Form 10-Q
period 1997-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 1997-11-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         Commission file number 1-13079

                        GAYLORD ENTERTAINMENT COMPANY (*)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        73-0664379
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

         One Gaylord Drive
        Nashville, Tennessee                                    37214
----------------------------------------              ------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (615) 316-6000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No   X   (**)
    ----    -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                         Outstanding as of October 31, 1997
            -----                         ----------------------------------
Common Stock, $.01 par value                       32,490,037 shares

-------------------------
*        Formerly known as New Gaylord Entertainment Company.
** The Registrant has been a reporting company under the Securities Exchange Act of 1934 since August 30, 1997. For certain purposes, including sales of restricted securities and sales by affiliates under Rule 144, the registrant is deemed to have been a reporting company for at least 90 days.

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
Part I - Financial Information

         Item 1.  Financial Statements                                                3

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended September 30, 1997 and 1996        4

                  Condensed Consolidated Statements of Income -
                        For the Nine Months Ended September 30, 1997 and 1996         5

                  Condensed Consolidated Balance Sheets -
                        September 30, 1997 and December 31, 1996                      6

                  Condensed Consolidated Statements of Cash Flows -
                        For the Nine Months Ended September 30, 1997 and 1996         7

                  Notes to Condensed Consolidated Financial Statements                8

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19


Part II - Other Information

         Item 1.  Legal Proceedings                                                  20

         Item 2.  Changes in Securities and Use of Proceeds                          20

         Item 3.  Defaults Upon Senior Securities                                    20

         Item 4.  Submission of Matters to a Vote of Security Holders                20

         Item 5.  Other Information                                                  20

         Item 6.  Exhibits and Reports on Form 8-K                                   20

Part I - Financial Information
Item 1.
                              FINANCIAL STATEMENTS


The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


On October 1, 1997, the Company's former parent ("Old Gaylord") consummated a transaction with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub was merged (the "Merger") with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, Old Gaylord was restructured (the "Restructuring") so that Old Gaylord transferred all of its assets and liabilities, other than those comprising its cable networks business (consisting primarily of The Nashville Network and the U.S. and Canadian operations of Country Music Television, and certain other related businesses, collectively referred to as the "Cable Networks Business") to the Company. Following the Restructuring, and on the day prior to the effective time of the Merger, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of the Company.


For accounting purposes, the condensed consolidated financial statements contained herein include Old Gaylord and its subsidiaries, including the Company, prior to the Merger. The net assets of the Cable Networks Business acquired by Westinghouse in the Merger are reflected as a charge against retained earnings as of September 30, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1996, and the Company's Registration Statement on Form 10, as amended, which documents have been filed with the Securities and Exchange Commission.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         1997          1996
                                                                       ---------     ---------
Revenues                                                               $ 245,481     $ 205,011

Operating expenses:
     Operating costs                                                     159,044       125,972
     Selling, general and administrative                                  43,732        33,645
     Merger costs                                                         22,645          --
     Restructuring charge                                                 13,654          --
     Depreciation and amortization                                        14,460        13,942
                                                                       ---------     ---------

          Operating income (loss)                                         (8,054)       31,452

Interest expense                                                          (5,809)       (6,021)
Interest income                                                            5,847         5,771
Other gains (losses)                                                      (1,399)         (704)
                                                                       ---------     ---------

          Income (loss) before provision (benefit) for income taxes       (9,415)       30,498

Provision (benefit) for income taxes                                     (51,731)       10,065
                                                                       ---------     ---------

          Net income                                                   $  42,316     $  20,433
                                                                       =========     =========


Net income per share                                                   $    1.30     $    0.63
                                                                       =========     =========

Weighted average shares outstanding, including equivalent shares          32,604        32,650
                                                                       =========     =========

Dividends per share                                                    $   0.300     $   0.270
                                                                       =========     =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      1997         1996
                                                                      ----         ----
Revenues                                                             $680,285    $553,148

Operating expenses:
     Operating costs                                                  418,680     333,432
     Selling, general and administrative                              131,193      96,384
     Merger costs                                                      22,645          --
     Restructuring charge                                              13,654          --
     Depreciation and amortization                                     42,706      35,228
                                                                     --------    --------

     Operating income                                                  51,407      88,104

Interest expense                                                      (20,733)    (13,574)
Interest income                                                        17,561      17,039
Other gains (losses)                                                  141,210      72,178
                                                                     --------    --------

     Income before provision for income taxes and cumulative
          effect of accounting change                                 189,445     163,747

Provision for income taxes                                             16,581      60,028
                                                                     --------    --------

     Income before cumulative effect of accounting change             172,864     103,719

Cumulative effect of accounting change, net of taxes                   (7,537)         --
                                                                     --------    --------

     Net income                                                      $165,327    $103,719
                                                                     ========    ========

Income (loss) per share:
Income before cumulative effect of accounting change                 $   5.31    $   3.18
Cumulative effect of accounting change                                  (0.23)         --
                                                                     --------    --------

Net income                                                           $   5.08    $   3.18
                                                                     ========    ========

Weighted average shares outstanding, including equivalent shares       32,526      32,637
                                                                     ========    ========

Dividends per share                                                  $  0.900    $  0.784
                                                                     ========    ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Sept. 30,      Dec. 31,
                                 ASSETS                                 1997           1996
                                                                      ---------      --------
Current assets:
  Cash                                                               $   11,692    $   13,720
  Trade receivables, less allowance of $3,601 and
    $3,276, respectively                                                 91,107       108,702
  Inventories                                                            31,726        15,436
  Other assets                                                           37,369        49,414
                                                                     ----------    ----------
       Total current assets                                             171,894       187,272
                                                                     ----------    ----------

Property and equipment, net of accumulated depreciation                 582,806       640,319
Intangible assets, net of accumulated amortization                       70,779        39,363
Investments                                                              73,111        66,037
Long-term notes and interest receivable                                 228,031       203,514
Other assets                                                             21,393        45,743
                                                                     ----------    ----------
       Total assets                                                  $1,148,014    $1,182,248
                                                                     ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                  $       --    $   37,350
  Accounts payable and accrued liabilities                              144,959       122,947
  Income taxes payable                                                    4,779         3,669
                                                                     ----------    ----------
       Total current liabilities                                        149,738       163,966
                                                                     ----------    ----------

Long-term debt                                                          385,631       326,059
Deferred income taxes                                                    42,229       117,947
Other liabilities                                                        31,401        46,466
Minority interest                                                           934        14,847

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized,
       no shares issued or outstanding                                       --           --
  Common stock, $.01 par value, 150,000 shares authorized,
       32,485 shares issued and outstanding at September 30, 1997           325           --
  Class A common stock, $.01 par value, 300,000 shares authorized,
       44,987 shares issued, 44,687 shares outstanding at December
       31, 1996                                                              --           450
  Class B common stock, $.01 par value, 150,000 shares authorized,
       51,684 shares issued and outstanding at December 31, 1996             --           517
  Additional paid-in capital                                            492,373       483,287
  Retained earnings                                                      43,174        39,494
  Treasury stock                                                           --          (5,938)
  Other stockholders' equity                                              2,209        (4,847)
                                                                     ----------    ----------
          Total stockholders' equity                                    538,081       512,963
                                                                     ----------    ----------
          Total liabilities and stockholders' equity                 $1,148,014    $1,182,248
                                                                     ==========    ==========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                     1997          1996
                                                                                     ----          ----
Cash Flows from Operating Activities:
   Net income                                                                     $ 165,327     $ 103,719
   Amounts to reconcile net income to net cash flows
        provided by operating activities:
        Cumulative effect of accounting change, net of taxes                          7,537            --
        Write-down of television program rights                                      11,740            --
        Depreciation and amortization                                                42,706        35,228
        Deferred income taxes                                                       (70,919)       (3,490)
        Noncash interest income                                                     (16,701)      (14,912)
        Gain on sale of television stations                                        (144,259)      (73,850)
        Changes in:
             Trade receivables                                                      (14,948)      (15,831)
             Accounts payable and accrued liabilities                                42,962        (6,265)
             Other, net                                                              (7,151)       (8,948)
                                                                                  ---------     ---------
        Net cash flows provided by operating activities                              16,294        15,651
                                                                                  ---------     ---------

Cash Flows from Investing Activities:
   Purchase of Word Entertainment                                                  (120,017)           --
   Proceeds from sale of television stations, net of direct selling costs paid      155,469        98,544
   Purchases of property and equipment                                              (36,349)      (96,643)
   Payment upon disposal of Fiesta Texas partnership interest                            --       (12,976)
   Investments in, advances to and distributions from affiliates, net               (10,150)       (5,699)
   Other, net                                                                       (14,843)       (5,052)
                                                                                  ---------     ---------
        Net cash flows used in investing activities                                 (25,890)      (21,826)
                                                                                  ---------     ---------

Cash Flows from Financing Activities:
   Repayment of long-term debt                                                     (149,762)      (37,838)
   Proceeds from issuance of long-term debt                                             420            --
   Net borrowings under revolving credit agreements                                 176,169        71,010
   Purchase of treasury stock                                                        (1,709)           --
   Proceeds from exercise of stock options                                           11,467         1,231
   Dividends paid                                                                   (29,017)      (25,307)
                                                                                  ---------     ---------
        Net cash flows provided by financing activities                               7,568         9,096
                                                                                  ---------     ---------

Net change in cash                                                                   (2,028)        2,921
Cash, beginning of period                                                            13,720        12,062
                                                                                  ---------     ---------

Cash, end of period                                                               $  11,692     $  14,983
                                                                                  =========     =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. WESTINGHOUSE MERGER

On October 1, 1997, the Company's former parent ("Old Gaylord") consummated a transaction with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub was merged (the "Merger") with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, Old Gaylord was restructured (the "Restructuring") so that certain assets and liabilities that were part of Old Gaylord's hospitality, attractions, music, television and radio businesses, including all of its long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire 95% of Z Music, Inc., were transferred to or retained by the Company. As a result of the Restructuring and the Merger, substantially all of the assets of Old Gaylord's cable networks business, consisting primarily of The Nashville Network and the U.S. and Canadian operations of Country Music Television, and certain other related businesses (collectively, the "Cable Networks Business") and its liabilities to the extent that they arose out of or related to the Cable Networks Business, were acquired by Westinghouse.

Following the Restructuring, and on the day prior to the effective time of the Merger, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of the Company. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Old Gaylord Common Stock"), of Old Gaylord on the record date for the Distribution received a number of shares of Common Stock, $0.01 par value, of the Company equal to one-third the number of shares of Old Gaylord Common Stock held by such holder. Cash was distributed in lieu of any fractional shares of the Company's common stock. Treasury stock of $7,647 held by Old Gaylord immediately prior to the Merger was retired. The cost of the treasury stock in excess of par value was charged to additional paid-in capital. All per share amounts in the condensed consolidated financial statements have been restated to reflect the Restructuring and Distribution.

At the time of the Merger, the book value of the net assets of the Cable Networks Business was $132,630, which has been reflected in the condensed consolidated financial statements as a charge against retained earnings. A summary of the net assets distributed is as follows:

    Cash                                                        $  7,481
    Accounts receivable, net                                      67,033
    Other current assets                                          20,332
    Property and equipment, net                                   53,386
    Intangible assets, net                                        31,148
    Other assets                                                  10,532
    Accounts payable and accrued expenses                        (35,855)
    Long-term debt                                                (4,605)
    Minority interest                                            (15,048)
    Other liabilities                                             (1,774)
                                                                --------
    Net assets of Cable Networks Business                       $132,630
                                                                ========

Revenues of the Cable Networks Business were $86,416 and $77,815 for the three months ended September 30, 1997 and 1996, respectively, and were $264,463 and $240,150 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation and amortization of the Cable Networks Business was $3,291 and $2,666 for the three months ended September 30, 1997 and 1996, respectively, and was $9,589 and $7,753 for the nine months ended September 30, 1997 and 1996, respectively. Operating income of the Cable Networks Business was $25,458 and $23,703 for the three months ended September 30, 1997 and 1996, respectively, and was $78,312 and $70,861 for the nine months ended September 30, 1997 and 1996, respectively. The operating results of the Cable Networks Business are included in the Company's operating results through September 30, 1997.

In connection with the Merger, Restructuring and Distribution, the Company recognized nonrecurring merger costs and a restructuring charge in the third quarter of 1997 of $22,645 and $13,654, respectively. Merger costs include professional and registration fees, debt refinancing costs, and incentive compensation associated with the Merger. The Company recognized merger costs of $1,363 related to restricted stock issued under stock option and incentive plans which vested at the time of the Merger. The restructuring charge includes estimated costs for employee severance and termination benefits of $6,500, asset write-downs of $3,653, and other costs associated with the restructuring of $3,501. As of September 30, 1997, the Company has recorded charges of $6,154 against the restructuring accrual, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet, of which $1,529 represents actual cash expenditures and $4,625 represents non-cash asset write-downs and other restructuring costs. The Company expects the restructuring to be completed in the next six months and to be funded from the Company's cash flows from operating activities.

2. INCOME (LOSS) PER SHARE

The computations of income (loss) per share are based on the weighted average number of common and equivalent (stock options) shares deemed, for accounting purposes, to be outstanding during the periods. The share amounts used in the computation of income (loss) per share for the three months ended September 30, 1997 and 1996 were 32,604,000 and 32,650,000, respectively, and for the nine months ended September 30, 1997 and 1996 were 32,526,000 and 32,637,000, respectively. All per share amounts in the condensed consolidated financial statements have been restated to reflect the Restructuring and Distribution.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options. On a pro forma basis as if the Company had adopted SFAS 128, basic earnings per share would have been $1.30 and $0.63 for the three months ended September 30, 1997 and 1996, respectively, and $5.13 and $3.22 for the nine months ended September 30, 1997 and 1996, respectively. Diluted earnings per share as if SFAS 128 had been adopted would have been unchanged from the reported amounts for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996.

3.  SALE OF TELEVISION STATION

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160,000 in cash. The sale resulted in a pretax gain of $144,259, which is included in other gains (losses) in the condensed consolidated statements of income. The Company utilized the net proceeds from the sale to reduce outstanding indebtedness.

4.  ACQUISITION OF WORD ENTERTAINMENT

In January 1997, the assets of Word Entertainment ("Word") were purchased for approximately $120,000 in cash, which is subject to a final working capital adjustment. The purchase price included approximately $40,000 of working capital. The acquisition was financed through borrowings under a revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired has been preliminarily estimated at approximately $61,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

The following unaudited pro forma information presents a summary of consolidated results of the combined operations of the Company and Word for the three months ended September 30, 1996 and for the nine months ended September 30, 1996, as if the acquisition had occurred on January 1, 1996:

                                    Three Months    Nine Months
                                       Ended           Ended
                                     Sept. 30,       Sept. 30,
                                       1996            1996
                                    ------------    -----------
Revenues                              $233,132       $614,908
                                      ========       ========
Net income                            $ 21,051       $ 96,901
                                      ========       ========
Net income per share                  $   0.64       $   2.97
                                      ========       ========


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including additional amortization expense as a result of goodwill and other intangible assets, increased interest expense on acquisition debt, and an adjustment to the provision for income taxes for such items. The pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had occurred on January 1, 1996, or of future results of operations of the consolidated entities.

5.  ACCOUNTING CHANGE

Effective January 1, 1997, a change in the method of accounting for preopening expenses on new ventures was adopted to expense these costs as incurred. Prior to 1997, preopening expenses were deferred and amortized over five years on a straight-line basis. The first quarter of 1997 has been restated to record a $7,537 charge, net of taxes, as the cumulative effect of this accounting change. This change did not have a significant impact on results of operations before the cumulative effect of this accounting change for the nine months ended September 30, 1997. On a pro forma basis, this change would have decreased net income by $2,623, or $0.08 per share, for the nine months ended September 30, 1996.

6.  LONG-TERM DEBT

Pursuant to the Restructuring, the Company assumed all of Old Gaylord's long-term indebtedness, including Old Gaylord's obligations under a revolving credit facility entered into by Old Gaylord in August 1997 (the "1997 Credit Facility"). The lenders under the 1997 Credit Facility are a syndicate of banks with NationsBank of Texas, N.A. acting as agent (the "Agent"). The maximum amount that can be borrowed under the 1997 Credit Facility is $600,000. The final maturity of the 1997 Credit Facility is July 2002. The 1997 Credit Facility is unsecured and is guaranteed by certain of the Company's subsidiaries.

Amounts outstanding under the 1997 Credit Facility bear interest at a rate, at the Company's option, equal to either (i) the higher of the Agent's prime rate or the federal funds rate plus 0.5%, or (ii) LIBOR plus a margin ranging from 0.4% to 1% depending on the Company's ratio of debt to capitalization or debt ratings. In addition, the Company is required to pay a commitment fee ranging between 0.125% and 0.25% per year, also depending on the ratio of debt to capitalization or debt ratings, on the average unused portion of the 1997 Credit Facility, as well as an annual administrative fee.

The 1997 Credit Facility requires the Company to maintain certain financial ratios and minimum stockholders' equity levels and subjects the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates.

Old Gaylord prepaid the remaining $90,000 of its outstanding fixed-rate senior notes as well as its $21,000 term loan during the third quarter of 1997 by utilizing borrowings under its revolving line of credit.

7.  WRITE-DOWN OF TELEVISION PROGRAM RIGHTS

During the third quarter of 1997, the Company recorded a charge to operations of $11,740 for the write-down to net realizable value of certain program rights at television station KTVT. This write-down relates primarily to movie packages and certain syndicated programming whose value has been impaired by an operating decision to purchase more first-run programming and is included in operating costs in the condensed consolidated statements of income.

8.  INCOME TAXES

During the third quarter of 1997, the Company recorded a deferred tax benefit of $68,992 related to the revaluation of certain reserves as a result of the Restructuring and Merger.

9.  SUBSEQUENT EVENT

During the fourth quarter of 1997, the Company signed a letter of agreement with The Mills Corporation to create a partnership to develop a $200,000 entertainment/retail complex located on land currently used for the Opryland theme park. The Company will hold a one-third interest in the partnership. In conjunction with this agreement, the Company announced plans to close the Opryland theme park at the end of the 1997 operating season. The Company expects to record a pretax nonrecurring charge related to the closing of the Opryland theme park in the fourth quarter of 1997 of approximately $45,000 to $50,000.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING AND MERGER

On October 1, 1997, the Company's former parent ("Old Gaylord") consummated a transaction with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub was merged (the "Merger") with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, Old Gaylord was restructured (the "Restructuring") so that certain assets and liabilities that were part of Old Gaylord's hospitality, attractions, music, television and radio businesses, including all of its long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire 95% of Z Music, Inc., were transferred to or retained by the Company. As a result of the Restructuring and the Merger, substantially all of the assets of Old Gaylord's cable networks business, consisting primarily of The Nashville Network ("TNN") and the U.S. and Canadian operations of Country Music Television ("CMT"), and certain other related businesses (collectively, the "Cable Networks Business") and its liabilities to the extent that they arose out of or related to the Cable Networks Business, were acquired by Westinghouse.

Following the Restructuring, and on the day prior to the effective time of the Merger, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of the Company. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Old Gaylord Common Stock"), of Old Gaylord on the record date for the Distribution received a number of shares of Common Stock, $0.01 par value, of the Company equal to one-third the number of shares of Old Gaylord Common Stock held by such holder. Cash was distributed in lieu of any fractional shares of the Company's common stock. Treasury stock of $7.6 million held by Old Gaylord immediately prior to the Merger was retired. The cost of the treasury stock in excess of par value was charged to additional paid-in capital. All per share amounts in the condensed consolidated financial statements have been restated to reflect the Restructuring and Distribution.

At the time of the Merger, the book value of the net assets of the Cable Networks Business was $132.6 million, which has been reflected in the condensed consolidated financial statements as a charge against retained earnings. Revenues of the Cable Networks Business were $86.4 million and $77.8 million for the three months ended September 30, 1997 and 1996, respectively, and were $264.5 million and $240.2 million for the nine months ended September 30, 1997 and 1996, respectively. Depreciation and amortization of the Cable Networks Business was $3.3 million and $2.7 million for the three months ended September 30, 1997 and 1996, respectively, and was $9.6 million and $7.8 million for the nine months ended September 30, 1997 and 1996, respectively. Operating income of the Cable Networks Business was $25.5 million and $23.7 million for the three months ended September 30, 1997 and 1996, respectively, and was $78.3 million and $70.9 million for the nine months ended September 30, 1997 and 1996, respectively. The operating results of the Cable Networks Business are included in the Company's operating results through September 30, 1997. For accounting purposes, the financial information contained herein includes Old Gaylord and its subsidiaries, including the Company, prior to the Merger.

SALE OF TELEVISION STATION

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income. The Company utilized the net proceeds from the sale to reduce outstanding indebtedness.

WORD ENTERTAINMENT ACQUISITION

In January 1997, the assets of Word Entertainment ("Word") were purchased for approximately $120.0 million in cash, which is subject to a final working capital adjustment. The purchase price included approximately $40.0 million of working capital. The acquisition was financed through borrowings under a revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired has been preliminarily estimated at approximately $61.0 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel, the Opryland theme park and other Nashville-based attractions. The broadcasting and music segment includes the Company's television stations, radio stations, music publishing business, and Word. The cable networks segment primarily consists of TNN, CMT and CMT International. The Company's unallocated corporate expenses are reported separately.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and nine month periods ended September 30, 1997 and 1996 (amounts in thousands, except operating data). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                        Three Months Ended                           Nine Months Ended
                                                           September 30,                               September 30,
                                            --------------------------------------------   ----------------------------------------
                                               1997           %        1996          %        1997       %       1996           %
                                               ----          ---       ----         ---       ----      ---      ----          ---
Revenues:
  Hospitality and attractions                $107,364        43.7    $100,963       49.2   $262,020      38.5   $232,916       42.1
  Broadcasting and music                       48,726        19.9      23,534       11.5    145,188      21.4     72,745       13.2
  Cable networks                               89,391        36.4      80,514       39.3    273,077      40.1    247,487       44.7
                                             --------       -----    --------      -----   --------     -----   --------      -----
     Total revenues                           245,481       100.0     205,011      100.0    680,285     100.0    553,148      100.0
                                             --------       -----    --------      -----   --------     -----   --------      -----

Operating expenses:
  Operating costs                             159,044        64.8     125,972       61.5    418,680      61.5    333,432       60.3
  Selling, general & administrative            43,732        17.8      33,645       16.4    131,193      19.3     96,384       17.4
  Merger costs                                 22,645         9.2         --         --      22,645       3.3         --        --
  Restructuring charge                         13,654         5.6         --         --      13,654       2.0         --        --
  Depreciation and amortization:
    Hospitality and attractions                 8,339                   8,947                24,134               20,827
    Broadcasting and music                      1,588                   1,127                 5,281                3,269
    Cable networks                              3,680                   3,056                10,752                8,797
    Corporate                                     853                     812                 2,539                2,335
                                             --------       -----    --------      -----   --------     -----   --------      -----
    Total depreciation and amortization        14,460         5.9      13,942        6.8     42,706       6.3     35,228        6.4
                                             --------       -----    --------      -----   --------     -----   --------      -----
       Total operating expenses               253,535       103.3     173,559       84.7    628,878      92.4    465,044       84.1
                                             --------       -----    --------      -----   --------     -----   --------      -----

Operating income (loss):
  Hospitality and attractions                  18,126        16.9      13,759       13.6     34,445      13.1     29,452       12.6
  Broadcasting and music                       (4,514)       (9.3)      4,506       19.1      6,069       4.2     14,437       19.8
  Cable networks                               22,310        25.0      20,117       25.0     67,587      24.8     63,532       25.7
  Merger costs                                (22,645)        --           --        --     (22,645)      --          --        --
  Restructuring charge                        (13,654)        --           --        --     (13,654)      --          --        --
  Corporate                                    (7,677)        --       (6,930)       --     (20,395)      --     (19,317)       --
                                             --------        ----    --------      -----   --------      ----   --------      -----
     Total operating income (loss)           $ (8,054)       (3.3)   $ 31,452       15.3   $ 51,407       7.6   $ 88,104       15.9
                                             ========        ====    ========      =====   ========      ====   ========      =====

                                                                  Nine Months Ended
                                                                    September 30,
                                                      ----------------------------------------
Operating data:                                         1997            1996         % change
---------------                                         ----            ----         --------
  Hospitality and attractions:
     Opryland Hotel:
          Occupancy rate                                83.9%            83.8%
          Average guest room rate                     $134.19          $129.31          3.8
     Opryland theme park:
          Attendance (in thousands)                     1,492            1,583         (5.7)
          Revenue per guest                            $29.16           $29.07          0.3
  Cable networks:
     Number of U.S. subscribers (in thousands):
          The Nashville Network                        70,779           67,041          5.6
          Country Music Television                     41,453           35,906         15.4

PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1996

Revenues

Total Revenues - Total revenues increased $40.5 million, or 19.7%, to $245.5 million in the third quarter of 1997, and increased $127.1 million, or 23.0%, to $680.3 million in the first nine months of 1997, a substantial portion of which was attributable to the acquisition of Word. Excluding the revenues of Word subsequent to the date of the Word acquisition, total revenues increased $10.3 million, or 5.0%, to $215.3 million in the third quarter of 1997, and increased $50.1 million, or 9.1%, to $603.2 million in the first nine months of 1997. The increases are primarily attributable to the expansion of the Opryland Hotel in the hospitality and attractions segment and continued growth in the cable networks segment.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $6.4 million, or 6.3%, to $107.4 million in the third quarter of 1997, and increased $29.1 million, or 12.5%, to $262.0 million for the first nine months of 1997. Opryland Hotel revenues increased $32.0 million, or 23.2%, to $169.7 million in the first nine months of 1997 principally because of the hotel expansion. The hotel's occupancy rate increased to 83.9% in the first nine months of 1997 compared to 83.8% in the first nine months of 1996. The hotel sold 632,200 rooms in the first nine months of 1997 compared to 560,700 rooms sold in the same period of 1996 reflecting a 12.8% increase over 1996. The hotel's average guest room rate increased to $134.19 in the first nine months of 1997 from $129.31 in the first nine months of 1996. At September 30, 1997, the hotel's advanced bookings were approximately $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years.

Broadcasting and Music - Revenues increased $25.2 million, or 107.0%, to $48.7 million in the third quarter of 1997, and increased $72.4 million, or 99.6%, to $145.2 million for the first nine months of 1997. Excluding the revenues of Word subsequent to the date of the Word acquisition, broadcasting and music revenues decreased $5.0 million, or 21.3%, to $18.5 million in the third quarter of 1997, and decreased $4.6 million, or 6.3%, to $68.1 million for the first nine months of 1997. The decreases for the third quarter and first nine months of 1997 are primarily the result of the June 1997 sale of television station KSTW.

Cable Networks - Revenues increased $8.9 million, or 11.0%, to $89.4 million in the third quarter of 1997, and increased $25.6 million, or 10.3%, to $273.1 million for the first nine months of 1997. Advertising revenues increased 6.8% during the third quarter of 1997 and increased 8.7% for the first nine months of 1997 at TNN. Subscriber revenues at TNN increased 7.4% in the third quarter of 1997 and 6.8% for the first nine months of 1997 as the number of U.S. subscribers increased to 70.8 million in September 1997 from 67.0 million in September 1996. Revenues related to CMT increased 34.3% in the third quarter of 1997 and 26.6% for the first nine months of 1997 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 41.5 million in September 1997 from 35.9 million in September 1996. CMT International revenues increased $1.3 million, or 17.4%, to $8.6 million in the first nine months of 1997.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $80.0 million, or 46.1%, to $253.5 million in the third quarter of 1997 and increased $163.8 million, or 35.2%, to $628.9 million for the first nine months of 1997, a substantial portion of which was attributable to the acquisition of Word and the nonrecurring charges discussed below. A portion of the increase is also due to corporate total operating expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, data processing and other administrative costs, which increased $0.7 million to $7.7 million in the third quarter of 1997, and increased $1.1 million to $20.4 million in the first nine months of 1997.

Operating Costs - Operating costs increased $33.1 million, or 26.3%, to $159.0 million in the third quarter of 1997 and increased $85.2 million, or 25.6%, to $418.7 million in the first nine months of 1997. During the third quarter of 1997, the Company recorded a nonrecurring charge to operations of $11.7 million for the write-down to net realizable value of certain program rights at television station KTVT. This write-down relates primarily to movie packages and certain syndicated programming whose value has been impaired as a result of the operating decision to purchase more first-run programming. Excluding the write-down of television program rights, operating costs, as a percentage of revenues, decreased slightly to 59.8% during the first nine months of 1997 as compared to 60.3% during the first nine months of 1996. Excluding the write-down of television program rights at KTVT and the operating costs of Word subsequent to the date of the Word acquisition, operating costs increased $3.7 million, or 3.0%, in the third quarter of 1997 and increased $27.3 million, or 8.2%, in the first nine months of 1997. The increases are attributable to increased operating costs at the Opryland Hotel of $17.6 million for the first nine months of 1997 primarily related to the hotel expansion. In addition, operating costs increased during the first nine months of 1997 due to the continued growth in the cable networks segment, including a $5.0 million increase in Westinghouse commissions at TNN, a $4.8 million increase in programming costs at TNN, and a $3.0 million increase in operating costs related to the expansion of CMT International including increased costs for a 24-hour transponder for CMT International's European operations. These increases were partially offset by decreases in operating costs for the first nine months of 1997 of $5.4 million at KSTW, which was sold in June 1997.

Selling, General and Administrative - Selling, general and administrative expenses increased $10.1 million, or 30.0%, to $43.7 million in the third quarter of 1997 and increased $34.8 million, or 36.1%, to $131.2 million for the first nine months of 1997. Selling, general and administrative expenses, as a percentage of revenues, increased to 19.3% in the first nine months of 1997 from 17.4% in the first nine months of 1996. Excluding the selling, general and administrative expenses of Word subsequent to the date of the Word acquisition, selling, general and administrative expenses increased $1.9 million, or 5.7%, in the third quarter of 1997 and $10.1 million, or 10.5%, for the first nine months of 1997. The increases are primarily attributable to higher promotional expenses related to CMT and CMT International of $2.3 million and $1.6 million, respectively, for the first nine months of 1997. In addition, administrative costs increased $2.7 million at the Opryland Hotel during the first nine months of 1997 primarily because of the hotel expansion. Selling and administrative expenses also increased $2.2 million in the first nine months of 1997 as a result of the expansion of the NASCAR Thunder Stores, which were acquired by Westinghouse in the Merger.

Depreciation and Amortization - Depreciation and amortization increased $0.5 million, or 3.7%, to $14.5 million in the third quarter of 1997 and increased $7.5 million, or 21.2%, to $42.7 million for the first nine months of 1997. Excluding the depreciation and amortization related to Word subsequent to the date of the Word acquisition, depreciation and amortization decreased $0.2 million to $13.7 million in the third quarter of 1997 and increased $5.3 million to $40.5 million for the first nine months of 1997. The increase for the first nine months of 1997 is primarily attributable to increased depreciation and amortization expense of $3.1 million related to the expansion of the Opryland Hotel.

Merger Costs and Restructuring Charge - In connection with the Merger, Restructuring and Distribution, the Company recognized nonrecurring merger costs and a restructuring charge in the third quarter of 1997 of $22.6 million and $13.7 million, respectively. Merger costs include professional and registration fees, debt refinancing costs, and incentive compensation associated with the Merger. The Company recognized merger costs of $1.4 million related to restricted stock issued under stock option and incentive plans which vested at the time of the Merger. The restructuring charge includes estimated costs for employee severance and termination benefits of $6.5 million, asset write-downs of $3.7 million, and other costs associated with the restructuring of $3.5 million. As of September 30, 1997, the Company has recorded charges of $6.2 million against the restructuring accrual, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet, of which $1.6 million represents actual cash expenditures and $4.6 million represents non-cash asset write-downs and other restructuring costs. The Company expects the restructuring to be completed in the next six months and to be funded from the Company's cash flows from operating activities.

Operating Income

Total Operating Income - Total operating income decreased $39.5 million to an operating loss of $8.1 million in the third quarter of 1997 and decreased $36.7 million to $51.4 million for the first nine months of 1997. Excluding the write-down of television program rights at KTVT, merger costs and restructuring charge, and the operating income of Word subsequent to the date of the Word acquisition, total operating income increased $4.9 million to $36.3 million in the third quarter of 1997 and increased $7.4 million to $95.5 million for the first nine months of 1997. The increase in operating income in the hospitality and attractions segment for the first nine months of 1997 is primarily related to greater operating income generated by the Opryland Hotel. Excluding the write-down of television program rights at KTVT and the impact of Word's operating income subsequent to the date of the Word acquisition, the broadcasting and music segment operating income decreased slightly for the first nine months of 1997. The cable networks segment increase reflects continued growth of TNN and CMT, which was offset, in part, by increased operating losses associated with CMT International's expansion. The operating losses of CMT International increased to $10.7 million in the first nine months of 1997 from $7.3 million in the first nine months of 1996.

Interest Expense

Interest expense decreased $0.2 million to $5.8 million in the third quarter of 1997 and increased $7.2 million to $20.7 million for the first nine months of 1997. The increase is attributable to higher average debt levels, due primarily to the financing of the Word acquisition. The Company utilized the net proceeds from the sale of KSTW in June 1997 to reduce outstanding indebtedness. The Company's weighted average interest rate on its borrowings was 6.6% in the first nine months of 1997 compared to 6.9% in the first nine months of 1996.

Interest Income

Interest income increased $0.1 million to $5.8 million in the third quarter of 1997 and increased $0.5 million to $17.6 million in the first nine months of 1997. Interest income primarily results from noncash interest income earned on a long-term note receivable.

Other Gains (Losses)

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income.

In January 1996, the Company sold KHTV, its Houston, Texas television station, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) in the condensed consolidated statements of income.

Income Taxes

The provision for income taxes was a benefit of $51.7 million for the third quarter of 1997, which included a nonrecurring deferred tax benefit of $69.0 million related to the revaluation of certain reserves as a result of the Restructuring and Merger, compared to a provision of $10.1 million for the third quarter of 1996. The provision for income taxes was $16.6 million for the first nine months of 1997 compared to $60.0 million for the first nine months of 1996. The effective tax rate on income before provision for income taxes and cumulative effect of accounting change was 8.8% for the first nine months of 1997 compared to 36.7% for the first nine months of 1996, due to the deferred tax benefit discussed above.

Accounting Change

Effective January 1, 1997, a change in the method of accounting for preopening expenses on new ventures was adopted to expense these costs as incurred. Prior to 1997, preopening expenses were deferred and amortized over five years on a straight-line basis. The first quarter of 1997 has been restated to record a $7.5 million charge, net of taxes, as the cumulative effect of this accounting change. This change did not have a significant impact on results of operations before the cumulative effect of this accounting change for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Restructuring, the Company assumed all of Old Gaylord's long-term indebtedness, including Old Gaylord's obligations under a revolving credit facility entered into by Old Gaylord in August 1997 (the "1997 Credit Facility"). The lenders under the 1997 Credit Facility are a syndicate of banks with NationsBank of Texas, N.A. acting as agent (the "Agent"). The maximum amount that can be borrowed under the 1997 Credit Facility is $600 million. The final maturity of the 1997 Credit Facility is July 2002. The 1997 Credit Facility is unsecured and is guaranteed by certain of the Company's subsidiaries.

Amounts outstanding under the 1997 Credit Facility bear interest at a rate, at the Company's option, equal to either (i) the higher of the Agent's prime rate or the federal funds rate plus 0.5%, or (ii) LIBOR plus a margin ranging from 0.4% to 1% depending on the Company's ratio of debt to capitalization or debt ratings. In addition, the Company is required to pay a commitment fee ranging between 0.125% and 0.25% per year, also depending on the ratio of debt to capitalization or debt ratings, on the average unused portion of the 1997 Credit Facility, as well as an annual administrative fee.

The 1997 Credit Facility requires the Company to maintain certain financial ratios and minimum stockholders' equity levels and subjects the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates.

Old Gaylord prepaid the remaining $90 million of its outstanding fixed-rate senior notes as well as its $21 million term loan during the third quarter of 1997 by utilizing borrowings under its revolving line of credit.

The purchase of Word for approximately $120 million was financed through borrowings under a revolving line of credit. The proceeds from the sale of KSTW in 1997 were used to reduce indebtedness. At October 31, 1997, the Company had approximately $212 million in available borrowing capacity under the 1997 Credit Facility.

The Company currently projects capital expenditures of approximately $45 million for 1997, approximately $36.3 million of which had been spent as of September 30, 1997. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the 1997 Credit Facility, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

SEASONALITY

Certain of the Company's businesses are subject to seasonal fluctuation. Many of the operations in the hospitality and attractions segment are either closed or operate on a limited basis during the first quarter of the year and conduct most of their business during the summer tourism season. The first calendar quarter is also the weakest quarter for most television and radio broadcasters, including the Company, as advertising revenues are lower in the post-Christmas period. Revenues in the music business are also typically weakest in the first calendar quarter following the Christmas buying season.

RECENT DEVELOPMENTS

During the fourth quarter of 1997, the Company signed a letter of agreement with The Mills Corporation to create a partnership to develop a $200 million entertainment/retail complex located on land currently used for the Opryland theme park. The Company will hold a one-third interest in the partnership. In conjunction with this agreement, the Company announced plans to close the Opryland theme park at the end of the 1997 operating season. The Company expects to record a pretax nonrecurring charge related to the closing of the Opryland theme park in the fourth quarter of 1997 of approximately $45 million to $50 million.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to negotiate definitive agreements and control costs relating to the restructuring of the Opryland theme park; the ability to integrate the operations of Word into the Company's business; the advertising market in the United States in general and in the Company's local television and radio markets in particular; the perceived attractiveness of Nashville, Tennessee, as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.



Item 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable

Part II - Other Information


         Item 1.  LEGAL PROCEEDINGS

                  Inapplicable

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In connection with the Distribution and the Merger, the Company amended and restated its certificate of incorporation to, among other things, (i) authorize one class of common stock, $0.01 par value, of the Company (the "Common Stock"),
                  (ii) increase the authorized number of shares of Common Stock to 150,000,000 shares, and (iii) convert the 1,000 shares of Company common stock, $100.00 par value, then outstanding into the 32,485,402 shares of Common Stock issued to the Old Gaylord stockholders in the Distribution. The Company did not receive any proceeds from the Distribution.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Inapplicable

         Item 5.  OTHER INFORMATION

                  Inapplicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits following the Signatures page.
                  (b) A Current Report on Form 8-K, dated October 7, 1997,
                      reporting the completion of the Merger and the Distribution was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GAYLORD ENTERTAINMENT COMPANY


Date: November 13, 1997              By:  /s/ Terry E. London
     ----------------------             ---------------------------------------
                                        Terry E. London
                                        President, Chief Executive Officer, and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                       PAGE NO.
                                                                       --------

27    Financial Data Schedule (for SEC use only)