Form 10-K
period 1997-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 1998-03-31
CIK 1040829

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-13079

(GAYLORD ENTERTAINMENT LOGO)
                         GAYLORD ENTERTAINMENT COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-0664379
       (State or other jurisdiction of            (I.R.S. employer identification number)
        incorporation or organization)

   ONE GAYLORD DRIVE, NASHVILLE, TENNESSEE                         37214
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (615) 316-6000

Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK -- $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE
               (Title of Class)                    (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 1998, 32,802,584 shares of Common Stock were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on March 18, 1998 was approximately $699,835,000. Shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                         GAYLORD ENTERTAINMENT COMPANY

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                    PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   13
Item 4   Submission of Matters to a Vote of Security Holders.........   14
                                   PART II
Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................   14
Item 6   Selected Financial Data.....................................   15
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   17
Item 8   Financial Statements and Supplementary Data.................   26
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................   49
                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........   49
Item 11  Executive Compensation......................................   49
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................   49
Item 13  Certain Relationships and Related Transactions..............   49
                                   PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................   49

SIGNATURES...........................................................   50

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND HISTORY

     Gaylord Entertainment Company (the "Company" or "New Gaylord") is a diversified entertainment company emphasizing family values and its country music roots, operating principally in three industry segments: (i) hospitality and attractions; (ii) broadcasting and music; and (iii) cable networks.

     The Company traces its origins to a newspaper publishing business founded in 1903 in the Oklahoma Territory by a group including the Gaylord and Dickinson families. In 1928, the Company entered the radio broadcasting business and, in 1949, expanded its broadcasting interests to include television stations. The Company currently owns a television station that is affiliated with the CBS television network and three radio stations. See "-- Broadcasting and Music."

     In 1983, the Company acquired Opryland USA, an interrelated group of businesses tracing their origins to the Grand Ole Opry music radio show created in 1925, which has become the cornerstone of the company's hospitality and attractions businesses. Opryland USA has developed an entertainment and convention/resort complex in Nashville, Tennessee, that is anchored by the Opry House (the current home of the Grand Ole Opry), the Opryland Hotel, which is one of the nation's largest convention/resort hotels, and, until the end of 1997, the Opryland theme park. Beginning in 2000, the former Opryland theme park site will be home to Opry Mills, a $200 million entertainment/retail complex to be built in partnership with The Mills Corporation. See "-- Hospitality and Attractions."

     Also in 1983, Opryland USA entered the cable networks business by launching The Nashville Network ("TNN"), a cable network with a national audience featuring country lifestyles, entertainment, and sports, and, in 1991, the Company acquired a 67% interest in Country Music Television ("CMT"), a cable network with a 24-hour country music video format. From the date of TNN's formation and CMT's acquisition until the CBS Merger (described below), TNN and CMT were marketed by Westinghouse Electric Corporation, now known as CBS Corporation ("CBS"), through certain of CBS's divisions and subsidiaries, and an affiliate of CBS owned the remaining 33% interest in CMT. The Company subsequently expanded CMT outside the U.S. and the first of the CMT International cable networks was launched in Europe in 1992. CMT International, which programs primarily country music videos, was later expanded into Asia and the Pacific Rim, as well as Latin America. In 1994, the Company acquired an option to purchase 95% of the outstanding common stock of Z Music, a cable network currently featuring contemporary Christian music videos. The Company currently manages the operations of Z Music. In January 1997, New Gaylord's predecessor acquired the assets of Word Entertainment ("Word"), one of the largest contemporary Christian music companies in the world. See "-- Cable Networks" and "-- Broadcasting and Music."

     Prior to September 30, 1997, New Gaylord was a wholly owned subsidiary of its former parent, which was then known as Gaylord Entertainment Company ("Old Gaylord"). On October 1, 1997, Old Gaylord consummated a transaction with CBS and G Acquisition Corp., a wholly owned subsidiary of CBS ("Sub"), pursuant to which Sub was merged (the "CBS Merger") with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of CBS. Prior to the CBS Merger, Old Gaylord was restructured (the "Restructuring") by transferring its assets and liabilities, other than TNN and CMT (U.S. and Canadian operations), and certain other related assets and liabilities (the "Cable Networks Business"), to New Gaylord and its subsidiaries. Following the Restructuring, on September 30, 1997, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of New Gaylord. In connection with these transactions, New Gaylord and Old Gaylord entered into various agreements relating to the future relationship between New Gaylord and Old Gaylord (as a subsidiary of CBS) after the CBS Merger (the "CBS Transitional Agreements"), the net cost of which, if any, is expected to be immaterial to New Gaylord. Immediately following the CBS Merger, New Gaylord changed its name to Gaylord Entertainment Company.

     Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" for periods prior to the Distribution are to Old Gaylord.

HOSPITALITY AND ATTRACTIONS

     The Company's hospitality and attractions operations consist primarily of an interrelated group of businesses including the Grand Ole Opry, the Opryland Hotel, the Wildhorse Saloon, the Ryman Auditorium, the General Jackson (an entertainment showboat), and other related businesses. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's hospitality and attractions operations.

  Convention/Resort Hotel Operations

     The Opryland Hotel. The Opryland Hotel, situated on approximately 120 acres in the Opryland complex, is the seventh largest hotel in the United States in terms of number of guest rooms and has more exhibit space per room than any other convention hotel in the world. The Opryland Hotel attracts convention business, which accounted for approximately 80% of the hotel's revenues in each of 1997, 1996, and 1995, from major trade associations and corporations. It also serves as a destination resort for vacationers seeking accommodations in close proximity to the Grand Ole Opry and the Springhouse Golf Club, as well as to other attractions in the Nashville area. The Company believes that the ambience created at the Opryland Hotel by combining a state of the art convention facility, live musical entertainment, and old-fashioned Southern hospitality and charm are factors that differentiate it from other convention/resort hotels.

     The following table sets forth information concerning the Opryland Hotel for each of the five years in the period ended December 31, 1997.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
Average number of guest rooms...........     2,866      2,613      1,907      1,878      1,891
Occupancy rate..........................      85.4%      84.7%      87.5%      87.9%      85.5%
Average room rate.......................  $ 135.03   $ 131.21   $ 132.99   $ 130.15   $ 126.27
Food and beverage revenues (in
  thousands)............................  $ 76,408   $ 59,904   $ 50,418   $ 48,694   $ 46,870
Total revenues (in thousands)...........  $231,354   $196,226   $153,062   $147,049   $140,573

     To serve conventions, the Opryland Hotel has 2,883 guest rooms, four ballrooms with approximately 123,900 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. In addition to extensive convention facilities, the Opryland Hotel features the Delta, a 4.5 acre atrium containing a New Orleans street scene with shops; a 1.5 acre garden conservatory; a 1.5 acre water-oriented interior space called the Cascades; fifteen food and beverage outlets including a food court featuring a variety of cuisines; three swimming pools; and twenty-nine retail shops. In the Delta, hotel guests and visitors can take boat rides on the Delta's indoor river. Live entertainment is featured in the Cascades and in the hotel's restaurants and lounges, and special productions for conventions are often staged in the hotel or on the General Jackson showboat. Springhouse Golf Club, the Company's 18-hole championship golf course, attracts conventions requiring the availability of golf and makes the hotel more attractive to vacationers. The Springhouse Golf Club also hosts an annual Senior PGA Tour event, the BellSouth Senior Classic at Opryland, which is televised on NBC.

     The Opryland Hotel directs its convention marketing efforts primarily to major trade, industry, and professional associations and corporations. The Company believes that the primary factors in successfully marketing the Opryland Hotel to meeting planners have been the reputation of the Opryland Hotel's services and facilities; the Opryland Hotel's ability to offer comprehensive convention services at a single facility; the quality and variety of entertainment and activities available at the hotel and in the Opryland complex generally; and the central location of Nashville within the United States. The Opryland Hotel typically enters into contracts for conventions several years in advance. To date, Opryland Hotel has experienced a minimal number of cancellations. Conventions that cancel are contractually required to pay certain penalties and face the possible loss of future convention space at the hotel. As of February 28, 1998, convention bookings for the balance of 1998 and for 1999 were for approximately 653,000 and 632,900 guest room nights, respectively, representing approximately 74% and 60%, respectively, of the available guest room nights for such periods, and the hotel had advance convention bookings extending into the year 2018.

     The Company also markets the Opryland Hotel as a destination resort through national and local advertising and a variety of promotional activities. As part of its marketing activities, the Company advertises promotional "packages" on TNN and CMT and through other media. Pursuant to the CBS Transitional Agreements, the Company continues to have access to promotional spots on TNN and CMT, consistent with past practices, allowing the Company to promote the Opryland Hotel and other properties on these cable networks for a period of five years. Such promotions include a "Country Winter Celebration," "Spring into Summer," the International Country Music Fan Fair Celebration in June of each year, and "A Country Christmas," which runs each year from early November through Christmas Day. The Country Christmas program has contributed to the hotel's high occupancy rate during the month of December, traditionally a slow period for the hotel industry.

     In February 1998, the Company announced the formation of a new hotel management company (the "Opryland Lodging Group") to expand the Opryland Hotel concept to other areas of the country. The Company's strategy is for the Opryland Lodging Group to develop properties to serve meetings and conventions, as does the Opryland Hotel at resort and convention centers across the U.S., as well as explore opportunities to acquire and manage existing properties, provide consulting services and pursue joint ventures with other businesses.

     The General Jackson. The General Jackson, a 300-foot, four-deck paddle wheel showboat, operates on the Cumberland River, which flows past the Opryland complex. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. It is one of many sources of entertainment that the Company makes available to conventions held at the Opryland Hotel and contributes to the Company's revenues from convention participants. During the day it serves primarily tourists visiting the Opryland complex and the Nashville area.

  Opry Mills

     From 1972 until the end of 1997, the Company operated the Opryland theme park, a musical show park that emphasized live productions of country, rock 'n' roll, gospel, bluegrass, and Broadway show tunes. In November 1997, the Company announced plans to close the Opryland theme park, and to develop Opry Mills, a $200 million entertainment/retail complex, in partnership with The Mills Corporation. The new 1.1 million square foot Opry Mills retail complex is expected to enhance the Opryland properties, which will consist of the Company's five existing entertainment areas -- the Opryland Hotel, the Grand Ole Opry and Opry Plaza, the redeveloped Opryland theme park area, the General Jackson, and the broadcast area of the Opryland complex, which will continue to house CBS's TNN and CMT cable networks. Unlike the Opryland theme park which operated full-time only in the summer, part-time during the Christmas season, and on weekends in the spring and autumn, Opry Mills will provide shopping, entertainment, and dining experiences to visitors of the Company's existing properties on a year-round basis. The Company currently expects that Opry Mills will open in the spring of 2000.

  Country Music Entertainment

     The Grand Ole Opry. The Grand Ole Opry, the most widely known platform for country music in the world, is a live country music show with performances every Friday and Saturday night and frequent summer matinees. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The show is radio broadcast by WSM-AM every Friday and Saturday night from the Opry House, and TNN telecasts a 30-minute live segment every Saturday night. Pursuant to the CBS Transitional Agreements, this live segment of the Grand Ole Opry will continue to be shown on TNN for at least five years. The show has been radio broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world.

     The Grand Ole Opry currently has 70 performing members who are stars or other notables in the country music field. Members perform at the Grand Ole Opry and there are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition, the Grand Ole Opry presents performances by many other country music artists. Members include traditional favorites such as Loretta Lynn and George Jones along with contemporary artists like Garth Brooks, Vince Gill, and Reba McEntire. The following is a list of the current members of the Grand Ole Opry (including year of membership).

                         MEMBERS OF THE GRAND OLE OPRY

Bill Anderson-1961               Emmylou Harris-1992             Ray Pillow-1966
Ernie Ashworth-1964              Jan Howard-1971                 Charley Pride-1993
Clint Black-1991                 Alan Jackson-1991               Jeanne Pruett-1973
Garth Brooks-1990                Stonewall Jackson-1969          Del Reeves-1966
Jim Ed Brown-1963                Jim & Jesse-1964                Riders In The Sky-1982
Bill Carlisle-1953               George Jones*-1969              Johnny Russell-1985
Roy Clark-1987                   Hal Ketchum-1994                Jeannie Seely-1967
Jerry Clower-1973                Alison Krauss-1993              Ricky Van Shelton-1988
John Conlee-1981                 Hank Locklin-1960               Jean Shepard-1955
Wilma Lee Cooper-1957            Charlie Louvin-1955             Ricky Skaggs-1982
Skeeter Davis-1959               Patty Loveless-1988             Connie Smith-1971
Little Jimmy Dickens*-1948       Loretta Lynn*-1962              Mike Snider-1990
Joe Diffie-1993                  Barbara Mandrell-1972           Hank Snow*-1950
Roy Drusky-1958                  Martina McBride-1995            Marty Stuart-1992
Holly Dunn-1989                  Mel McDaniel-1986               Randy Travis-1986
The 4 Guys-1967                  Reba McEntire-1986              Travis Tritt-1992
Larry Gatlin & The Gatlin        Ronnie Milsap-1976              Porter Wagoner-1957
  Brothers Band-1976             Lorrie Morgan-1984              Billy Walker-1960
Don Gibson-1958                  Jimmy C. Newman-1956            Charlie Walker-1967
Vince Gill-1991                  The Osborne Brothers-1964       Steve Wariner-1996
Billy Grammer-1959               Bashful Brother Oswald-1995     The Whites-1984
Jack Greene-1967                 Dolly Parton-1969               Teddy Wilburn-1953
Tom T. Hall-1980                 Johnny PayCheck-1997            Boxcar Willie-1981
George Hamilton IV-1960          Stu Phillips-1967

---------------
* Members of the Country Music Hall of Fame.

     The Opry House, which was built in 1974 to replace the Ryman Auditorium as the home of the Grand Ole Opry, contains a 45,000 square foot auditorium with 4,400 seats, a television production center that includes a 300-seat studio as well as lighting, audio, and video control rooms, and set design and scenery shops. The Opry House is used by the Company for the production of television and other programming and for third parties such as national television networks and the Public Broadcasting System. The Opry House is also rented for concerts, theatrical productions, and special events and is used by the Opryland Hotel for convention entertainment and events. Pursuant to the CBS Transitional Agreements, TNN and CMT will have access to and use of the Opry House and certain other properties owned by the Company for the next five years.

     The Wildhorse Saloon. Since 1994, the Company has owned and operated the Wildhorse Saloon, a country music dance club on historic Second Avenue in downtown Nashville. The three-story, 56,000 square-foot facility includes a 3,000 square foot dance floor, a 190-seat restaurant and banquet facility, and a 15 x 22 foot television screen featuring, among other things, country music videos. The club also has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide. The Company also owns 51% of a joint venture with Levy Restaurants Group ("Levy"), which was established to expand the Wildhorse Saloon concept beyond Nashville to major, high-profile tourism cities around the country. Levy provides restaurant management expertise and oversees day-to-day operations, site selections, and lease negotiations for the restaurants. In August 1997, the Company and Levy announced the first such Wildhorse Saloon expansion at the Walt Disney Resort at Downtown Disney Pleasure Island near Orlando, Florida. The planned two-level 27,000 square foot entertainment venue and restaurant is expected to open during 1998. Pursuant to the CBS Transitional Agreements, the Wildhorse Saloon will continue to receive exposure and promotion on TNN for a period of five years, including the airing of four shows annually on TNN to originate from the Wildhorse Saloon.

     Ryman Auditorium. In 1994, the Company re-opened the renovated Ryman Auditorium, the former home of the Grand Ole Opry, for concerts and musical productions, including musicals produced by the Company such as "Always . . . Patsy Cline" and "Lost Highway," a tribute to the life and music of Hank Williams. In 1998, the Ryman Auditorium will open a new production called "Bye Bye Love," based on the lives and music of the Everly Brothers. The Ryman Auditorium, built in 1892, is listed on the National Register of Historic Places and seats approximately 2,100. Recent performers at the Ryman Auditorium include James Brown, Shawn Colvin, Bob Dylan, Amy Grant, Lyle Lovett, Ricky Skaggs, and Bruce Springsteen.

BROADCASTING AND MUSIC

     The Company's broadcasting and music operations during 1997 consisted primarily of two television stations, three radio stations, Word and the Opryland Music Group ("OMG"). In March 1997 the Company acquired Blanton Harrell Entertainment and in June 1997 the Company sold its Seattle-area television station. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's broadcasting and music operations.

  KTVT

     The Company has been engaged in television broadcasting since 1949, at one time owning as many as seven television stations. As of December 31, 1997, the Company owned and operated one television station: KTVT, in Dallas-Fort Worth, Texas, which has been affiliated with the CBS television network since 1995. In June 1997, the Company consummated the sale of KSTW in Seattle-Tacoma, Washington, also affiliated with the CBS television network, for $160 million in cash.

     As of November 1997, based on the Nielsen Station Index produced by the A.C. Nielsen Company ("Nielsen"), KTVT, broadcasting on channel 11, was the fourth ranked station, out of 13 commercial stations, in the Dallas-Fort Worth Designated Market Area ("DMA"), which is an exclusive geographic area consisting of all counties in which the local stations receive a preponderance of total viewing hours. The Dallas-Fort Worth DMA, consisting of 1.9 million television households, is the eighth largest DMA in the United States. KTVT's broadcast license issued by the Federal Communications Commission (the "FCC") expires in August 1998, but is expected to be renewed. See "-- Regulation and Legislation."

     KTVT has historically generated revenues from local, regional, and national spot advertising. The majority of local, regional, and national spot advertising contracts are short-term, generally running for only a few weeks. Advertising rates charged by a television station are based primarily upon the demographics and number of television households in the area served by the station, as well as the station's ability to attract audiences as reflected in surveys made by Nielsen. DMA data, which is published by Nielsen, is a significant factor in determining television advertising rates. Rates are highest during the most desirable viewing hours (generally between 5:00 p.m. and midnight). The rates for local and national advertising are determined by KTVT. Local advertising spots are sold by KTVT's sales personnel and national advertising spots are sold by HRP, Inc., the national advertising sales agent for KTVT. Pursuant to an affiliation agreement with CBS, KTVT receives cash compensation and network programming from CBS (which represents the majority of the programming for KTVT). In turn, the affiliation agreement entitles CBS to a portion of the advertising spots on KTVT.

  Radio Stations

     WSM-AM and WSM-FM. The Company's radio stations WSM-AM and WSM-FM commenced broadcasting in 1925 and 1967, respectively. The Company's involvement with country music dates back to the creation of the Grand Ole Opry, which has been broadcast live on WSM-AM since 1925.

     WSM-AM and WSM-FM are each broadcast from the Opryland complex and have country music formats. WSM-AM went on the air in 1925 and is one of the nation's 25 "clear channel" stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station's signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada. The Company has radio broadcast studios in the Opryland Hotel and at the Wildhorse Saloon.

     WWTN-FM. In 1995, New Gaylord acquired the assets of radio station WWTN-FM, operated out of Nashville, Tennessee, which has a news/talk/sports format.

  Music

     Word Entertainment. Word is one of the largest contemporary Christian music companies in the world, with six recording labels featuring artists such as Amy Grant, Shirley Caesar, Sandi Patty, Point of Grace, and Jaci Velasquez. Other significant Word operations include print music and hymnal sales, children's video sales, sales of music and video products owned by third parties under various exclusive distribution agreements, and music publishing, including a 40,000 song catalog. Word produces a wide variety of contemporary Christian and inspirational music, including adult contemporary, pop, country, rock, gospel, praise and worship, rap, metal, and rhythm and blues, with an emphasis on positive, inspirational, and family values themes. Word's products are distributed through both the Christian bookstore market by its own dedicated sales force and other mainstream retail stores through its distribution agreement with Epic Records. In addition, Word produces acoustical and instrumental entertainment recordings for distribution through the mass market and sells its product line directly to churches and related educational institutions.

     In March 1997, the Company acquired Blanton Harrell Entertainment, an international management company which, together with Word and Z Music, anchor New Gaylord's family values entertainment offerings. Blanton Harrell Entertainment manages primarily Christian music artists, including Word artist Amy Grant, the top-selling contemporary Christian music artist of all time, Michael W. Smith, and Gary Chapman.

     Opryland Music Group. OMG is primarily engaged in the music publishing business and owns one of the world's largest catalogs of copyrighted country music songs. The OMG catalog also includes popular music, with songs of legendary writers such as Hank Williams, Pee Wee King, Roy Orbison, and Don and Phil Everly. Songs in the OMG catalog have accumulated more country "Song of the Year" awards from the major performing rights organizations than the songs of any other publisher, and the OMG catalog contains at least 70 songs that have been publicly performed over a million times. Standards such as "Oh, Pretty Woman," "Blue Eyes Cryin' in the Rain," and "When Will I Be Loved" are included in the roster of OMG songs. In addition to commercially recorded music, OMG issues licenses for the use of its songs in films, plays, print, commercials, videos, cable, and television. In addition to its U.S.-based business, through various subsidiaries and sub-publishers OMG collects a significant percentage of royalties on licenses granted in a number of foreign countries.

CABLE NETWORKS

     Following the CBS Merger, the Company's cable networks operations consist primarily of CMT International and the management of Z Music. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's cable networks operations.

     CMT International. In October 1992, the Company launched CMT International in Europe. CMT International expanded its reach to include portions of Asia and the Pacific Rim, including Australia and New

Zealand, with the launch of a second cable network in 1994. In 1995, CMT International launched its third cable network in Latin America. The programming for CMT International currently consists primarily of country music videos. At December 31, 1997, CMT International had 7.4 million subscribers. In February 1998, the Company announced its plans to expand the operations of CMT International in Asia and the Pacific Rim and Latin America and to cease 24-hour operations in Europe. The Company currently expects to halt its CMT Europe satellite feed on March 31, 1998. At December 31, 1997, CMT Europe accounted for approximately 5.9 million subscribers. The Company is currently exploring programming opportunities in selected European markets, including the potential for block programming through existing cable channels.

     Z Music. In 1994, the Company entered into an agreement to manage Z Music in exchange for an option to purchase 95% of Z Music's outstanding capital stock. Z Music is a cable network featuring contemporary Christian music videos. Z Music's video programming covers a spectrum of musical styles, ranging from inspirational, country and rock videos to spiritual music videos with more overt Christian messages. The Z Music network also programs music news and artists' interviews, featuring artists with strong convictions and a passion for their message. Z Music has recently expanded its programming to include positive, uplifting music by artists that are not necessarily categorized as Christian. The Company anticipates that it will exercise its option to purchase Z Music in 1998.

ADDITIONAL INTERESTS

     Bass Pro Shops. In 1993, the Company purchased a minority interest in a partnership that owns and operates Bass Pro Shops, a leading retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a 185,000-square-foot retail center in Springfield, Missouri, and additional retail stores in Atlanta, Georgia, Gurnee, Illinois (near Chicago) and Islamorada, Florida. Bass Pro Shops has announced plans to build three additional stores, including one to be located in the new Opry Mills complex. The partnership also owns a two-thirds interest in Tracker Marine, a manufacturer of fiberglass and aluminum fishing boats, which are sold through the Bass Pro Shops catalogs and by means of wholesale distribution to authorized dealers. The Company's properties are featured in the approximately 40 million Bass Pro Shops catalogs published annually. The Company also provides hotel consulting services to Bass Pro Shops' Big Cedar Lodge, a 1,250 acre resort development on Table Rock Lake located in the Ozark Mountains in southern Missouri.

     Texas Rangers Baseball Club. The Company currently owns a 10% interest in B/R Rangers Associates, Ltd., a limited partnership that owns the Texas Rangers major league baseball club. In January 1998, B/R Rangers Associates, Ltd. agreed to sell the Texas Rangers and certain other assets to Hicks, Inc. for consideration valued at approximately $250 million. The sale is subject to the approval of Major League Baseball.

COMPETITION

  Hospitality and Attractions

     The Company's hospitality and attractions operations compete with all other forms of entertainment, lodging, and recreational activities. In addition to the competitive factors outlined below for each of the Company's businesses within the hospitality and attractions segment, the success of the hospitality and attractions segment is dependent upon certain factors beyond the Company's control including economic conditions, amount of available leisure time, transportation costs, public taste, and weather conditions.

     The Opryland Hotel competes with other hotels throughout the United States and abroad, including many hotels operated by companies with greater financial, marketing, and human resources than the Company. Principal factors affecting competition within the convention/resort hotel industry include the hotel's reputation, quality of facilities, location and convenience of access, price, and entertainment. The hotel business is management and marketing intensive, and the Opryland Hotel competes with other hotels throughout the United States for high quality management and marketing personnel. Although the Opryland Hotel has historically enjoyed a relatively low rate of turnover among its managerial and marketing personnel, there can be no assurance that it will continue to be able to attract and retain high quality employees with managerial and marketing skills. The hotel also competes with other employers for non-managerial employees in the Middle Tennessee labor market, which recently has had a low level of unemployment. The low unemployment rate makes it difficult to attract qualified non-managerial employees and has been a substantial factor in the high turnover rate among those employees.

  Broadcasting and Music

     KTVT competes for advertising revenues primarily with television stations serving the Dallas-Fort Worth DMA, including both independent stations and network-affiliated stations. Advertising rates of KTVT are based principally on the size, market share, and demographic profile of its viewing audience. WSM-AM, WSM-FM, and WWTN-FM similarly compete for advertising revenues with other radio stations in the Nashville market on the basis of formats, ratings, market share, and the demographic make-up of their audiences. The Company's television and radio stations also compete with cable networks and local cable channels for both audience share and advertising revenues and with the Internet, radio, newspapers, billboards, and magazines for advertising revenues. Other sources of present and potential competition are prerecorded video cassettes, direct broadcast satellite services, and multi-channel, multi-point distribution services. Management competence and experience, station frequency signal coverage, network affiliation, format effectiveness of programming, sales effort, and level of customer service are all important factors in determining competitive position.

     Word competes with numerous other companies that publish and distribute Christian inspirational music, many of which have longer operating histories and certain of which are tax-exempt organizations. Word and Blanton Harrell Entertainment compete with other record and music publishing companies, both Christian and secular, to sign top artists and songwriters, and new talent. The Company's ability to sign and re-sign popular recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, Word's management team, and the royalty and advance arrangements offered.

  Cable Networks

     CMT International and Z Music compete for viewer acceptance with all forms of video entertainment, including other basic cable services, premium cable services, commercial television networks, independent television stations, and products distributed for the home video markets, in addition to the motion picture industry and other communications, media, and entertainment services. CMT International and Z Music compete with other nationally and internationally distributed cable networks and local broadcast television stations for available channel space on cable television systems, with other cable networks for subscriber fees from cable systems operators, and with all forms of advertiser-supported media for advertising revenues. The Company also competes to obtain creative talents, properties, and market share, which are essential to the success of its cable networks business.

     The principal competitive factors in obtaining viewer acceptance, on which cable subscriber fees and advertiser support ultimately depend, are the appeal of the networks' programming focus and the quality of their programming. Music videos constitute substantially all of CMT International's and Z Music's programming. These videos are currently provided to the Company for promotional purposes by record companies and may also be distributed to other programming services as well as to other media.

     For a period of five years following the CBS Merger, pursuant to the CBS Transitional Agreements, the Company is prohibited from owning or operating a cable network featuring country music videos or a significant amount of musical, sports, variety, or other entertainment features or series, the theme of which is perceived by the viewing public as "country entertainment." The Company is also prohibited, during such five-year period, from providing, or making available for viewing, "country entertainment" programming on a cable network or an over-the-air broadcast television station. Notwithstanding the foregoing, the Company can own and operate CMT International in any area outside of the United States and Canada, provided that CMT International's programming, other than country music videos, will not primarily consist of programming featuring or related to "country entertainment."

REGULATION AND LEGISLATION

  Hospitality and Attractions

     The Opryland Hotel is subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The Company believes that it is in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by the Opryland Hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of the operations of the Company's hospitality and attractions segment.

  Broadcasting and Music

     Radio and television broadcasting is subject to regulation under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of broadcasting stations.

     The FCC has adopted rules to implement a provision of the 1996 Communications Act Amendments (the "1996 Amendments") pursuant to which licenses issued for radio renewal applications filed on or after June 1, 1995 and for television renewal applications filed on or after June 3, 1996, will have terms of eight years. (The maximum periods were formerly five years and seven years, respectively.) Television and radio broadcast licenses are renewable upon application to the FCC and in the past usually have been renewed except in rare cases. In a departure from past practice, the 1996 Amendments provide that competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is aware of no reason why its radio and television station licenses should not be renewed.

     FCC regulations also prohibit concentrations of media ownership on both the local and national levels. FCC regulations prohibit the common ownership or control of most communications media serving the same market areas (i.e., (i) television and radio ownership; (ii) television and daily newspapers; (iii) radio and daily newspapers; and (iv) television and cable television). Pursuant to the 1996 Amendments, however, the FCC's liberal waiver policy for joint television and radio ownership in the top 25 markets has been expanded to include the top 50 markets. The 1996 Amendments also increase the number of radio stations a single entity may own in the same market area (depending on the number of stations operating in the local radio market), and the FCC is conducting a rulemaking proceeding to consider whether owning more than one television station in the same market area may be permitted. The FCC has also issued a notice of inquiry for the purpose of reevaluating the restriction on radio/newspaper cross ownership. Pursuant to the 1996 Amendments, FCC regulations no longer will limit the total number of television broadcast stations held by any single entity so long as all of the stations under common control do not attain an aggregate national audience reach exceeding 35%, up from the prior cap of 25%, and no more than 12 stations. The 1996 Amendments also eliminated previous limits on the total number of radio stations commonly owned on a national basis. The FCC has amended and is in the process of amending certain of its regulations to implement the 1996 Amendments.

     The Communications Act also places certain limitations on alien ownership or control of entities holding broadcast licenses. The Restated Certificate of Incorporation of the Company (the "Restated Certificate") contains a provision permitting the Company to redeem common stock from certain holders if the Board of Directors deems such redemption necessary to prevent the loss or secure the reinstatement of any of its licenses or franchises. The 1996 Amendments have deleted prior restrictions on communications companies having non-citizen officers and directors.

     The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time, and the Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect on the Company of any such changes, including those made by the 1996 Amendments.

  Cable Networks

     CMT International's programming and uplink services are handled in the United States. Although the operations of the Company's cable networks are not directly subject to regulation, the Cable Television Consumer Protection and Competition Act of 1992 and the regulations thereunder have required cable networks to, in certain instances, lower charges for their programming for certain distributors. Although the recently enacted 1996 Amendments did not have such an effect, any future legislation or regulatory actions that increase rate regulation or effect structural changes on the Company's cable networks could have such an effect. For example, increased rate regulation could, among other things, affect the ability or willingness of cable system operators to establish or retain Z Music as a basic tier cable service.

EMPLOYEES

     As of January 3, 1998, the Company had approximately 5,000 full-time and 1,350 part-time and seasonal employees. The Company believes that its relationship with its employees is good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers of the Company as of date hereof. All officers serve at the discretion of the Board of Directors.

NAME                                           AGE   POSITION
----                                           ---   --------
Edward L. Gaylord............................  78    Chairman of the Board
E. K. Gaylord II.............................  40    Vice-Chairman of the Board
Terry E. London..............................  48    Director, President and Chief Executive Officer
Joseph B. Crace..............................  43    Senior Vice President and Chief Financial Officer
Jerry O. Bradley.............................  58    President -- Opryland Music Group
Jack L. Gaines...............................  56    President -- Opryland Hospitality and Attractions
                                                     Group
Dan E. Harrell...............................  49    President -- Idea Entertainment Group
Carl W. Kornmeyer............................  45    President -- Communications Group
Jack J. Vaughn...............................  60    Chairman -- Opryland Lodging Group
Robert F. Whittaker..........................  56    President -- Grand Ole Opry
Rod F. Connor, Jr............................  45    Senior Vice President and Chief Administrative
                                                     Officer

     The following is additional information with respect to the above-named executive officers and directors.

     Mr. Edward L. Gaylord served as President and Chief Executive Officer of the Company from 1974 until October 1991, and has served as Chairman of the Board of the Company since October 1991. Mr. Gaylord has been a director of the Company since 1946. Mr. Gaylord is currently the chairman and a director of The Oklahoma Publishing Company ("OPUBCO"). Mr. Gaylord is active in numerous civic and charitable organizations, and is (among others) chairman of the Oklahoma Industries Authority, director and past president (ten years) of the State Fair of Oklahoma, chairman and director of The Oklahoma Medical Research Foundation and chairman and director of the National Cowboy Hall of Fame & Western Heritage Center. Mr. Gaylord is the father of Mr. E. K. Gaylord II and Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

     Mr. E. K. Gaylord II has served as Vice-Chairman of the Board of the Company since May 1996 and as a director since 1977. Mr. Gaylord has been the president of OPUBCO since June 1994 and is a director of OPUBCO. He served as executive vice president and assistant secretary of OPUBCO from June 1993 until June 1994. He also owns and operates the Lazy E Ranch in Guthrie, Oklahoma. Mr. Gaylord is a director of the National Cowboy Hall of Fame & Western Heritage Center and is a director of BASSGEC Management Company. Mr. Gaylord is the son of Mr. Edward L. Gaylord and the brother of Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

     Mr. London has been the President and Chief Executive Officer and a director of the Company since May 1997. Mr. London was also the acting Chief Financial Officer of the Company until February 1998. Prior to May 1997, Mr. London had served, since March 1997, as Executive Vice President and Chief Operating Officer and, from September 1993 until March 1997, as Senior Vice President and Chief Financial and Administrative Officer of the Company. He served as Vice President and Chief Financial Officer of the Company from October 1991 until September 1993, and has been employed by the Company in various capacities since 1978. Mr. London is a certified public accountant.

     Mr. Crace has served as the Senior Vice President and Chief Financial Officer of the Company since February 1998. From June 1997 to February 1998, Mr. Crace was the chief executive officer of Blue Sky Group, Inc., a venture capital firm and a marketing and business development resource for entertainment, sports and health care companies. Prior to founding Blue Sky Group, Inc., Mr. Crace served in various capacities beginning in 1992 at Bob Evans Farms, Inc., a restaurant and consumer products company, including group vice president in charge of speciality products and business development and president and chief executive officer of its Hickory Specialties, Inc. subsidiary, a manufacturer of barbeque grills and accessories, charcoal briquettes, and liquid smoke.

     Mr. Bradley has served as President of Opryland Music Group since September 1993 and, prior to that time, as General Manager of Opryland Music Group since July 1986. Prior to joining Opryland Music Group, Mr. Bradley operated Bradley Productions, an independent production company for three years and worked for RCA Records for 16 years. Mr. Bradley is a director of Logan's Roadhouse, Inc.

     Mr. Gaines has served as the President of the Opryland Hospitality and Attractions Group since February 1998. From 1994 until February 1998, Mr. Gaines operated JLG Consulting, a hotel consulting business. From 1993 until 1994, Mr. Gaines was the general manager of La Cantera Resort in San Antonio, Texas. From 1990 until 1993, Mr. Gaines was senior vice president and director of operations for Omni Hotels.

     Mr. Harrell has been President of Idea Entertainment, the Company's family entertainment subsidiary, since the Company's March 1997 acquisition of Blanton Harrell Entertainment, an artist management company that manages the careers of several prominent contemporary Christian music artists. For over 17 years prior to such acquisition, Mr. Harrell was co-owner of Blanton Harrell Entertainment.

     Mr. Kornmeyer has been President of the Communications Group since October 1997. He served as Senior Vice President of Broadcast and Business Affairs of the Company's broadcasting and cable networks operations from March 1996 until October 1997. He served as Vice President of Business Affairs of the Company's broadcasting and cable networks operations from March 1994 until February 1996, and, from August 1989 through February 1994, he was Executive Director of Business and Financial Affairs of the Company's broadcasting and cable networks operations.

     Mr. Vaughn has been the Chairman of the newly formed Opryland Lodging Group since February 1998. From November 1993 until February 1998, Mr. Vaughn was President of the Opryland Hospitality and Attractions Group. He has served as Vice President of the Company since October 1991 and was the General Manager of the Opryland Hotel from 1975 to November 1993. He has been a member and served on committees of the American Hotel and Motel Association since 1972.

     Mr. Whittaker has been the President and General Manager of the Grand Ole Opry since November 1996. From September 1993 until November 1996, Mr. Whittaker served as Vice President of the Grand Ole Opry and Opryland Productions, and from August 1990 until September 1993, he was the General Manager of the Opryland theme park. Mr. Whittaker has been employed by the Opryland USA businesses since 1971.

     Mr. Connor has served as the Senior Vice President and Chief Administrative Officer of the Company since December 1997. From February 1995 to December 1997, Mr. Connor was the Vice President and Corporate Controller of the Company. For over three years prior to February 1995, Mr. Connor was the Corporate Controller of the Company. Mr. Connor has been employed by the Opryland USA businesses since 1972.

ITEM 2.  PROPERTIES

     The Company owns its executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company believes that its present facilities for each of its business segments as described below are generally well maintained and currently sufficient to serve each segment's particular needs.

HOSPITALITY AND ATTRACTIONS

     The Company owns approximately 800 acres of land in Nashville, Tennessee and the improvements thereon that comprise the Opryland complex. The Opryland complex is comprised of the Opryland Hotel, the former site of the Opryland theme park, the General Jackson showboat's docking facility, the TNN/CMT production and administration facilities, the Opry House, and WSM Radio's offices and studios. The Company also owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, and a 26-acre KOA campground, both of which are located near the Opryland complex. In addition, the Company owns the Ryman Auditorium in downtown Nashville; the Wildhorse Saloon, a dance hall/production facility, on Company property in downtown Nashville; and a 100,000 square foot warehouse in Old Hickory, Tennessee.

BROADCASTING AND MUSIC

     The Company owns all of KTVT's business facilities which are comprised of an office and two studios containing an aggregate of approximately 48,000 square feet in Fort Worth, Texas and an additional building of approximately 19,000 square feet in Dallas, Texas containing sales and news operations. KTVT owns its transmitter facilities and tower. In addition, the Company owns the Opryland Music Group building located on Nashville's "Music Row" and adjacent real estate. The Company leases approximately 34,000 square feet on various floors in a Nashville office building, which space is primarily used for Word's executive and administrative offices. These leases expire on various dates ranging from October 1998 to June 2001. Word also leases sales office and warehouse space in Waco, Texas; Richmond, Canada; and Milton Keynes, United Kingdom.

CABLE NETWORKS

     The Company owns the offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. Pursuant to the CBS Transitional Agreements, these facilities are being leased to CBS. Master control and satellite uplink operations for CMT Europe and Z Music are also located in the facilities being leased to CBS. The services for the satellite uplink operations are being provided by CBS to the Company pursuant to the CBS Transitional Agreements. CMT International has offices in the executive office building and currently leases its transponders.

ITEM 3.  LEGAL PROCEEDINGS

     The Company maintains various insurance policies, including general liability and property damage insurance, as well as product liability, workers' compensation, business interruption, and other policies, which it believes provide adequate coverage for its operations. Various subsidiaries of the Company are involved in lawsuits incidental to the ordinary course of their businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. The Company believes that it is adequately insured against these claims by its existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect upon its financial position or results of operations.

     The Company may have potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for response costs at two Superfund sites. The liability relates to properties formerly owned by Old Gaylord. In 1991, Old Gaylord and OPUBCO, a former subsidiary of Old Gaylord, entered into a distribution agreement (the "OPUBCO Distribution Agreement"), pursuant to which OPUBCO assumed such liabilities and agreed to indemnify Old Gaylord for any losses, damages, or other liabilities incurred by Old Gaylord in connection with such matters. Under the OPUBCO Distribution Agreement, OPUBCO is required to maintain adequate reserves to cover potential Superfund liabilities. In connection with the Restructuring, Old Gaylord assigned its rights under the OPUBCO Distribution Agreement to New Gaylord, and Old Gaylord has a right of subrogation to the Company's right to indemnification from OPUBCO. To date, no litigation has been commenced against the Company, Old Gaylord or OPUBCO with respect to these two Superfund sites.

     Although statutorily liable private parties cannot contractually transfer liability so as to render themselves no longer liable, CERCLA permits private parties to indemnify one another against CERCLA liability pursuant to a contract, and to enforce such a contract in an appropriate court. The Company believes that OPUBCO's indemnification will fully cover the Company's Superfund liabilities, if any, and that, based on the Company's current estimates of these liabilities, OPUBCO has sufficient financial resources to fulfill its indemnification obligations under the OPUBCO Distribution Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     Prior to October 1, 1997, the Company was a wholly owned subsidiary of Old Gaylord. On October 1, 1997, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "GET." The table below lists the high and low sales prices for the Common Stock as reported on the New York Stock Exchange for each full quarterly period since the Common Stock began trading on October 1, 1997.

                                                               HIGH     LOW
                                                              ------   ------
Fourth Quarter 1997.........................................  $33.25   $28.38
First Quarter 1998 (through March 26).......................   36.81    29.88

  (b) Holders

     At March 18, 1998, the approximate number of record holders of the Common Stock was 3,214.

  (c) Cash Dividends

     In the fourth quarter of 1997 and the first quarter of 1998, the Company paid a dividend of $.15 per share with respect to its Common Stock. Although the Credit Agreement among the Company and a syndicate of banks with NationsBank of Texas, N.A., acting as agent (the "1997 Credit Facility") does not specifically limit the Company's ability to pay dividends, the 1997 Credit Facility does require the Company to maintain certain financial ratios and minimum stockholders' equity levels, and the Company would be prohibited from paying dividends if it were in default under such 1997 Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected historical financial data for the five years ended December 31, 1997 is derived from the Company's audited consolidated financial statements. The unaudited selected consolidated pro forma income statement data for the years ended December 31, 1997 and 1996 are presented as if the Distribution and the CBS Merger had occurred on January 1, 1996. The unaudited selected consolidated pro forma information does not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred on such date or to project the Company's financial position or results of operations for any future period. The information in the following table should be read in conjunction with the Company's consolidated financial statements and related notes included herein.

                                                                    YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                UNAUDITED PRO FORMA(1)                                     ACTUAL
                                -----------------------     --------------------------------------------------------------------
                                  1997           1996       1997(2)(3)        1996         1995          1994             1993
                                --------       --------     ----------      --------     --------      --------         --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
 Hospitality and attractions... $346,931       $313,023     $346,931       $313,023     $276,638      $274,494         $243,460
 Broadcasting and music........  202,680        102,368      202,680        102,368      148,175       169,538          170,255
 Cable networks................   11,921         11,155      276,384        331,767      282,647       243,899          208,869
                                --------       --------     --------       --------     --------      --------         --------
   Total revenues..............  561,532        426,546      825,995        747,158      707,460       687,931          622,584
                                --------       --------     --------       --------     --------      --------         --------
Operating expenses:
 Operating costs...............  363,369(4)(5)  261,175      511,162(4)(5)  443,236      442,208(4)    427,903          392,151
 Selling, general and
   administrative..............  132,511         95,586      161,280        125,459      115,361       108,624           92,849
 Merger costs..................   22,645(6)          --       22,645(6)          --           --            --               --
 Restructuring charge..........   13,654(6)          --       13,654(6)          --           --            --               --
 Theme park closing charge.....   42,006(7)          --       42,006(7)          --           --            --               --
 Depreciation and amortization:
   Hospitality and
     attractions...............   31,998         28,861       31,998         28,861       21,782        19,041           16,959
   Broadcasting and music......    6,945          4,421        6,945          4,421        3,954         3,854            3,936
   Cable networks..............    1,763          1,991       10,924         12,406        9,522         7,758            6,608
   Corporate...................    3,530          3,168        3,530          3,168        2,828         2,293            1,420
                                --------       --------     --------       --------     --------      --------         --------
     Total depreciation and
       amortization............   44,236         38,441       53,397         48,856       38,086        32,946           28,923
                                --------       --------     --------       --------     --------      --------         --------
     Total operating
       expenses................  618,421        395,202      804,144        617,551      595,655       569,473          513,923
                                --------       --------     --------       --------     --------      --------         --------
Operating income (loss):
 Hospitality and attractions...   52,024         45,938       52,024         45,938       40,178        38,254           41,195
 Broadcasting and music........   18,056(4)      23,846       18,056(4)      23,846       19,578(4)     37,837           34,107
 Cable networks................  (21,875)(5)    (13,379)      56,865(5)      84,884       74,459        63,343           50,869
 Corporate.....................  (26,789)       (25,061)     (26,789)       (25,061)     (22,410)      (20,976)         (17,510)
 Merger costs..................  (22,645)(6)         --      (22,645)(6)         --           --            --               --
 Restructuring charge..........  (13,654)(6)         --      (13,654)(6)         --           --            --               --
 Theme park closing charge.....  (42,006)(7)         --      (42,006)(7)         --           --            --               --
                                --------       --------     --------       --------     --------      --------         --------
   Total operating income
     (loss)....................  (56,889)        31,344       21,851        129,607      111,805       118,458          108,661
Interest expense...............  (26,994)       (18,976)     (27,177)       (19,538)      (4,200)       (1,292)          (1,076)
Interest income................   23,726         22,904       24,022         22,904        7,011           950              225
Other gains (losses)...........  146,193(8)      74,281(11)  143,532(8)      71,741(11)   (8,264)(12)  (15,579)(12)(14)   1,116
                                --------       --------     --------       --------     --------      --------         --------
 Income from continuing
   operations before provision
   (benefit) for income
   taxes.......................   86,036        109,553      162,228        204,714      106,352       102,537          108,926
Provision (benefit) for income
 taxes.........................  (19,788)(9)     35,770       10,792(9)      73,549       40,945        39,477           45,967
                                --------       --------     --------       --------     --------      --------         --------
 Income from continuing
   operations..................  105,824         73,783      151,436        131,165       65,407        63,060           62,959
Discontinued operations, net of
 taxes(13).....................       --             --           --             --       42,998            --          (26,905)
Cumulative effect of accounting
 change, net of taxes..........   (7,537)(10)        --       (7,537)(10)        --           --            --           (8,406)(15)
                                --------       --------     --------       --------     --------      --------         --------
   Net income.................. $ 98,287       $ 73,783     $143,899       $131,165     $108,405      $ 63,060         $ 27,648
                                ========       ========     ========       ========     ========      ========         ========

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                   UNAUDITED PRO FORMA                                      ACTUAL
                                 -----------------------     --------------------------------------------------------------------
                                 1997(1)        1996(1)      1997(2)(3)        1996         1995          1994             1993
                                 --------       --------     ----------      --------     --------      --------         --------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income per share:
Income from continuing
 operations....................  $   3.27       $   2.29      $   4.68       $   4.07     $   2.04      $   1.98         $   2.04
                                 ========       ========      ========       ========     ========      ========         ========
Net income.....................  $   3.04       $   2.29      $   4.45       $   4.07     $   3.38      $   1.98         $   0.90
                                 ========       ========      ========       ========     ========      ========         ========
Income per share, assuming
 dilution:
Income from continuing
 operations....................  $   3.24       $   2.26      $   4.64       $   4.02     $   2.01      $   1.96         $   2.02
                                 ========       ========      ========       ========     ========      ========         ========
Net income.....................  $   3.01       $   2.26      $   4.41       $   4.02     $   3.33      $   1.96         $   0.89
                                 ========       ========      ========       ========     ========      ========         ========
Dividends per share............       N/A            N/A      $   1.05       $   1.08     $   0.89      $   0.71         $   0.57
                                 ========       ========      ========       ========     ========      ========         ========

                                                                                    AS OF DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 1997         1996         1995         1994         1993
                                                              ----------   ----------   ----------   ----------   ----------
                                                                                  (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets................................................  $1,117,562   $1,182,248   $1,095,812   $1,015,806   $  915,803
Net assets of discontinued operations (13)..................          --           --           --      214,649      222,830
Total long-term debt, including current portion.............     388,397      363,409      340,044      361,894      388,866
Total stockholders' equity..................................     516,224      512,963      419,106      338,606      221,999

---------------

 (1) Reflects the unaudited pro forma results of operations as if the CBS Merger had occurred on January 1, 1996.
 (2) Includes the results of operations of the Cable Networks Business for the first nine months of 1997. On October 1, 1997, the Cable Networks Business was acquired by CBS in the CBS Merger.
 (3) In January 1997, the Company purchased the net assets of Word for approximately $120,000. The results of operations of Word have been included from the date of acquisition.
 (4) Includes pretax charges of $11,740 and $13,302 for 1997 and 1995, respectively, for the write-down to net realizable value of certain television program rights.
 (5) Includes a pretax charge of $5,000 related to plans to cease the European operations of CMT International effective March 31, 1998.
 (6) Pretax merger costs and the pretax restructuring charge are related to the CBS Merger.
 (7) Pretax charge related to the closing of the Opryland theme park at the end of the 1997 operating season.
 (8) Includes a pretax gain of $144,259 on sale of Tacoma-Seattle television station KSTW.
 (9) Includes a deferred tax benefit of $55,000 related to the revaluation of certain reserves as a result of the Restructuring and the CBS Merger.
(10) Reflects the cumulative effect of the change in accounting method for deferred preopening expenses to expense these costs as incurred, effective January 1, 1997, of $12,335, net of a related tax benefit of $4,798.
(11) Includes a pretax gain of $73,850 on sale of Houston television station
     KHTV.
(12) Includes pretax losses of $5,529 and $26,000 for 1995 and 1994, respectively, to reflect the loss upon the disposal of the Company's 14% limited partnership interest in the Fiesta Texas theme park.
(13) In November 1993, the Company formalized plans to sell its cable television systems segment (the "Systems") and began accounting for the Systems as discontinued operations. The Systems were sold in September 1995 which resulted in a gain of $42,998, net of income taxes of $30,824.
(14) Includes a pretax gain of $10,689 on sale of Milwaukee television station WVTV.
(15) Reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions," which resulted in a charge of $12,736, net of a related tax benefit of $4,330.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REORGANIZATION AND CBS MERGER

     On October 1, 1997, Old Gaylord consummated a transaction with CBS and Sub, a wholly owned subsidiary of CBS, pursuant to which Sub was merged with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of CBS. Prior to the CBS Merger, Old Gaylord completed the Restructuring so that certain assets and liabilities that were part of Old Gaylord's hospitality, attractions, music, television, and radio businesses, including all of its long term debt, as well as CMT International and the management of and option to acquire 95% of Z Music, Inc., were transferred to or retained by the Company. As a result of the Restructuring and the CBS Merger, substantially all of the assets of the Cable Networks Business and its liabilities to the extent that they arose out of or related to the Cable Networks Business, were acquired by CBS. The operating results of the Cable Networks Business are included in the consolidated statements of income through September 30, 1997.

     On September 30, 1997, Old Gaylord completed the Distribution, on a pro rata basis, of all of the outstanding capital stock of the Company to its stockholders. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Old Gaylord Common Stock"), of Old Gaylord on the record date for the Distribution received a number of shares of Common Stock, $0.01 par value, of the Company equal to one-third the number of shares of Old Gaylord Common Stock held by such holder. Cash was distributed in lieu of any fractional shares of the Company's common stock. All income per share and dividend per share amounts have been restated to reflect the retroactive application of the Distribution.

ACQUISITION OF WORD ENTERTAINMENT

     In January 1997, the net assets of Word were purchased by the Company for approximately $120.0 million in cash. The purchase price included approximately $40.0 million of working capital. The acquisition was financed through borrowings under a revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was $64.1 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

OPRYLAND THEME PARK CLOSING

     During 1997, the Company signed a letter of agreement with The Mills Corporation to create a partnership to develop a $200 million entertainment/retail complex located on land previously used for the Opryland theme park. The Company will hold a one-third interest in the partnership. During 1997, the Company recorded a pretax charge of $42.0 million related to the closing of the Opryland theme park at the end of the 1997 operating season. Included in this charge are asset write-downs of $32.0 million related primarily to property, equipment and inventory, estimated costs for employee severance and termination benefits of $5.1 million, and other costs related to the closing of the park of $4.9 million.

RESULTS OF OPERATIONS

     The following table contains selected income statement data for each of the three years ended December 31, 1997, 1996 and 1995 (in thousands). The unaudited pro forma data for the years ended December 31, 1997 and 1996 is presented as if the CBS Merger had occurred on January 1, 1996. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                                      YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
                                            UNAUDITED PRO FORMA                                   ACTUAL
                                    -----------------------------------   ------------------------------------------------------
                                      1997       %       1996       %       1997       %       1996       %       1995       %
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Revenues:
  Hospitality and attractions.....  $346,931    61.8%  $313,023    73.4%  $346,931    42.0%  $313,023    41.9%  $276,638    39.1%
  Broadcasting and music..........   202,680    36.1    102,368    24.0    202,680    24.5    102,368    13.7    148,175    20.9
  Cable networks..................    11,921     2.1     11,155     2.6    276,384    33.5    331,767    44.4    282,647    40.0
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total revenues................   561,532   100.0    426,546   100.0    825,995   100.0    747,158   100.0    707,460   100.0
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Operating expenses:
  Operating costs.................   363,369    64.7    261,175    61.2    511,162    61.9    443,236    59.3    442,208    62.5
  Selling, general and
    administrative................   132,511    23.6     95,586    22.4    161,280    19.5    125,459    16.8    115,361    16.3
  Merger costs....................    22,645     4.0         --      --     22,645     2.7         --      --         --      --
  Restructuring charge............    13,654     2.4         --      --     13,654     1.7         --      --         --      --
  Theme park closing charge.......    42,006     7.5         --      --     42,006     5.1         --      --         --      --
  Depreciation and amortization:
    Hospitality and attractions...    31,998             28,861             31,998             28,861             21,782
    Broadcasting and music........     6,945              4,421              6,945              4,421              3,954
    Cable networks................     1,763              1,991             10,924             12,406              9,522
    Corporate.....................     3,530              3,168              3,530              3,168              2,828
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
      Total depreciation and
        amortization..............    44,236     7.9     38,441     9.0     53,397     6.5     48,856     6.5     38,086     5.4
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
      Total operating expenses....   618,421   110.1    395,202    92.7    804,144    97.4    617,551    82.7    595,655    84.2
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Operating income (loss):
  Hospitality and attractions.....    52,024    15.0     45,938    14.7     52,024    15.0     45,938    14.7     40,178    14.5
  Broadcasting and music..........    18,056     8.9     23,846    23.3     18,056     8.9     23,846    23.3     19,578    13.2
  Cable networks..................   (21,875)     --    (13,379)     --     56,865    20.6     84,884    25.6     74,459    26.3
  Corporate.......................   (26,789)     --    (25,061)     --    (26,789)     --    (25,061)     --    (22,410)     --
  Merger costs....................   (22,645)     --         --      --    (22,645)     --         --      --         --      --
  Restructuring charge............   (13,654)     --         --      --    (13,654)     --         --      --         --      --
  Theme park closing charge.......   (42,006)     --         --      --    (42,006)     --         --      --         --      --
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total operating income
      (loss)......................  $(56,889)  (10.1)% $ 31,344     7.3%  $ 21,851     2.6%  $129,607    17.3%  $111,805    15.8%
                                    ========   =====   ========   =====   ========   =====   ========   =====   ========   =====

  YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Total Revenues -- Total revenues increased $78.8 million, or 10.6%, to $826.0 million in 1997. The increase was primarily attributable to the acquisition of Word. Excluding the revenues of Word subsequent to the date of the Word acquisition, total revenues decreased $33.4 million, or 4.5%, to $713.7 million in 1997, primarily as a result of the CBS Merger. Revenues of the Cable Networks Business were $264.5 million in 1997 prior to the CBS Merger and $320.6 million in 1996. Excluding the revenues of Word and the Cable Networks Business from 1997 and 1996, total revenues increased $22.7 million, or 5.3%, to $449.3 million in 1997. This increase was primarily attributable to increased revenues in the hospitality and attractions segment, principally the Opryland Hotel, offset in part by decreased revenues in the broadcasting and music segment resulting from the 1997 sale of television station KSTW. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, total revenues in 1997 would have increased $135.0 million, or 31.6%, to $561.5 million.

     Hospitality and Attractions -- Revenues in the hospitality and attractions segment increased $33.9 million, or 10.8%, to $346.9 million in 1997. Opryland Hotel revenues increased $35.1 million, or 17.9%, to $231.4 million in 1997, principally due to the hotel expansion. The hotel's occupancy rate increased to 85.4% in 1997 compared to 84.7% in 1996. The hotel sold 862,300 rooms in 1997 compared to 780,300 rooms in 1996, reflecting a 10.5% increase. The hotel's average guest room rate increased to $135.03 in 1997 from $131.21 in 1996. At December 31, 1997, the hotel's advanced bookings were in excess of $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years. Opryland theme park revenues decreased $1.5 million in 1997 due primarily to a 6.8% decrease in theme park attendance as compared with 1996. As mentioned above, the Company closed the Opryland theme park at the end of the 1997 operating season.

     Broadcasting and Music -- Revenues increased $100.3 million, or 98.0%, to $202.7 million in 1997. The increase was primarily attributable to the acquisition of Word in 1997. Excluding the revenues of Word subsequent to the date of the Word acquisition, total revenues decreased $12.0 million, or 11.7%, to $90.4 million. The decrease results primarily from the June 1997 sale of television station KSTW. Revenues of KSTW were $12.2 million and $25.7 million in 1997 and 1996, respectively.

     Cable Networks -- Revenues decreased $55.4 million, or 16.7%, to $276.4 million in 1997. This decrease resulted from the CBS Merger on October 1, 1997. On a pro forma basis, excluding the revenues of the Cable Networks Business from 1997 and 1996, revenues increased $0.8 million, or 6.9%, to $11.9 million. CMT International revenues increased $1.8 million, or 17.8%, to $11.9 million in 1997.

  Operating Expenses

     Total Operating Expenses -- Total operating expenses increased $186.7 million, or 30.2%, to $804.1 million in 1997, a substantial portion of which was attributable to the acquisition of Word and the nonrecurring charges discussed below. Operating costs, as a percentage of revenues, increased to 61.9% during 1997 as compared to 59.3% during 1996. Selling, general and administrative expenses, as a percentage of revenues, increased to 19.5% in 1997 from 16.8% in 1996. A portion of the increase is also due to corporate operating expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, data processing and other administrative costs, which increased $1.7 million to $26.8 million in 1997. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, total operating expenses in 1997 would have increased $223.2 million, or 56.5%, to $618.4 million.

     Operating Costs -- Operating costs increased $67.9 million, or 15.3%, to $511.2 million in 1997. A significant portion of the increase resulted from the operating costs of Word in 1997. Excluding the operating costs of Word subsequent to the date of the Word acquisition, operating costs decreased $0.3 million to $443.0 million in 1997. Excluding the operating costs of the Cable Networks Business from 1997 and 1996 and the operating costs of Word subsequent to the date of the Word acquisition, operating costs increased $34.0 million, or 13.0%, to $295.2 million. During 1997, the Company recorded a nonrecurring charge to operations of $11.7 million for the write-down to net realizable value of certain program rights at television station KTVT. This write-down related primarily to movie packages and certain syndicated programming whose value has been impaired as a result of the operating decision to purchase more first-run programming. In addition, the Company recorded a $5.0 million charge to operations related to its plans to cease the European operations of CMT International effective March 31, 1998. Operating costs increased $20.0 million during 1997 at the Opryland Hotel, primarily as a result of the hotel expansion, and increased $3.6 million during 1997 at CMT International. These increases were offset by a decrease of $9.9 million related to the 1997 sale of television station KSTW. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, operating costs in 1997 would have increased $102.2 million, or 39.1%, to $363.4 million.

     Selling, General and Administrative -- Selling, general and administrative expenses increased $35.8 million, or 28.6%, to $161.3 million in 1997. Excluding the selling, general and administrative expenses of Word subsequent to the date of the Word acquisition, selling, general and administrative expenses increased $2.9 million, or 2.3%, to $128.4 million in 1997. Excluding the selling, general and administrative expenses of the Cable Networks Business from 1997 and 1996 and the selling, general and administrative expenses of

Word subsequent to the date of the Word acquisition, selling, general and administrative expenses increased $3.7 million, or 3.9%, to $99.6 million. The increase for the year was primarily attributable to administrative cost increases of $3.2 million and selling and promotional cost increases of $2.0 million at the Opryland Hotel. This increase was offset by a decrease related to the 1997 sale of television station KSTW of $2.5 million. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, selling, general and administrative expenses in 1997 would have increased $36.9 million, or 38.6%, to $132.5 million.

     Merger Costs and Restructuring Charge -- In connection with the CBS Merger, Restructuring and Distribution, the Company recognized nonrecurring merger costs and a restructuring charge in 1997 of $22.6 million and $13.7 million, respectively. Merger costs included professional and registration fees, debt refinancing costs, and incentive compensation associated with the CBS Merger. The restructuring charge included estimated costs for employee severance and termination benefits of $6.5 million, asset write-downs of $3.7 million, and other costs associated with the restructuring of $3.5 million. As of December 31, 1997, the Company had recorded charges of $7.6 million against the restructuring accrual of which $3.0 million represents actual cash expenditures and $4.6 million represents non-cash asset write-downs and other restructuring costs. At December 31, 1997, the restructuring accrual had a remaining balance of $6.1 million, which is included in accounts payable and accrued liabilities in the consolidated balance sheet. The Company expects the restructuring to be completed in the next six months and to be funded from the Company's cash flows from operating activities.

     Theme Park Closing Charge -- During 1997, the Company recorded a pretax charge of $42.0 million related to the closing of the Opryland theme park at the end of the 1997 operating season. Included in this charge were asset write-downs of $32.0 million related primarily to property, equipment and inventory, estimated costs for employee severance and termination benefits of $5.1 million, and other costs related to the closing of the park of $4.9 million.

     Depreciation and Amortization -- Depreciation and amortization increased $4.5 million, or 9.3%, to $53.4 million in 1997. The increase was primarily attributable to the acquisition of Word. Excluding the depreciation and amortization of Word subsequent to the date of the Word acquisition, depreciation and amortization increased $1.5 million, or 3.0%, to $50.3 million in 1997. Excluding the depreciation and amortization of the Cable Networks Business from 1997 and 1996 and the depreciation and amortization of Word subsequent to the date of the Word acquisition, depreciation and amortization increased $2.7 million, or 7.1%, to $41.2 million. The increase in 1997 is primarily attributable to increased depreciation and amortization expense of $2.9 million related to the expansion of the Opryland Hotel. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, depreciation and amortization expense in 1997 would have increased $5.8 million, or 15.1%, to $44.2 million.

  Operating Income

     Total operating income decreased $107.8 million to $21.9 million during 1997. Excluding the non-recurring charges related to the write-down of television program rights at television station KTVT, the charge to operations related to CMT International's plan to cease operations in Europe, merger costs and restructuring charge, and the Opryland theme park closing charge, total operating income decreased $12.7 million to $116.9 million. This decrease was primarily attributable to the CBS Merger. The operating income of the Cable Networks Business was $78.7 million and $98.6 million in 1997 and 1996, respectively. Excluding the non-recurring items discussed above, the operating income of the Cable Networks Business in 1997 and 1996 and the operating income of Word subsequent to the date of the Word acquisition, total operating income decreased $1.0 million, or 3.1%, to $30.0 million in 1997. This decrease was primarily attributable to increased operating losses of CMT International offset, in part, by increased operating income of the Opryland Hotel. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, total operating income in 1997 would have decreased $88.2 million to an operating loss of $56.9 million.

  Interest Expense

     Interest expense increased $7.6 million to $27.2 million in 1997. The increase was attributable to higher average debt levels, due primarily to the financing of the Word acquisition. The Company utilized the net proceeds from the sale of television station KSTW in June 1997 to reduce outstanding indebtedness. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.6% in 1997 compared to 6.9% in 1996. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, interest expense in 1997 would have increased $8.0 million to $27.0 million.

  Interest Income

     Interest income increased $1.1 million to $24.0 million in 1997. Interest income primarily resulted from noncash interest income earned on a long-term note receivable from the sale of the Systems. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1996, interest income in 1997 would have increased $0.8 million to $23.7 million.

  Other Gains (Losses)

     In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in 1997.

     In January 1996, the Company sold KHTV, its Houston, Texas television station, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) in 1996.

  Income Taxes

     The Company's provision for income taxes on income from continuing operations was $10.8 million in 1997 compared to $73.5 million in 1996. During 1997, the Company recorded a deferred tax benefit of $55.0 million related to the revaluation of certain reserves as a result of the Restructuring and CBS Merger. The Company's effective tax rate on its income from continuing operations before provision for income taxes was 6.7% for 1997 compared to 35.9% for 1996.

  Accounting Change

     Effective January 1, 1997, the Company changed its method of accounting for deferred preopening expenses to expense these costs as incurred. Prior to 1997, preopening expenses were deferred and amortized over five years on a straight-line basis. The Company recorded a $7.5 million charge, net of taxes of $4.8 million, to record the cumulative effect of this accounting change. This change did not have a significant impact on results of operations before the cumulative effect of this accounting change for 1997. On a pro forma basis, this change would have decreased net income by $3.0 million, or $0.09 per share, for the year ended December 31, 1996 and decreased net income by $2.7 million, or $0.08 per share, for the year ended December 31, 1995.

  YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total Revenues -- Total revenues increased $39.7 million, or 5.6%, to $747.2 million in 1996. The increases were primarily attributable to continued growth in the cable networks segment and increased revenues in the hospitality and attractions segment resulting from the expansion of the Opryland Hotel. The average number of guest rooms at the hotel increased from 1,907 in 1995 to 2,613 in 1996. These increases were partially offset by a decrease in revenues from the broadcasting and music segment due to the sale of a television station in January 1996 and a decline in revenues at the Company's two other television stations.

     Hospitality and Attractions -- Revenues in the hospitality and attractions segment increased $36.4 million, or 13.2%, to $313.0 million in 1996. Opryland Hotel revenues increased $43.2 million, or 28.2%, to $196.2 million in 1996, principally because of the hotel expansion. The hotel's occupancy rate decreased to 84.7% in 1996 compared to 87.5% in 1995 because of the additional rooms which became available in 1996. The hotel sold 780,300 rooms in 1996 compared to 587,200 rooms sold in 1995 reflecting a 32.9% increase. The hotel's average guest room rate declined to $131.21 in 1996 from $132.99 in 1995. Opryland theme park revenues decreased $5.4 million in 1996 due primarily to a 5.7% decrease in theme park attendance and a 3.4% decrease in per guest spending as compared with 1995.

       Broadcasting and Music -- Revenues decreased $45.8 million, or 30.9%, to $102.4 million in 1996. Broadcasting and music revenues were impacted by the Company's sale of KHTV, a Houston, Texas television station in January 1996. Excluding the operations of KHTV from the 1995 results, broadcasting and music revenues decreased 10.8% in 1996. The decline in broadcasting and music revenues reflected a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations resulting from their affiliation with the CBS television network. The affiliation with CBS was effective on March 13, 1995 at KSTW and on July 2, 1995 at KTVT. Advertising revenues at KSTW also decreased in 1996 due to a decline in ratings.

       Cable Networks -- Revenues increased $49.1 million, or 17.4%, to $331.8 million in 1996. Advertising revenues increased 19.6% during 1996 at TNN. Subscriber revenues at TNN increased 12.2% in 1996 due to an increase in the number of U.S. subscribers to 68.3 million in December 1996 from 64.4 million in December 1995 and increased revenues from satellite customers. Revenues related to the United States distribution of CMT increased 19.3% in 1996 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 37.3 million in December 1996 from 31.7 million in December 1995. CMT International revenues increased to $10.1 million in 1996 from $8.9 million in 1995.

  Operating Expenses

     Total Operating Expenses -- Total operating expenses increased $21.9 million, or 3.7%, to $617.6 million in 1996. Operating costs, as a percentage of revenues, decreased to 59.3% during 1996 as compared to 62.5% during 1995. Selling, general and administrative expenses, as a percentage of revenues, increased to 16.8% in 1996 from 16.3% in 1995. Total operating expenses for 1995 include operating expenses of KHTV of $30.1 million.

     Operating Costs -- Operating costs increased $1.0 million, or 0.2%, to $443.2 million in 1996. During 1995, the Company recorded a nonrecurring pretax charge of $13.3 million for the write-down of certain program rights at the Company's Dallas and Seattle-area television stations. This write-down was primarily related to excess program rights resulting from the affiliations of these stations with CBS. Excluding the effect of the 1995 write-down of program rights and the operating costs of KHTV, operating costs increased $37.8 million, or 9.3%, in 1996. The increase was attributable to operating costs increases of $23.6 million during 1996 at the Opryland Hotel, primarily as a result of the hotel expansion. In addition, increased operating costs were attributable to the continued growth in the cable networks segment, including an $11.6 million increase in CBS commissions at TNN; a $9.3 million increase in programming costs at TNN; a $4.5 million increase in operating costs related to the expansion of CMT International; and a $1.1 million operating cost increase relating to the opening of a chain of racing themed retail stores. These increases were partially offset by a $10.4 million decrease in operating costs during 1996 at KTVT and KSTW due to lower programming costs resulting from their affiliation with CBS; a $3.5 million decrease in operating costs at the Opryland theme park; and a $2.4 million decrease in operating costs of the Nashville On Stage concert series.

     Selling, General and Administrative -- Selling, general and administrative expenses increased $10.1 million, or 8.8%, to $125.5 million in 1996. Excluding the selling, general and administrative expenses of KHTV from the 1995 results, selling, general and administrative expenses increased $16.0 million, or 14.7%, in 1996. The increases for the year were primarily attributable to administrative cost increases of $4.8 million at the Opryland Hotel, $3.7 million at TNN and $1.2 million at the Opryland theme park. Selling and promotion costs at CMT and CMT International increased $1.5 million and $1.8 million, respectively. KTVT and KSTW also had increased selling and promotion costs, which were $1.1 million greater than the corresponding 1995 amounts. In addition, the Company had nonrecurring expenses of $1.1 million during 1996 related to its obligations under an employment agreement with its departing chief operating officer which is included in the increases discussed above.

     Depreciation and Amortization -- Depreciation and amortization increased $10.8 million, or 28.3%, to $48.9 million in 1996. The increase was primarily attributable to the expansion of the Opryland Hotel and continued growth in the cable networks segment.

  Operating Income

     Total operating income increased $17.8 million, or 15.9%, to $129.6 million during 1996. This increase reflected higher operating income in all segments. The hospitality and attractions segment increase was primarily related to greater operating income generated by the Opryland Hotel expansion. The broadcasting and music segment increase resulted from the 1995 write-down of television program rights. Excluding the impact of this write-down, broadcasting and music segment operating income decreased primarily due to the sale of KHTV and the decline in revenues at KSTW as discussed above. The cable networks increase was a result of the continued growth of TNN and CMT offset, in part, by increased operating losses associated with CMT International's expansion. Operating losses of CMT International increased to $13.0 million in 1996 from $7.1 million in 1995.

  Interest Expense

     Interest expense increased $15.3 million to $19.5 million in 1996. A significant portion of the Company's interest expense for 1995 was attributable to the Systems prior to their sale in September 1995. In accordance with generally accepted accounting principles, such interest was allocated to the Systems and was therefore not included in income from continuing operations. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.9% in 1996 compared to 7.3% in 1995.

  Interest Income

     Interest income increased $15.9 million to $22.9 million in 1996. This increase primarily resulted from an additional $15.5 million of noncash interest income in 1996 recorded on the long-term note receivable from the sale of the Systems.

  Other Gains (Losses)

     In January 1996, the Company sold KHTV, its Houston, Texas television station, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) in 1996.

     In 1995, the Company recorded a pretax loss of $5.5 million to reflect the loss upon the disposal of its 14% limited partnership interest in the Fiesta Texas theme park. The loss was based on the permanent impairment in the value of the investment and the Company's guarantee on certain indebtedness related to the original construction of Fiesta Texas. The Company paid $13.0 million to transfer its partnership interest and related obligations to a subsidiary of USAA, the majority investor, in January 1996. In connection with the Company's termination of its interest in Fiesta Texas, the Company was released from the loan guarantee.

  Income Taxes

     The Company's provision for income taxes on income from continuing operations was $73.5 million for 1996 compared to $40.9 million for 1995. The Company's effective tax rate on its income from continuing operations before provision for income taxes was 35.9% for 1996 compared to 38.5% for 1995.

  Discontinued Operations

     On September 29, 1995, the Company sold the Systems to CCT Holdings Corp. ("CCTH"), an entity jointly owned by investment partnerships affiliated with Kelso & Company, Inc. and by Charter Communications, Inc. ("Charter"), an owner and manager of cable systems. Proceeds from the sale, after a working capital adjustment, consisted of $198.8 million in cash and a 10-year, $165.7 million note (the "Note") with an interest rate of 12% per year which increases to 15% in September 2000 and increases 2% per year thereafter, with principal and interest payable at maturity in 2005. The Note was recorded at $150.7 million, net of a $15.0 million discount. In addition, the Company received the contractual right to 15% of the net distributable proceeds, as defined, from certain future sales by Charter Communications Entertainment, L.P., a newly formed joint venture created to operate cable television systems, to which CCTH contributed certain of the Systems' assets which were purchased from the Company. Immediately prior to the closing of the sale, the Company paid Charter $10.6 million to acquire the remaining 2.9% interest in the Systems.

     The Company recorded a gain of $43.0 million, net of tax of $30.8 million, on the sale of the Systems during 1995. The Systems have been accounted for as discontinued operations and, accordingly, the Systems' losses including interest expense (based upon debt that can be specifically attributed to the Systems) subsequent to the November 1993 measurement date were deferred and reflected as a reduction in the gain on the sale of the Systems. The 1995 net loss from discontinued operations prior to the sale of the Systems was $19.5 million, including interest expense of $17.1 million, which was deferred and reflected as a reduction in the gain on the sale of the Systems.

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

     Amounts outstanding under the 1997 Credit Facility bear interest at a rate, at the Company's option, equal to either (i) the higher of the Agent's prime rate or the federal funds rate plus 0.5%, or (ii) LIBOR plus a margin ranging from 0.4% to 1% depending on the Company's debt ratings or ratio of debt to capitalization. In addition, the Company is required to pay a commitment fee ranging between 0.125% and 0.25% per year, also depending on the Company's debt ratings or ratio of debt to capitalization, on the average unused portion of the 1997 Credit Facility, as well as an annual administrative fee.

     The 1997 Credit Facility requires the Company to maintain certain financial ratios and minimum stockholders' equity levels and subjects the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates.

     Old Gaylord prepaid the remaining $90 million of its outstanding fixed-rate senior notes as well as its $21 million term loan during 1997 by utilizing borrowings under the 1997 Credit Facility.

     The purchase of Word for approximately $120 million in 1997 was financed through borrowings under the Company's prior revolving line of credit. The proceeds from the sale of KSTW in 1997 were used to reduce indebtedness. At February 28, 1998, the Company had approximately $192 million in available borrowing capacity under the 1997 Credit Facility.

     The Company currently projects capital expenditures of approximately $45 million for 1998. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the 1997 Credit Facility, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

     Without programming modifications, certain computer programs will not operate properly when using the two-digits used in date calculations for the year 2000. These computer programs interpret the "00" used in date calculations to represent the year 1900. The Company has assessed its computer systems to determine which computer programs will not operate properly using the year 2000 dates. A plan to correct these programs has been developed and is scheduled to be implemented by the end of 1998. The Company does not expect the year 2000 concerns to have a material adverse effect on its results of operations, financial position or liquidity.

SEASONALITY

     Certain of the Company's operations are subject to seasonal fluctuation. Many of the operations in the hospitality and attractions segment operate on a limited basis during the first quarter of the year and conduct most of their business during the summer tourism season. The first calendar quarter is also the weakest quarter for most television and radio broadcasters, including the Company, as advertising revenues are lower in the post-Christmas period. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company will adopt the provisions of SFAS No. 130 effective January 1, 1998 and does not anticipate that the adoption of SFAS No. 130 will have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the provisions of SFAS No. 131 effective January 1, 1998 and does not anticipate that the adoption of SFAS No. 131 will have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

     This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The Company's future operating results depend on a number of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music; continued growth in the popularity of Christian music; the ability to integrate the operations of Word into the Company's business; the Company's ability to implement its growth strategy relating to the development or management of hotel properties; the acceptability of the Company's product offerings to international audiences; the advertising market in the United States in general and in the Company's local television and radio markets in particular; the perceived attractiveness of Nashville, Tennessee as a convention and tourist destination; consumer tastes and preferences for the Company's entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   27

Consolidated Statements of Income For the Years Ended
  December 31, 1997, 1996, and 1995.........................   28

Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   29

Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1997, 1996, and 1995.........................   30

Consolidated Statements of Stockholders' Equity For the
  Years Ended December 31, 1997, 1996, and 1995.............   31

Notes to Consolidated Financial Statements..................   32

SCHEDULES

     The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gaylord Entertainment Company:

     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company (a Delaware corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 6, 1998

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1996       1995
                                                              --------   --------   --------
Revenues....................................................  $825,995   $747,158   $707,460
Operating expenses:
  Operating costs...........................................   511,162    443,236    442,208
  Selling, general and administrative.......................   161,280    125,459    115,361
  Merger costs..............................................    22,645         --         --
  Restructuring charge......................................    13,654         --         --
  Theme park closing charge.................................    42,006         --         --
  Depreciation and amortization.............................    53,397     48,856     38,086
                                                              --------   --------   --------
     Operating income.......................................    21,851    129,607    111,805
Interest expense............................................   (27,177)   (19,538)    (4,200)
Interest income.............................................    24,022     22,904      7,011
Other gains (losses)........................................   143,532     71,741     (8,264)
                                                              --------   --------   --------
  Income from continuing operations before provision for
     income taxes...........................................   162,228    204,714    106,352
Provision for income taxes..................................    10,792     73,549     40,945
                                                              --------   --------   --------
  Income from continuing operations.........................   151,436    131,165     65,407
Discontinued operations, net of taxes.......................        --         --     42,998
                                                              --------   --------   --------
  Income before cumulative effect of accounting change......   151,436    131,165    108,405
Cumulative effect of accounting change, net of taxes........    (7,537)        --         --
                                                              --------   --------   --------
     Net income.............................................  $143,899   $131,165   $108,405
                                                              ========   ========   ========

Income per share:
Income from continuing operations...........................  $   4.68   $   4.07   $   2.04
Discontinued operations, net of taxes.......................        --         --       1.34
                                                              --------   --------   --------
  Income before cumulative effect of accounting change......      4.68       4.07       3.38
Cumulative effect of accounting change, net of taxes........     (0.23)        --         --
                                                              --------   --------   --------
     Net income.............................................  $   4.45   $   4.07   $   3.38
                                                              ========   ========   ========

Income per share -- assuming dilution:
Income from continuing operations...........................  $   4.64   $   4.02   $   2.01
Discontinued operations, net of taxes.......................        --         --       1.32
                                                              --------   --------   --------
  Income before cumulative effect of accounting change......      4.64       4.02       3.33
Cumulative effect of accounting change, net of taxes........     (0.23)        --         --
                                                              --------   --------   --------
     Net income.............................................  $   4.41   $   4.02   $   3.33
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1997         1996
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash......................................................  $    8,712   $   13,720
  Trade receivables, less allowance of $4,031 and $3,276,
     respectively...........................................      82,152      108,702
  Inventories...............................................      23,206       15,436
  Other assets..............................................      37,311       49,414
                                                              ----------   ----------
       Total current assets.................................     151,381      187,272
                                                              ----------   ----------
Property and equipment, net of accumulated depreciation.....     550,267      640,319
Intangible assets, net of accumulated amortization..........      84,419       39,363
Investments.................................................      73,991       66,037
Long-term notes and interest receivable.....................     233,112      203,514
Other assets................................................      24,392       45,743
                                                              ----------   ----------
       Total assets.........................................  $1,117,562   $1,182,248
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $       --   $   37,350
  Accounts payable and accrued liabilities..................     127,694      126,616
                                                              ----------   ----------
       Total current liabilities............................     127,694      163,966
                                                              ----------   ----------
Long-term debt..............................................     388,397      326,059
Deferred income taxes.......................................      32,579      117,947
Other liabilities...........................................      42,710       46,466
Minority interest...........................................       9,958       14,847
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
     authorized, no shares issued or outstanding............          --           --
  Common stock, $.01 par value, 150,000 shares authorized,
     32,741 shares issued and outstanding at December 31,
     1997...................................................         327           --
  Class A common stock, $.01 par value, 300,000 shares
     authorized, 44,987 shares issued, 44,687 shares
     outstanding at December 31, 1996.......................          --          450
  Class B common stock, $.01 par value, 150,000 shares
     authorized, 51,684 shares issued and outstanding at
     December 31, 1996......................................          --          517
  Additional paid-in capital................................     498,504      483,287
  Retained earnings.........................................      16,837       39,494
  Treasury stock............................................          --       (5,938)
  Other stockholders' equity................................         556       (4,847)
                                                              ----------   ----------
       Total stockholders' equity...........................     516,224      512,963
                                                              ----------   ----------
       Total liabilities and stockholders' equity...........  $1,117,562   $1,182,248
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $ 143,899   $ 131,165   $ 108,405
  Amounts to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization...........................     53,397      48,856      38,086
    Discontinued operations, net of taxes...................         --          --     (42,998)
    Cumulative effect of accounting change, net of taxes....      7,537          --          --
    Provision (benefit) for deferred income taxes...........    (80,570)      2,119        (684)
    Theme park closing charge...............................     42,006          --          --
    Write-down of television program rights.................     11,740          --      13,302
    Noncash interest income.................................    (22,936)    (20,479)     (4,970)
    Provision for losses on disposal of Fiesta Texas
      partnership interest..................................         --          --       5,529
    Gain on sale of television stations.....................   (144,259)    (73,850)         --
    Changes in:
      Trade receivables.....................................     (6,744)     (8,914)     (6,720)
      Income taxes payable..................................      3,056     (10,462)    (69,464)
      Accounts payable and accrued liabilities..............     21,450       2,181       5,674
      Other assets and liabilities..........................     (2,195)     (5,273)      8,621
                                                              ---------   ---------   ---------
         Net cash flows provided by operating activities....     26,381      65,343      54,781
                                                              ---------   ---------   ---------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (49,239)   (115,542)   (175,225)
  Purchase of Word Entertainment............................   (120,191)         --          --
  Proceeds from sale of television stations, net of direct
    selling costs paid......................................    155,266      96,840          --
  Cash acquired by CBS in the Merger........................     (7,481)         --          --
  Proceeds from sale of discontinued operations, net of
    direct selling costs....................................         --          --     190,838
  Purchase of minority interest in discontinued
    operations..............................................         --          --     (10,585)
  Investments in, advances to and distributions from
    affiliates..............................................    (10,880)     (7,893)     (6,143)
  Payment upon disposal of Fiesta Texas partnership
    interest................................................         --     (12,976)         --
  Other investing activities................................     (7,123)     (7,954)     (4,401)
                                                              ---------   ---------   ---------
         Net cash flows used in investing activities........    (39,648)    (47,525)     (5,516)
                                                              ---------   ---------   ---------
Cash Flows from Financing Activities:
  Net borrowings (payments) under revolving credit
    agreements..............................................    178,935      61,446     (21,797)
  Proceeds from issuance of long-term debt..................        420          --         400
  Repayment of long-term debt...............................   (149,762)    (38,081)       (453)
  Dividends paid............................................    (33,929)    (34,946)    (28,685)
  Proceeds from exercise of stock options...................     14,304       1,359         128
  Purchase of treasury stock................................     (1,709)     (5,938)         --
                                                              ---------   ---------   ---------
         Net cash flows provided by (used in) financing
           activities.......................................      8,259     (16,160)    (50,407)
                                                              ---------   ---------   ---------
Cash Flows from Discontinued Operations:
  Operating activities......................................         --          --      16,758
  Investing activities......................................         --          --     (12,985)
  Increase in cash balance..................................         --          --       2,856
                                                              ---------   ---------   ---------
         Net cash flows provided by discontinued
           operations.......................................         --          --       6,629
                                                              ---------   ---------   ---------
Net change in cash..........................................     (5,008)      1,658       5,487
Cash, beginning of year.....................................     13,720      12,062       6,575
                                                              ---------   ---------   ---------
Cash, end of year...........................................  $   8,712   $  13,720   $  12,062
                                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      CLASS A   CLASS B   ADDITIONAL                              OTHER           TOTAL
                             COMMON   COMMON    COMMON     PAID-IN     RETAINED    TREASURY   STOCKHOLDERS'   STOCKHOLDERS'
                             STOCK     STOCK     STOCK     CAPITAL     EARNINGS     STOCK        EQUITY          EQUITY
                             ------   -------   -------   ----------   ---------   --------   -------------   -------------
Balance, December 31,
  1994.....................   $ --     $ 369     $ 534     $340,739    $  58,820   $(61,856)     $    --        $ 338,606
  Net income...............     --        --        --           --      108,405         --           --          108,405
  Cash dividends ($0.89 per
    share).................     --        --        --           --      (28,685)        --           --          (28,685)
  5% stock dividend........     --        19        26       70,142      (70,187)        --           --               --
  Conversion of common
    stock..................     --        24       (24)          --           --         --           --               --
  Issuance of restricted
    stock..................     --         1        --        3,564           --         --       (3,565)              --
  Compensation expense.....     --        --        --           --           --         --          767              767
  Other....................     --        --        --           13           --         --           --               13
                              ----     -----     -----     --------    ---------   --------      -------        ---------
Balance, December 31,
  1995.....................     --       413       536      414,458       68,353    (61,856)      (2,798)         419,106
  Net income...............     --        --        --           --      131,165         --           --          131,165
  Cash dividends ($1.08 per
    share).................     --        --        --           --      (34,946)        --           --          (34,946)
  Conversion of common
    stock..................     --        13       (13)          --           --         --           --               --
  Issuance of restricted
    stock..................     --         2        --        4,318           --         --       (4,320)              --
  Compensation expense.....     --        --        --           --           --         --        2,271            2,271
  5% stock dividend........     --        21        26      125,031     (125,078)        --           --               --
  Exercise of stock
    options................     --         1        --        1,358           --         --           --            1,359
  Retirement of treasury
    stock..................     --        --       (32)     (61,824)          --     61,856           --               --
  Purchase of treasury
    stock..................     --        --        --           --           --     (5,938)          --           (5,938)
  Other....................     --        --        --          (54)          --         --           --              (54)
                              ----     -----     -----     --------    ---------   --------      -------        ---------
Balance, December 31,
  1996.....................     --       450       517      483,287       39,494     (5,938)      (4,847)         512,963
  Net income...............     --        --        --           --      143,899         --           --          143,899
  Cash dividends ($1.05 per
    share) ................     --        --        --           --      (33,929)        --           --          (33,929)
  New Gaylord stock
    distribution...........    324      (466)     (509)         651           --         --           --               --
  Cable Networks Business
    net assets.............     --        --        --           --     (132,627)        --           --         (132,627)
  Conversion of common
    stock..................     --         8        (8)          --           --         --           --               --
  Exercise of stock
    options................      2        12        --       14,290           --         --           --           14,304
  Tax benefit on stock
    option exercises.......     --        --        --        6,598           --         --           --            6,598
  Issuance of restricted
    stock..................      1        --        --        1,321           --         --       (1,322)              --
  Compensation expense.....     --        --        --           --           --         --        3,954            3,954
  Purchase of treasury
    stock..................     --        --        --           --           --     (1,709)          --           (1,709)
  Retirement of treasury
    stock..................     --        (4)       --       (7,643)          --      7,647           --               --
  Unrealized gain on
    investments............     --        --        --           --           --         --        2,887            2,887
  Foreign currency
    translation............     --        --        --           --           --         --         (116)            (116)
                              ----     -----     -----     --------    ---------   --------      -------        ---------
Balance, December 31,
  1997.....................   $327     $  --     $  --     $498,504    $  16,837   $     --      $   556        $ 516,224
                              ====     =====     =====     ========    =========   ========      =======        =========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Gaylord Entertainment Company (the "Company"), formerly New Gaylord Entertainment Company, is a diversified entertainment and communications company operating, through its subsidiaries, principally in three business segments: hospitality and attractions, broadcasting and music, and cable networks. During 1997, the Company's former parent ("Old Gaylord") consummated a transaction with CBS Corporation ("CBS"), formerly Westinghouse Electric Corporation, whereby certain assets and liabilities of the Company's cable networks segment were merged with CBS (the "Merger") as further described in Note 2. The Company sold its cable television systems segment (the "Systems") on September 29, 1995. Prior to the sale, the Systems were accounted for as discontinued operations in the accompanying consolidated financial statements as further described in Note 5.

HOSPITALITY AND ATTRACTIONS

     At December 31, 1997, the Company owns and operates the Opryland Hotel, the Grand Ole Opry, and various other tourist attractions located in Nashville, Tennessee. During 1997, the Company ceased operations of the Opryland theme park and announced its intent to develop an entertainment/retail complex located on land previously used for the Opryland theme park. The Company also owns a minority limited partnership interest in Bass Pro, L.P. ("Bass Pro"), which is a leading retailer of premium outdoor sporting goods and fishing products.

BROADCASTING AND MUSIC

     At December 31, 1997, the Company owns and operates one broadcast television station, KTVT (Fort Worth-Dallas, Texas). The Company sold its television stations, KSTW (Tacoma-Seattle, Washington) in June 1997 and KHTV (Houston, Texas) in January 1996, as further described in Note 4. The Company affiliated KTVT and KSTW with the CBS television network during 1995. The Company acquired the assets of Word Entertainment ("Word"), a contemporary Christian music company, in January 1997 as further described in Note 3. In addition, the Company owns and operates three radio stations and a music publishing company in Nashville, Tennessee.

CABLE NETWORKS

     At December 31, 1997, the Company owns the CMT International cable television networks operating in Europe, Asia and the Pacific Rim, and Latin America. CMT International is ceasing its European operations as of March 31, 1998 as further described in Note 4. Prior to October 1997, the Company also owned The Nashville Network ("TNN"), a national basic cable television network, and operated and owned 67% of the outstanding stock of Country Music Television, Inc. ("CMT"), a country music video cable network operated in the United States and Canada. During October 1997, TNN and CMT were acquired by CBS as further described in Note 2. In addition, the Company manages and holds an option to acquire 95% of the capital stock of Z Music, Inc., a cable network featuring contemporary Christian music videos.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. For accounting purposes, the consolidated financial statements include Old Gaylord and its subsidiaries, including the Company, prior to the Merger. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, including interest on funds borrowed to finance the construction of major capital additions, and are depreciated or amortized using straight-line and accelerated methods over the following estimated useful lives:

Buildings...................................................  20-40 years
Leasehold and land improvements.............................     20 years
Attractions-related equipment...............................  15-20 years
Furniture, equipment and vehicles...........................   3-10 years

     Maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which has generally been an estimate of the related business unit's undiscounted operating income before interest and taxes over the remaining life of the goodwill.

     Amortization expense related to intangible assets for 1997, 1996 and 1995 was $4,743, $3,212 and $2,445, respectively. At December 31, 1997 and 1996, accumulated amortization of intangible assets was $5,346 and $14,817, respectively.

INVESTMENTS

     Investments consist primarily of a minority interest in Bass Pro, a supplier of premium outdoor sporting goods and fishing tackle which distributes its products through retail centers and an extensive mail order catalog operation. Bass Pro also owns and operates a resort hotel and development in southern Missouri. The Company accounts for the Bass Pro investment using the equity method of accounting. The Company's original investment exceeded its share of the underlying equity in the net assets of Bass Pro by approximately $36,000, which is being amortized on a straight-line basis over 40 years. The Company's recorded investment in Bass Pro was $62,344 and $62,852 at December 31, 1997 and 1996, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain of the Company's investments are considered available-for-sale investments and are carried at market value, with the difference between cost and market value recorded as a component of stockholders' equity.

OTHER ASSETS

     Other current and long-term assets consisted of:

                                                               1997      1996
                                                              -------   -------
Other current receivables...................................  $23,207   $ 5,497
Music catalogs..............................................   16,476     2,827
Prepaid expenses............................................   10,839    10,492
Program rights..............................................    5,236    40,544
Program inventories.........................................      536    20,175
Deferred preopening expenses................................       --    12,335
Prepaid pension cost........................................    2,702     1,292
Other assets................................................    2,707     1,995
                                                              -------   -------
     Total other assets.....................................  $61,703   $95,157
                                                              =======   =======

     Other current receivables result primarily from non-operating income and are due within one year. Music catalogs consisted of the costs to acquire music publishing rights and are amortized on a straight-line basis over fifteen years. Program inventories are amortized at a rate based upon the broadcast periods of the programs and the revenues estimated to be earned over these periods.

     The Company acquires television exhibition rights for certain theatrical and television programs. The program rights are recorded at the gross contract amount when certain conditions are met, including availability of the program for broadcast, and are amortized using an accelerated method over the shorter of the estimated number of program showings or the contract periods. At December 31, 1996, the Company had commitments for program rights and related program contracts payable of $8,850 which were not available for telecast until a future date. These amounts are not included in the accompanying consolidated balance sheet.

     During 1997, the Company recorded a pretax charge of $11,740 to write-down certain program rights at KTVT to net realizable value. This write-down relates primarily to movie packages and certain syndicated programming whose value has been impaired by an operating decision to purchase more first-run programming. During 1995, the Company recorded a pretax charge of $13,302 for the write-down to net realizable value of certain program rights. The write-down in 1995 was primarily related to excess program rights resulting from the affiliation of KTVT and KSTW with CBS. These write-downs are included in operating costs in the consolidated statements of income.

     Effective January 1, 1997, the Company changed its method of accounting for deferred preopening expenses to expense these costs as incurred. Prior to 1997, preopening expenses were deferred and amortized over five years on a straight-line basis. The Company recorded a $7,537 charge, net of taxes of $4,798, to record the cumulative effect of this accounting change. This change did not have a significant impact on results of operations before the cumulative effect of this accounting change for 1997. On a pro forma basis, this change would have decreased net income by $3,043, or $0.09 per share, for the year ended December 31, 1996 and decreased net income by $2,726, or $0.08 per share, for the year ended December 31, 1995.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of:

                                                                1997       1996
                                                              --------   --------
Trade accounts payable......................................  $ 24,210   $ 20,128
Commissions payable.........................................     1,020     16,877
Income taxes payable........................................     6,725      3,669
Accrued royalties...........................................    13,057     10,153
Deferred revenues...........................................    11,430     15,174
Program contracts payable...................................     8,826     14,943
Accrued salaries and benefits...............................     5,614      7,431
Accrued interest payable....................................     1,462      4,500
Property and other taxes payable............................    13,379     11,293
Other accrued liabilities...................................    41,971     22,448
                                                              --------   --------
     Total accounts payable and accrued liabilities.........  $127,694   $126,616
                                                              ========   ========

     Accrued royalties consisted primarily of music royalties and licensing fees. Deferred revenues consisted primarily of deposits on advance room bookings at the Opryland Hotel, advance ticket sales at the Company's tourism properties and music publishing advances.

INCOME TAXES

     In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax rates.

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations, under which no compensation cost related to stock options has been recognized as further described in Note 10.

INCOME PER SHARE

     SFAS No. 128, "Earnings per Share", has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options. All income per share amounts in the accompanying consolidated financial statements have been restated to reflect the retroactive application of the provisions of SFAS No. 128.

     Income per share amounts are calculated as follows for the years ended December 31:

                                    1997                        1996                        1995
                          -------------------------   -------------------------   ------------------------
                                               PER                         PER                        PER
                           INCOME    SHARES   SHARE    INCOME    SHARES   SHARE   INCOME    SHARES   SHARE
                          --------   ------   -----   --------   ------   -----   -------   ------   -----
Income from continuing
  operations............  $151,436   32,341   $4.68   $131,165   32,193   $4.07   $65,407   32,121   $2.04
                          ========            =====   ========            =====   =======            =====
Effect of dilutive stock
  options...............                308                         406                        420
                                     ------                      ------                     ------
Income from continuing
  operations assuming
  dilution..............  $151,436   32,649   $4.64   $131,165   32,599   $4.02   $65,407   32,541   $2.01
                          ========   ======   =====   ========   ======   =====   =======   ======   =====

     The Company completed a common stock distribution in 1997 associated with the Merger as further described in Note 2. In addition, the Company paid 5% stock dividends in 1996 and 1995 as further described in Note 9. All income per share and dividend per share amounts in the accompanying consolidated financial statements have been restated to reflect the retroactive application of the common stock distribution and stock dividends.

FINANCIAL INSTRUMENTS

     Estimated fair values and carrying amounts of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                       1997                  1996
                                                -------------------   -------------------
                                                  FAIR     CARRYING     FAIR     CARRYING
                                                 VALUE      AMOUNT     VALUE      AMOUNT
                                                --------   --------   --------   --------
Long-term notes and interest receivable.......  $234,433   $233,112   $206,655   $203,514
                                                --------   --------   --------   --------
Debt..........................................  $388,397   $388,397   $369,907   $363,409
                                                --------   --------   --------   --------

     The fair value estimates were determined using discounted cash flow analyses. For long-term notes receivable, the discount rate was determined based upon similar instruments. The discount rate for fixed-rate debt was based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The Company's carrying value of its variable-rate debt approximates fair value. The carrying amount of short-term financial instruments (cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. Credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company will adopt the provisions of SFAS No. 130 effective January 1, 1998 and does not anticipate the adoption of SFAS No. 130 will have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the provisions of SFAS No. 131 effective January 1, 1998 and does not anticipate the adoption of SFAS No. 131 will have a material effect on the Company's financial statements.

RECLASSIFICATIONS

     Certain reclassifications of 1996 and 1995 amounts have been made to conform with the 1997 presentation.

2.  CBS MERGER:

     On October 1, 1997, Old Gaylord consummated the Merger with CBS and G Acquisition Corp., a wholly owned subsidiary of CBS ("Sub"), pursuant to which Sub was merged with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of CBS. Prior to the Merger, Old Gaylord was restructured (the "Restructuring") so that certain assets and liabilities that were part of Old Gaylord's hospitality, attractions, music, television and radio businesses, including all of its long term debt, as well as CMT International and the management of and option to acquire 95% of Z Music, Inc., were transferred to or retained by the Company. As a result of the Restructuring and the Merger, substantially all of the assets of Old Gaylord's cable networks business, consisting primarily of TNN and CMT, and certain other related businesses (collectively, the "Cable Networks Business") and its liabilities to the extent that they arose out of or related to the Cable Networks Business, were acquired by CBS. In connection with the Merger, the Company and CBS (or one or more of their respective subsidiaries) entered into an agreement which provides that the Company will not engage in certain specified activities which would constitute competition with the Cable Networks Business and CBS and will not engage in certain activities which would constitute competition with CMT International.

     Following the Restructuring, on September 30, 1997, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of the Company. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Old Gaylord Common Stock"), of Old Gaylord on the record date for the Distribution received a number of shares of Common Stock, $0.01 par value, of the Company ("Common

Stock") equal to one-third the number of shares of Old Gaylord Common Stock held by such holder. Cash was distributed in lieu of any fractional shares of Common Stock.

     At the time of the Merger, the book value of the net assets of the Cable Networks Business was $132,627, which has been reflected in the consolidated financial statements as a charge against retained earnings. The following is a summary of the net assets acquired by CBS:

Cash........................................................  $  7,481
Accounts receivable, net....................................    67,030
Other current assets........................................    20,332
Property and equipment, net.................................    53,386
Intangible assets, net......................................    31,148
Other assets................................................    10,532
Accounts payable and accrued expenses.......................   (35,855)
Long-term debt..............................................    (4,605)
Minority interest...........................................   (15,048)
Other liabilities...........................................    (1,774)
                                                              --------
  Cable Networks Business net assets........................  $132,627
                                                              ========

     The operating results of the Cable Networks Business are included in the consolidated statements of income through September 30, 1997 and are as follows:

                                                               NINE           TWELVE         TWELVE
                                                           MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                                                           SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                               1997            1996           1995
                                                           -------------   ------------   ------------
    Revenues.............................................    $264,463        $320,612       $273,824
                                                             ========        ========       ========
    Depreciation and amortization........................    $  9,161        $ 10,415       $  8,677
                                                             ========        ========       ========
    Operating income, excluding allocated corporate
      expenses...........................................    $ 78,740        $ 98,605       $ 81,988
                                                             ========        ========       ========

     Prior to the Merger, CBS was responsible for promoting and marketing TNN, CMT and CMT International, selling advertising time on TNN and CMT, marketing TNN and CMT to cable operators, and providing a satellite transponder to deliver TNN programming to cable systems. In addition, CBS owned 33% of CMT and CMT International prior to the Merger. CBS received a commission of 33% of TNN's applicable gross receipts, net of agency commissions, and a commission of 10% of CMT's gross receipts, net of agency commissions, for its services prior to the Merger. CBS commissions under these agreements were approximately $70,600, $86,600 and $73,700 in 1997, 1996 and 1995, respectively. Commissions payable to CBS at December 31, 1996 were approximately $15,300 and are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

     In connection with the Merger, Restructuring and Distribution, the Company recognized nonrecurring merger costs and a restructuring charge in 1997 of $22,645 and $13,654, respectively. Merger costs included professional and registration fees, debt refinancing costs, and incentive compensation associated with the Merger. The Company recognized merger costs of $1,363 related to restricted stock issued under stock option and incentive plans which vested at the time of the Merger. The restructuring charge included estimated costs for employee severance and termination benefits of $6,500, asset write-downs of $3,653, and other costs associated with the restructuring of $3,501. As of December 31, 1997, the Company had recorded charges of $7,581 against the restructuring accrual of which $2,956 represents actual cash expenditures and $4,625 represents non-cash asset write-downs and other restructuring costs. At December 31, 1997, the restructuring accrual had a remaining balance of $6,073, which is included in accounts payable and accrued liabilities in the consolidated balance sheet. The Company expects the restructuring to be completed in the next six months and to be funded from the Company's cash flows from operating activities.

3.  ACQUISITION OF WORD ENTERTAINMENT:

     In January 1997, the net assets of Word were purchased for approximately $120,000 in cash. The purchase price included approximately $40,000 of working capital. The acquisition was financed through borrowings under a revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was $64,143 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma information presents a summary of consolidated results of the combined operations of the Company and Word for the year ended December 31, 1996, as if the acquisition had occurred on January 1, 1996:

Revenues....................................................  $837,226
                                                              ========
Net income..................................................  $124,338
                                                              ========
Net income per share........................................  $   3.86
                                                              ========
Net income per share -- assuming dilution...................  $   3.81
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

4.  DIVESTITURES:

     During 1997, the Company signed a letter of agreement with The Mills Corporation to create a partnership to develop a $200,000 entertainment/retail complex located on land previously used for the Opryland theme park. The Company will hold a one-third interest in the partnership. During 1997, the Company recorded a pretax charge of $42,006 related to the closing of the Opryland theme park at the end of the 1997 operating season. Included in this charge are asset write-downs of $32,020 related primarily to property, equipment and inventory, estimated costs for employee severance and termination benefits of $5,100, and other costs related to closing of the park of $4,886. At December 31, 1997, the Company had a remaining accrual of $6,439 related to the closing of the theme park, which is included in accounts payable and accrued liabilities in the consolidated balance sheet.

     During 1997, the Company recorded a $5,000 pretax charge to operations related to its plans to cease the European operations of CMT International effective March 31, 1998.

     In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160,000 in cash. The sale resulted in a pretax gain of $144,259, which is included in other gains (losses) in the consolidated statements of income. The Company utilized the net proceeds from the sale to reduce outstanding indebtedness. The sale of the television station included program rights of $10,625 and related program contracts payable of $10,269.

     In January 1996, the Company sold KHTV, its Houston, Texas television station, to Tribune Broadcasting Company for $97,800, including certain working capital and other adjustments of approximately $4,300. The sale resulted in a pretax gain of $73,850, which is included in other gains (losses) in the consolidated statements of income. The sale of the television station included program rights of $32,235 and related program contracts payable of $23,766.

     In December 1995, the Company recorded a pretax loss of $5,529, which is included in other gains (losses) in the consolidated statements of income, to reflect the loss upon the disposal of its 14% limited partnership interest in the Fiesta Texas theme park. The loss was based on the permanent impairment in the value of the investment and the Company's guarantee on certain indebtedness related to the original construction of Fiesta Texas. The Company paid $12,976 to transfer its partnership interest and related obligations to a subsidiary of USAA, the majority investor, in January 1996. In connection with the Company's termination of its interest in Fiesta Texas, the Company was released from the loan guarantee.

5.  DISCONTINUED OPERATIONS:

     On September 29, 1995, the Company completed the sale of the Systems to CCT Holdings Corp. ("CCTH"). Net proceeds, after a working capital adjustment of $5,512, consisted of $198,800 in cash and a 10-year note receivable with a face amount of $165,688. The note receivable and related accrued interest are included in long-term notes and interest receivable in the accompanying consolidated balance sheets in the amount of $199,074 and $176,138, for 1997 and 1996, respectively, net of a $15,000 discount in both years. The note is currently classified as held to maturity and bears interest at an initial rate of 12% which increases to 15% in September 2000 and 2% each year thereafter with principal and interest payable at maturity in 2005. The Company recorded $22,936, $20,479 and $4,970 of interest income related to the note receivable during 1997, 1996 and 1995, respectively. Immediately prior to the sale, the Company purchased the remaining 2.9% minority interest in the Systems for $10,585. In addition, the Company received the contractual right to 15% of the net distributable proceeds, as defined, from certain future asset sales by the buyer of the Systems. A significant stockholder and certain directors of the Company own, indirectly, less than a 5% interest of CCTH.

     The Company recorded a gain in 1995 on the sale of the Systems of $42,998, net of applicable income taxes of $30,824. The Systems have been accounted for as discontinued operations and, accordingly, the Systems' losses subsequent to the November 1993 measurement date, including interest expense on debt that can be specifically attributed to the Systems, were deferred and are reflected as a reduction in the gain on the sale of the Systems.

     Selected results of operations related to the Systems prior to their sale are summarized below for the period ended September 29, 1995:

Revenues....................................................  $ 67,157
                                                              ========
Depreciation and amortization...............................  $ 39,178
                                                              ========
Interest expense............................................  $ 17,051
                                                              ========
Loss before income taxes....................................  $(29,344)
Benefit for income taxes....................................     9,831
Loss deferred subsequent to measurement date................    19,513
                                                              --------
  Net loss..................................................  $     --
                                                              ========

     Net cash flows related to the Systems for the period ended September 29, 1995 were:

Cash flows from operating activities:
  Net losses from discontinued operations...................  $(19,513)
  Depreciation and amortization.............................    39,178
  Other, net................................................    (2,907)
                                                              --------
     Net cash flows provided by operating activities........    16,758
                                                              --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (12,924)
  Other, net................................................       (61)
                                                              --------
     Net cash flows used in investing activities............   (12,985)
                                                              --------
Increase in cash balance....................................     2,856
                                                              --------
  Net cash flows............................................  $  6,629
                                                              ========

6. PROPERTY AND EQUIPMENT:

     Property and equipment at December 31 is recorded at cost and summarized as follows:

                                                                1997       1996
                                                              --------   --------
Land and improvements.......................................  $ 89,782   $105,669
Buildings...................................................   452,661    478,955
Furniture, fixtures and equipment...........................   232,834    379,822
Construction in progress....................................    12,292      9,742
                                                              --------   --------
                                                               787,569    974,188
Accumulated depreciation....................................   237,302    333,869
                                                              --------   --------
Property and equipment, net.................................  $550,267   $640,319
                                                              ========   ========

     Depreciation expense for 1997, 1996, and 1995 was $44,839, $42,101, and $33,416, respectively. Capitalized interest for 1997, 1996, and 1995 was $186, $3,383, and $5,308, respectively.

7. INCOME TAXES:

     The provision for income taxes for the years ended December 31 consisted of:

                                                             1997      1996      1995
                                                            -------   -------   -------
Current:
  Federal.................................................  $86,342   $69,585   $37,768
  State...................................................    5,020     1,845     3,861
                                                            -------   -------   -------
     Total current provision..............................   91,362    71,430    41,629
                                                            -------   -------   -------
Deferred:
  Federal.................................................  (79,496)    1,771    (1,712)
  State...................................................   (1,074)      348     1,028
                                                            -------   -------   -------
     Total deferred provision (benefit)...................  (80,570)    2,119      (684)
                                                            -------   -------   -------
     Total provision for income taxes.....................  $10,792   $73,549   $40,945
                                                            =======   =======   =======

     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. The effective tax rate as applied to income from continuing operations for the years ended December 31 differed from the statutory federal rate due to the following:

                                                              1997    1996    1995
                                                              ----    ----    ----
Statutory federal rate......................................   35%     35%     35%
State taxes.................................................    2       2       3
Merger related revaluation of reserves......................  (37)     --      --
Non-deductible expenses.....................................    7      --      --
Other items, net............................................   --      (1)      1
                                                              ---      --      --
                                                                7%     36%     39%
                                                              ===      ==      ==

     The components of the net deferred tax liability as of December 31 were:

                                                               1997       1996
                                                              -------   --------
Deferred tax assets:
  Amortization..............................................  $13,733   $ 11,861
  Accounting reserves and accruals..........................   35,153     16,827
  Other, net................................................    2,463      3,810
                                                              -------   --------
     Total deferred tax assets..............................   51,349     32,498
                                                              -------   --------
Deferred tax liabilities:
  Depreciation..............................................   38,296     43,916
  Accounting reserves and accruals..........................   45,632    106,529
                                                              -------   --------
     Total deferred tax liabilities.........................   83,928    150,445
                                                              -------   --------
     Net deferred tax liability.............................  $32,579   $117,947
                                                              =======   ========

     During 1997, the Company recorded a deferred tax benefit of $55,000 related to the revaluation of certain reserves as a result of the Restructuring and Merger. The tax benefit associated with the exercise of stock options reduced income taxes payable by $6,598 and is reflected as an increase in additional paid-in capital in 1997. In addition, the Company reached settlements of routine Internal Revenue Service audits of the Company's 1991-1993 tax returns during 1997. These settlements had no material impact on the Company's financial position or results of operations.

     Cash payments for income taxes were approximately $81,700, $83,400, and $95,700 (including payments related to the sale of the Systems of approximately $84,400) in 1997, 1996 and 1995, respectively.

8.  LONG-TERM DEBT:

     Long-term debt at December 31 consisted of:

                                                                1997       1996
                                                              --------   --------
Revolving credit agreements.................................  $387,977   $209,042
Senior Notes................................................        --    120,000
Term Loan...................................................        --     28,000
Other.......................................................       420      6,367
                                                              --------   --------
                                                               388,397    363,409
Less amounts due in one year................................        --     37,350
                                                              --------   --------
                                                              $388,397   $326,059
                                                              ========   ========

     In August 1997, the Company entered into a revolving credit facility (the "1997 Credit Facility") and utilized the proceeds to retire outstanding indebtedness. The lenders under the 1997 Credit Facility are a syndicate of banks with NationsBank of Texas, N.A. acting as agent (the "Agent"). The maximum amount that can be borrowed under the 1997 Credit Facility is $600,000. The final maturity of the 1997 Credit Facility is July 2002. The 1997 Credit Facility is unsecured and is guaranteed by certain of the Company's subsidiaries.

     Amounts outstanding under the 1997 Credit Facility bear interest at a rate, at the Company's option, equal to either (i) the higher of the Agent's prime rate or the federal funds rate plus 0.5%, or (ii) LIBOR plus a margin ranging from 0.4% to 1% depending on the Company's debt ratings or ratio of debt to capitalization. At December 31, 1997, the Company's borrowing rate under the 1997 Credit Facility was LIBOR plus 0.75%. In addition, the Company is required to pay a commitment fee ranging between 0.125% and 0.25% per year, also depending on the Company's debt ratings or the ratio of debt to capitalization, on the average unused portion of the 1997 Credit Facility, as well as an annual administrative fee. The weighted average interest rates for borrowings under revolving credit agreements for 1997, 1996 and 1995 were 6.4%, 6.4% and 7.3%, respectively.

     The 1997 Credit Facility requires the Company to maintain certain financial ratios and minimum stockholders' equity levels and subjects the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. At December 31, 1997, the Company was in compliance with all financial covenants under the 1997 Credit Facility.

     During 1995, the Company amended its unsecured revolving credit agreement (the "1995 Credit Facility") to provide for an unsecured revolving loan of up to $400,000 until its expiration on December 31, 2000. According to the 1995 Credit Facility's terms, at the time borrowings were made, the Company elected an interest rate of the prime rate or LIBOR plus 0.5% to 1.0%, depending on certain of the Company's financial ratios. Additionally, the Company was required to pay annual commitment fees based on 0.25% or 0.1875% of the average daily unused portion of the total commitment available as determined by certain of the Company's financial ratios. The 1995 Credit Facility was retired with borrowings under the 1997 Credit Facility.

     During 1993, the Company entered into an agreement for a $35,000 term loan ("Term Loan") and issued $150,000 of 7.19% fixed-rate senior notes ("Senior Notes"). The weighted average interest rates for the borrowings under the Term Loan for 1997, 1996 and 1995 were 6.2%, 6.1% and 6.8%, respectively. The Term Loan and Senior Notes were prepaid during 1997 by utilizing borrowings under the 1997 Credit Facility.

     Accrued interest payable for 1997 and 1996 was $1,462 and $4,500, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Cash paid for interest for 1997, 1996 and 1995, excluding amounts capitalized, was $30,747, $20,564 and $21,110, respectively.

9.  STOCKHOLDERS' EQUITY:

     As a result of the Distribution during 1997, each holder of record of Old Gaylord Common Stock on the record date for the Distribution received a number of shares of Common Stock of the Company equal to one-third the number of shares of Old Gaylord Common Stock held by such holder. Cash was distributed in lieu of any fractional shares of the Common Stock. Holders of Common Stock are entitled to one vote per share. Holders of Class A Common Stock and Class B Common Stock of Old Gaylord were entitled to one vote per share and five votes per share, respectively.

     At December 31, 1995, treasury stock consisted of 3,110,000 Class B shares of Old Gaylord Common Stock. In August 1996, the Company's Board of Directors retired the Old Gaylord Common Stock held in treasury. The cost of the treasury stock in excess of par value was charged to additional paid-in capital. In October 1996, Old Gaylord's Board of Directors authorized the repurchase of up to $100,000 of the outstanding Old Gaylord Class A Common Stock over a three year period. Treasury stock of $7,647 held by Old Gaylord immediately prior to the Merger was retired and the cost of the treasury stock in excess of par value was charged to additional paid-in capital.

     A 5% stock dividend was paid by Old Gaylord in 1996 and 1995, subject to which retained earnings were reduced by $125,078 and $70,187, respectively. Approximately 4,742,000 and 4,519,000 additional shares of Old Gaylord Common Stock were issued in 1996 and 1995, respectively, as a result of the stock dividends.

     All income per share and dividend per share amounts in the consolidated financial statements have been restated to reflect the retroactive application of the Distribution and stock dividends.

10.  STOCK PLANS:

     At December 31, 1997 and 1996, 2,111,445 shares of Common Stock and 2,864,184 shares of Old Gaylord Common Stock, respectively, were reserved for future issuance pursuant to the exercise of stock options under stock option and incentive plans for directors and key employees. As a result of the Distribution, the Company adopted a new stock option plan whereby all options to acquire Old Gaylord Common Stock that were held by persons who, following the Distribution, were New Gaylord employees were converted into fully vested and exercisable options to acquire Common Stock. As a result of the conversion of options to acquire Old Gaylord Common Stock into options to acquire Common Stock, the number of options issued was adjusted with an offsetting adjustment in option price to maintain the same intrinsic value and original term of the option. Under the terms of these plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable one year from the date of grant, while options granted to employees are exercisable three to five years from the date of grant. The Company accounts for these plans under APB Opinion No. 25 under which no compensation expense for employee stock options has been recognized. If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company's net income and income per share for the years ended December 31 would have been reduced to the following pro forma amounts:

                                                           1997       1996       1995
                                                         --------   --------   --------
Net income:
  As reported..........................................  $143,899   $131,165   $108,405
                                                         ========   ========   ========
  Pro forma............................................  $142,146   $130,503   $108,030
                                                         ========   ========   ========
Income per share:
  As reported..........................................  $   4.45   $   4.07   $   3.38
                                                         ========   ========   ========
  Pro forma............................................  $   4.40   $   4.05   $   3.36
                                                         ========   ========   ========
Income per share -- assuming dilution:
  As reported..........................................  $   4.41   $   4.02   $   3.33
                                                         ========   ========   ========
  Pro forma............................................  $   4.35   $   4.00   $   3.32
                                                         ========   ========   ========

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.0%, 6.2% and 6.2%; expected volatility of 32.0%, 32.4% and 32.4%; expected lives of 6.9, 8.9 and 8.9 years. The assumed dividend rate used in estimating fair value was 2% in all three years. The weighted average fair value of options granted was $8.77, $10.32 and $9.34 in 1997, 1996 and 1995, respectively.

     The plans also provide for the award of restricted stock. At December 31, 1997 and 1996, awards of restricted stock of 131,940 shares of Common Stock and 332,523 shares of Old Gaylord Common Stock, respectively, were outstanding. Restricted stock issued prior to the Distribution and Merger vested under the change in control provisions under the plans. Subsequent to the Distribution and Merger, 131,940 shares of restricted stock were awarded. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders' equity. Unearned compensation is amortized over the vesting period of the restricted stock.

     During 1996 and 1995, the number and exercise prices of all options outstanding were adjusted to recognize the effect of the stock dividends described in Note 9. The stock dividend adjustments resulted in an increase in the number of stock options and a reduction of the exercise prices. Stock option awards available for future grant under the stock plans at December 31, 1997 and 1996 were 581,323 shares of Common Stock and 1,799,873 shares of Old Gaylord Common Stock, respectively. Stock option transactions under the plans are summarized as follows:

                                     1997                    1996                   1995
                             ---------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                             OF SHARES     PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                             ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.....................   2,864,184    $14.03    2,779,265    $12.98    2,513,131    $11.77
Granted....................     998,924     28.24      286,612     25.09      321,047     22.72
Exercised..................  (1,363,834)    10.49     (128,614)    10.57      (13,781)     9.30
Effect of option
  conversions..............    (249,548)       --           --        --           --        --
Canceled...................    (138,281)    23.74      (73,079)    23.38      (41,132)    16.60
                             ----------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.....................   2,111,445    $23.06    2,864,184    $14.03    2,779,265    $12.98
                             ==========    ======    =========    ======    =========    ======
Exercisable at end of
  year.....................   1,112,973    $18.41    2,329,297    $11.96    1,535,703    $10.25
                             ==========    ======    =========    ======    =========    ======

     A summary of stock options outstanding as of December 31, 1997 is as follows:

                                                         WEIGHTED
       OPTION      WEIGHTED                               AVERAGE
      EXERCISE     AVERAGE                               REMAINING
       PRICE       EXERCISE    NUMBER                   CONTRACTUAL
       RANGE        PRICE     OF SHARES   EXERCISABLE      LIFE
    ------------   --------   ---------   -----------   -----------
    $      10.17    $10.17      362,579      362,579     3.8 years
     19.47-26.05     21.18      606,214      606,214     5.8 years
     27.35-28.24     28.15    1,142,652      144,180     9.6 years
    ------------    ------    ---------    ---------     ---------
    $10.17-28.24    $23.06    2,111,445    1,112,973     7.5 years
    ============    ======    =========    =========     =========

11.  COMMITMENTS AND CONTINGENCIES:

     Rental expense was $14,552, $11,771 and $8,965 for 1997, 1996 and 1995,
respectively. Future minimum lease commitments under all noncancelable operating leases in effect as of December 31, 1997 are as follows:

1998........................................................  $ 8,067
1999........................................................    8,021
2000........................................................    7,563
2001........................................................    7,304
2002........................................................    6,179
Years thereafter............................................   49,633
                                                              -------
  Total.....................................................  $86,767
                                                              =======

     The Company is involved in certain legal actions and claims on a variety of matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

12.  RETIREMENT PLANS:

     The Company has a noncontributory defined benefit pension plan in which substantially all of its employees are eligible to participate upon meeting the pension plan's participation requirements. The benefits are based on years of service and compensation levels. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law.

     The following table sets forth the funded status at December 31:

                                                               1997      1996
                                                              -------   -------
Actuarial present value of accumulated benefit obligation,
  including vested benefits of $33,714 and $30,936,
  respectively..............................................  $36,632   $31,708
                                                              =======   =======
Projected benefit obligation................................  $41,167   $36,601
Plan assets at fair value...................................   41,048    34,084
                                                              -------   -------
  Projected benefit obligation in excess of plan assets.....     (119)   (2,517)
Unrecognized net loss.......................................    3,299     3,730
Prior service cost not yet recognized.......................     (478)       79
                                                              -------   -------
  Prepaid pension cost......................................  $ 2,702   $ 1,292
                                                              =======   =======

     Net pension expense included the following components for the years ended December 31:

                                                               1997     1996     1995
                                                              ------   ------   ------
Service cost................................................  $2,058   $1,827   $1,479
Interest cost...............................................   2,697    2,550    2,381
Actual return on plan assets ...............................  (6,840)  (4,377)  (6,431)
Net deferral and amortization...............................   4,861    2,523    4,934
                                                              ------   ------   ------
  Total net pension expense.................................  $2,776   $2,523   $2,363
                                                              ======   ======   ======

     The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4%, respectively, in both 1997 and 1996. The expected long-term rate of return on plan assets was 8% in both 1997 and 1996.

     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee's contribution or 3% of the employee's salary. Company contributions under the retirement savings plans were $2,142, $2,055 and $1,929 for 1997, 1996 and 1995, respectively.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. The Company contributes toward the cost of health insurance benefits and contributes the full cost of providing life insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service.

     Generally, for employees who retired prior to January 1, 1993 and who met the other age and service requirements, the Company contributes 100% of the employee and spouse's health care premium, and provides a life insurance benefit of 100% of pay up to $50. For employees retiring on or after January 1, 1993 and who meet the other age and service requirements, the Company contributes from 50% to 90% of the health care premium based on years of service, 50% of the health care premium for the spouses of eligible retirees regardless of service, and provides a life insurance benefit of $12.

     The following table reconciles the funded status of the plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31:

                                                               1997      1996
                                                              -------   -------
Retirees....................................................  $ 5,162   $ 5,271
Other fully eligible participants...........................    2,395     2,266
Other active participants...................................   10,487    10,621
Unrecognized actuarial gain.................................    4,007     1,618
                                                              -------   -------
  Accrued postretirement cost...............................  $22,051   $19,776
                                                              =======   =======

     Net postretirement benefit expense for the years ended December 31 included the following components:

                                                               1997      1996
                                                              -------   -------
Service cost................................................  $ 1,488   $ 1,174
Interest cost...............................................    1,270     1,185
                                                              -------   -------
  Net postretirement benefit expense........................  $ 2,758   $ 2,359
                                                              =======   =======

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for 1997. The health care cost trend is projected to decline by 1% every two years to an ultimate level trend rate of 6% per year in 2002. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately 14% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 16%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in both 1997 and 1996.

14.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

     During 1997, the Company realigned its financial segment reporting in an attempt to provide more useful and beneficial information. In addition to changing the operating segments, the Company began reporting its unallocated corporate expenses separately, all of which were previously allocated to the Company's financial reporting segments. The 1996 and 1995 information has been restated to conform to the new presentation. The following reflects the Company's revenues, operating income, depreciation and amortization, capital expenditures and identifiable assets by business segment for the years ended or as of December 31:

                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Revenues:
  Hospitality and attractions......................  $  346,931   $  313,023   $  276,638
  Broadcasting and music...........................     202,680      102,368      148,175
  Cable networks...................................     276,384      331,767      282,647
                                                     ----------   ----------   ----------
     Total.........................................  $  825,995   $  747,158   $  707,460
                                                     ==========   ==========   ==========
Operating income:
  Hospitality and attractions......................  $   52,024   $   45,938   $   40,178
  Broadcasting and music...........................      18,056       23,846       19,578
  Cable networks...................................      56,865       84,884       74,459
  Corporate........................................     (26,789)     (25,061)     (22,410)
  Merger costs and restructuring charge............     (36,299)          --           --
  Theme park closing charge........................     (42,006)          --           --
                                                     ----------   ----------   ----------
     Total.........................................  $   21,851   $  129,607   $  111,805
                                                     ==========   ==========   ==========
Depreciation and amortization:
  Hospitality and attractions......................  $   31,998   $   28,861   $   21,782
  Broadcasting and music...........................       6,945        4,421        3,954
  Cable networks...................................      10,924       12,406        9,522
  Corporate........................................       3,530        3,168        2,828
                                                     ----------   ----------   ----------
     Total.........................................  $   53,397   $   48,856   $   38,086
                                                     ==========   ==========   ==========
Capital expenditures:
  Hospitality and attractions......................  $   27,770   $   85,692   $  147,826
  Broadcasting and music...........................       9,110        4,572        8,506
  Cable networks...................................       9,477       21,522       17,229
  Corporate........................................       2,882        3,756        1,664
                                                     ----------   ----------   ----------
     Total.........................................  $   49,239   $  115,542   $  175,225
                                                     ==========   ==========   ==========
Identifiable assets:
  Hospitality and attractions......................  $  592,159   $  644,132   $  566,459
  Broadcasting and music...........................     214,184       86,960      130,742
  Cable networks...................................      10,160      208,482      174,931
  Corporate........................................     301,059      242,674      223,680
                                                     ----------   ----------   ----------
     Total.........................................  $1,117,562   $1,182,248   $1,095,812
                                                     ==========   ==========   ==========

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                         FIRST      SECOND     THIRD      FOURTH
1997                                                    QUARTER    QUARTER    QUARTER    QUARTER
----                                                    --------   --------   --------   --------
Revenues..............................................  $185,068   $249,736   $245,481   $145,710
                                                        ========   ========   ========   ========
Depreciation and amortization.........................  $ 12,539   $ 15,707   $ 14,460   $ 10,691
                                                        ========   ========   ========   ========
Operating income (loss)...............................  $ 15,119   $ 44,342   $ (8,054)  $(29,556)
                                                        ========   ========   ========   ========
Income (loss) from continuing operations..............  $  8,616   $121,932   $ 42,316   $(21,428)
                                                        ========   ========   ========   ========
Net income (loss).....................................  $  1,079   $121,932   $ 42,316   $(21,428)
                                                        ========   ========   ========   ========
Income per share:
Income (loss) from continuing operations..............  $   0.27   $   3.79   $   1.30   $  (0.66)
                                                        ========   ========   ========   ========
Net income (loss).....................................  $   0.03   $   3.79   $   1.30   $  (0.66)
                                                        ========   ========   ========   ========
Income per share -- assuming dilution:
Income (loss) from continuing operations..............  $   0.27   $   3.75   $   1.30   $  (0.65)
                                                        ========   ========   ========   ========
Net income (loss).....................................  $   0.03   $   3.75   $   1.30   $  (0.65)
                                                        ========   ========   ========   ========

                                                         FIRST      SECOND     THIRD      FOURTH
1996                                                    QUARTER    QUARTER    QUARTER    QUARTER
----                                                    --------   --------   --------   --------
Revenues..............................................  $138,857   $209,280   $205,011   $194,010
                                                        ========   ========   ========   ========
Depreciation and amortization.........................  $  8,635   $ 12,651   $ 13,942   $ 13,628
                                                        ========   ========   ========   ========
Operating income......................................  $ 13,729   $ 42,923   $ 31,452   $ 41,503
                                                        ========   ========   ========   ========
Net income............................................  $ 54,378   $ 28,908   $ 20,433   $ 27,446
                                                        ========   ========   ========   ========
Net income per share..................................  $   1.69   $   0.90   $   0.63   $   0.85
                                                        ========   ========   ========   ========
Net income per share -- assuming dilution.............  $   1.67   $   0.89   $   0.63   $   0.84
                                                        ========   ========   ========   ========

     Certain of the Company's operations are subject to seasonal fluctuation. Many of the operations in the hospitality and attractions segment operate on a limited basis during the first quarter of the year and conduct most of their business during the summer tourism season. The first calendar quarter is also the weakest quarter for most television and radio broadcasters, including the Company, as advertising revenues are lower in the post-Christmas period. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

     In the fourth quarter of 1997, the Company recorded a pretax charge of $42,006 related to asset write-downs and related charges in conjunction with the closing of the Opryland theme park, and also recorded a pretax charge of $5,000 related to plans to cease the European operations of CMT International. During the third quarter of 1997, the Company recorded pretax merger costs and a restructuring charge of $22,645 and $13,654, respectively, related to the Merger; a non-cash pretax charge of $11,740 to write-down program rights at television station KTVT; and a deferred income tax benefit of $55,000 related to the revaluation of certain reserves as a result of the Restructuring and Merger. During the second quarter of 1997 the Company recorded a pretax gain of $144,259 on the sale of television station KSTW. The Company also recorded a change in accounting principle of $7,537, net of taxes of $4,798, effective January 1, 1997 related to preopening expenses. In the first quarter of 1996, the Company recorded a pretax gain of $73,850 on the sale of television station KHTV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company and information required by Item 405 of Regulation S-K are included under the caption "PROPOSAL ONE -- ELECTION OF CLASS I DIRECTORS" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and are incorporated herein by reference.

     Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.  See Item 8.

     (a)(2) Financial Statement Schedules.  Inapplicable.

     (a)(3) Exhibits.  See Index to Exhibits, pages 51 through 53.

     (b) Reports on Form 8-K. A Current Report on Form 8-K, dated October 7, 1997, reporting the completion of the Distribution and the CBS Merger was filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GAYLORD ENTERTAINMENT COMPANY

                                          By:     /s/ EDWARD L. GAYLORD
                                            ------------------------------------
                                                     Edward L. Gaylord
                                                   Chairman of the Board

March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ EDWARD L. GAYLORD                  Chairman of the Board            March 30, 1998
-----------------------------------------------------
                  Edward L. Gaylord

                 /s/ TERRY E. LONDON                   Director, President and Chief    March 30, 1998
-----------------------------------------------------    Executive Officer (Principal
                   Terry E. London                       Executive Officer)

                 /s/ JOSEPH B. CRACE                   Senior Vice President and Chief  March 30, 1998
-----------------------------------------------------    Financial Officer (Principal
                   Joseph B. Crace                       Accounting and Financial
                                                         Officer)

               /s/ MARTIN C. DICKINSON                 Director                         March 30, 1998
-----------------------------------------------------
                 Martin C. Dickinson

            /s/ CHRISTINE GAYLORD EVEREST              Director                         March 30, 1998
-----------------------------------------------------
              Christine Gaylord Everest

                /s/ E. K. GAYLORD II                   Vice-Chairman of the Board       March 30, 1998
-----------------------------------------------------
                  E. K. Gaylord II

                 /s/ JOE M. RODGERS                    Director                         March 30, 1998
-----------------------------------------------------
                   Joe M. Rodgers

             /s/ MARY AGNES WILDEROTTER                Director                         March 30, 1998
-----------------------------------------------------
               Mary Agnes Wilderotter

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.1+         Basic Agreement, dated as of December 15, 1993, among
               BASSGEC Management Company, Bass Pro Shops, Inc., Trackmar
               Corporation, Finley River Properties, Inc., John L. Morris,
               Trustee of the John L. Morris Revocable Living Trust, U/T/A
               dated December 23, 1986, as amended, Hospitality and Leisure
               Management, Inc., John L. Morris, and the Registrant's
               former parent Gaylord Entertainment Company ("Old Gaylord")
               (incorporated by reference to Exhibit 2.1 to Old Gaylord's
               Registration Statement on Form S-3 (Registration No. 33-
               74552)).
  2.2+         Asset Purchase Agreement by and among Cencom Cable
               Television, Inc., Lenoir TV Cable, Inc., CCT Holdings
               Corporation and CCA Holdings Corporation dated as of March
               30, 1995 (incorporated by reference to Exhibit 2 to Old
               Gaylord's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1995).
  2.3          Amendment 1 to the Asset Purchase Agreement by and among
               Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
               Holdings Corporation and CCA Holdings Corporation dated as of May 24, 1995 (incorporated by reference to Exhibit 2.2 to
               Old Gaylord's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on October 13, 1995).
  2.4          Amendment 2 to the Asset Purchase Agreement by and among
               Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
               Holdings Corporation and CCA Holdings Corporation dated as of September 29, 1995 (incorporated by reference to Exhibit
               2.3 to Old Gaylord's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).
  2.5+         Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word, Incorporated and Word
               Direct Partners, L.P. as Sellers and Old Gaylord as Buyer
               (incorporated by reference to Exhibit 2.1 to the Current
               Report on Form 8-K, dated January 6, 1997, of Thomas Nelson,
               Inc.).
  2.6+         Amendment No. 1 to the Asset Purchase Agreement dated as of
               January 6, 1997, by and among Thomas Nelson, Inc., Word
               Incorporated and Word Direct Partners, L.P. as Sellers and
               Old Gaylord as Buyer (incorporated by reference to Exhibit
               2.2 to the Current Report on Form 8-K, dated January 6,
               1997, of Thomas Nelson, Inc.).
  2.7+         Asset Purchase Agreement, dated as of January 6, 1997, by
               and between Nelson Word Limited and Word Entertainment
               Limited (incorporated by reference to Exhibit 2.3 to the
               Current Report on Form 8-K, dated January 6, 1997, of Thomas
               Nelson, Inc.).
  2.8+         Subsidiary Asset Purchase Agreement executed on January 6,
               1997 and dated as of November 21, 1996 between Word
               Communications, Ltd. and Word Entertainment (Canada), Inc.
               (incorporated by reference to Exhibit 2.4 to the Current
               Report on Form 8-K, dated January 6, 1997, of Thomas Nelson,
               Inc.).
  2.9+         Asset Purchase Agreement by and between Cox Broadcasting,
               Inc. and Gaylord Broadcasting Company, L.P. dated January
               20, 1997 (incorporated by reference to Exhibit 2.10 to Old
               Gaylord's Annual Report on Form 10-K, as amended by Form
               10-K/A, for the year ended December 31, 1996).
  2.10+        Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation ("Westinghouse"), G
               Acquisition Corp. and Old Gaylord (incorporated by reference to Exhibit 2.1 to Old Gaylord's Current Report on Form 8-K
               dated February 9, 1997).
  3.1          Restated Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3 to the Registrant's
               Current Report on Form 8-K dated October 7, 1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.2          Restated By-laws of the Registrant (incorporated by
               reference to Exhibit 3.2 to the Company's Registration
               Statement on Form 10, as amended (File No. 1-13079)).
  4.1          Specimen of Common Stock certificate (incorporated by
               reference to Exhibit 4.1 to the Company's Registration
               Statement on Form 10, as amended (File No. 1-13079)).
  4.2          Credit Agreement dated as of August 19, 1997 among Old
               Gaylord, the banks named therein and NationsBank of Texas,
               N.A., ("NationsBank") as Administrative Lender (including
               form of Swing Line Note, form of Revolving Credit Note, and form of Assumption Agreement)(incorporated by reference to
               Exhibit 4.2 to the Company's Registration Statement on Form
               10, as amended (File No. 1-13079)).
  4.3*         First Amendment to Credit Agreement, dated as of September
               30, 1997, among Old Gaylord, the Registrant, the banks named therein, and NationsBank.
  4.4*         Second Amendment to Credit Agreement, dated as of March 24,
               1998 but effective as of October 1, 1997, among the
               Registrant, the banks named therein, and NationsBank.
  9.1          Voting Trust Agreement ("Voting Trust Agreement") dated as of October 3, 1990 between certain stockholders of The
               Oklahoma Publishing Company and Edward L. Gaylord, Edith
               Gaylord Harper, Christine Gaylord Everest, and E. K. Gaylord
               II as Voting Trustees (incorporated by reference to Exhibit
               9.1 to Old Gaylord's Registration Statement on Form S-1
               (Registration No. 33-42329)).
  9.2          Amendment No. 1 to Voting Trust Agreement dated as of
               October 7, 1991 between certain stockholders of The Oklahoma
               Publishing Company and Edward L. Gaylord, Edith Gaylord
               Harper, Christine Gaylord Everest, and E. K. Gaylord II as
               Voting Trustees (incorporated by reference to Exhibit 9.2 to
               Old Gaylord's Registration Statement on Form S-1
               (Registration No. 33-42329)).
 10.1          Senior Subordinated Note issued on September 29, 1995 by CCT
               Holdings Corporation in the original principal amount of
               $165,687,890 (incorporated by reference to Exhibit 10.1 to
               Old Gaylord's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on October 13, 1995).
 10.2          Senior Subordinated Loan Agreement, dated as of September
               29, 1995, between CCT Holdings and Cencom Cable Television,
               Inc. (incorporated by reference to Exhibit 10.2 to Old
               Gaylord's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on October 13, 1995).
 10.3          Contingent Payment Agreement, dated as of September 29,
               1995, between Charter Communications Entertainment, L.P.,
               CCT Holdings Corporation and Cencom Cable Television, Inc.
               (incorporated by reference to Exhibit 10.3 to Old Gaylord's
               Current Report on Form 8-K filed with the Securities and
               Exchange Commission on October 13, 1995).
 10.4          Letter Agreement dated September 14, 1994 between CBS, Inc.
               and the Registrant (d/b/a KTVT, Fort Worth-Dallas) as
               modified by the Affiliation Agreement dated December 2, 1994 between the parties as amended by the letter agreement
               between the parties dated December 29, 1994 (incorporated by reference to Exhibit 10.20 of Old Gaylord's Annual Report on
               Form 10-K for the year ended December 31, 1994).
 10.5          Amended and Restated Limited Partnership Agreement of Bass
               Pro, L.P. (incorporated by reference to Exhibit 2.3 to Old
               Gaylord's Registration Statement on Form S-3 (Registration
               No. 33-74552)).
 10.6          Tax Disaffiliation Agreement by and among Old Gaylord, the
               Registrant and Westinghouse, dated September 30, 1997
               (incorporated by reference to Exhibit 10.3 to the
               Registrant's Current Report on Form 8-K, dated October 7,
               1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.7          Post-Closing Covenants Agreement among Westinghouse, Old
               Gaylord, the Registrant and certain subsidiaries of the
               Registrant dated September 30, 1997 (incorporated by
               reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated October 7, 1997).
 10.8          Agreement and Plan of Distribution, dated September 30,
               1997, between Old Gaylord and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current
               Report on Form 8-K dated October 7, 1997).
               EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS
 10.9          1997 Stock Option and Incentive Plan (incorporated by
               reference to Annex VII to Old Gaylord's definitive Proxy
               Statement relating to the Special Meeting held on August 15,
               1997).
 10.10         The Opryland USA Inc Supplemental Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.11 to Old Gaylord's
               Registration Statement on Form S-1 (Registration No.
               33-42329)).
 10.11         The Opryland USA Inc Supplemental Executive Retirement Plan
               (incorporated by reference to Exhibit 10.22 to Old Gaylord's
               Annual Report on Form 10-K for the year ended December 31,
               1992).
 10.12         Gaylord Entertainment Company Excess Benefit Plan
               (incorporated by reference to Exhibit 10.30 to Old Gaylord's
               Annual Report on Form 10-K for the year ended December 31,
               1994).
 10.13         Gaylord Entertainment Company Supplemental Executive
               Retirement Plan (incorporated by reference to Exhibit 10.31 to Old Gaylord's Annual Report on Form 10-K for the year
               ended December 31, 1994).
 10.14         Gaylord Entertainment Company Directors' Unfunded Deferred
               Compensation Plan (incorporated by reference to Exhibit
               10.32 to Old Gaylord's Annual Report on Form 10-K for the
               year ended December 31, 1994).
 10.15         Form of Severance Agreement between the Registrant and
               certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord's Annual Report on Form 10-K
               for the year ended December 31, 1996).
 10.16         Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.24 to Old
               Gaylord's Annual Report on Form 10-K for the year ended
               December 31, 1996).
 10.17*        Executive Employment Agreement of Dan E. Harrell, dated
               March 24, 1997, with Word Entertainment Group, Inc., a
               subsidiary of the Registrant.
 10.18*        Letter Agreement, dated March 26, 1998, regarding employment of Jerry O. Bradley by the Registrant.
 21            Subsidiaries of Gaylord Entertainment Company (incorporated by reference to Exhibit 21 to the Company's Registration
               Statement on Form 10, as amended (File No. 1-13079)).
 23*           Consent of Independent Auditors.
 27*           Financial Data Schedule for year ended December 31, 1997
               (for SEC use only).

---------------

   + As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
   * Filed herewith.