Form 10-Q
period 1998-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 1998-05-15
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        73-0664379
-----------------------------------             --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      One Gaylord Drive
     Nashville, Tennessee                                    37214
-----------------------------------             --------------------------------
    (Address of principal                                  (Zip Code)
     executive offices)


                                 (615) 316-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                           Outstanding as of April 30, 1998
            -----                           --------------------------------
Common Stock, $.01 par value                        32,806,085 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX



                                                                                                           PAGE NO.
                                                                                                           --------

Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended March 31, 1998 and 1997                                   3

                  Condensed Consolidated Balance Sheets -
                       March 31, 1998 and December 31, 1997                                                  4

                  Condensed Consolidated Statements of Cash Flows -
                       For the Three Months Ended March 31, 1998 and 1997                                    5

                  Notes to Condensed Consolidated Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                12


Part II - Other Information

         Item 1.  Legal Proceedings                                                                         13

         Item 2.  Changes in Securities and Use of Proceeds                                                 13

         Item 3.  Defaults Upon Senior Securities                                                           13

         Item 4.  Submission of Matters to a Vote of Security Holders                                       13

         Item 5.  Other Information                                                                         13

         Item 6.  Exhibits and Reports on Form 8-K                                                          13

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1998         1997
                                                                ---------    ---------

Revenues                                                         $ 108,021    $ 185,068

Operating expenses:
     Operating costs                                                66,356      115,901
     Selling, general and administrative                            31,373       41,509
     Depreciation and amortization                                   9,830       12,539
                                                                 ---------    ---------

          Operating income                                             462       15,119

Interest expense                                                    (6,896)      (7,582)
Interest income                                                      6,420        5,781
Other gains (losses)                                                 3,328         (458)
                                                                 ---------    ---------

          Income before provision for income taxes                   3,314       12,860

Provision for income taxes                                           1,275        4,244
                                                                 ---------    ---------

          Income before cumulative effect of accounting change       2,039        8,616

Cumulative effect of accounting change, net of taxes                    --       (7,537)
                                                                 ---------    ---------

          Net income                                             $   2,039    $   1,079
                                                                 =========    =========

Income per share:
Income before cumulative effect of accounting change             $    0.06    $    0.27
Cumulative effect of accounting change, net of taxes                    --        (0.24)
                                                                 ---------    ---------
          Net income                                             $    0.06    $    0.03
                                                                 =========    =========

Income per share - assuming dilution:
Income before cumulative effect of accounting change             $    0.06    $    0.27
Cumulative effect of accounting change, net of taxes                    --        (0.24)
                                                                 ---------    ---------
          Net income                                             $    0.06    $    0.03
                                                                 =========    =========


Dividends per share                                              $    0.15    $    0.30
                                                                 =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              March 31,    December 31,
                                     ASSETS                                     1998          1997
                                                                             -----------    ----------
Current assets:
     Cash                                                                    $     9,094    $    8,712
     Trade receivables, less allowance of $4,271 and $4,031, respectively         79,136        82,152
     Inventories                                                                  23,825        23,206
     Other assets                                                                 34,124        37,311
                                                                             -----------    ----------
          Total current assets                                                   146,179       151,381
                                                                             -----------    ----------

Property and equipment, net of accumulated depreciation                          559,372       550,267
Intangible assets, net of accumulated amortization                                83,891        84,419
Investments                                                                       78,639        73,991
Long-term notes and interest receivable                                          236,730       233,112
Other assets                                                                      26,518        24,392
                                                                             -----------    ----------
          Total assets                                                       $ 1,131,329    $1,117,562
                                                                             ===========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                       $     1,125    $       --
     Accounts payable and accrued liabilities                                     99,433       127,694
                                                                             -----------    ----------
          Total current liabilities                                              100,558       127,694
                                                                             -----------    ----------

Long-term debt                                                                   434,531       388,397
Deferred income taxes                                                             33,853        32,579
Other liabilities                                                                 41,642        42,710
Minority interest                                                                  9,750         9,958

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                       --            --
     Common stock, $.01 par value, 150,000 shares authorized,
          32,805 and 32,741 shares issued and outstanding, respectively              328           327
     Additional paid-in capital                                                  500,342       498,504
     Retained earnings                                                            13,948        16,837
     Other stockholders' equity                                                   (3,623)          556
                                                                             -----------    ----------
          Total stockholders' equity                                             510,995       516,224
                                                                             -----------    ----------
          Total liabilities and stockholders' equity                         $ 1,131,329    $1,117,562
                                                                             ===========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                       1998         1997
                                                                     --------    ---------

Cash Flows from Operating Activities:
     Net income                                                      $  2,039    $   1,079
     Amounts to reconcile net income to net cash flows
          used in operating activities:
          Cumulative effect of accounting change, net of taxes             --        7,537
          Depreciation and amortization                                 9,830       12,539
          Deferred income taxes                                         1,275        4,254
          Noncash interest income                                      (6,235)      (5,567)
          Changes in:
               Trade receivables                                        3,016       (9,680)
               Accounts payable and accrued liabilities               (26,692)       1,208
               Other assets and liabilities                            (6,468)     (23,130)
                                                                     --------    ---------
          Net cash flows used in operating activities                 (23,235)     (11,760)
                                                                     --------    ---------

Cash Flows from Investing Activities:
     Purchases of property and equipment                               (8,078)     (13,576)
     Proceeds from sale of property and equipment                       6,004           --
     Purchase of Word Entertainment                                        --     (119,702)
     Investments in, advances to and distributions from affiliates     (9,847)      (1,226)
     Other investing activities                                         3,463       (6,917)
                                                                     --------    ---------
          Net cash flows used in investing activities                  (8,458)    (141,421)
                                                                     --------    ---------

Cash Flows from Financing Activities:
     Repayment of long-term debt                                         (702)     (38,808)
     Proceeds from issuance of long-term debt                             500          420
     Net borrowings under revolving credit agreements                  36,952      195,289
     Proceeds from exercise of stock options                              253          529
     Dividends paid                                                    (4,928)      (9,642)
                                                                     --------    ---------
          Net cash flows provided by financing activities              32,075      147,788
                                                                     --------    ---------

Net change in cash                                                        382       (5,393)
Cash, beginning of period                                               8,712       13,720
                                                                     --------    ---------

Cash, end of period                                                  $  9,094    $   8,327
                                                                     ========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. INCOME PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", during 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options.

The weighted average number of common shares outstanding is calculated as follows for the three months ended March 31:


                                                           1998     1997
                                                          ------   ------

Weighted average shares outstanding                       32,798   32,131
Effect of dilutive stock options                             401      356
                                                          ------   ------

Weighted average shares outstanding - assuming dilution   33,199   32,487
                                                          ======   ======



3.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three months ended March 31, 1998 and 1997.

4.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:



                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                           1998               1997
                                         ---------          ---------
Revenues:
     Hospitality and attractions         $  61,441          $  57,304
     Broadcasting and music                 43,440             44,702
     Cable networks                          3,140             83,062
                                         ---------          ---------
          Total                          $ 108,021          $ 185,068
                                         =========          =========

Depreciation and amortization:
     Hospitality and attractions         $   6,687          $   6,583
     Broadcasting and music                  1,641              1,878
     Cable networks                            441              3,333
     Corporate                               1,061                745
                                         ---------          ---------
          Total                          $   9,830          $  12,539
                                         =========          =========

Operating income:
     Hospitality and attractions         $   3,764          $   1,408
     Broadcasting and music                  5,463              1,939
     Cable networks                         (3,058)            17,603
     Corporate                              (5,707)            (5,831)
                                         ---------          ---------
          Total                          $     462          $  15,119
                                         =========          =========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel in Nashville, Tennessee and other Nashville-based attractions. The broadcasting and music segment includes the Company's television station, radio stations, music publishing business, and Word Entertainment ("Word"), the Company's contemporary Christian music company. The cable networks segment primarily consists of CMT International, a country music video cable network operated in Latin America and the Pacific Rim. CMT International ceased its European operations on March 31, 1998. The Company's unallocated corporate expenses are reported separately.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month periods ended March 31, 1998 and 1997 (amounts in thousands). The Nashville Network ("TNN"), the United States and Canadian operations of Country Music Television ("CMT") and certain other related businesses (collectively, the "Cable Networks Business") formerly owned by the Company were acquired by CBS Corporation (the "CBS Merger") on October 1, 1997. The unaudited selected summary pro forma financial data is presented as if the CBS Merger had occurred on January 1, 1997. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.


                                                                   Three Months Ended March 31,
                                           --------------------------------------------------------------------
                                            Actual                  Actual                Pro Forma
                                             1998          %         1997          %         1997          %
                                           ---------     ------    ---------     ------    ---------     ------
Revenues:
  Hospitality and attractions              $  61,441       56.9    $  57,304       31.0    $  57,304       54.5
  Broadcasting and music                      43,440       40.2       44,702       24.1       44,702       42.5
  Cable networks                               3,140        2.9       83,062       44.9        3,100        3.0
                                           ---------     ------    ---------     ------    ---------     ------
     Total revenues                          108,021      100.0      185,068      100.0      105,106      100.0
                                           ---------     ------    ---------     ------    ---------     ------

Operating expenses:
  Operating costs                             66,356       61.4      115,901       62.6       70,541       67.1
  Selling, general & administrative           31,373       29.1       41,509       22.4       31,461       29.9
  Depreciation and amortization:
    Hospitality and attractions                6,687                   6,583                   6,583
    Broadcasting and music                     1,641                   1,878                   1,878
    Cable networks                               441                   3,333                     521
    Corporate                                  1,061                     745                     745
                                           ---------     ------    ---------     ------    ---------     ------
    Total depreciation and amortization        9,830        9.1       12,539        6.8        9,727        9.3
                                           ---------     ------    ---------     ------    ---------     ------
       Total operating expenses              107,559       99.6      169,949       91.8      111,729      106.3
                                           ---------     ------    ---------     ------    ---------     ------

Operating income:
  Hospitality and attractions                  3,764        6.1        1,408        2.5        1,408        2.5
  Broadcasting and music                       5,463       12.6        1,939        4.3        1,939        4.3
  Cable networks                              (3,058)        --       17,603       21.2       (4,139)        --
  Corporate                                   (5,707)        --       (5,831)        --       (5,831)        --
                                           ---------     ------    ---------     ------    ---------     ------
     Total operating income                $     462        0.4    $  15,119        8.2    $  (6,623)        --
                                           =========     ======    =========     ======    =========     ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues

Total Revenues - Total revenues decreased $77.0 million, or 41.6%, to $108.0 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total revenues would have increased $2.9 million, or 2.8%, during the first three months of 1998. This increase results primarily from increased revenues from the Opryland Hotel, increased revenues from Dallas area television station KTVT, and increased revenues from Word, offset in part by decreased revenues resulting primarily from the June 1997 sale of television station KSTW.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $4.1 million, or 7.2%, to $61.4 million in the first three months of 1998. Opryland Hotel revenues increased $3.8 million, or 7.7%, to $52.6 million in the first three months of 1998 principally because of increases in the occupancy rate and the average guest room rate. The hotel's occupancy rate increased to 78.4% in the first three months of 1998 compared to 78.1% in the first three months of 1997. The hotel sold 196,100 rooms in the first three months of 1998 compared to 191,900 rooms sold in the same period of 1997 reflecting a 2.2% increase over 1997. The hotel's average guest room rate increased to $132.98 in the first three months of 1998 from $124.63 in the first three months of 1997.

Broadcasting and Music - Revenues in the broadcasting and music segment decreased $1.3 million, or 2.8%, to $43.4 million in the first three months of 1998. The decrease was primarily the result of the June 1997 sale of television station KSTW. Excluding the revenues of KSTW from 1997, revenues in the broadcasting and music segment increased $5.6 million, or 14.7%, in the first three months of 1998. This increase results primarily from increased revenues from the Company's Dallas area television station KTVT of $3.8 million related primarily to carriage of the 1998 Winter Olympics and increased revenues from Word of $2.0 million.

Cable Networks - Revenues in the cable networks segment decreased $79.9 million to $3.1 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, revenues in the cable networks segment would have been unchanged during the first three months of 1998 from revenues in the first three months of 1997. CMT International ceased its European operations on March 31, 1998. CMT International subscribers in the Pacific Rim and Latin America totaled 1.8 million at March 31, 1998 compared to
1.3 million subscribers at March 31, 1997.

Operating Expenses

Total Operating Expenses - Total operating expenses decreased $62.4 million, or 36.7%, to $107.6 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating expenses would have decreased $4.2 million, or 3.7%, during the first three months of 1998. Operating costs, as a percentage of revenues, decreased to 61.4% during the first three months of 1998 as compared to 67.1% during the first three months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997. Selling, general and administrative expenses, as a percentage of revenues, decreased to 29.1% in the first three months of 1998 from 29.9% in the first three months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997.

Operating Costs - Operating costs decreased $49.5 million, or 42.7%, to $66.4 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, operating costs would have decreased $4.2 million, or 5.9%, during the first three months of 1998. The decrease was primarily the result of the June 1997 sale of television station KSTW. Excluding the operating costs of KSTW and the Cable Networks Business from 1997, operating costs increased $0.7 million, or 1.1%, in the first three months of 1998. The increase is primarily attributable to increased operating costs in the hospitality and attractions segment of $2.7 million for the first three months of 1997 primarily related to the Opryland Hotel and the recently announced formation of the Opryland Lodging Group. The Opryland Lodging Group was created in 1998 to expand the Company's talent and expertise in the convention hotel industry into other cities located primarily in the southern half of the United States. The operating expenses of Word increased $1.3 million during the first three months of 1998 associated with increased volume levels. These increases were partially offset by decreased operating expenses of $2.7 million during the first three months of 1998 related to the European operations of CMT International, which ceased operations effective March 31, 1998.

Selling, General and Administrative - Selling, general and administrative expenses decreased $10.1 million, or 24.4%, to $31.4 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, selling, general and administrative expenses would have decreased $0.1 million, or 0.3%, during the first three months of 1998. The decrease was primarily the result of the June 1997 sale of television station KSTW. Excluding the selling, general and administrative expenses of KSTW and the Cable Networks Business from 1997, selling, general and administrative expenses increased $2.1 million, or 7.1%, in the first three months of 1998. The increase is primarily attributable to the recognition of a valuation reserve of $1.6 million related to a long-term note receivable from Z Music, Inc. and higher selling, general and administrative expenses related to Word and Blanton Harrell Entertainment, the Company's artist management company, of $1.2 million. In addition, general and administrative expenses at CMT International increased $0.7 million in the first three months of 1998. These increases were partially offset by decreased promotional expenses related to the Company's Nashville-based attractions businesses of $1.0 million in the first three months of 1998. Corporate general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, decreased $0.5 million in the first three months of 1998.

Depreciation and Amortization - Depreciation and amortization decreased $2.7 million, or 21.6%, to $9.8 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, depreciation and amortization would have increased $0.1 million, or 0.1%, during the first three months of 1998.

Operating Income

Total Operating Income - Total operating income decreased $14.7 million to $0.5 million in the first three months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating income would have increased $7.1 million during the first three months of 1998. The $2.4 million increase in operating income in the hospitality and attractions segment for the first three months of 1998 was primarily related to greater operating income generated by the Opryland Hotel. Excluding the operating loss of KSTW during the first three months of 1997, broadcasting and music segment operating income increased $2.9 million during the first three months of 1998 primarily related to greater operating income generated by television station KTVT. Excluding the operating income of the Cable Networks Business from 1997, the operating loss of the cable networks segment decreased $1.1 million in the first three months of 1998 primarily related to lower operating expense levels associated with CMT International's operations.

Interest Expense

Interest expense decreased $0.7 million to $6.9 million in the first three months of 1998. The decrease was attributable to lower average debt levels in the first three months of 1998 as compared to the same period of 1997, due primarily to the financing of the Word acquisition in January 1997. The Company utilized the net proceeds from the sale of KSTW in June 1997 to reduce outstanding indebtedness. The Company's weighted average interest rate on its borrowings was 6.7% in the first three months of 1998 compared to 6.4% in the first three months of 1997.

Interest Income

Interest income increased $0.6 million to $6.4 million in the first three months of 1998. Interest income primarily results from noncash interest income earned on a long-term note receivable.

Other Gains (Losses)

Other gains (losses) for the first three months of 1998 includes nonrecurring gains on sale of investments of $4.0 million.

Income Taxes

The provision for income taxes was $1.3 million for the first three months of 1998 compared to $4.2 million for the first three months of 1997. The effective tax rate on income before provision for income taxes was 38.5% for the first three months of 1998 compared to 33.0% for the first three months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At April 30, 1998, the Company had approximately $152 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates.

The Company currently projects capital expenditures of approximately $45 million for 1998, of which $8.1 million had been spent as of March 31, 1998. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Revolver, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications, certain computer programs will not operate properly when using the two- digits used in date calculations for the year 2000. These computer programs interpret the "00" used in date calculations to represent the year 1900. The Company has assessed its computer systems to determine which computer programs will not operate properly using the year 2000 dates. A plan to correct these programs has been developed and is scheduled to be implemented by the end of 1998. The Company does not expect the year 2000 concerns to have a material adverse effect on its results of operations, financial position or liquidity.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the closing of the Opryland theme park and the development of the Opry Mills retail complex; the ability to integrate the operations of Word into the Company's business; the advertising market in the United States in general and in the Company's local television and radio markets in particular; the perceived attractiveness of Nashville, Tennessee, as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Inapplicable

Part II - Other Information


         Item 1.  LEGAL PROCEEDINGS

                  Inapplicable

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Inapplicable

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Inapplicable

         Item 5.  OTHER INFORMATION

                  Inapplicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits following the Signatures page.
                  (b) No reports on Form 8-K were filed during the quarter ended
                      March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GAYLORD ENTERTAINMENT COMPANY


Date: May 14, 1998                      By:  /s/ Joseph B. Crace
      ---------------------------            -----------------------------------
                                             Joseph B. Crace
                                             Senior Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

 No.     Description
----     -------------------------------------------------------------
10.1     Opry Mills Limited Partnership Agreement, executed as of
         March 31, 1998, by and among Opry Mills, L.L.C., The Mills Limited Partnership, and Opryland Attractions, Inc.

10.2     Contract for a Space Segment Service on the Eutelsat Hotbird
         3 Satellite dated April 25, 1995 by and between British
         Telecommunications plc and Country Music Television, Inc. (including schedules and exhibits material to the understanding of the Agreement)

27       Financial Data Schedule (for SEC use only)