Form 10-Q
period 1998-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 1998-08-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     73-0664379
----------------------------------             ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

          One Gaylord Drive
         Nashville, Tennessee                             37214
-----------------------------------------      -----------------------------
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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                             Outstanding as of July 31, 1998
            -----                             -------------------------------
Common Stock, $.01 par value                          32,808,448 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX



                                                                             PAGE NO.
                                                                             --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended June 30, 1998 and 1997       3

                  Condensed Consolidated Statements of Income -
                        For the Six Months Ended June 30, 1998 and 1997         4

                  Condensed Consolidated Balance Sheets -
                       June 30, 1998 and December 31, 1997                      5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Six Months Ended June 30, 1998 and 1997          6

                  Notes to Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk   18

Part II - Other Information

         Item 1.  Legal Proceedings                                            19

         Item 2.  Changes in Securities and Use of Proceeds                    19

         Item 3.  Defaults Upon Senior Securities                              19

         Item 4.  Submission of Matters to a Vote of Security Holders          19

         Item 5.  Other Information                                            19

         Item 6.  Exhibits and Reports on Form 8-K                             19


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1998             1997
                                                            ----             ----
Revenues                                                   $126,963        $249,736

Operating expenses:
     Operating costs                                         73,431         143,735
     Selling, general and administrative                     29,922          45,952
     Depreciation and amortization                           10,600          15,707
                                                           --------        --------
          Operating income                                   13,010          44,342

Interest expense                                             (7,661)         (7,342)
Interest income                                               6,524           5,933
Other gains (losses)                                             34         143,067
                                                           --------        --------
          Income before provision for income taxes           11,907         186,000

Provision for income taxes                                    4,585          64,068
                                                           --------        --------
          Net income                                       $  7,322        $121,932
                                                           ========        ========

Net income per share                                       $   0.22        $   3.79
                                                           ========        ========

Net income per share - assuming dilution                   $   0.22        $   3.75
                                                           ========        ========

Dividends per share                                        $   0.15        $   0.30
                                                           ========        ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1998       1997
                                                                     ----       ----
Revenues                                                          $ 234,984   $ 434,804

Operating expenses:
     Operating costs                                                139,787     259,636
     Selling, general and administrative                             61,295      87,461
     Depreciation and amortization                                   20,430      28,246
                                                                  ---------   ---------
       Operating income                                              13,472      59,461

Interest expense                                                    (14,557)    (14,924)
Interest income                                                      12,944      11,714
Other gains (losses)                                                  3,362     142,609
                                                                  ---------   ---------
       Income before provision for income taxes                      15,221     198,860

Provision for income taxes                                            5,860      68,312
                                                                  ---------   ---------
       Income before cumulative effect of accounting change           9,361     130,548

Cumulative effect of accounting change, net of taxes                     --      (7,537)
                                                                  ---------   ---------
       Net income                                                 $   9,361   $ 123,011
                                                                  =========   =========
Income per share:
Income before cumulative effect of accounting change              $    0.29   $    4.06
Cumulative effect of accounting change, net of taxes                     --       (0.23)
                                                                  ---------   ---------
       Net income                                                 $    0.29   $    3.83
                                                                  =========   =========
Income per share - assuming dilution:
Income before cumulative effect of accounting change              $    0.28   $    4.02
Cumulative effect of accounting change, net of taxes                     --       (0.23)
                                                                  ---------   ---------
       Net income                                                 $    0.28   $    3.79
                                                                  =========   =========

Dividends per share                                               $    0.30   $    0.60
                                                                  =========   =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                June 30,      December 31,
                                                                                 1998            1997
                                                                                 -----           ----
                                         ASSETS
 Current assets:
     Cash                                                                     $    10,104     $     8,712
     Trade receivables, less allowance of $4,748 and $4,031, respectively          87,978          82,152
     Inventories                                                                   21,954          23,206
     Other assets                                                                  35,976          37,311
                                                                              -----------     -----------
          Total current assets                                                    156,012         151,381
                                                                              -----------     -----------

Property and equipment, net of accumulated depreciation                           577,692         550,267
Intangible assets, net of accumulated amortization                                 98,092          84,419
Investments                                                                        77,298          73,991
Long-term notes and interest receivable                                           219,849         233,112
Other assets                                                                       27,687          24,392
                                                                              -----------     -----------
          Total assets                                                        $ 1,156,630     $ 1,117,562
                                                                              ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $     1,125     $        --
     Accounts payable and accrued liabilities                                     101,084         127,694
                                                                              -----------     -----------
          Total current liabilities                                               102,209         127,694
                                                                              -----------     -----------

Long-term debt                                                                    462,142         388,397
Deferred income taxes                                                              32,964          32,579
Other liabilities                                                                  32,399          42,710
Minority interest                                                                  12,196           9,958

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                        --              --
     Common stock, $.01 par value, 150,000 shares authorized,
          32,807 and 32,741 shares issued and outstanding, respectively               328             327
     Additional paid-in capital                                                   500,394         498,504
     Retained earnings                                                             16,349          16,837
     Other stockholders' equity                                                    (2,351)            556
                                                                              -----------     -----------
          Total stockholders' equity                                              514,720         516,224
                                                                              -----------     -----------
          Total liabilities and stockholders' equity                          $ 1,156,630     $ 1,117,562
                                                                              ===========     ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                               1998          1997
                                                                               ----          ----
Cash Flows from Operating Activities:
  Net income                                                                $   9,361     $ 123,011
  Amounts to reconcile net income to net cash flows
     provided by (used in) operating activities:
     Cumulative effect of accounting change, net of taxes                          --         7,537
     Gain on sale of investments                                              (19,155)           --
     Write-off of Z Music note receivable                                      23,616            --
     Gain on sale of television station                                            --      (144,259)
     Depreciation and amortization                                             20,430        28,246
     Deferred income taxes                                                        387        (1,927)
     Noncash interest income                                                  (12,470)      (11,135)
     Changes in:
         Trade receivables                                                     (5,351)      (21,096)
         Accounts payable and accrued liabilities                             (25,519)         (168)
         Income taxes payable                                                    (222)       70,325
         Other assets and liabilities                                         (10,176)      (18,723)
                                                                            ---------     ---------
     Net cash flows provided by (used in) operating activities                (19,099)       31,811
                                                                            ---------     ---------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                        (21,279)      (23,429)
   Acquisition of businesses, net of cash acquired                            (22,462)       (6,525)
   Proceeds from sale of property and equipment                                 6,113            --
   Proceeds from sale of investments                                           20,130            --
   Purchase of Word Entertainment                                                  --      (119,901)
   Proceeds from sale of television station, net of direct selling costs           --       156,301
   Investments in, advances to and distributions from affiliates               (9,691)       (9,027)
   Other investing activities                                                  (4,376)       (1,656)
                                                                            ---------     ---------
     Net cash flows used in investing activities                              (31,565)       (4,237)
                                                                            ---------     ---------
Cash Flows from Financing Activities:
   Repayment of long-term debt                                                   (984)      (38,531)
   Proceeds from issuance of long-term debt                                       500           420
   Net borrowings under revolving credit agreements                            62,095        28,666
   Proceeds from exercise of stock options                                        294           529
   Dividends paid                                                              (9,849)      (19,283)
                                                                            ---------     ---------
     Net cash flows provided by (used in) financing activities                 52,056       (28,199)
                                                                            ---------     ---------
Net change in cash                                                              1,392          (625)
Cash, beginning of period                                                       8,712        13,720
                                                                            ---------     ---------
Cash, end of period                                                         $  10,104     $  13,095
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

1.  BASIS OF PRESENTATION:

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

2. INCOME PER SHARE:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," during 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options.

The weighted average number of common shares outstanding is calculated as follows:

                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                    --------------------------- -------------------------
                                       1998        1997          1998        1997
                                       ----        ----          ----        ----
Weighted average shares outstanding    32,806      32,136       32,802      32,134
Effect of dilutive stock options          448         344          425         349
                                       ------    --------      -------    --------

Weighted average shares outstanding -
     assuming dilution                 33,254      32,480       33,227      32,483
                                      =======    ========      =======    ========


3.  COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three month and six month periods ended June 30, 1998 and 1997.

4.  OTHER GAINS (LOSSES):

During the three months ended June 30, 1998, the Company sold its investment in the Texas Rangers Baseball Club, Ltd. for $15,109 in cash and recognized a gain of the same amount.

The Company recorded a gain of $8,538 during the three months ended June 30, 1998 primarily related to the settlement of contingencies from the sale of television stations KHTV in Houston and KSTW in Seattle.

The Company recognized a loss of $23,616 during the three months ended June 30, 1998 related to the write-off of a note receivable from Z Music, Inc. The Company is foreclosing on the note receivable and expects to take a controlling interest in the assets of Z Music, Inc. The Company is restructuring the operations of Z Music, Inc., including changing the mode of transmission from an analog to a digital signal, to reduce operating expenses.

5.  SUBSEQUENT EVENT:

The Company expects to receive approximately $370,000 as a result of the acquisition of Charter Communications by Marcus Cable Company, L.P., a company controlled by investor Paul G. Allen. The estimated proceeds of $370,000 include $240,000 as prepayment in full of the Company's promissory note from an affiliate of Charter Communications and $130,000 representing the value of contractual participation rights. The note and participation rights were received by the Company in connection with the sale of the Company's cable television systems to Charter Communications in 1995. The transaction will result in a pretax gain of approximately $145,000 and is expected to close in the fourth quarter of 1998. The proceeds will be used to reduce outstanding indebtedness under the Company's revolving line of credit.

6.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                  THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                  --------------------------   -------------------------
                                       1998          1997         1998           1997
                                       ----          ----         ----           ----
Revenues:
     Hospitality and attractions    $  75,599     $  97,352     $ 137,040     $ 154,656
     Broadcasting and music            50,455        51,760        93,895        96,462
     Cable networks                       909       100,624         4,049       183,686
                                    ---------     ---------     ---------     ---------
          Total                     $ 126,963     $ 249,736     $ 234,984     $ 434,804
                                    =========     =========     =========     =========
Depreciation and amortization:
     Hospitality and attractions    $   7,043     $   9,212     $  13,730     $  15,795
     Broadcasting and music             1,948         1,815         3,589         3,693
     Cable networks                       443         3,739           884         7,072
     Corporate                          1,166           941         2,227         1,686
                                    ---------     ---------     ---------     ---------
          Total                     $  10,600     $  15,707     $  20,430     $  28,246
                                    =========     =========     =========     =========
Operating income:
     Hospitality and attractions    $  14,421     $  14,911     $  18,185     $  16,319
     Broadcasting and music             7,233         8,644        12,696        10,583
     Cable networks                    (2,613)       27,674        (5,671)       45,277
     Corporate                         (6,031)       (6,887)      (11,738)      (12,718)
                                    ---------     ---------     ---------     ---------
          Total                     $  13,010     $  44,342     $  13,472     $  59,461
                                    =========     =========     =========     =========


ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel in Nashville, Tennessee and the Company's Nashville-based attractions. The broadcasting and music segment includes the Company's television station, radio stations, music publishing business, and Word Entertainment ("Word"), the Company's contemporary Christian music company. The cable networks segment primarily consists of CMT International, a country music video cable network operated in Latin America and the Pacific Rim. CMT International ceased its European operations on March 31, 1998. The Company's unallocated corporate expenses are reported separately.

RESULTS OF OPERATIONS

The following tables contain unaudited selected summary financial data for the three month and six month periods ended June 30, 1998 and 1997 (amounts in thousands). The Nashville Network ("TNN"), the United States and Canadian operations of Country Music Television ("CMT") and certain other related businesses (collectively, the "Cable Networks Business") formerly owned by the Company were acquired by CBS Corporation (the "CBS Merger") on October 1, 1997. The unaudited selected summary pro forma financial data is presented as if the CBS Merger had occurred on January 1, 1997. The tables also show the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                                     Three Months Ended
                                                                          June 30,
                                           --------------------------------------------------------------------
                                              Actual                Actual                Pro Forma
                                               1998        %         1997          %        1997           %
                                               ----       ---        ----         ---       ----          ---
Revenues:
  Hospitality and attractions               $  75,599       59.5   $  97,352        39.0   $  97,352        64.2
  Broadcasting and music                       50,455       39.8      51,760        20.7      51,760        34.1
  Cable networks                                  909        0.7     100,624        40.3       2,539         1.7
                                            ---------    -------   ---------     -------   ---------     -------
     Total revenues                           126,963      100.0     249,736       100.0     151,651       100.0
                                            ---------    -------   ---------     -------   ---------     -------

Operating expenses:
  Operating costs                              73,431       57.8     143,735        57.6      89,896        59.3
  Selling, general & administrative            29,922       23.6      45,952        18.4      36,304        23.9
  Depreciation and amortization:
    Hospitality and attractions                 7,043                  9,212                   9,212
    Broadcasting and music                      1,948                  1,815                   1,815
    Cable networks                                443                  3,739                     534
    Corporate                                   1,166                    941                     941
                                            ---------    -------   ---------     -------   ---------     -------
    Total depreciation and amortization        10,600        8.4      15,707         6.2      12,502         8.3
                                            ---------    -------   ---------     -------   ---------     -------
       Total operating expenses               113,953       89.8     205,394        82.2     138,702        91.5
                                            ---------    -------   ---------     -------   ---------     -------

Operating income (loss):
  Hospitality and attractions                  14,421       19.1      14,911        15.3      14,911        15.3
  Broadcasting and music                        7,233       14.3       8,644        16.7       8,644        16.7
  Cable networks                               (2,613)       --       27,674        27.5      (3,719)        --
  Corporate                                    (6,031)       --       (6,887)       --        (6,887)        --
                                            ---------    -------   ---------     -------   ---------     -------
     Total operating income                 $  13,010       10.2   $  44,342        17.8   $  12,949         8.5
                                            =========    =======   =========     =======   =========     =======

                                                                    Six Months Ended
                                                                        June 30,
                                           ----------------------------------------------------------------
                                             Actual                Actual                Pro Forma
                                              1998          %       1997          %        1997         %
                                              ----         ---      ----         ---       ----        ---
Revenues:
  Hospitality and attractions              $ 137,040       58.3  $ 154,656        35.6  $ 154,656      60.2
  Broadcasting and music                      93,895       40.0     96,462        22.2     96,462      37.6
  Cable networks                               4,049        1.7    183,686        42.2      5,639       2.2
                                           ---------     ------  ---------     -------  ---------   -------
     Total revenues                          234,984      100.0    434,804       100.0    256,757     100.0
                                           ---------     ------  ---------     -------  ---------   -------
Operating expenses:
  Operating costs                            139,787       59.5    259,636        59.7    160,437      62.5
  Selling, general & administrative           61,295       26.1     87,461        20.1     67,765      26.4
  Depreciation and amortization:
    Hospitality and attractions               13,730                15,795                 15,795
    Broadcasting and music                     3,589                 3,693                  3,693
    Cable networks                               884                 7,072                  1,055
    Corporate                                  2,227                 1,686                  1,686
                                           ---------     ------  ---------     -------   --------   -------
    Total depreciation and amortization       20,430        8.7     28,246         6.5     22,229       8.6
                                           ---------     ------  ---------     -------   --------   -------
       Total operating expenses              221,512       94.3    375,343        86.3    250,431      97.5
                                           ---------     ------  ---------     -------   --------   -------
Operating income (loss):
  Hospitality and attractions                 18,185       13.3     16,319        10.6     16,319      10.6
  Broadcasting and music                      12,696       13.5     10,583        11.0     10,583      11.0
  Cable networks                              (5,671)       --      45,277        24.6     (7,858)      --
  Corporate                                  (11,738)       --     (12,718)        --     (12,718)      --
                                           ---------     ------  ---------     -------   --------   -------
     Total operating income                $  13,472        5.7  $  59,461        13.7   $  6,326       2.5
                                           =========     ======  =========     =======   ========   =======

PERIODS ENDED JUNE 30, 1998 COMPARED TO PERIODS ENDED JUNE 30, 1997

Revenues

Total Revenues - Total revenues decreased $122.8 million, or 49.2%, to $127.0 million in the second quarter of 1998, and decreased $199.8 million, or 46.0%, to $235.0 million for the first six months of 1998 primarily due to the effect of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total revenues would have decreased $24.7 million, or 16.3%, during the second quarter of 1998, and would have decreased $21.8 million, or 8.5%, for the first six months of 1998. The decrease is primarily attributable to the closing of the Opryland theme park at the end of the 1997 operating season and the sale of television station KSTW in June 1997. Excluding the total revenues of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, total revenues increased $1.7 million, or 1.4%, in the second quarter of 1998, and increased $12.5 million, or 5.6%, in the first six months of 1998.

Hospitality and Attractions - Revenues in the hospitality and attractions segment decreased $21.8 million, or 22.3%, to $75.6 million in the second quarter of 1998, and decreased $17.6 million, or 11.4%, to $137.0 million for the first six months of 1998. The decreases are primarily due to the closing of the Opryland theme park at the end of the 1997 operating season. Excluding the revenues of the Opryland theme park from 1997, revenues in the hospitality and attractions segment decreased $0.7 million, or 1.0%, in the second quarter of 1998, and increased $4.4 million, or 3.3%, for the first six months of 1998. The increase for the first six months of 1998 relates primarily to increased revenues from the Company's investment in the Oklahoma City Redhawks baseball team of $3.7 million and consulting and other services fee revenues related to the Opry Mills partnership of $2.5 million. This increase is partially offset by a decrease in Opryland Hotel revenues of $2.5 million, or 2.4%, to $105.5 million in the first six months of 1998 principally because of reduced revenues from convention groups and a slowdown in the tourism market. The hotel's occupancy rate decreased to 76.3% in the first six months of 1998 compared to 82.2% in the first six months of 1997. The hotel sold 383,900 rooms in the first six months of 1998 compared to 408,900 rooms sold in the same period of 1997, reflecting a 6.1% decrease from 1997. The hotel's average guest room rate increased to $139.17 in the first six months of 1998 from $131.36 in the first six months of 1997. The hotel's occupancy rate is anticipated to be 80-81% for the year ended December 31, 1998, which is below the historical average rate but considerably above the industry average rate. Because the operations of the Opryland Hotel are significant to the Company's overall results, diluted earnings per share for the year ended December 31, 1998 are anticipated to be within the range of $0.85 to $0.90 per share, excluding the Charter Transaction gain, if any. See "Recent Developments -- Charter Transaction"

Broadcasting and Music - Revenues in the broadcasting and music segment decreased $1.3 million, or 2.5%, to $50.5 million in the second quarter of 1998, and decreased $2.6 million, or 2.7%, to $93.9 million for the first six months of 1998. The decreases are primarily the result of the June 1997 sale of television station KSTW. Excluding the revenues of KSTW from 1997, revenues in the broadcasting and music segment increased $4.1 million, or 8.8%, in the second quarter of 1998, and increased $9.7 million, or 11.5%, for the first six months of 1998. The increase for the first six months of 1998 results primarily from increased revenues from Word of $6.6 million and increased revenues from the Company's Dallas area television station KTVT of $3.5 million related primarily to carriage of the 1998 Winter Olympics.

Cable Networks - Revenues in the cable networks segment decreased $99.7 million to $0.9 million for the second quarter of 1998, and decreased $179.6 million to $4.0 million in the first six months of 1998 due to the effects of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, revenues in the cable networks segment would have decreased $1.6 million for the second quarter and first six months of 1998. The decreases are the result of CMT International ceasing its European operations effective March 31, 1998.

Operating Expenses

Total Operating Expenses - Total operating expenses decreased $91.4 million, or 44.5%, to $114.0 million in the second quarter of 1998, and decreased $153.8 million, or 41.0%, to $221.5 million for the first six months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating expenses would have decreased $24.7 million, or 17.8%, during the second quarter of 1998, and would have decreased $28.9 million, or 11.5%, for the first six months of 1998. Operating costs, as a percentage of revenues, decreased to 59.5% during the first six months of 1998 as compared to 62.5% during the first six months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997. Selling, general and administrative expenses, as a percentage of revenues, decreased to 26.1% in the first six months of 1998 from 26.4% in the first six months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997.

Operating Costs - Operating costs decreased $70.3 million, or 48.9%, to $73.4 million in the second quarter of 1998, and decreased $119.8 million, or 46.2%, to $139.8 million for the first six months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, operating costs would have decreased $16.5 million, or 18.3%, during the second quarter of 1998, and would have decreased $20.7 million, or 12.9%, for the first six months of 1998. The decreases are primarily the result of the December 1997 closing of the Opryland theme park and the June 1997 sale of television station KSTW. Excluding the operating costs of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, operating costs decreased $1.1 million, or 1.4%, in the second quarter of 1998, and increased $0.5 million, or 0.4%, for the first six months of 1998. The increase for the first six months of 1998 is primarily attributable to increased operating costs of Word of $3.8 million related to increased sales volume levels and the operating costs of the newly-opened Wildhorse Saloon in Orlando, Florida of $1.0 million. Additionally, operating costs increased $1.0 million for the first six months of 1998 related to the Opryland Lodging Group. The Opryland Lodging Group was formed in 1998 to take advantage of the Company's talent and expertise in the convention hotel industry and expand the Opryland Hotel concept into other cities. These increases were partially offset during the first six months of 1998 by decreased operating expenses of $5.3 million related to the European operations of CMT International, which ceased operations effective March 31, 1998, and decreased operating costs at the Opryland Hotel of $1.3 million.

Selling, General and Administrative - Selling, general and administrative expenses decreased $16.0 million, or 34.9%, to $29.9 million in the second quarter of 1998, and decreased $26.2 million, or 29.9%, to $61.3 million in the first six months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, selling, general and administrative expenses would have decreased $6.4 million, or 17.6%, during the second quarter of 1998, and would have decreased $6.5 million, or 9.5%, for the first six months of 1998. The decreases are primarily the result of the closing of the Opryland theme park at the end of the 1997 operating season and the June 1997 sale of television station KSTW. Excluding the selling, general and administrative expenses of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, selling, general and administrative expenses increased $1.6 million, or 5.6%, in the second quarter of 1998, and increased $4.3 million, or 7.5%, in the first six months of 1998. The increase for the first six months of 1998 is primarily attributable to higher selling, general and administrative expenses of Word and Blanton Harrell Entertainment, an artist management company, of $2.8 million and the recognition of a valuation reserve of $2.7 million related to a long-term note receivable from Z Music, Inc. prior to the write-off of the note receivable as discussed below. Corporate general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, decreased $1.3 million in the first six months of 1998.

Depreciation and Amortization - Depreciation and amortization decreased $5.1 million, or 32.5%, to $10.6 million in the second quarter of 1998, and decreased $7.8 million, or 27.7%, to $20.4 million in the first six months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, depreciation and amortization would have decreased $1.9 million, or 15.2%, during the second quarter of 1998, and would have decreased $1.8 million, or 8.1%, for the first six months of 1998. The decreases are primarily related to the closing of the Opryland theme park at the end of the 1997 operating season and the June 1997 sale of television station KSTW. Excluding the depreciation and amortization of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, depreciation and amortization increased $0.7 million, or 7.0%, in the second quarter of 1998, and increased $1.2 million, or 6.4%, in the first six months of 1998.

Operating Income

Total Operating Income - Total operating income decreased $31.3 million to $13.0 million in the second quarter of 1998, and decreased $46.0 million to $13.5 million in the first six months of 1998 primarily due to the effects of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating income would have increased $0.1 million in the second quarter of 1998, and would have increased $7.1 million during the first six months of 1998. Excluding the operating loss of the Opryland theme park during the first six months of 1997, hospitality and attractions segment operating income increased $0.8 million for the first six months of 1998. Excluding the operating income of KSTW during the first six months of 1997, broadcasting and music segment operating income increased $2.5 million during the first six months of 1998 primarily related to greater operating income generated by television station KTVT. Excluding the operating income of the Cable Networks Business from 1997, the operating loss of the cable networks segment decreased $2.2 million in the first six months of 1998 primarily as a result of CMT International ceasing its European operations effective March 31, 1998.

Interest Expense

Interest expense increased $0.3 million to $7.7 million in the second quarter of 1998, and decreased $0.4 million to $14.6 million for the first six months of 1998. The decrease for the first six months of 1998 is attributable to lower average debt levels as compared to the same period of 1997, due primarily to the financing of the Word acquisition in January 1997. The Company utilized the net proceeds from the sale of KSTW in June 1997 to reduce outstanding indebtedness. The Company's weighted average interest rate on its borrowings was 6.7% in the first six months of 1998 compared to 6.5% in the first six months of 1997.

Interest Income

Interest income increased $0.6 million to $6.5 million in the second quarter of 1998, and increased $1.2 million to $12.9 million for the first six months of 1998. Interest income primarily results from noncash interest income earned on a long-term note receivable. See "Recent Developments -- Charter Transaction"

Other Gains (Losses)

During the second quarter of 1998, the Company sold its investment in the Texas Rangers Baseball Club, Ltd. for $15.1 million in cash and recognized a gain of the same amount. In addition, the Company recorded a gain of $8.5 million during the second quarter of 1998 primarily related to the settlement of contingencies from the sale of television stations KHTV in Houston and KSTW in Seattle.

During the second quarter of 1998, the Company recognized a loss of $23.6 million related to the write-off of a note receivable from Z Music, Inc. The Company is foreclosing on the note receivable and expects to take a controlling interest in the assets of Z Music, Inc. The Company is restructuring the operations of Z Music, Inc., including changing the mode of transmission from an analog to a digital signal, to reduce operating expenses.

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income.

Income Taxes

The provision for income taxes was $4.6 million for the second quarter of 1998 and $5.9 million for the first six months of 1998 compared to $64.1 million for the second quarter of 1997 and $68.3 million for the first six months of 1997. The effective tax rate on income before provision for income taxes was 38.5% for the first six months of 1998 compared to 34.4% for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At July 31, 1998, the Company had approximately $133 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. The proceeds to the Company from the Charter Transaction will be used to reduce outstanding indebtedness under the Revolver. See "Recent Developments -- Charter Transaction"

The Company currently projects capital expenditures of approximately $45 million for 1998, of which $21.3 million had been spent as of June 30, 1998. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Revolver, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications, certain computer programs will not operate properly when using the two-digits used in date calculations for the year 2000. These computer programs interpret the "00" used in date calculations to represent the year 1900. The Company has assessed its computer systems to determine which computer programs will not operate properly using the year 2000 dates. A plan to correct these programs has been developed and is scheduled to be completed in the first and second quarters of 1999. The Company does not expect the year 2000 concerns to have a material adverse effect on its results of operations, financial position or liquidity.

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

RECENT DEVELOPMENTS

Charter Transaction

In July 1998, Marcus Cable Company L.P., a company controlled by investor Paul
G. Allen, announced the acquisition of Charter Communications for approximately $4.5 billion (the "Charter Transaction"). The Company expects to receive approximately $370 million as a result of the Charter Transaction. The estimated proceeds of $370 million include $240 million as prepayment in full of the Company's promissory note from an affiliate of Charter Communications and $130 million representing the value of contractual participation rights. The note and participation rights were received by the Company in connection with the sale of its cable television systems to Charter Communications in 1995. The transaction will result in a pretax gain of approximately $145 million and is expected to close in the fourth quarter of 1998.

Pandora Acquisition

In July 1998, the Company purchased Pandora Investments, S.A., a Luxembourg based company, which acquires, distributes and produces theatrical feature film and television programming for the international market, for approximately $16 million in cash.

Opryland Hotel - Florida

During the third quarter of 1998, the Company announced plans to develop a 1,400-room hotel and convention center in Osceola County, Florida. The project is anticipated to cost in excess of $300 million, and the Company has announced its intention to seek financial partners. The hotel and convention center, which will be called Opryland Hotel - Florida, is the first project of the Company's new Opryland Lodging Group and is anticipated to open in the first quarter of 2002.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the development of the Opry Mills retail complex; the ability to integrate acquired operations into the Company's businesses; the ability of the Opryland Lodging Group to successfully develop hotel properties in other markets; the advertising market in the United States in general and in the Company's Dallas television and Nashville radio markets in particular; the perceived attractiveness of Nashville, Tennessee, and the Company's properties as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; and consolidation in the broadcasting and cable distribution industries.


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

                  Inapplicable

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 8, 1998 (the "Annual Meeting"). At the Annual Meeting the stockholders of the Company voted to elect two Class I Directors, Edward L. Gaylord and Joe M. Rodgers, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                    Withheld/
                  Nominee                       For                 Abstained
                  -------                       ---                 ---------
                  Edward L. Gaylord           29,069,143            1,172,944
                  Joe M. Rodgers              29,093,412            1,148,675

                  The stockholders of the Company also voted to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the Company in 1998. A total of 30,221,229 votes were cast for such proposal, 7,003 votes were cast against such proposal, and 13,855 votes abstained with respect to such proposal.

         Item 5.  OTHER INFORMATION

                  A proposal submitted by a stockholder in accordance with applicable rules and regulations for presentation at the Company's Annual Meeting of Stockholders in 1999 and received at the Company's executive offices no later than December 2, 1998 will be considered for inclusion in the Company's Proxy Statement and form of proxy relating to such annual meeting. For other proposals of stockholders to be timely (but not considered for inclusion in the Company's Proxy Statement), a stockholder's notice should be delivered to or mailed and received at the principal executive offices of the Company no later than March 9, 1999 and should otherwise comply with the advance notice provisions of the Company's by-laws.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits following the Signatures page.
                  (b) No reports on Form 8-K were filed during the quarter ended
                      June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GAYLORD ENTERTAINMENT COMPANY


Date: August 14, 1998                 By:  /s/ Joseph B. Crace
     -------------------------            ------------------------------------
                                          Joseph B. Crace
                                          Senior Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


27       Financial Data Schedule (for SEC use only)