Form 10-Q
period 1998-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 1998-11-13
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission file number 1-13079

                         GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            73-0664379
----------------------------------------                  -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

      One Gaylord Drive
    Nashville, Tennessee                                         37214
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)


                                 (615) 316-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      ----        ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                               Outstanding as of October 31, 1998
          -----                               ----------------------------------
Common Stock, $.01 par value                           32,808,448 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX



                                                                                                           PAGE NO.
                                                                                                           --------

Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                       For the Three Months Ended September 30, 1998 and 1997                                3

                  Condensed Consolidated Statements of Income -
                       For the Nine Months Ended September 30, 1998 and 1997                                 4

                  Condensed Consolidated Balance Sheets -
                       September 30, 1998 and December 31, 1997                                              5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 1998 and 1997                                 6

                  Notes to Condensed Consolidated Financial Statements                                       7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                19


Part II - Other Information

         Item 1.  Legal Proceedings                                                                         20

         Item 2.  Changes in Securities and Use of Proceeds                                                 20

         Item 3.  Defaults Upon Senior Securities                                                           20

         Item 4.  Submission of Matters to a Vote of Security Holders                                       20

         Item 5.  Other Information                                                                         20

         Item 6.  Exhibits and Reports on Form 8-K                                                          20

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     1998               1997
                                                                  ---------          ---------
Revenues                                                          $ 134,904          $ 245,481

Operating expenses:
     Operating costs                                                 81,163            159,044
     Selling, general and administrative                             31,168             43,732
     Merger costs                                                        --             22,645
     Restructuring charge                                                --             13,654
     Depreciation and amortization                                   11,171             14,460
                                                                  ---------          ---------

          Operating income (loss)                                    11,402             (8,054)

Interest expense                                                     (8,116)            (5,809)
Interest income                                                       6,519              5,847
Other gains (losses)                                                  1,811             (1,399)
                                                                  ---------          ---------

          Income (loss) before provision for income taxes            11,616             (9,415)

Provision (benefit) for income taxes                                  4,473            (51,731)
                                                                  ---------          ---------
          Net income                                              $   7,143          $  42,316
                                                                  =========          =========
Net income per share                                              $    0.22          $    1.30
                                                                  =========          =========
Net income per share - assuming dilution                          $    0.22          $    1.30
                                                                  =========          =========
Dividends per share                                               $    0.15          $    0.30
                                                                  =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     1998               1997
                                                                  ---------          ---------
Revenues                                                          $ 369,888          $ 680,285

Operating expenses:
     Operating costs                                                220,950            418,680
     Selling, general and administrative                             92,463            131,193
     Merger costs                                                        --             22,645
     Restructuring charge                                                --             13,654
     Depreciation and amortization                                   31,601             42,706
                                                                  ---------          ---------

          Operating income                                           24,874             51,407

Interest expense                                                    (22,673)           (20,733)
Interest income                                                      19,463             17,561
Other gains (losses)                                                  5,173            141,210
                                                                  ---------          ---------

          Income before provision for income taxes                   26,837            189,445

Provision for income taxes                                           10,333             16,581
                                                                  ---------          ---------

          Income before cumulative effect of accounting change       16,504            172,864

Cumulative effect of accounting change, net of taxes                     --             (7,537)
                                                                  ---------          ---------

          Net income                                              $  16,504          $ 165,327
                                                                  =========          =========

Income per share:
Income before cumulative effect of accounting change              $    0.50          $    5.36
Cumulative effect of accounting change, net of taxes                     --              (0.23)
                                                                  ---------          ---------
          Net income                                              $    0.50          $    5.13
                                                                  =========          =========

Income per share - assuming dilution:
Income before cumulative effect of accounting change              $    0.50          $    5.31
Cumulative effect of accounting change, net of taxes                     --              (0.23)
                                                                  ---------          ---------
          Net income                                              $    0.50          $    5.08
                                                                  =========          =========
Dividends per share                                               $    0.45          $    0.90
                                                                  =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Sept. 30,            Dec. 31,
                                                                                       1998                1997
                                                                                   -----------          ----------
                                     ASSETS
Current assets:
     Cash                                                                          $    13,909          $    8,712
     Trade receivables, less allowance of $5,160 and $4,031, respectively               97,455              82,152
     Inventories                                                                        25,458              23,206
     Other assets                                                                       40,429              37,311
                                                                                   -----------          ----------
          Total current assets                                                         177,251             151,381
                                                                                   -----------          ----------
Property and equipment, net of accumulated depreciation                                583,301             550,267
Intangible assets, net of accumulated amortization                                      98,553              84,419
Investments                                                                             77,309              73,991
Long-term notes and interest receivable                                                225,949             233,112
Other assets                                                                            51,386              24,392
                                                                                   -----------          ----------
          Total assets                                                             $ 1,213,749          $1,117,562
                                                                                   ===========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                             $     1,125          $       --
     Accounts payable and accrued liabilities                                          115,186             127,694
                                                                                   -----------          ----------
          Total current liabilities                                                    116,311             127,694
                                                                                   -----------          ----------

Long-term debt                                                                         500,839             388,397
Deferred income taxes                                                                   34,627              32,579
Other liabilities                                                                       32,289              42,710
Minority interest                                                                       12,660               9,958

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                             --                  --
     Common stock, $.01 par value, 150,000 shares authorized,
          32,808 and 32,741 shares issued and outstanding, respectively                    328                 327
     Additional paid-in capital                                                        500,434             498,504
     Retained earnings                                                                  18,571              16,837
     Other stockholders' equity                                                         (2,310)                556
                                                                                   -----------          ----------
          Total stockholders' equity                                                   517,023             516,224
                                                                                   -----------          ----------
          Total liabilities and stockholders' equity                               $ 1,213,749          $1,117,562
                                                                                   ===========          ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                     1998               1997
                                                                                   --------          ---------
Cash Flows from Operating Activities:
     Net income                                                                    $ 16,504          $ 165,327
     Amounts to reconcile net income to net cash flows
          provided by (used in) operating activities:
          Cumulative effect of accounting change, net of taxes                           --              7,537
          Gain on sale of investments                                               (20,118)                --
          Write-off of Z Music note receivable                                       23,616                 --
          Gain on sale of television station                                             --           (144,259)
          Write-down of television program rights                                        --             11,740
          Depreciation and amortization                                              31,601             42,706
          Deferred income taxes                                                       2,050            (70,919)
          Noncash interest income                                                   (18,705)           (16,701)
          Changes in:
               Trade receivables                                                     (7,511)           (14,948)
               Accounts payable and accrued liabilities                             (21,305)            42,962
               Other assets and liabilities                                         (14,707)            (7,151)
                                                                                   --------          ---------
          Net cash flows provided by (used in) operating activities                  (8,575)            16,294
                                                                                   --------          ---------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                            (35,941)           (36,188)
     Acquisition of businesses, net of cash acquired                                (31,891)            (6,525)
     Proceeds from sale of property and equipment                                     6,152                 17
     Proceeds from sale of investments                                               20,130                 --
     Purchase of Word Entertainment                                                      --           (120,017)
     Proceeds from sale of television station, net of direct selling costs               --            155,469
     Investments in, advances to and distributions from affiliates                  (10,539)           (10,150)
     Other investing activities                                                     (10,947)            (8,496)
                                                                                   --------          ---------
          Net cash flows used in investing activities                               (63,036)           (25,890)
                                                                                   --------          ---------

Cash Flows from Financing Activities:
     Repayment of long-term debt                                                     (4,413)          (149,762)
     Proceeds from issuance of long-term debt                                           500                420
     Net borrowings under revolving credit agreements                                95,159            176,169
     Proceeds from exercise of stock options                                            332             11,467
     Purchase of treasury stock                                                          --             (1,709)
     Dividends paid                                                                 (14,770)           (29,017)
                                                                                   --------          ---------
          Net cash flows provided by financing activities                            76,808              7,568
                                                                                   --------          ---------

Net change in cash                                                                    5,197             (2,028)
Cash, beginning of period                                                             8,712             13,720
                                                                                   --------          ---------
Cash, end of period                                                                $ 13,909          $  11,692
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

The weighted average number of common shares outstanding is calculated as follows:


                                               THREE MONTHS              NINE MONTHS
                                              ENDED SEPT. 30,           ENDED SEPT. 30,
                                            -------------------       -------------------
                                             1998         1997         1998         1997
                                            ------       ------       ------       ------

Weighted average shares outstanding         32,808       32,438       32,804       32,236
Effect of dilutive stock options               307          166          386          290
                                            ------       ------       ------       ------
Weighted average shares outstanding -
     assuming dilution                      33,115       32,604       33,190       32,526
                                            ======       ======       ======       ======


3. COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three month and nine month periods ended September 30, 1998 and 1997.

4. OTHER GAINS (LOSSES):

During 1998, the Company sold its investment in the Texas Rangers Baseball Club, Ltd. for $16,072 in cash and recognized a gain of the same amount.

The Company recorded a gain of $8,538 during the second quarter of 1998 primarily related to the settlement of contingencies arising from the sales of television stations KHTV in Houston and KSTW in Seattle.

The Company recognized a loss of $23,616 during the second quarter of 1998 related to the write-off of a note receivable from Z Music, Inc. The Company is foreclosing on the note receivable and expects to take a controlling interest in the assets of Z Music, Inc. The Company is in the process of restructuring the operations of Z Music, Inc., including changing the mode of transmission from an analog to a digital signal, to reduce operating expenses.

5. NOTES RECEIVABLE:

The Company expects to receive approximately $370,000 as a result of the acquisition of Charter Communications by investor Paul G. Allen. The estimated proceeds of $370,000 include $240,000 as prepayment in full of the Company's promissory note from an affiliate of Charter Communications and $130,000 representing the value of contractual equity participation rights. The note and equity participation rights were received by the Company in connection with the sale of the Company's cable television systems to Charter Communications in 1995. The transaction will result in a pretax gain of approximately $145,000 and is expected to close in the fourth quarter of 1998. The proceeds will be used to reduce outstanding indebtedness under the Company's revolving line of credit.

6. PANDORA ACQUISITION:

In July 1998, the Company purchased Pandora Investments, S.A. ("Pandora"), a Luxembourg based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States, for approximately $16,950 in cash. The acquisition was financed through borrowings under the revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Pandora have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should additional facts about Pandora become known.

7. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                             THREE MONTHS                       NINE MONTHS
                                            ENDED SEPT. 30,                    ENDED SEPT. 30,
                                       --------------------------        --------------------------
                                          1998             1997             1998             1997
                                       ---------        ---------        ---------        ---------
Revenues:
     Hospitality and attractions       $  74,846        $ 107,364        $ 211,886        $ 262,020
     Broadcasting and music               59,216           48,726          153,111          145,188
     Cable networks                          842           89,391            4,891          273,077
                                       ---------        ---------        ---------        ---------
          Total                        $ 134,904        $ 245,481        $ 369,888        $ 680,285
                                       =========        =========        =========        =========
Depreciation and amortization:
     Hospitality and attractions       $   7,373        $   8,339        $  21,103        $  24,134
     Broadcasting and music                2,163            1,588            5,752            5,281
     Cable networks                          465            3,680            1,349           10,752
     Corporate                             1,170              853            3,397            2,539
                                       ---------        ---------        ---------        ---------
          Total                        $  11,171        $  14,460        $  31,601        $  42,706
                                       =========        =========        =========        =========
Operating income (loss):
     Hospitality and attractions       $  12,039        $  18,126        $  30,224        $  34,445
     Broadcasting and music                8,044           (4,514)          20,740            6,069
     Cable networks                       (2,251)          22,310           (7,922)          67,587
     Corporate                            (6,430)          (7,677)         (18,168)         (20,395)
     Merger costs and
        restructuring charge                  --          (36,299)              --          (36,299)
                                       ---------        ---------        ---------        ---------
          Total                        $  11,402        $  (8,054)       $  24,874        $  51,407
                                       =========        =========        =========        =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel located in Nashville, Tennessee and the Company's Nashville-based attractions. The broadcasting and music segment includes the Company's television station, radio stations, music publishing business, Word Entertainment ("Word"), the Company's contemporary Christian music company, and Pandora Investments, S.A. ("Pandora"), a Luxembourg based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States. The Company acquired Pandora in July 1998 for approximately $17 million in cash. The cable networks segment consists primarily of CMT International, a country music video cable network operated in Latin America and the Pacific Rim. CMT International ceased its European operations on March 31, 1998. The Company's unallocated corporate expenses are reported separately.

RESULTS OF OPERATIONS

The following tables contain unaudited selected summary financial data for the three month and nine month periods ended September 30, 1998 and 1997 (amounts in thousands). The Nashville Network ("TNN"), the United States and Canadian operations of Country Music Television ("CMT") and certain other related businesses (collectively, the "Cable Networks Business") formerly owned by the Company were acquired by CBS Corporation (the "CBS Merger") on October 1, 1997. The unaudited selected summary pro forma financial data is presented as if the CBS Merger had occurred on January 1, 1997. The tables also show the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.


                                                                      Three Months Ended September 30,
                                             ----------------------------------------------------------------------------------
                                               Actual                      Actual                       Pro Forma
                                                1998           %            1997              %            1997             %
                                             ---------       ------      ----------        ------        ---------       ------
Revenues:
  Hospitality and attractions                $  74,846         55.5       $ 107,364          43.7        $ 107,364         67.5
  Broadcasting and music                        59,216         43.9          48,726          19.9           48,726         30.6
  Cable networks                                   842          0.6          89,391          36.4            2,975          1.9
                                             ---------       ------      ----------        ------        ---------       ------
     Total revenues                            134,904        100.0         245,481         100.0          159,065        100.0
                                             ---------       ------      ----------        ------        ---------       ------

Operating expenses:
  Operating costs                               81,163         60.1         159,044          64.8          110,450         69.5
  Selling, general & administrative             31,168         23.1          43,732          17.8           34,659         21.8
  Merger costs                                      --           --          22,645           9.2           22,645         14.2
  Restructuring charge                              --           --          13,654           5.6           13,654          8.6
  Depreciation and amortization:
    Hospitality and attractions                  7,373                        8,339                          8,339
    Broadcasting and music                       2,163                        1,588                          1,588
    Cable networks                                 465                        3,680                            536
    Corporate                                    1,170                          853                            853
                                             ---------       ------      ----------        ------        ---------       ------
    Total depreciation and amortization         11,171          8.3          14,460           5.9           11,316          7.1
                                             ---------       ------      ----------        ------        ---------       ------
       Total operating expenses                123,502         91.5         253,535         103.3          192,724        121.2
                                             ---------       ------      ----------        ------        ---------       ------

Operating income (loss):
  Hospitality and attractions                   12,039         16.1          18,126          16.9           18,126         16.9
  Broadcasting and music                         8,044         13.6          (4,514)         (9.3)          (4,514)        (9.3)
  Cable networks                                (2,251)          --          22,310          25.0           (3,295)          --
  Merger costs                                      --           --         (22,645)           --          (22,645)          --
  Restructuring charge                              --           --         (13,654)           --          (13,654)          --
  Corporate                                     (6,430)          --          (7,677)           --           (7,677)          --
                                             ---------       ------      ----------        ------        ---------       ------
     Total operating income (loss)           $  11,402          8.5       $  (8,054)         (3.3)       $ (33,659)       (21.2)
                                             =========       ======      ==========        ======        =========       ======

                                                                      Nine Months Ended September 30,
                                             ----------------------------------------------------------------------------------
                                               Actual                      Actual                       Pro Forma
                                                1998           %            1997              %            1997             %
                                             ---------       ------      ----------        ------        ---------       ------
Revenues:
  Hospitality and attractions                $ 211,886         57.3       $ 262,020          38.5        $ 262,020         63.0
  Broadcasting and music                       153,111         41.4         145,188          21.4          145,188         34.9
  Cable networks                                 4,891          1.3         273,077          40.1            8,614          2.1
                                             ---------       ------      ----------        ------        ---------       ------
     Total revenues                            369,888        100.0         680,285         100.0          415,822        100.0
                                             ---------       ------      ----------        ------        ---------       ------

Operating expenses:
  Operating costs                              220,950         59.7         418,680          61.5          270,887         65.2
  Selling, general & administrative             92,463         25.0         131,193          19.3          102,424         24.6
  Merger costs                                      --           --          22,645           3.3           22,645          5.4
  Restructuring charge                              --           --          13,654           2.0           13,654          3.3
  Depreciation and amortization:
    Hospitality and attractions                 21,103                       24,134                         24,134
    Broadcasting and music                       5,752                        5,281                          5,281
    Cable networks                               1,349                       10,752                          1,591
    Corporate                                    3,397                        2,539                          2,539
                                             ---------       ------      ----------        ------        ---------       ------
    Total depreciation and amortization         31,601          8.6          42,706           6.3           33,545          8.1
                                             ---------       ------      ----------        ------        ---------       ------
       Total operating expenses                345,014         93.3         628,878          92.4          443,155        106.6
                                             ---------       ------      ----------        ------        ---------       ------

Operating income (loss):
  Hospitality and attractions                   30,224         14.3          34,445          13.1           34,445         13.1
  Broadcasting and music                        20,740         13.5           6,069           4.2            6,069          4.2
  Cable networks                                (7,922)          --          67,587          24.8          (11,153)          --
  Merger costs                                      --           --         (22,645)           --          (22,645)          --
  Restructuring charge                              --           --         (13,654)           --          (13,654)          --
  Corporate                                    (18,168)          --         (20,395)           --          (20,395)          --
                                             ---------       ------      ----------        ------        ---------       ------
     Total operating income (loss)           $  24,874          6.7       $  51,407           7.6        $ (27,333)        (6.6)
                                             =========       ======      ==========        ======        =========       ======

PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1997

Revenues

Total Revenues - Total revenues decreased $110.6 million, or 45.0%, to $134.9 million in the third quarter of 1998, and decreased $310.4 million, or 45.6%, to $369.9 million for the first nine months of 1998 primarily due to the effect of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total revenues would have decreased $24.2 million, or 15.2%, during the third quarter of 1998, and would have decreased $45.9 million, or 11.0%, for the first nine months of 1998. The decrease is primarily attributable to the closing of the Opryland theme park at the end of the 1997 operating season and the sale of television station KSTW in June 1997. Excluding the total revenues of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, total revenues increased $4.0 million, or 3.1%, in the third quarter of 1998, and increased $16.6 million, or 4.7%, in the first nine months of 1998.

Hospitality and Attractions - Revenues in the hospitality and attractions segment decreased $32.5 million, or 30.3%, to $74.8 million in the third quarter of 1998, and decreased $50.1 million, or 19.1%, to $211.9 million for the first nine months of 1998. The decreases are primarily due to the closing of the Opryland theme park at the end of the 1997 operating season. Excluding the revenues of the Opryland theme park from 1997, revenues in the hospitality and attractions segment decreased $4.4 million, or 5.5%, in the third quarter of 1998, and increased $0.2 million, or 0.1%, for the first nine months of 1998. The increase for the first nine months of 1998 relates primarily to increased revenues from the Oklahoma City Redhawks baseball team of $5.8 million and consulting and other services fee revenues related to the Opry Mills partnership of $3.8 million. This increase is partially offset by a decrease in Opryland Hotel revenues of $9.4 million, or 5.5%, to $160.3 million in the first nine months of 1998 principally because of reduced revenues from convention groups and a slowdown in the tourism market. The hotel's occupancy rate decreased to 76.3% in the first nine months of 1998 compared to 83.9% in the first nine months of 1997. The hotel sold 578,400 rooms in the first nine months of 1998 compared to 632,200 rooms sold in the same period of 1997, reflecting an 8.5% decrease from 1997. The hotel's average guest room rate increased to $140.06 in the first nine months of 1998 from $134.19 in the first nine months of 1997. The hotel's occupancy rate is anticipated to be 80-81% for the year ended December 31, 1998, which is below its historical average rate but considerably above the industry average rate.

Broadcasting and Music - Revenues in the broadcasting and music segment increased $10.5 million, or 21.5%, to $59.2 million in the third quarter of 1998, and increased $7.9 million, or 5.5%, to $153.1 million for the first nine months of 1998. The Company sold television station KSTW in June 1997. Excluding the revenues of KSTW from 1997, revenues in the broadcasting and music segment increased $20.2 million, or 15.2%, for the first nine months of 1998. The increase for the first nine months of 1998 results primarily from increased revenues from Word of $14.9 million, increased revenues from the Company's Dallas area television station KTVT of $1.4 million, and revenues from Pandora subsequent to its date of acquisition of $3.3 million.

Cable Networks - Revenues in the cable networks segment decreased $88.5 million to $0.8 million in the third quarter of 1998, and decreased $268.2 million to $4.9 million for the first nine months of 1998 due to the effects of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, revenues in the cable networks segment would have decreased $2.1 million in the third quarter of 1998, and decreased $3.7 million for the first nine months of 1998. The decreases are primarily the result of CMT International ceasing its European operations effective March 31, 1998.

Operating Expenses

Total Operating Expenses - Total operating expenses decreased $130.0 million, or 51.3%, to $123.5 million in the third quarter of 1998, and decreased $283.9 million, or 45.1%, to $345.0 million for the first nine months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating expenses would have decreased $69.2 million, or 35.9%, during the third quarter of 1998, and would have decreased $98.1 million, or 22.1%, for the first nine months of 1998. Operating costs, as a percentage of revenues, decreased to 59.7% during the first nine months of 1998 as compared to 65.2% during the first nine months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997. Selling, general and administrative expenses, as a percentage of revenues, increased to 25.0% in the first nine months of 1998 from 24.6% in the first nine months of 1997 on a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997.

Operating Costs - Operating costs decreased $77.9 million, or 49.0%, to $81.2 million in the third quarter of 1998, and decreased $197.7 million, or 47.2%, to $221.0 million for the first nine months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, operating costs would have decreased $29.3 million, or 26.5%, in the third quarter of 1998, and would have decreased $49.9 million, or 18.4%, for the first nine months of 1998. The decreases on a pro forma basis are primarily the result of the December 1997 closing of the Opryland theme park and the June 1997 sale of television station KSTW. In addition, the Company recorded a nonrecurring charge to operations of $11.7 million during the third quarter of 1997 for the write-down to net realizable value of certain program rights at television station KTVT. Excluding the write-down of television program rights, and the operating costs of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, operating costs increased $2.7 million, or 3.5%, in the third quarter of 1998, and increased $3.4 million, or 1.6%, for the first nine months of 1998. The increase for the first nine months of 1998 is primarily attributable to increased operating costs of Word of $8.1 million related to increased sales and the operating costs of the newly-opened Wildhorse Saloon in Orlando, Florida of $2.3 million. The acquisition of Pandora in July 1998 increased operating costs by $2.9 million in the first nine months of 1998. Additionally, operating costs increased $1.6 million for the first nine months of 1998 related to the Opryland Lodging Group. The Opryland Lodging Group was formed in 1998 to take advantage of the Company's talent and expertise in the convention hotel industry and expand the Opryland Hotel concept into other cities. These increases were partially offset during the first nine months of 1998 by decreased operating expenses of $8.3 million related to the European operations of CMT International, which ceased operations effective March 31, 1998, as well as decreased operating costs at the Opryland Hotel of $3.0 million.

Selling, General and Administrative - Selling, general and administrative expenses decreased $12.6 million, or 28.7%, to $31.2 million in the third quarter of 1998, and decreased $38.7 million, or 29.5%, to $92.5 million for the first nine months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, selling, general and administrative expenses would have decreased $3.5 million, or 10.1%, during the third quarter of 1998, and would have decreased $10.0 million, or 9.7%, for the first nine months of 1998. The decreases are primarily the result of the closing of the Opryland theme park at the end of the 1997 operating season and the June 1997 sale of television station KSTW. Excluding the selling, general and administrative expenses of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, selling, general and administrative expenses increased $2.1 million, or 7.4%, in the third quarter of 1998, and increased $6.7 million, or 7.8%, for the first nine months of 1998. The increase for the first nine months of 1998 is primarily attributable to higher selling, general and administrative expenses of Word and Blanton-Harrell Entertainment, an artist management company, of $5.5 million and the recognition of a valuation reserve of $3.4 million related to a long-term note receivable from Z Music, Inc. as discussed below. Corporate general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, decreased $3.0 million in the first nine months of 1998.

Merger Costs and Restructuring Charge - In connection with the CBS Merger, the Company recognized nonrecurring merger costs and a restructuring charge in the third quarter of 1997 of $22.6 million and $13.7 million, respectively. Merger costs included professional and registration fees, debt refinancing costs, and incentive compensation associated with the Merger. The restructuring charge included estimated costs for employee severance and termination benefits, asset write-downs, and other costs associated with the restructuring.

Depreciation and Amortization - Depreciation and amortization decreased $3.3 million, or 22.7%, to $11.2 million in the third quarter of 1998, and decreased $11.1 million, or 26.0%, to $31.6 million for the first nine months of 1998. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, depreciation and amortization would have decreased $0.1 million, or 1.3%, during the third quarter of 1998, and would have decreased $1.9 million, or 5.8% for the first nine months of 1998. The decreases are primarily related to the closing of the Opryland theme park at the end of the 1997 operating season and the June 1997 sale of television station KSTW. Excluding the depreciation and amortization of the Cable Networks Business, the Opryland theme park, and KSTW from the 1997 results, depreciation and amortization increased $2.4 million, or 27.7%, in the third quarter of 1998, and increased $3.7 million, or 13.1%, for the first nine months of 1998. The increase for the first nine months of 1998 is primarily attributable to the depreciation expense of new acquisitions and capital expenditures.

Operating Income

Total Operating Income - Total operating income increased $19.5 million to $11.4 million in the third quarter of 1998, and decreased $26.5 million to $24.9 million for the first nine months of 1998 primarily due to the effects of the CBS Merger. On a pro forma basis, assuming the CBS Merger had occurred on January 1, 1997, total operating income would have increased $45.1 million in the third quarter of 1998, and would have increased $52.2 million for the first nine months of 1998. Excluding the operating loss of the Opryland theme park during the first nine months of 1997, hospitality and attractions segment operating income decreased $6.0 million for the first nine months of 1998 primarily related to lower operating income produced by the Opryland Hotel. Excluding the operating income of KSTW and the write-down of television program rights at KTVT during the first nine months of 1997, broadcasting and music segment operating income increased $3.3 million for the first nine months of 1998 primarily related to greater operating income generated by Word and television station KTVT. Excluding the operating income of the Cable Networks Business from 1997, the operating loss of the cable networks segment decreased $3.2 million for the first nine months of 1998 primarily as a result of CMT International ceasing its European operations effective March 31, 1998. Because of the lower operating income of the Opryland Hotel and lower than anticipated advertising revenues of television station KTVT, diluted earnings per share for the year ended December 31, 1998 are anticipated to be within the range of $0.74 to $0.78 per share, excluding nonrecurring gains and losses.

Interest Expense

Interest expense increased $2.3 million to $8.1 million in the third quarter of 1998, and increased $1.9 million to $22.7 million for the first nine months of 1998. The increase for the first nine months of 1998 is primarily attributable to higher average debt levels as compared to the same period of 1997. The Company utilized the net proceeds from the sale of KSTW in June 1997 to reduce outstanding indebtedness. The Company's weighted average interest rate on its borrowings was 6.7% in the first nine months of 1998 compared to 6.6% in the first nine months of 1997.

Interest Income

Interest income increased $0.7 million to $6.5 million in the third quarter of 1998, and increased $1.9 million to $19.5 million for the first nine months of 1998. Interest income primarily results from noncash interest income earned on a long-term note receivable. See "Recent Developments -- Charter Transaction"

Other Gains (Losses)

During 1998, the Company sold its investment in the Texas Rangers Baseball Club, Ltd. for $16.1 million in cash and recognized a gain of the same amount. In addition, the Company recorded a gain of $8.5 million during the second quarter of 1998 primarily related to the settlement of contingencies arising from the sales of television stations KHTV in Houston and KSTW in Seattle.

During the second quarter of 1998, the Company recognized a loss of $23.6 million related to the write-off of a note receivable from Z Music, Inc. The Company is foreclosing on the note receivable and expects to take a controlling interest in the assets of Z Music, Inc. The Company is in the process of restructuring the operations of Z Music, Inc., including changing the mode of transmission from an analog to a digital signal, to reduce operating expenses.

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income.

Income Taxes

The provision for income taxes was $4.5 million for the third quarter of 1998 and $10.3 million for the first nine months of 1998 compared to a benefit of $51.7 million for the third quarter of 1997 and a provision of $16.6 million for the first nine months of 1997. During the third quarter of 1997, the Company recorded a deferred tax benefit of $55.0 million related to the revaluation of certain reserves as a result of the CBS Merger. The effective tax rate on income before provision for income taxes was 38.5% for the first nine months of 1998 compared to 8.8% for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At October 31, 1998, the Company had approximately $116 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. The proceeds to the Company from the Charter Transaction will be used to reduce outstanding indebtedness under the Revolver. See "Recent Developments -- Charter Transaction"

The Company currently projects capital expenditures of approximately $45 million for 1998, of which $35.9 million had been spent as of September 30, 1998. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Revolver, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications, certain computer programs will not operate properly when using the two-digits used in date calculations for the year 2000. These computer programs interpret the "00" used in date calculations to represent the year 1900. During 1996, the Company formed an internal task force to determine the Company's information technology and systems risks associated with the year 2000. The purpose of the task force is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the year 2000. The task force has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and, is taking the appropriate action to ensure compliance. In certain instances, hardware, software and equipment that will not operate properly in the year 2000 are being replaced. As of September 30, 1998, the task force has determined that the majority of the Company's systems, in certain circumstances following already completed programming changes, will operate properly in the year 2000. As of September 30, 1998, sixty-one of the Company's sixty-three internally developed software applications are considered year 2000 compliant.

The Company expects that programming changes and software replacement for systems that are not year 2000 compliant will be completed during the first and second quarters of 1999. The Company plans to test all of its systems to ensure their proper operation in the year 2000. The Company expects that the testing phase of its year 2000 remediation effort will be substantially completed by the end of the second quarter of 1999.

The Company has requested written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the year 2000. In many cases, the Company is considering alternatives related to vendors and suppliers that do not confirm their year 2000 readiness. There can be no assurance, however, that the Company's significant vendors and suppliers will have remedied their year 2000 issues in a timely manner. The failure of a significant supplier to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to monitor its significant vendors and suppliers to mitigate its risks.

Based upon the Company's current estimates, the costs of the Company's year 2000 remediation efforts will be between $7 million and $9 million. Included in the Company's cost estimates are the costs of replacing hardware and software of approximately $6 million, which are capitalized and amortized over their estimated useful lives. Certain software replacements included in these cost estimates were planned prior to the assessment of the year 2000 issue and were accelerated as part of the Company's year 2000 remediation effort. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee, however, that these cost estimates will be achieved and actual results could differ materially. Management's estimate of the Company's most reasonably likely worst case scenario involves the replacement of hardware, software and equipment during the third and fourth quarters of 1999 that are determined during the testing phase of the remediation effort to not be correctable. The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation, or replacement of the Company's systems, or the potential failure of third parties' systems, will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

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

RECENT DEVELOPMENTS

Charter Transaction

In July 1998, investor Paul G. Allen announced the acquisition of Charter Communications for approximately $4.5 billion (the "Charter Transaction"). The Company expects to receive approximately $370 million as a result of the Charter Transaction. The estimated proceeds of $370 million include approximately $240 million as prepayment in full of the Company's promissory note from an affiliate of Charter Communications and approximately $130 million representing the value of contractual equity participation rights. The note and equity participation rights were received by the Company in connection with the sale of its cable television systems to Charter Communications in 1995. The transaction will result in a pretax gain of approximately $145 million and is expected to close in the fourth quarter of 1998.

Opryland Hotel - Texas

During the fourth quarter of 1998, the Company announced plans to develop a 1,500-room hotel and convention center in Grapevine, Texas, near Dallas. The project is anticipated to cost $300 million, and the Company is seeking financial partners. The hotel and convention center, which will be called Opryland Hotel - Texas, is anticipated to open in the first quarter of 2003.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the development of the Opry Mills retail complex; the ability to integrate acquired operations into the Company's businesses; the ability of the Opryland Lodging Group to develop successfully hotel properties in other markets; the advertising market in the United States in general and in the Company's Dallas television and Nashville radio markets in particular; the perceived attractiveness of Nashville, Tennessee, and the Company's properties as convention and tourist destinations; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; and consolidation in the broadcasting and cable distribution industries.

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

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits following the Signatures page.
                  (b) No reports on Form 8-K were filed during the quarter ended
                      September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GAYLORD ENTERTAINMENT COMPANY


Date: November 13, 1998               By:  /s/ Joseph B. Crace
     ------------------                    -------------------------------------
                                           Joseph B. Crace
                                           Senior Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

10       1997 Stock Option and Incentive Plan Amended and Restated as of August
         15, 1998

27       Financial Data Schedule (for SEC use only)