Form 10-K
period 1998-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 1999-03-31
CIK 1040829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

(Registrant's telephone number, including area code) (615) 316-6000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 1999, 32,809,448 shares of Common Stock were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on March 18, 1999 was approximately $464,664,000. Shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-K. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GAYLORD ENTERTAINMENT COMPANY

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   13
Item 4   Submission of Matters to a Vote of Security Holders.........   14
                                  PART II
Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................   14
Item 6   Selected Financial Data.....................................   15
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   15
Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   15
Item 8   Financial Statements and Supplementary Data.................   15
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................   15
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   15
Item 11  Executive Compensation......................................   15
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................   16
Item 13  Certain Relationships and Related Transactions..............   16
                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................   16
SIGNATURES...........................................................   17

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND HISTORY

     Gaylord Entertainment Company (the "Company") is a diversified entertainment company operating principally in three industry segments: (i) hospitality and attractions; (ii) broadcasting and music; and (iii) cable networks.

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

     Also in 1983, Opryland USA entered the cable networks business by launching The Nashville Network ("TNN"), a cable network with a national audience featuring country lifestyles, entertainment, and sports, and, in 1991, the Company acquired a 67% interest in Country Music Television ("CMT"), a cable network with a 24-hour country music video format. The Company subsequently expanded CMT outside the U.S., and the first of the CMT International cable networks was launched in Europe in 1992. CMT International, which programs primarily country music videos, was later expanded into Asia and the Pacific Rim, as well as Latin America. In 1994, the Company entered into an agreement to manage the operations of Z Music, a cable network currently featuring contemporary Christian music videos. During 1998, the Company obtained a controlling interest in Z Music. In January 1997, the Company acquired the assets of Word Entertainment ("Word"), one of the largest contemporary Christian music companies in the world. See "-- Cable Networks" and "-- Broadcasting and Music."

     Prior to September 30, 1997, the Company was a wholly owned subsidiary of a corporation which was then known as Gaylord Entertainment Company ("Old Gaylord"). On October 1, 1997, Old Gaylord consummated a transaction with CBS Corporation ("CBS") and G Acquisition Corp., a wholly owned subsidiary of CBS ("Sub"), pursuant to which Sub was merged (the "CBS Merger") with and into Old Gaylord, with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of CBS. Prior to the CBS Merger, Old Gaylord was restructured (the "Restructuring") by transferring its assets and liabilities, other than TNN, the U.S. and Canadian operations of CMT, and certain other related assets and liabilities (collectively, the "Cable Networks Business"), to the Company and its subsidiaries. Following the Restructuring, on September 30, 1997, Old Gaylord distributed (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of the Company. In connection with these transactions, the Company and Old Gaylord entered into various agreements relating to the future relationship between the Company and Old Gaylord (as a subsidiary of CBS) after the CBS Merger (the "CBS Transitional Agreements"), the net cost of which, if any, is expected to be immaterial to the Company. Immediately following the CBS Merger, the Company changed its name to Gaylord Entertainment Company.

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

  Convention/Resort Hotel Operations

     The Opryland Hotel. The Opryland Hotel, situated on approximately 120 acres in the Opryland complex, is one of the largest hotels in the United States in terms of number of guest rooms, and it has more meeting and exhibit space per room than any other convention hotel in the world. The Opryland Hotel attracts convention business, which accounted for approximately 80% of the hotel's revenues in each of 1998, 1997, and 1996, from major trade associations and corporations. It also serves as a destination resort for vacationers seeking accommodations in close proximity to the Grand Ole Opry and the Springhouse Golf Club, the Company's 18-hole championship golf course, as well as to other attractions in the Nashville area. The Company believes that the ambiance created at the Opryland Hotel by combining a state of the art convention facility, live musical entertainment, and old-fashioned Southern hospitality and charm are factors that differentiate it from other convention/resort hotels.

     The following table sets forth information concerning the Opryland Hotel for each of the five years in the period ended December 31, 1998.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Average number of guest rooms...........     2,884      2,866      2,613      1,907      1,878
Occupancy rate..........................      79.1%      85.4%      84.7%      87.5%      87.9%
Average room rate.......................  $ 141.28   $ 135.03   $ 131.21   $ 132.99   $ 130.15
Food and beverage revenues (in
  thousands)............................  $ 72,659   $ 76,408   $ 59,904   $ 50,418   $ 48,694
Total revenues (in thousands)...........  $223,781   $231,354   $196,226   $153,062   $147,049

     To serve conventions, the Opryland Hotel has 2,884 guest rooms, four ballrooms with approximately 123,900 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. In addition to extensive convention facilities, the Opryland Hotel features the Delta, a 4.5 acre atrium containing a New Orleans street scene with shops; a 1.5 acre garden conservatory; a 1.5 acre water-oriented interior space called the Cascades; fifteen food and beverage outlets including a food court featuring a variety of cuisines; three swimming pools; and twenty-nine retail outlets. In the Delta, hotel guests and visitors can take boat rides on the Delta's indoor river. Live entertainment is featured in the Cascades and in the hotel's restaurants and lounges, and special productions for conventions are often staged in the hotel or on the General Jackson showboat. The Springhouse Golf Club attracts conventions requiring the availability of golf and makes the hotel more attractive to vacationers. The Springhouse Golf Club also hosts an annual PGA Tour event, the BellSouth Senior Classic at Opryland, which is televised on NBC.

     The Opryland Hotel directs its convention marketing efforts primarily to major trade, industry, and professional associations and corporations. The Company believes that the primary factors in successfully marketing the Opryland Hotel to meeting planners have been the reputation of the Opryland Hotel's services and facilities; the Opryland Hotel's ability to offer comprehensive convention services at a single facility; the quality and variety of entertainment and activities available at the hotel and in the Opryland complex generally; and the central location of Nashville within the United States. The Opryland Hotel typically enters into contracts for conventions several years in advance. To date, Opryland Hotel has experienced a minimal number of cancellations. Conventions under contract that cancel are required to pay certain penalties and face the possible loss of future convention space at the hotel. As of February 28, 1999, convention bookings for the balance of 1999 and for 2000 were approximately 597,706 and 600,973 guest room nights, respectively, representing approximately 67.7% and 57.1%, respectively, of available guest room nights for such periods, and the hotel had advance convention bookings extending into the year 2020.

     The Company also markets the Opryland Hotel as a destination resort through national and local advertising and a variety of promotional activities. As part of its marketing activities, the Company advertises promotional "packages" on TNN and CMT and through other media, including KTVT in Dallas. Pursuant to the CBS Transitional Agreements, the Company continues to have access to promotional spots on TNN and CMT, consistent with past practices, allowing the Company to promote the Opryland Hotel and other properties on these cable networks for a period of five years. Such promotions include "Springtime Getaway," the International Country Music Fan Fair Celebration in June of each year, "Opryland Summer Vacation" and "A Country Christmas," which begins each year in November and runs through Christmas Day. The Country Christmas program has contributed to the hotel's high occupancy rate during the months of November and December, traditionally a slow period for the hotel industry.

     The Inn at Opryland. During 1998 the Company purchased a 307-room hotel facility with approximately 6,500 square feet of meeting space and a 175-seat restaurant adjacent to the Opryland complex for approximately $16 million and renamed the facility the Inn at Opryland.

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

     Opryland Lodging Group. In February 1998, the Company announced the formation of a new hotel management company (the "Opryland Lodging Group") to expand the Opryland Hotel concept to other areas of the country. Opryland Lodging Group's business strategy is to develop properties in selected locations across the U.S. to serve meetings and conventions in the same manner as the Opryland Hotel, as well as to explore opportunities to acquire and manage existing properties, provide consulting services and pursue joint ventures with other businesses.

     Plans for the properties to be developed include the following components which the Company believes are the foundation of its success with the Opryland Hotel in Nashville: (i) state-of-the-art meeting facilities, including a high ratio of square footage of meeting and exhibit space per guest room;
(ii) expansive atriums themed to capture geographical and cultural aspects of the region in which the property is located; and (iii) entertainment components and venues creating a guest experience not typically found in convention hotels.

     Opryland Lodging Group has researched various markets in the United States and has determined that those markets in the southern half of the country are most desirable to convention planners due to more favorable year-round weather conditions. Two markets, Osceola County, Florida, near Orlando, and Grapevine, Texas, near Dallas-Fort Worth, have been chosen for the first two properties to be developed. Opryland Lodging Group has entered into contracts to acquire real property (subject to contingencies) for the Grapevine location and is currently negotiating a lease to occupy a specific site in Osceola County. Conceptual and schematic design work is in progress for the hotels to be developed in these markets. Initial plans for each of the properties include 1,400-1,600 guest rooms and approximately 350,000 square feet of meeting and exhibit space.

     The Company intends to commence construction on the Osceola County property during the second quarter of 1999 with an anticipated opening in 2002. The Grapevine property construction is expected to commence in late 1999 or early 2000 with an anticipated opening in 2003. Total development costs for each of the hotels is expected to be in excess of $300 million. The Company is currently evaluating various financing alternatives for these projects.

  Opry Mills

     From 1972 until the end of 1997, the Company operated the Opryland theme park, a musical show park that emphasized live productions of country, rock 'n' roll, gospel, bluegrass, and Broadway show tunes. In November 1997, the Company announced plans to close the Opryland theme park and to develop Opry Mills, a $200 million entertainment/retail complex, in partnership with The Mills Corporation. The Company owns a one-third interest in the partnership. The new
1.2 million leasable square foot Opry Mills retail complex is expected to enhance the Opryland properties, particularly the Opryland Hotel, the Grand Ole Opry, and the General Jackson. Unlike the Opryland theme park, which operated full-time only in the summer and part-time during the Christmas season and on weekends in the spring and autumn, Opry Mills will provide shopping, entertainment, and dining experiences for visitors to the Company's existing properties on a year-round basis. The Company currently expects that Opry Mills will open in the spring of 2000.

  Country Music Entertainment

     The Grand Ole Opry. The Grand Ole Opry, the most widely known platform for country music in the world, is a live country music show with performances every Friday and Saturday night and frequent summer matinees. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The show is broadcast by WSM-AM radio every Friday and Saturday night from the Opry House, and TNN telecasts a 30-minute live segment every Saturday night. Pursuant to the CBS Transitional Agreements, this live segment of the Grand Ole Opry will continue to be shown on TNN until at least September of 2002. The show has been radio broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world.

     The Grand Ole Opry currently has 71 performing members who are stars or other notables in the country music field. Members perform at the Grand Ole Opry, and there are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition, the Grand Ole Opry presents performances by many other country music artists. Members include traditional favorites such as Loretta Lynn and George Jones along with contemporary artists like Garth Brooks, Vince Gill, and Lorrie Morgan. The following is a list of the current members of the Grand Ole Opry (including year of membership).

                         MEMBERS OF THE GRAND OLE OPRY

Bill Anderson-1961
Ernie Ashworth-1964
Clint Black-1991
Garth Brooks-1990
Jim Ed Brown-1963
Bill Carlisle-1953
Roy Clark-1987
John Conlee-1981
Wilma Lee Cooper-1957
Skeeter Davis-1959
Diamond Rio-1998
Little Jimmy Dickens*-1948
Joe Diffie-1993
Roy Drusky-1958
Holly Dunn-1989
The 4 Guys-1967
Larry Gatlin & The Gatlin
  Brothers Band-1976
Don Gibson-1958
Vince Gill-1991
Billy Grammer-1959
Jack Greene-1967
Tom T. Hall-1980
George Hamilton IV-1960
Emmylou Harris-1992
Jan Howard-1971
Alan Jackson-1991
Stonewall Jackson-1969
Jim & Jesse-1964
George Jones*-1969
Hal Ketchum-1994
Alison Krauss-1993
Hank Locklin-1960
Charlie Louvin-1955
Patty Loveless-1988
Loretta Lynn*-1962
Barbara Mandrell-1972
Martina McBride-1995
Mel McDaniel-1986
Reba McEntire-1986
Ronnie Milsap-1976
Lorrie Morgan-1984
Jimmy C. Newman-1956
The Osborne Brothers-1964
Bashful Brother Oswald-1995
Dolly Parton-1969
Johnny PayCheck-1997
Stu Phillips-1967
Ray Pillow-1966
Charley Pride-1993
Jeanne Pruett-1973
Del Reeves-1966
Riders in the Sky-1982
Johnny Russell-1985
Jeannie Seely-1967
Ricky Van Shelton-1988
Jean Shepard-1955
Ricky Skaggs-1982
Connie Smith-1971
Mike Snider-1990
Hank Snow*-1950
Marty Stuart-1992
Randy Travis-1986
Travis Tritt-1992
Porter Wagoner-1957
Billy Walker-1960
Charlie Walker-1967
Steve Wariner-1996
The Whites-1984
Teddy Wilburn-1953
Boxcar Willie-1981
Trisha Yearwood-1999

-------------
* Members of the Country Music Hall of Fame.

     The Opry House, which was built in 1974 to replace the Ryman Auditorium as the home of the Grand Ole Opry, contains a 45,000 square foot auditorium with 4,400 seats, a television production center that includes a 300-seat studio as well as lighting, audio, and video control rooms, and set design and scenery shops. The Opry House is used by the Company for the production of television and other programming and for third parties such as national television networks and the Public Broadcasting System. The Opry House is also rented for concerts, theatrical productions, and special events and is used by the Opryland Hotel for convention entertainment and events. Pursuant to the CBS Transitional Agreements, TNN and CMT will have access to and use of the Opry House and certain other properties owned by the Company until at least September of 2002.

     The Wildhorse Saloon. Since 1994, the Company has owned and operated the Wildhorse Saloon, a country music dance club on historic Second Avenue in downtown Nashville. The three story, 56,000 square-foot facility includes a 3,000 square-foot dance floor, 190-seat restaurant and banquet facility, and a 15' x 22' television screen featuring, among other things, country music videos. The club also has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide. In April, 1998, a second Wildhorse Saloon was opened at the Walt Disney World(R) Resort near Orlando, Florida by a joint venture created in 1995 to expand the Wildhorse Saloon concept beyond Nashville to major, high-profile tourism cities around the country. The joint venture was originally owned 51% by the Company and 49% by The Levy Restaurant Group ("Levy"). Effective December 31, 1998, the Company purchased Levy's interest in the partnership. The Orlando Wildhorse entertainment venue and restaurant comprises approximately 27,000 square feet.

     Ryman Auditorium. In 1994, the Company re-opened the renovated Ryman Auditorium, the former home of the Grand Ole Opry, for concerts and musical productions, including musicals produced by the Company such as "Always . . . Patsy Cline" and "Lost Highway," a tribute to the life and music of Hank Williams. In 1998, the Ryman Auditorium presented a new production called "Bye Bye Love," based on the lives and music of the Everly Brothers. The Ryman Auditorium, built in 1892, is listed on the National Register of Historic Places and seats approximately 2,100. Recent performers at the Ryman Auditorium include James Brown, Bob Dylan, Amy Grant, Lyle Lovett, The Dave Matthews Band, Ricky Skaggs, and Bruce Springsteen.

  Other Attractions

     Oklahoma City Redhawks. In 1998, the Company acquired additional interests in OKC Athletic Club Limited Partnership, a limited partnership that owns the Oklahoma City Redhawks, a minor league baseball club, and in certain concession rights. The additional interests were acquired in exchange for cash consideration of approximately $2.2 million. The Company currently owns a combined 65% interest in OKC Athletic Club Limited Partnership.

BROADCASTING AND MUSIC

     The Company's broadcasting and music operations during 1998 consisted primarily of one television station, three radio stations, Word and Acuff-Rose Music Publishing, Inc. ("Acuff-Rose") (formerly known as Opryland Music Group). See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's broadcasting and music operations.

  KTVT

     The Company has been engaged in television broadcasting since 1949, at one time owning as many as seven television stations. As of December 31, 1998, the Company owned and operated one television station: KTVT, in Dallas-Fort Worth, Texas, which has been affiliated with the CBS television network since 1995.

     As of November 1998, based on the Nielsen Station Index produced by the A.C. Nielsen Company ("Nielsen"), KTVT, broadcasting on channel 11, was the fourth ranked station out of 13 commercial stations in the Dallas-Fort Worth Designated Market Area ("DMA"). A DMA is an exclusive geographic area consisting of all counties in which the local stations receive a preponderance of total viewing hours. The Dallas-Fort Worth DMA, consisting of 1.95 million television households, is the seventh largest DMA in the United States. KTVT's broadcast license issued by the Federal Communications Commission (the "FCC") expires in 2006. See "-- Regulation and Legislation."

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

     WWTN-FM. In 1995, The Company acquired the assets of radio station WWTN-FM, operated out of Nashville, Tennessee, which has a news/talk/sports format.

  Music

     Word Entertainment. Word is one of the largest contemporary Christian music companies in the world, with six proprietary record labels featuring artists such as Amy Grant (the top-selling contemporary Christian music artist of all time), Shirley Caesar, Bryan Duncan, Point Of Grace, and Jaci Velasquez. Word produces a wide variety of contemporary Christian and inspirational music, including adult contemporary, pop, country, rock, gospel, praise and worship, rap, metal, and rhythm and blues, with an emphasis on positive and inspirational themes. Other significant Word operations include the creation of print music, congregational hymnals, and children's videos. Word's music publishing division includes a catalog of over 40,000 songs. In addition, Word has entered into various exclusive distribution agreements for the sale of music and video products owned by third parties. Word's products are distributed through both the Christian bookstore market by its own dedicated sales force and other mainstream retail stores through its distribution agreement with Epic Records. In addition, Word produces acoustical and instrumental entertainment recordings for distribution through the mass market and sells its product line directly to churches and related educational institutions.

     Blanton Harrell Entertainment. In March 1997, the Company acquired Blanton Harrell Entertainment, an international management company which, together with Word and Z Music, anchor the Company's entertainment offerings. Blanton Harrell Entertainment manages primarily Christian music artists, including Amy Grant, Michael W. Smith, and CeCe Winans.

     Acuff-Rose Music Publishing. Acuff-Rose is primarily engaged in the music publishing business and owns one of the world's largest and Nashville's oldest catalog of copyrighted country music songs. The Acuff-Rose catalog also includes popular music, with songs of legendary writers such as Hank Williams, Pee Wee King, Roy Orbison, and Don and Phil Everly. The Acuff-Rose catalog contains at least 70 songs that have been publicly performed over a million times. Standards such as "Oh, Pretty Woman," "Blue Eyes Cryin' in the Rain," and "When Will I Be Loved" are included in the roster of Acuff-Rose songs. In addition to commercially recorded music, Acuff-Rose issues licenses for the use of its songs in films, plays, print, commercials, videos, cable, and television. In addition to its U.S.-based business, through various subsidiaries and sub-publishers Acuff-Rose collects a significant percentage of royalties on licenses granted in a number of foreign countries.

  Film Distribution

     Pandora. In July 1998, the Company acquired Pandora Investment S.A., a Paris-based film production and distribution company. Pandora is a worldwide distributor of feature films and syndicated television programming, and conducts most of its business outside of the United States.

CABLE NETWORKS

     Following the CBS Merger, the Company's cable networks operations consist primarily of CMT International and Z Music. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's cable networks operations.

     CMT International. In October 1992, the Company launched CMT International in Europe. CMT International expanded its reach to include portions of Asia and the Pacific Rim, including Australia and New Zealand, with the launch of a second cable network in 1994. In 1995, CMT International launched its third cable network in Latin America. The programming for CMT International currently consists primarily of country music videos. In February 1998, the Company announced its plans to expand the operations of CMT International in Asia and the Pacific Rim and Latin America and to cease 24-hour operations in Europe. The Company ceased its CMT Europe satellite feed on March 31, 1998. The Company is currently exploring programming opportunities in selected European markets, including the potential for block programming through existing cable channels. At December 31, 1998, CMT International had 2.3 million subscribers.

     Z Music. In 1994, the Company entered into an agreement to manage Z Music, Inc. in exchange for an option to purchase 95% of Z Music's outstanding capital stock. The Company funded Z Music's operations with advances under a note receivable. During 1998, the Company foreclosed on the assets of Z Music securing the note receivable and took possession of such assets. The foreclosure was completed in fourth quarter 1998. In connection with the Company's assumption of control of Z Music's assets, the Company recognized a charge of $14.5 million net of taxes in 1998 due to the write-off of the note receivable.

     The Z Music cable network features contemporary Christian music videos and is currently available in approximately 6.4 million U.S. broadcast and cable homes. The network's video programming covers a spectrum of musical styles, ranging from inspirational, country and rock videos to spiritual music videos with more overt Christian messages. The Z Music network also programs music news and artists' interviews, featuring artists with strong convictions and a passion for their message. The network's programming includes positive, uplifting music by artists that are not necessarily categorized as Christian.

ADDITIONAL INTERESTS

     Bass Pro Shops. In 1993, the Company purchased a minority interest in a partnership that owns and operates Bass Pro Shops, a leading retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a 185,000-square-foot retail center in Springfield, Missouri, and additional retail stores in Atlanta, Georgia, Gurnee, Illinois (near Chicago), Ft. Lauderdale, Florida, Islamorada, Florida and Grapevine, Texas, near the planned site for development of a new Opryland Hotel. Bass Pro Shops has announced plans to build five additional stores, including one to be located in the new Opry Mills complex. The partnership also owns a two-thirds interest in Tracker Marine, a manufacturer of fiberglass and aluminum fishing boats, which are sold through the Bass Pro Shops catalogs and by means of wholesale distribution to authorized dealers. The Company's properties are featured in the approximately 34 million Bass Pro Shops catalogs published annually. Bass Pro Shops also owns Big Cedar Lodge, a 1,250 acre resort development on Table Rock Lake located in the Ozark Mountains in southern Missouri.

     Nashville Predators. In 1997, the Company acquired a 19.9% interest in Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, an expansion franchise of the National Hockey League that began its inaugural season in the fall of 1998, in exchange for cash consideration of approximately $12.8 million.

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

  Broadcasting and Music

     KTVT competes for advertising revenues primarily with television stations serving the Dallas-Fort Worth DMA, including both independent stations and network-affiliated stations. Advertising rates of KTVT are based principally on the size, market share, and demographic profile of its viewing audience. WSM-AM, WSM-FM, and WWTN-FM similarly compete for advertising revenues with other radio stations in the Nashville market on the basis of formats, ratings, market share, and the demographic makeup of their audiences. The Company's television and radio stations also compete with cable networks and local cable channels for both audience share and advertising revenues and with the Internet, radio, newspapers, billboards, and magazines for advertising revenues. Other sources of present and potential competition are prerecorded video cassettes, direct broadcast satellite services, and multi-channel, multi-point distribution services. Management competence and experience, station frequency signal coverage, network affiliation, effectiveness of programming format, sales effort, and level of customer service are all important factors in determining competitive position.

     Word competes with numerous other companies that publish and distribute Christian inspirational music, many of which have longer operating histories and certain of which are tax exempt organizations. Word and Blanton Harrell Entertainment compete with other record and music publishing companies, both Christian and secular, to sign top artists and songwriters, and new talent. The Company's ability to sign and re-sign popular recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, Word's management team, and the royalty and advance arrangements offered.

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

     Until September of 2002, pursuant to the CBS Transitional Agreements, the Company is prohibited from owning or operating a cable network featuring country music videos or a significant amount of musical, sports, variety, or other entertainment features or series, the theme of which is perceived by the viewing public as "country entertainment." The Company is also generally prohibited, during such five-year period, from providing, or making available for viewing, "country entertainment" programming on a cable network or an over-the-air broadcast television station. Notwithstanding the foregoing, the Company can own and operate CMT International in any area outside of the United States and Canada, provided that CMT International's programming, other than country music videos, will not primarily consist of programming featuring or related to "country entertainment."

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

  Broadcasting and Music

     Radio and television broadcasting is subject to regulation under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations.

     Licenses issued for radio and television stations have terms of eight years. Television and radio broadcast licenses are renewable upon application to the FCC and in the past usually have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is aware of no reason why its radio and television station licenses should not be renewed.

     FCC regulations also limit concentrations of media ownership on both the local and national levels. FCC regulations prohibit the common ownership or control of most communications media serving the same market areas (i.e., (i) television and radio ownership; (ii) television and daily newspapers; (iii) radio and daily newspapers; and (iv) television and cable television). The FCC's liberal waiver policy for joint television and radio ownership now covers the top 50 markets. The number of radio stations a single entity may own in the same market area depends on the number of stations operating in the local radio market, and the FCC is conducting a rulemaking proceeding to consider whether owning more than one television station in the same market area may be permitted. The FCC has also issued a notice of inquiry for the purpose of reevaluating the restriction on radio/newspaper cross ownership. FCC regulations do not limit the total number of television broadcast stations held by any single entity so long as all of the stations under common control do not attain an aggregate national audience reach exceeding 35%. There are no limits on the total number of radio stations commonly owned on a national basis.

     The Communications Act also places certain limitations on alien ownership or control of entities holding broadcast licenses. The Restated Certificate of Incorporation of the Company (the "Restated Certificate") contains a provision permitting the Company to redeem common stock from certain holders if the Board of Directors deems such redemption necessary to prevent the loss or secure the reinstatement of any of its licenses or franchises. Communications companies may have non-citizen officers and directors.

     The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time, and the Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect on the Company of any such changes.

  Cable Networks

     CMT International's programming and uplink services are handled in the United States. Although the operations of the Company's cable networks are not directly subject to regulation, any future legislation or regulatory actions that increase rate regulation or effect structural changes on the Company's cable networks could require cable networks to lower charges for their programming. Increased rate regulation could, among other things, affect the ability or willingness of cable system operators to establish or retain Z Music as a basic tier cable service.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 4,860 full-time and 1,380 part-time and seasonal employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers of the Company as of the date hereof. All officers serve at the discretion of the Board of Directors.

NAME                                           AGE                       POSITION
----                                           ---                       --------
Edward L. Gaylord............................  79    Chairman of the Board
E. K. Gaylord II.............................  41    Vice-Chairman of the Board
Terry E. London..............................  49    Director, President and Chief Executive Officer
Joseph B. Crace..............................  44    Senior Vice President and Chief Financial Officer
Jerry O. Bradley.............................  59    President -- Acuff-Rose Music Publishing
Jack L. Gaines...............................  57    President -- Opryland Hospitality and Attractions
                                                     Group
Dan E. Harrell...............................  50    President -- Idea Entertainment
Carl W. Kornmeyer............................  46    President -- Communications Group
David B. Jones...............................  55    President -- Opryland Lodging Group
Rod F. Connor, Jr............................  46    Senior Vice President and Chief Administrative
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

     Mr. Crace has served as the Senior Vice President and Chief Financial Officer of the Company since February 1998. From June 1997 to February 1998, Mr. Crace was the chief executive officer of Blue Sky Group, Inc., a venture capital firm and a marketing and business development resource for entertainment, sports and health care companies. Prior to founding Blue Sky Group, Inc., Mr. Crace served in various capacities beginning in 1992 at Bob Evans Farms, Inc., a restaurant and consumer products company, including group vice president in charge of specialty products and business development and president and chief executive officer of its Hickory Specialties, Inc. subsidiary, a manufacturer of barbecue grills and accessories, charcoal briquettes, and liquid smoke.

     Mr. Bradley has served as President of Acuff-Rose Music Publishing since September 1993 and, prior to that time, as General Manager of Acuff-Rose Music Publishing since July 1986. Prior to joining Acuff-Rose Music Publishing, Mr. Bradley operated Bradley Productions, an independent production company for three years and worked for RCA Records for 16 years.

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

     Mr. Harrell has been President of Idea Entertainment, the Company's family entertainment subsidiary that includes the operations of Word, since the Company's March 1997 acquisition of Blanton Harrell Entertainment, an artist management company that manages the careers of several prominent contemporary Christian music artists. For over 17 years prior to such acquisition, Mr. Harrell was co-owner of Blanton Harrell Entertainment.

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

     Mr. Jones has been the President of the newly formed Opryland Lodging Group since May 1998. From 1993 until May 1998, Mr. Jones served as President and Chief Operating Officer of John Q. Hammons Hotels, Inc.

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

HOSPITALITY AND ATTRACTIONS

     The Company owns land in Nashville, Tennessee and the improvements thereon that comprise the Opryland complex. The Opryland complex includes the site of the Opryland Hotel (approximately 120 acres), the former site of the Opryland theme park (approximately 200 acres), the General Jackson showboat's docking facility, the production and administration facilities that are currently being leased to CBS for TNN and CMT, the Opry House, and WSM Radio's offices and studios. The Company has entered into 99-year lease agreements with The Mills Corporation for approximately 124 acres of the Opryland complex in exchange for a one-third interest in a partnership formed for the development of Opry Mills, together with other consideration. The Company also owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, a 26-acre KOA campground, and the 6.7-acre site of the Inn at Opryland, all of which are located near the Opryland complex. In addition, the Company owns the Ryman Auditorium and a Wildhorse Saloon dance hall and production facility in downtown Nashville. The Company also owns a 100,000 square foot warehouse in Old Hickory, Tennessee. The Company leases its Wildhorse Saloon site in Orlando. The Company has entered into contracts to acquire real property (subject to contingencies) for its planned hotel in the Dallas-Fort Worth area and is currently negotiating a real property lease for its planned Orlando-area hotel.

BROADCASTING AND MUSIC

     The Company owns all of KTVT's business facilities which are comprised of an office and two studios containing an aggregate of approximately 48,000 square feet in Fort Worth, Texas and an additional building of approximately 19,000 square feet in Dallas, Texas containing sales and news operations. KTVT owns its transmitter facilities and tower. The Company owns the Acuff-Rose Music Publishing building located on Nashville's "Music Row" and adjacent real estate. In August 1998, the Company acquired an office building of approximately 40,000 square feet, also located on Music Row, for use by Word for executive and administrative office space. Word leases approximately 34,000 additional square feet on various floors of a Nashville office building, which space is primarily used for sales and administrative offices. These leases expire on various dates ranging from July 1999 to November 2003. Word also leases sales offices and warehouse space in Richmond, Canada and Milton Keynes, United Kingdom. Additionally, the Company and Word guarantee the lease of warehouse space in Smyrna, Tennessee, by Menlo Logistics, Inc. for use in connection with the distribution by Menlo of Word's products.

CABLE NETWORKS

     The Company owns the offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. Pursuant to the CBS Transitional Agreements, these facilities are being leased to CBS. Master control and satellite uplink operations for CMT International and Z Music are also located in the facilities being leased to CBS. The services for the satellite uplink operations are being provided by CBS to the Company pursuant to the CBS Transitional Agreements. CMT International has offices in the executive office building and currently leases its transponders. Additionally, CMT International leases office space in Sydney, Australia and Miami, Florida.

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

     The Company may have potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for response costs at two Superfund sites. The liability relates to properties formerly owned by Old Gaylord. In 1991, Old Gaylord and OPUBCO, a former subsidiary of Old Gaylord, entered into a distribution agreement (the "OPUBCO Distribution Agreement"), pursuant to which OPUBCO assumed such liabilities and agreed to indemnify Old Gaylord for any losses, damages, or other liabilities incurred by Old Gaylord in connection with such matters. Under the OPUBCO Distribution Agreement, OPUBCO is required to maintain adequate reserves to cover potential Superfund liabilities. In connection with the Restructuring, Old Gaylord assigned its rights under the OPUBCO Distribution Agreement to the Company, and Old Gaylord has a right of subrogation to the Company's right to indemnification from OPUBCO. To date, no litigation has been commenced against the Company, Old Gaylord or OPUBCO with respect to these two Superfund sites.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1997:
  Fourth Quarter............................................  $33.25   $28.38
YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................  $36.81   $29.88
  Second Quarter............................................   37.50    32.00
  Third Quarter.............................................   34.19    25.25
  Fourth Quarter............................................   30.75    22.00
YEAR ENDED DECEMBER 31, 1999:
  First Quarter (through March 26, 1999)....................  $31.13   $24.25

  (b) Holders

     At March 18, 1999, the approximate number of record holders of the Common Stock was 2,981.

  (c) Cash Dividends

     The following table sets forth cash dividends paid by the Company per share of Common Stock for the periods indicated:

YEAR ENDED DECEMBER 31, 1997:
  Fourth Quarter............................................  $0.15
YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................   0.15
  Second Quarter............................................   0.15
  Third Quarter.............................................   0.15
  Fourth Quarter............................................   0.20
YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................   0.20

     Although a revolving credit agreement among the Company and a syndicate of banks with NationsBank, N.A. acting as agent (the "1997 Credit Facility") does not specifically limit the Company's ability to pay dividends, the 1997 Credit Facility requires the Company to maintain certain financial ratios and minimum stockholders' equity levels, and the Company would be prohibited from paying dividends if it were in default under such provisions of the 1997 Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is included in
Exhibit 13.1 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is included in Exhibit
13.1 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the information on page 34 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is included in Exhibit 13.1 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the information on pages 35 through 52 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is included in Exhibit
13.1 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is included under the caption "PROPOSAL ONE -- ELECTION OF CLASS II DIRECTORS" and information required by Item 405 of Regulation S-K is included under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," in each case of the Company's Proxy Statement for Annual Meeting of Stockholders to be held May 13, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6, and are incorporated herein by reference.

     Pursuant to General Instruction G(3) of Form 10-K, certain information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6, and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6, and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6, and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are filed as a part of this report, with reference to the applicable pages of Exhibit 13.1 to this Form 10-K:

                                                              EXHIBIT 13.1
                                                                  PAGE
                                                              ------------
Consolidated Statements of Income For the Years Ended
  December 31, 1998, 1997, and 1996.........................        13
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................        14
Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1998, 1997, and 1996.........................        15
Consolidated Statements of Stockholders' Equity For the
  Years Ended December 31, 1998, 1997, and 1996.............        16
Notes to Consolidated Financial Statements..................        17

     (a)(2) Financial Statement Schedules. The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Form 10-K:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts For the
  Year Ended December 31, 1998..............................   S-2
Schedule II -- Valuation and Qualifying Accounts For the
  Year Ended December 31, 1997..............................   S-3

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Exhibits.  See Index to Exhibits, pages 18 through 21.

     (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the last quarter of the period covered by this report on Form 10-K.

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

March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ EDWARD L. GAYLORD                  Chairman of the Board            March 31, 1999
-----------------------------------------------------
                  Edward L. Gaylord

                 /s/ TERRY E. LONDON                   Director, President and Chief    March 31, 1999
-----------------------------------------------------    Executive Officer (Principal
                   Terry E. London                       Executive Officer)

                 /s/ JOSEPH B. CRACE                   Senior Vice President and Chief  March 31, 1999
-----------------------------------------------------    Financial Officer (Principal
                   Joseph B. Crace                       Accounting and Financial
                                                         Officer)

               /s/ MARTIN C. DICKINSON                 Director                         March 31, 1999
-----------------------------------------------------
                 Martin C. Dickinson

            /s/ CHRISTINE GAYLORD EVEREST              Director                         March 31, 1999
-----------------------------------------------------
              Christine Gaylord Everest

                /s/ E. K. GAYLORD II                   Vice-Chairman of the Board       March 31, 1999
-----------------------------------------------------
                  E. K. Gaylord II

                /s/ CRAIG L. LEIPOLD                   Director                         March 31, 1999
-----------------------------------------------------
                  Craig L. Leipold

                 /s/ JOE M. RODGERS                    Director                         March 31, 1999
-----------------------------------------------------
                   Joe M. Rodgers

             /s/ MARY AGNES WILDEROTTER                Director                         March 31, 1999
-----------------------------------------------------
               Mary Agnes Wilderotter

                 /s/ HOWARD L. WOOD                    Director                         March 31, 1999
-----------------------------------------------------
                   Howard L. Wood

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  2.1+       Basic Agreement, dated as of December 15, 1993, among
             BASSGEC Management Company, Bass Pro Shops, Inc., Trackmar
             Corporation, Finley River Properties, Inc., John L. Morris,
             Trustee of the John L. Morris Revocable Living Trust, U/T/A
             dated December 23, 1986, as amended, Hospitality and Leisure
             Management, Inc., John L. Morris, and the Registrant's
             former parent Gaylord Entertainment Company ("Old Gaylord")
             (incorporated by reference to Exhibit 2.1 to Old Gaylord's
             Registration Statement on Form S-3 (Registration No.
             33-74552))
  2.2+       Asset Purchase Agreement by and among Cencom Cable
             Television, Inc., Lenoir TV Cable, Inc., CCT Holdings
             Corporation and CCA Holdings Corporation dated as of March
             30, 1995 (incorporated by reference to Exhibit 2 to Old
             Gaylord's Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1995)
  2.3        Amendment 1 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of May 24, 1995 (incorporated by reference to Exhibit 2.2 to
             Old Gaylord's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995)
  2.4        Amendment 2 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of September 29, 1995 (incorporated by reference to Exhibit
             2.3 to Old Gaylord's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995)
  2.5+       Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word, Incorporated and Word
             Direct Partners, L.P. as Sellers and Old Gaylord as Buyer
             (incorporated by reference to Exhibit 2.1 to the Current
             Report on Form 8-K, dated January 6, 1997, of Thomas Nelson,
             Inc.)
  2.6+       Amendment No. 1 to the Asset Purchase Agreement dated as of
             January 6, 1997, by and among Thomas Nelson, Inc., Word
             Incorporated and Word Direct Partners, L.P. as Sellers and
             Old Gaylord as Buyer (incorporated by reference to Exhibit
             2.2 to the Current Report on Form 8-K, dated January 6,
             1997, of Thomas Nelson, Inc.)
  2.7+       Asset Purchase Agreement, dated as of January 6, 1997, by
             and between Nelson Word Limited and Word Entertainment
             Limited (incorporated by reference to Exhibit 2.3 to the
             Current Report on Form 8-K, dated January 6, 1997, of Thomas
             Nelson, Inc.)
  2.8+       Subsidiary Asset Purchase Agreement executed on January 6,
             1997 and dated as of November 21, 1996 between Word
             Communications, Ltd. and Word Entertainment (Canada), Inc.
             (incorporated by reference to Exhibit 2.4 to the Current
             Report on Form 8-K, dated January 6, 1997, of Thomas Nelson,
             Inc.)
  2.9+       Asset Purchase Agreement by and between Cox Broadcasting,
             Inc. and Gaylord Broadcasting Company, L.P. dated January
             20, 1997 (incorporated by reference to Exhibit 2.10 to Old
             Gaylord's Annual Report on Form 10-K, as amended by Form
             10-K/A, for the year ended December 31, 1996)
  2.10+      Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation ("Westinghouse"), G
             Acquisition Corp. and Old Gaylord (incorporated by reference to Exhibit 2.1 to Old Gaylord's Current Report on Form 8-K
             dated February 9, 1997)
  3.1        Restated Certificate of Incorporation of the Registrant
             (incorporated by reference to Exhibit 3 to the Registrant's
             Current Report on Form 8-K dated October 7, 1997)
  3.2        Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
             Form 10, as amended (File No. 1-13079))

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  4.1        Specimen of Common Stock certificate (incorporated by
             reference to Exhibit 4.1 to the Company's Registration
             Statement on Form 10, as amended (File No. 1-13079))
  4.2        Credit Agreement dated as of August 19, 1997 among Old
             Gaylord, the banks named therein and NationsBank of Texas,
             N.A., ("NationsBank") as Administrative Lender (including
             form of Swing Line Note, form of Revolving Credit Note, and form of Assumption Agreement)(incorporated by reference to
             Exhibit 4.2 to the Company's Registration Statement on Form
             10, as amended (File No. 1-13079))
  4.3        First Amendment to Credit Agreement, dated as of September
             30, 1997, among Old Gaylord, the Registrant, the banks named therein, and NationsBank (incorporated by reference to
             Exhibit 4.3 to Gaylord's Annual Report on Form 10-K for the
             year ended December 31, 1997)
  4.4        Second Amendment to Credit Agreement, dated as of March 24,
             1998 but effective as of October 1, 1997, among the
             Registrant, the banks named therein, and NationsBank
             (incorporated by reference to Exhibit 4.4 to Gaylord's
             Annual Report on Form 10-K for the year ended December 31,
             1997)
  4.5*       Third Amendment to Credit Agreement, dated as of March 22,
             1999 but effective as of December 31, 1998, among the
             Registrant, the banks named therein, and NationsBank, N.A.
             (successor by merger to NationsBank)
  9.1        Voting Trust Agreement ("Voting Trust Agreement") dated as of October 3, 1990 between certain stockholders of The
             Oklahoma Publishing Company and Edward L. Gaylord, Edith
             Gaylord Harper, Christine Gaylord Everest, and E. K. Gaylord
             II as Voting Trustees (incorporated by reference to Exhibit
             9.1 to Old Gaylord's Registration Statement on Form S-1
             (Registration No 33-42329))
  9.2        Amendment No. 1 to Voting Trust Agreement dated as of
             October 7, 1991 between certain stockholders of The Oklahoma
             Publishing Company and Edward L. Gaylord, Edith Gaylord
             Harper, Christine Gaylord Everest, and E. K. Gaylord II as
             Voting Trustees (incorporated by reference to Exhibit 9.2 to
             Old Gaylord's Registration Statement on Form S-1
             (Registration No. 33-42329))
 10.1        Senior Subordinated Note issued on September 29, 1995 by CCT
             Holdings Corporation in the original principal amount of
             $165,687,890 (incorporated by reference to Exhibit 10.1 to
             Old Gaylord's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995)
 10.2        Senior Subordinated Loan Agreement, dated as of September
             29, 1995, between CCT Holdings and Cencom Cable Television,
             Inc. (incorporated by reference to Exhibit 10.2 to Old
             Gaylord's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995)
 10.3        Contingent Payment Agreement, dated as of September 29,
             1995, between Charter Communications Entertainment, L.P.,
             CCT Holdings Corporation and Cencom Cable Television, Inc.
             (incorporated by reference to Exhibit 10.3 to Old Gaylord's
             Current Report on Form 8-K filed with the Securities and
             Exchange Commission on October 13, 1995)
 10.4        Letter Agreement dated September 14, 1994 between CBS, Inc.
             and the Registrant (d/b/a KTVT, Fort Worth Dallas) as
             modified by the Affiliation Agreement dated December 2, 1994 between the parties as amended by the letter agreement
             between the parties dated December 29, 1994 (incorporated by reference to Exhibit 10.20 of Old Gaylord's Annual Report on
             Form 10-K for the year ended December 31, 1994)
 10.5        Amended and Restated Limited Partnership Agreement of Bass
             Pro, L.P. (incorporated by reference to Exhibit 2.3 to Old
             Gaylord's Registration Statement on Form S-3 (Registration
             No. 33-74552))

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.6        Tax Disaffiliation Agreement by and among Old Gaylord, the
             Registrant and Westinghouse, dated September 30, 1997
             (incorporated by reference to Exhibit 10.3 to the
             Registrant's Current Report on Form 8-K, dated October 7,
             1997)
 10.7        Post-Closing Covenants Agreement among Westinghouse, Old
             Gaylord, the Registrant and certain subsidiaries of the
             Registrant dated September 30, 1997 (incorporated by
             reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated October 7, 1997)
 10.8        Agreement and Plan of Distribution, dated September 30,
             1997, between Old Gaylord and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current
             Report on Form 8-K dated October 7, 1997)
 10.9        Opry Mills Limited Partnership Agreement, executed as of
             March 31, 1998, by and among Opry Mills, L.L.C., The Mills
             Limited Partnership, and Opryland Attractions, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.10       Contract for a Space Segment Service on the Eutelsat Hotbird
             3 Satellite dated April 25, 1995 by and between British
             Telecommunications plc and Country Music Television, Inc.
             (including schedules and exhibits material to an
             understanding of the Agreement) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1998)

             EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS
 10.11       1997 Stock Option and Incentive Plan Amended and Restated as
             of August 15, 1998 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998)
 10.12       The Opryland USA Inc. Supplemental Deferred Compensation
             Plan (incorporated by reference to Exhibit 10.11 to Old
             Gaylord's Registration Statement on Form S-1 (Registration
             No. 33-42329))
 10.13       The Opryland USA Inc. Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit 10.22 to Old Gaylord's
             Annual Report on Form 10-K for the year ended December 31,
             1992)
 10.14       Gaylord Entertainment Company Excess Benefit Plan
             (incorporated by reference to Exhibit 10.30 to Old Gaylord's
             Annual Report on Form 10-K for the year ended December 31,
             1994)
 10.15       Gaylord Entertainment Company Supplemental Executive
             Retirement Plan (incorporated by reference to Exhibit 10.31 to Old Gaylord's Annual Report on Form 10-K for the year
             ended December 31, 1994)
 10.16       Gaylord Entertainment Company Directors' Unfunded Deferred
             Compensation Plan (incorporated by reference to Exhibit
             10.32 to Old Gaylord's Annual Report on Form 10-K for the
             year ended December 31, 1994)
 10.17       Form of Severance Agreement between the Registrant and
             certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord's Annual Report on Form 10-K
             for the year ended December 31, 1996)
 10.18       Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.24 to Old
             Gaylord's Annual Report on Form 10-K for the year ended
             December 31, 1996)
 10.19       Executive Employment Agreement of Dan E. Harrell, dated
             March 24, 1997, with Word Entertainment Group, Inc., a
             subsidiary of the Registrant (incorporated by reference to
             Exhibit 10.17 to Gaylord's Annual Report on Form 10-K for
             the year ended December 31, 1997)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.20       Letter Agreement, dated March 26, 1998, regarding employment of Jerry O. Bradley, by the Registrant (incorporated by
             reference to Exhibit 10.18 to Gaylord's Annual Report on
             Form 10-K for the year ended December 31, 1997)
 10.21*      Letter Agreement, dated June 4, 1998, regarding change of
             status of Jack J. Vaughn, by the Registrant
 10.22*      Senior Advisor Agreement, dated June 10, 1998, between Jack
             J. Vaughn and the Registrant
 13.1*       Portions of the Registrant's Annual Report to Stockholders
             for the year ended December 31, 1998
 21*         Subsidiaries of Gaylord Entertainment Company
 23*         Consent of Independent Auditors
 27*         Financial Data Schedule for year ended December 31, 1997
             (for SEC use only)

---------------

+ As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
* Filed herewith.

To Gaylord Entertainment Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Gaylord Entertainment Company as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 included in this Annual Report on Form 10-K and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in response to Item 14(a)(2) of this Annual Report on Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 25, 1999

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                             ADDITIONS CHARGED TO
                                                BALANCE AT   --------------------                BALANCE AT
                                                BEGINNING    COSTS AND    OTHER                    END OF
                                                OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS     PERIOD
                                                ----------   ---------   --------   ----------   ----------
Restructuring charge..........................    $6,073        --          --        3,779        $2,294
                                                  ======        ==          ==        =====        ======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                             ADDITIONS CHARGED TO
                                                BALANCE AT   --------------------                BALANCE AT
                                                BEGINNING    COSTS AND    OTHER                    END OF
                                                OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS     PERIOD
                                                ----------   ---------   --------   ----------   ----------
Restructuring charge..........................     $ --       13,654       --         7,581        $6,073
                                                   ====       ======       ==         =====        ======