Form 10-K/A
period 1998-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 1999-05-17
CIK 1040829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This amendment is being filed in order to include the information required by this item, which information was inadvertently omitted from Exhibit 13.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The information required by this item is incorporated by reference to the information on page 34 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is included in Exhibit 13.2 to this Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3) Exhibits.  See Index to Exhibits, pages 3 through 6.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GAYLORD ENTERTAINMENT COMPANY

                                          By:     /s/ THOMAS J. SHERRARD
                                            ------------------------------------
                                                     Thomas J. Sherrard
                                                          Secretary

May 14, 1999

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

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.20       Letter Agreement, dated March 26, 1998, regarding employment of Jerry O. Bradley, by the Registrant (incorporated by
             reference to Exhibit 10.18 to Gaylord's Annual Report on
             Form 10-K for the year ended December 31, 1997)
 10.21*      Letter Agreement, dated June 4, 1998, regarding change of
             status of Jack J. Vaughn, by the Registrant
 10.22*      Senior Advisor Agreement, dated June 10, 1998, between Jack
             J. Vaughn and the Registrant
 13.1*       Portions of the Registrant's Annual Report to Stockholders
             for the year ended December 31, 1998
 13.2**      Portion of the Registrant's Annual Report to Stockholders for the
             year ended December 31, 1998 containing Quantitative and
             Qualitative Disclosures About Market Risk.
 21*         Subsidiaries of Gaylord Entertainment Company
 23*         Consent of Independent Auditors
 27*         Financial Data Schedule for year ended December 31, 1997
             (for SEC use only)

---------------

+ As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
*  Filed with Annual Report on Form 10-K for fiscal year ended December 31,
   1998.
** Filed herewith.