Form 10-Q
period 1999-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 1999-05-17
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number 1-13079

                         GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      73-0664379
---------------------------------------           ------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

          One Gaylord Drive
        Nashville, Tennessee                                   37214
---------------------------------------           ------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (615) 316-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of April 30, 1999
           -----                            --------------------------------
Common Stock, $.01 par value                        32,809,448 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended March 31, 1999 and 1998                                   3

                  Condensed Consolidated Balance Sheets -
                       March 31, 1999 and December 31, 1998                                                  4

                  Condensed Consolidated Statements of Cash Flows -
                       For the Three Months Ended March 31, 1999 and 1998                                    5

                  Notes to Condensed Consolidated Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                14


Part II - Other Information

         Item 1.  Legal Proceedings                                                                         15

         Item 2.  Changes in Securities and Use of Proceeds                                                 15

         Item 3.  Defaults Upon Senior Securities                                                           15

         Item 4.  Submission of Matters to a Vote of Security Holders                                       15

         Item 5.  Other Information                                                                         15

         Item 6.  Exhibits and Reports on Form 8-K                                                          15

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999               1998
                                                           ---------          ---------
Revenues                                                   $ 113,139          $ 108,021

Operating expenses:
     Operating costs                                          74,491             66,356
     Selling, general and administrative                      31,272             31,373
     Depreciation and amortization                            12,024              9,830
                                                           ---------          ---------
          Operating income (loss)                             (4,648)               462

Interest expense                                              (3,148)            (6,896)
Interest income                                                  447              6,420
Other gains and losses                                       129,699              3,328
                                                           ---------          ---------
          Income before provision for income taxes           122,350              3,314

Provision for income taxes                                    42,558              1,275
                                                           ---------          ---------
          Net income                                       $  79,792          $   2,039
                                                           =========          =========
Net income per share                                       $    2.43          $    0.06
                                                           =========          =========
Net income per share - assuming dilution                   $    2.41          $    0.06
                                                           =========          =========
Dividends per share                                        $    0.20          $    0.15
                                                           =========          =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,             DEC. 31,
                                                                                      1999                 1998
                                                                                   -----------          -----------
                                     ASSETS
Current assets:
     Cash                                                                          $    11,087          $    18,746
     Trade receivables, less allowance of $5,161 and $5,517, respectively               96,835               94,429
     Inventories                                                                        27,496               27,018
     Other assets                                                                       48,346               49,009
                                                                                   -----------          -----------
          Total current assets                                                         183,764              189,202
                                                                                   -----------          -----------

Property and equipment, net of accumulated depreciation                                592,386              586,898
Intangible assets, net of accumulated amortization                                     117,517              117,529
Investments                                                                             79,895               78,140
Long-term notes receivable                                                              36,889                9,015
Other assets                                                                            32,804               31,208
                                                                                   -----------          -----------
          Total assets                                                             $ 1,043,255          $ 1,011,992
                                                                                   ===========          ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                             $     1,125          $     6,269
     Accounts payable and accrued liabilities                                          102,713              115,837
                                                                                   -----------          -----------
          Total current liabilities                                                    103,838              122,106
                                                                                   -----------          -----------
Long-term debt                                                                         253,429              276,712
Deferred income taxes                                                                   52,195               52,747
Other liabilities                                                                       33,558               33,039
Minority interest                                                                        1,975                2,228

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                             --                   --
     Common stock, $.01 par value, 150,000 shares authorized,
          32,809 and 32,808 shares issued and outstanding, respectively                    328                  328
     Additional paid-in capital                                                        500,456              500,434
     Retained earnings                                                                  99,929               26,699
     Other stockholders' equity                                                         (2,453)              (2,301)
                                                                                   -----------          -----------
          Total stockholders' equity                                                   598,260              525,160
                                                                                   -----------          -----------
          Total liabilities and stockholders' equity                               $ 1,043,255          $ 1,011,992
                                                                                   ===========          ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                              1999              1998
                                                                            ---------          --------
Cash Flows from Operating Activities:
     Net income                                                             $  79,792          $  2,039
     Amounts to reconcile net income to net cash flows
          used in operating activities:
          Depreciation and amortization                                        12,024             9,830
          Deferred income taxes                                                  (552)            1,275
          Gain on equity participation rights                                (129,875)               --
          Noncash interest income                                                  --            (6,235)
          Changes in:
               Trade receivables                                               (2,406)            3,016
               Accounts payable and accrued liabilities                       (11,820)          (26,692)
               Other assets and liabilities                                      (587)           (6,468)
                                                                            ---------          --------
          Net cash flows used in operating activities                         (53,424)          (23,235)
                                                                            ---------          --------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                      (15,267)           (8,078)
     Proceeds from equity participation rights                                130,000                --
     Proceeds from sale of property and equipment                                  --             6,004
     Investments in, advances to and distributions from affiliates            (32,253)           (9,847)
     Other investing activities                                                (1,746)            3,463
                                                                            ---------          --------
          Net cash flows provided by (used in) investing activities            80,734            (8,458)
                                                                            ---------          --------
Cash Flows from Financing Activities:
     Repayment of debt                                                         (8,550)             (702)
     Proceeds from issuance of debt                                               500               500
     Net borrowings (repayments) under revolving credit agreements            (20,377)           36,952
     Proceeds from exercise of stock options                                       20               253
     Dividends paid                                                            (6,562)           (4,928)
                                                                            ---------          --------
          Net cash flows provided by (used in) financing activities           (34,969)           32,075
                                                                            ---------          --------

Net change in cash                                                             (7,659)              382
Cash, beginning of period                                                      18,746             8,712
                                                                            ---------          --------
Cash, end of period                                                         $  11,087          $  9,094
                                                                            =========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

2. INCOME PER SHARE:

The Company calculates income per share using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options.

The weighted average number of common shares outstanding is calculated as follows:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                          ------------------------
                                                           1999              1998
                                                          ------            ------
         Weighted average shares outstanding              32,809            32,798
         Effect of dilutive stock options                    257               401
                                                          ------            ------
         Weighted average shares outstanding -
              assuming dilution                           33,066            33,199
                                                          ======            ======


3.  COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three months ended March 31, 1999 and 1998.

4.  OTHER GAINS AND LOSSES:

The Company recognized a pretax gain of $129,875 during the first three months of 1999 related to the collection of $130,000 in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995. The Company recognized a current provision for income taxes of $45,456 related to the gain.

5. LONG-TERM NOTES RECEIVABLE:

The Company owns a minority limited partnership interest in Bass Pro, L.P. ("Bass Pro"). During the first three months of 1999, the Company advanced $28,080 to Bass Pro under an unsecured note agreement which bears interest at 8% annually and is due in 2003. Interest under the note agreement is payable annually.

6.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                                       THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------
                                                       1999                  1998
                                                     ---------             ---------
         Revenues:
              Hospitality and attractions            $  67,401             $  61,441
              Broadcasting and music                    44,733                43,440
              Cable networks                             1,005                 3,140
                                                     ---------             ---------
                   Total                             $ 113,139             $ 108,021
                                                     =========             =========

         Depreciation and amortization:
              Hospitality and attractions            $   7,765             $   6,687
              Broadcasting and music                     2,641                 1,641
              Cable networks                               477                   441
              Corporate                                  1,141                 1,061
                                                     ---------             ---------
                   Total                             $  12,024             $   9,830
                                                     =========             =========

         Operating income (loss):
              Hospitality and attractions            $   3,359             $   3,764
              Broadcasting and music                       633                 5,463
              Cable networks                            (1,886)               (3,058)
              Corporate                                 (6,754)               (5,707)
                                                     ---------             ---------
                   Total                             $  (4,648)            $     462
                                                     =========             =========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel located in Nashville, Tennessee and the Company's Nashville-based attractions. The broadcasting and music segment includes the Company's television station; radio stations; music publishing business; Word Entertainment ("Word"), the Company's contemporary Christian music company; and Pandora Investments, S.A. ("Pandora"), a Luxembourg based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States. The cable networks segment consists primarily of CMT International, a country music video cable network operated in Latin America and the Pacific Rim. The Company's unallocated corporate expenses are reported separately.

PENDING SALE OF KTVT

During April 1999, the Company announced it had entered into an agreement to sell its television station KTVT in Dallas-Ft. Worth to CBS Corporation in exchange for $485 million of CBS common stock and other consideration. The transaction is subject to several conditions, including approvals from the Federal Communications Commission and other regulatory agencies. The transaction is anticipated to close by the end of 1999 and result in a gain of approximately $280 million, net of deferred taxes.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month period ended March 31, 1999 and 1998 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                           Three Months Ended
                                                               March 31,
                                             ----------------------------------------------
                                              1999           %            1998          %
                                            ---------      ------      ---------      ------
Revenues:
  Hospitality and attractions               $  67,401        59.6      $  61,441        56.9
  Broadcasting and music                       44,733        39.5         43,440        40.2
  Cable networks                                1,005         0.9          3,140         2.9
                                            ---------      ------      ---------      ------
     Total revenues                           113,139       100.0        108,021       100.0
                                            ---------      ------      ---------      ------

Operating expenses:
  Operating costs                              74,491        65.9         66,356        61.4
  Selling, general & administrative            31,272        27.6         31,373        29.1
  Depreciation and amortization:
    Hospitality and attractions                 7,765                      6,687
    Broadcasting and music                      2,641                      1,641
    Cable networks                                477                        441
    Corporate                                   1,141                      1,061
                                            ---------      ------      ---------      ------
    Total depreciation and amortization        12,024        10.6          9,830         9.1
                                            ---------      ------      ---------      ------
       Total operating expenses               117,787       104.1        107,559        99.6
                                            ---------      ------      ---------      ------
Operating income (loss):
  Hospitality and attractions                   3,359         5.0          3,764         6.1
  Broadcasting and music                          633         1.4          5,463        12.6
  Cable networks                               (1,886)         --         (3,058)         --
  Corporate                                    (6,754)         --         (5,707)         --
                                            ---------      ------      ---------      ------
     Total operating income (loss)          $  (4,648)       (4.1)     $     462         0.4
                                            =========      ======      =========      ======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

Total Revenues - Total revenues increased $5.1 million, or 4.7%, to $113.1 million in the first three months of 1999. This increase results primarily from increased revenues in the hospitality and attractions segment, principally the Opryland Hotel, offset in part by decreased revenues in the cable networks segment as a result of CMT International ceasing its European operations effective March 31, 1998.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $6.0 million, or 9.7%, to $67.4 million in the first three months of 1999. Opryland Hotel revenues increased $5.0 million, or 9.5%, to $57.6 million in the first three months of 1999. The hotel's occupancy rate increased to 81.4% in the first three months of 1999 compared to 78.4% in the first three months of 1998. The hotel sold 203,175 rooms in the first three months of 1999 compared to 196,100 rooms sold in the same period of 1998, reflecting a 3.6% increase from 1998. The hotel's average guest room rate decreased to $131.40 in the first three months of 1999 from $132.98 in the first three months of 1998. The increase in revenues is also due to revenues from the Wildhorse Saloon in Orlando, Florida, which opened in April 1998, of $1.4 million and consulting and other services fee revenues related to the Opry Mills partnership of $1.3 million. These increases are partially offset by a decrease in revenues from the Company's investment in Bass Pro, L.P. ("Bass Pro") of $2.1 million.

Broadcasting and Music - Revenues in the broadcasting and music segment increased $1.3 million, or 3.0%, to $44.7 million in the first three months of 1999. The increase is primarily due to an increase in revenues of Word of $2.4 million and Pandora, which was acquired in July 1998, of $1.9 million. This increase is partially offset by a decrease in revenues of KTVT of $3.5 million. The decrease in KTVT revenues is primarily related to the carriage of the 1998 Winter Olympics. Revenues for KTVT for the first three months of 1999 were $11.3 million.

Cable Networks - Revenues in the cable networks segment decreased $2.1 million to $1.0 million in the first three months of 1999. The decrease is primarily the result of CMT International ceasing its European operations effective March 31, 1998.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $10.2 million, or 9.5%, to $117.8 million in the first three months of 1999. Operating costs, as a percentage of revenues, increased to 65.9% during the first three months of 1999 as compared to 61.4% during the first three months of 1998. Selling, general and administrative expenses, as a percentage of revenues, decreased to 27.6% during the first three months of 1999 as compared to 29.1% during the first three months of 1998.

Operating Costs - Operating costs increased $8.1 million, or 12.3%, to $74.5 million in the first three months of 1999. The increase is primarily attributable to increased operating costs of Word of $1.5 million related to increased revenues. The operating costs of Pandora, which was acquired in July 1998, were $1.3 million in the first three months of 1999. Additionally, operating costs of the Wildhorse Saloon in Orlando, Florida, which opened in April 1998, increased $1.4 million in the first three months of 1999. The operating costs of the Opryland Hotel increased $1.4 million in the first three months of 1999.

Selling, General and Administrative - Selling, general and administrative expenses decreased $0.1 million to $31.3 million for the first three months of 1999. The decrease is primarily attributable to lower selling, general and administrative expenses of the European operations of CMT International, which ceased operations on March 31, 1998, of $1.5 million and the recognition of a valuation reserve of $1.6 million on a long-term note receivable from Z Music, Inc. during the first three months of 1998. These decreases are partially offset by an increase of $1.0 million in selling, general and administrative expenses of Word in the first three months of 1999.

Depreciation and Amortization - Depreciation and amortization increased $2.2 million, or 22.3%, to $12.0 million in the first three months of 1999. The increase is primarily attributable to the depreciation expense of acquisitions and capital expenditures made in 1998.

Operating Income

Total Operating Income - Total operating income decreased $5.1 million to an operating loss of $4.6 million in the first three months of 1999. Operating income in the hospitality and attractions segment decreased $0.4 million during the first three months of 1999 as a result of lower earnings from the Company's investment in Bass Pro partially offset by increased operating income of the Opryland Hotel. Broadcasting and music segment operating income decreased $4.8 million during the first three months of 1999 primarily due to a decrease at KTVT of $3.5 million. The operating income of KTVT for the first three months of 1999 was $2.7 million. Operating losses of the cable networks segment decreased $1.2 million during the first three months of 1999 primarily as a result of CMT International ceasing its European operations effective March 31, 1998. Corporate operating losses increased $1.0 million during the first three months of 1999 as a result of increased administrative costs.

Interest Expense

Interest expense decreased $3.7 million to $3.1 million in the first three months of 1999. The decrease is primarily attributable to lower average borrowing levels during the first three months of 1999 than in the first three months of 1998. The Company's weighted average interest rate on its borrowings was 6.7% in the first three months of 1999 and 1998.

Interest Income

Interest income decreased $6.0 million to $0.4 million in the first three months of 1999. The decrease relates to the December 1998 collection of a long-term note receivable which originated from the sale of the Company's cable television systems.

Other Gains and Losses

During the first three months of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision for income taxes was $42.6 million for the first three months of 1999 compared to $1.3 million for the first three months of 1998. The effective tax rate on income before provision for income taxes was 34.8% for the first three months of 1999 compared to 38.5% for the first three months of 1998. The Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At April 30, 1999, the Company had approximately $359 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. The $130 million proceeds from the equity participation rights were used to reduce outstanding indebtedness under the Revolver.

The Company currently projects capital expenditures of approximately $55 million for 1999, of which $15.3 million had been spent as of March 31, 1999. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Revolver, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications, certain computer systems (hardware, software and equipment) will not operate properly when using the two digits used in date calculations for the year 2000. These computer systems interpret the "00" used in date calculations to represent the year 1900. During 1996, the Company formed an internal task force responsible for assessing, testing and correcting the Company's information technology and systems risks associated with the year 2000. The task force has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000, and is taking the appropriate action to ensure compliance. In certain instances, hardware, software and equipment that will not operate properly in the year 2000 are being replaced.

As of March 31, 1999, the task force has determined and confirmed through testing that approximately 60% of the Company's systems, in certain circumstances following already completed programming changes or replacements, will operate properly in the year 2000. As of March 31, 1999, sixty-two of the Company's sixty-three internally developed software applications are considered year 2000 compliant.

As to systems not currently determined to be year 2000 compliant, the Company is currently replacing or repairing hardware, software and equipment that it anticipates will not work properly in the year 2000. The Company expects that replacements and repairs of hardware, software and equipment for systems that are not currently considered year 2000 compliant will be substantially completed by July 31, 1999. The Company is testing all of its systems to ensure their proper operation upon the arrival of the year 2000. The Company expects that the testing phase of its year 2000 remediation effort will be substantially completed by July 31, 1999.

The Company has requested written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the year 2000. In many cases, the Company is considering alternatives related to vendors and suppliers that do not confirm their year 2000 readiness. There can be no assurance that the Company's significant vendors and suppliers will have remedied their year 2000 issues in a timely manner. The failure of a significant supplier to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to monitor its significant vendors and suppliers to mitigate its risks. Contingency plans are being developed for vendors and suppliers that are deemed critical to the Company's operations.

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

Management's estimate of the Company's most reasonably likely worst case scenario involves the replacement of hardware, software or equipment during the third and fourth quarters of 1999 that is determined during the testing phase of the remediation effort to not be correctable. The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation or replacement of the Company's systems, or the potential failure of third parties' systems, will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. The first calendar quarter is the weakest quarter for most television and radio broadcasters, including the Company, as advertising revenues are lower in the post-Christmas period. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the development of the Opry Mills retail complex; the ability to integrate acquired operations into the Company's businesses; the ability of the Opryland Lodging Group to develop successfully hotel properties in other markets; the advertising market in the United States in general and in the Company's Dallas television and Nashville radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as convention and tourist destinations; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; and consolidation in the broadcasting and cable distribution industries.

In addition, investors are cautioned not to place undue reliance on forward-looking statements contained in this report because they speak only as of the date hereof. The Company undertakes no obligation to release publicly any modifications or revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the Company's overall market interest rate and foreign currency exchange rate exposure at March 31, 1999, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuation in foreign currency exchange rates on the Company's financial position, results of operations or cash flows would not be material.

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

         Item 5.  OTHER INFORMATION

                  Inapplicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits following the Signatures page.

                  (b) A Current Report on Form 8-K, dated April 19, 1999, reporting the Company's execution of a definitive agreement to sell its ownership in KTVT-TV located in Dallas-Fort Worth to CBS Corporation was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GAYLORD ENTERTAINMENT COMPANY

Date: May 17, 1999                     By:  /s/ Joseph B. Crace
      -------------------                   ------------------------------------
                                            Joseph B. Crace
                                            Executive Vice President, Chief
                                            Operating Officer, and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

27       Financial Data Schedule (for SEC use only)