Form 10-Q
period 1999-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 1999-08-16
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
Yes [X]   No [ ]



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of July 31, 1999
                 -----                     -------------------------------
     Common Stock, $.01 par value                  32,833,665 shares

                         GAYLORD ENTERTAINMENT COMPANY

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX



                                                                                  PAGE NO.
                                                                                  --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended June 30, 1999 and 1998             3

                  Condensed Consolidated Statements of Income -
                        For the Six Months Ended June 30, 1999 and 1998               4

                   Condensed Consolidated Balance Sheets -
                       June 30, 1999 and December 31, 1998                            5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Six Months Ended June 30, 1999 and 1998                6

                  Notes to Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                            9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15


Part II - Other Information

         Item 1.  Legal Proceedings                                                  16

         Item 2.  Changes in Securities and Use of Proceeds                          16

         Item 3.  Defaults Upon Senior Securities                                    16

         Item 4.  Submission of Matters to a Vote of Security Holders                16

         Item 5.  Other Information                                                  16

         Item 6.  Exhibits and Reports on Form 8-K                                   16


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1999          1998
                                                      ---------     ---------
Revenues                                              $ 128,362     $ 126,963

Operating expenses:
     Operating costs                                     81,763        73,431
     Selling, general and administrative                 30,800        29,922
     Depreciation and amortization                       12,374        10,600
                                                      ---------     ---------

          Operating income                                3,425        13,010

Interest expense                                         (3,870)       (7,661)
Interest income                                             947         6,524
Other gains and losses                                      569            34
                                                      ---------     ---------

          Income before provision for income taxes        1,071        11,907

Provision for income taxes                                  413         4,585
                                                      ---------     ---------

          Net income                                  $     658     $   7,322
                                                      =========     =========


Net income per share                                  $    0.02     $    0.22
                                                      =========     =========


Net income per share - assuming dilution              $    0.02     $    0.22
                                                      =========     =========


Dividends per share                                   $    0.20     $    0.15
                                                      =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1999           1998
                                                      ---------     ---------
Revenues                                              $ 241,501     $ 234,984

Operating expenses:
     Operating costs                                    156,254       139,787
     Selling, general and administrative                 62,072        61,295
     Depreciation and amortization                       24,398        20,430
                                                      ---------     ---------

          Operating income (loss)                        (1,223)       13,472

Interest expense                                         (7,018)      (14,557)
Interest income                                           1,394        12,944
Other gains and losses                                  130,268         3,362
                                                      ---------     ---------

          Income before provision for income taxes      123,421        15,221

Provision for income taxes                               42,971         5,860
                                                      ---------     ---------

          Net income                                  $  80,450     $   9,361
                                                      =========     =========


Net income per share                                  $    2.45     $    0.29
                                                      =========     =========


Net income per share - assuming dilution              $    2.43     $    0.28
                                                      =========     =========


Dividends per share                                   $    0.40     $    0.30
                                                      =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                JUNE 30,       DEC. 31,
                                                                                 1999            1998
                                                                              -----------     -----------
                                     ASSETS
Current assets:
     Cash                                                                     $    11,255     $    18,746
     Trade receivables, less allowance of $5,173 and $5,517, respectively          89,931          94,429
     Inventories                                                                   28,743          27,018
     Other assets                                                                  45,255          49,009
                                                                              -----------     -----------
          Total current assets                                                    175,184         189,202
                                                                              -----------     -----------

Property and equipment, net of accumulated depreciation                           597,328         586,898
Intangible assets, net of accumulated amortization                                117,302         117,529
Investments                                                                        82,570          78,140
Long-term notes receivable                                                         36,768           9,015
Other assets                                                                       36,759          31,208
                                                                              -----------     -----------
          Total assets                                                        $ 1,045,911     $ 1,011,992
                                                                              ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                        $     1,125     $     6,269
     Accounts payable and accrued liabilities                                      93,138         115,837
                                                                              -----------     -----------
          Total current liabilities                                                94,263         122,106
                                                                              -----------     -----------

Long-term debt                                                                    272,011         276,712
Deferred income taxes                                                              51,146          52,747
Other liabilities                                                                  33,620          33,039
Minority interest                                                                   2,294           2,228

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                        --              --
     Common stock, $.01 par value, 150,000 shares authorized,
          32,826 and 32,808 shares issued and outstanding, respectively               328             328
     Additional paid-in capital                                                   500,608         500,434
     Retained earnings                                                             94,022          26,699
     Other stockholders' equity                                                    (2,381)         (2,301)
                                                                              -----------     -----------
          Total stockholders' equity                                              592,577         525,160
                                                                              -----------     -----------
          Total liabilities and stockholders' equity                          $ 1,045,911     $ 1,011,992
                                                                              ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                         1999          1998
                                                                       ---------     --------
Cash Flows from Operating Activities:
     Net income                                                        $  80,450     $  9,361
     Amounts to reconcile net income to net cash flows
          used in operating activities:
          Depreciation and amortization                                   24,398       20,430
          Deferred income taxes                                           (1,601)         387
          Gain on equity participation rights                           (129,875)          --
          Noncash interest income                                             --      (12,470)
          Gain on sale of investments                                         --      (19,155)
          Write-off of Z Music note receivable                                --       23,616
          Changes in:
               Trade receivables                                           4,498       (5,351)
               Accounts payable and accrued liabilities                  (19,820)     (25,741)
               Other assets and liabilities                               (1,830)     (10,176)
                                                                       ---------     --------
          Net cash flows used in operating activities                    (43,780)     (19,099)
                                                                       ---------     --------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                 (29,957)     (21,279)
     Proceeds from equity participation rights                           130,000           --
     Acquisition of businesses, net of cash acquired                          --      (22,462)
     Proceeds from sale of property and equipment                             --        6,113
     Proceeds from sale of investments                                        --       20,130
     Investments in, advances to and distributions from affiliates       (34,274)      (9,691)
     Other investing activities                                           (6,630)      (4,376)
                                                                       ---------     --------
          Net cash flows provided by (used in) investing activities       59,139      (31,565)
                                                                       ---------     --------

Cash Flows from Financing Activities:
     Repayment of debt                                                    (8,850)        (984)
     Proceeds from issuance of debt                                          500          500
     Net (repayments) borrowings under revolving credit agreements        (1,495)      62,095
     Proceeds from exercise of stock options                                 122          294
     Dividends paid                                                      (13,127)      (9,849)
                                                                       ---------     --------
          Net cash flows provided by (used in) financing activities      (22,850)      52,056
                                                                       ---------     --------

Net change in cash                                                        (7,491)       1,392
Cash, beginning of period                                                 18,746        8,712
                                                                       ---------     --------
Cash, end of period                                                    $  11,255     $ 10,104
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

The weighted average number of common shares outstanding is calculated as follows:

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                          ---------------------------   -------------------------
                                              1999          1998            1999          1998
                                             ------        ------          ------        ------
Weighted average shares outstanding          32,817        32,806          32,813        32,802
Effect of dilutive stock options                343           448             300           425
                                             ------        ------          ------        ------
Weighted average shares outstanding -
     assuming dilution                       33,160        33,254          33,113        33,227
                                             ======        ======          ======        ======


3.  COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three month and six month periods ended June 30, 1999 and 1998.

4.  OTHER GAINS AND LOSSES:

The Company recognized a pretax gain of $129,875 during the first six months of 1999 related to the collection of $130,000 in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995. The Company recognized a current provision for income taxes of $45,456 related to the gain during the first six months of 1999.

5.  LONG-TERM NOTES RECEIVABLE:

The Company owns a minority limited partnership interest in Bass Pro, L.P. ("Bass Pro"). During the first six months of 1999, the Company advanced $28,080 to Bass Pro under an unsecured note agreement which bears interest at 8% annually and is due in 2003. Interest under the note agreement is payable annually.

6.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:


                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                         ----------------------------          ----------------------------
                                           1999               1998               1999                1998
                                         ---------          ---------          ---------          ---------
Revenues:
     Hospitality and attractions         $  74,318          $  75,599          $ 141,719          $ 137,040
     Broadcasting and music                 53,240             50,455             97,973             93,895
     Cable networks                            804                909              1,809              4,049
                                         ---------          ---------          ---------          ---------
          Total                          $ 128,362          $ 126,963          $ 241,501          $ 234,984
                                         =========          =========          =========          =========

Depreciation and amortization:
     Hospitality and attractions         $   7,511          $   7,043          $  15,276          $  13,730
     Broadcasting and music                  2,911              1,948              5,552              3,589
     Cable networks                            484                443                961                884
     Corporate                               1,468              1,166              2,609              2,227
                                         ---------          ---------          ---------          ---------
          Total                          $  12,374          $  10,600          $  24,398          $  20,430
                                         =========          =========          =========          =========

Operating income (loss):
     Hospitality and attractions         $  10,090          $  14,421          $  13,449          $  18,185
     Broadcasting and music                  2,835              7,233              3,468             12,696
     Cable networks                         (2,564)            (2,613)            (4,450)            (5,671)
     Corporate                              (6,936)            (6,031)           (13,690)           (11,738)
                                         ---------          ---------          ---------          ---------
          Total                          $   3,425          $  13,010          $  (1,223)         $  13,472
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

PENDING SALE OF KTVT

During April 1999, the Company announced it had entered into an agreement to sell its television station KTVT in Dallas-Ft. Worth to CBS Corporation in exchange for $485 million of CBS common stock and other consideration. The transaction is anticipated to close during the third quarter of 1999 and result in a gain of approximately $280 million, net of deferred taxes.

GET DIGITALMEDIA

During July 1999, the Company announced the creation of GET digitalmedia, a new division formed to initiate a focused Internet strategy, and the acquisition of a 51% equity interest in two online operations, Musicforce.com and Lightsource.com, for $15 million in cash. The parties have entered into option agreements regarding the additional equity interests in the online operations. The acquisition was financed through borrowings under a revolving credit agreement and will be accounted for using the purchase method of accounting. The Company expects that GET digitalmedia will have operating losses of $15 million to $20 million (excluding goodwill amortization) over the next eighteen months.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and six month periods ended June 30, 1999 and 1998 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                    June 30,
                                          ----------------------------------------     ---------------------------------------
                                            1999         %        1998         %         1999          %       1998        %
                                          ---------    -----    --------     -----     --------     -----    --------   ------
Revenues:
  Hospitality and attractions             $  74,318     57.9    $ 75,599      59.5     $141,719      58.7    $137,040     58.3
  Broadcasting and music                     53,240     41.5      50,455      39.8       97,973      40.6      93,895     40.0
  Cable networks                                804      0.6         909       0.7        1,809       0.7       4,049      1.7
                                          ---------    -----    --------     -----     --------     -----    --------   ------
     Total revenues                         128,362    100.0     126,963     100.0      241,501     100.0     234,984    100.0
                                          ---------    -----    --------     -----     --------     -----    --------   ------

Operating expenses:
  Operating costs                            81,763     63.7      73,431      57.8      156,254      64.7     139,787     59.5
  Selling, general & administrative          30,800     24.0      29,922      23.6       62,072      25.7      61,295     26.1
  Depreciation and amortization:
    Hospitality and attractions               7,511                7,043                 15,276                13,730
    Broadcasting and music                    2,911                1,948                  5,552                 3,589
    Cable networks                              484                  443                    961                   884
    Corporate                                 1,468                1,166                  2,609                 2,227
                                          ---------    -----    --------     -----     --------     -----    --------   ------
    Total depreciation and amortization      12,374      9.6      10,600       8.4       24,398      10.1      20,430      8.7
                                          ---------    -----    --------     -----     --------     -----    --------   ------
       Total operating expenses             124,937     97.3     113,953      89.8      242,724     100.5     221,512     94.3
                                          ---------    -----    --------     -----     --------     -----    --------   ------

Operating income (loss):
  Hospitality and attractions                10,090     13.6      14,421      19.1       13,449       9.5      18,185     13.3
  Broadcasting and music                      2,835      5.3       7,233      14.3        3,468       3.5      12,696     13.5
  Cable networks                             (2,564)    --        (2,613)     --         (4,450)     --        (5,671)    --
  Corporate                                  (6,936)    --        (6,031)     --        (13,690)     --       (11,738)    --
                                          ---------    -----    --------     -----     --------     -----    --------   ------
     Total operating income               $   3,425      2.7    $ 13,010      10.2     $ (1,223)     --      $ 13,472      5.7
                                          =========    =====    ========     =====     ========     =====    ========   ======

PERIODS ENDED JUNE 30, 1999 COMPARED TO PERIODS ENDED JUNE 30, 1998

Revenues

Total Revenues - Total revenues increased $1.4 million, or 1.1%, to $128.4 million in the second quarter of 1999, and increased $6.5 million, or 2.8%, to $241.5 million in the first six months of 1999. The increase for the first six months of 1999 results primarily from increased revenues in the hospitality and attractions segment, principally the Opryland Hotel, and increases in the broadcasting and music segment, principally from Word, offset in part by decreased revenues in the cable networks segment as a result of CMT International ceasing its European operations effective March 31, 1998.

Hospitality and Attractions - Revenues in the hospitality and attractions segment decreased $1.3 million, or 1.7%, to $74.3 million in the second quarter of 1999, and increased $4.7 million, or 3.4%, to $141.7 million in the first six months of 1999. Opryland Hotel revenues increased $4.2 million, or 4.0%, to $109.8 million in the first six months of 1999. The hotel's occupancy rate increased to 78.1% in the first six months of 1999 compared to 76.3% in the first six months of 1998. The hotel sold 392,300 rooms in the first six months of 1999 compared to 383,900 rooms sold in the same period of 1998, reflecting a 2.2% increase from 1998. The hotel's average guest room rate decreased to $135.74 in the first six months of 1999 from $139.17 in the first six months of 1998. The increase in revenues for the first six months of 1999 is also due to revenues from the Wildhorse Saloon in Orlando, Florida, which opened in April 1998, of $2.3 million. These increases are partially offset by a decrease related to the Company's investment in Bass Pro, L.P. ("Bass Pro") of $1.2 million.

Broadcasting and Music - Revenues in the broadcasting and music segment increased $2.8 million, or 5.5%, to $53.2 million in the second quarter of 1999, and increased $4.1 million, or 4.3%, to $98.0 million in the first six months of 1999. The increase for the first six months of 1999 is primarily due to an increase in revenues of Word of $3.2 million and Pandora, which was acquired in July 1998, of $3.4 million. This increase is partially offset by a decrease in KTVT's revenues of $3.5 million. The decrease in KTVT revenues is primarily related to the carriage of the 1998 Winter Olympics. Revenues for KTVT for the first six months of 1999 were $24.0 million.

Cable Networks - Revenues in the cable networks segment decreased $0.1 million, or 11.6%, to $0.8 million in the second quarter of 1999, and decreased $2.2 million, or 55.3%, to $1.8 million in the first six months of 1999. The decrease for the first six months of 1999 is primarily the result of CMT International ceasing its European operations effective March 31, 1998.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $11.0 million, or 9.6%, to $124.9 million in the second quarter of 1999, and increased $21.2 million, or 9.6%, to $242.7 million in the first six months of 1999. Operating costs, as a percentage of revenues, increased to 64.7% during the first six months of 1999 as compared to 59.5% during the first six months of 1998. Selling, general and administrative expenses, as a percentage of revenues, decreased to 25.7% during the first six months of 1999 as compared to 26.1% during the first six months of 1998.

Operating Costs - Operating costs increased $8.3 million, or 11.3%, to $81.8 million in the second quarter of 1999, and increased $16.5 million, or 11.8%, to $156.3 million in the first six months of 1999. The increase in the first six months of 1999 is primarily attributable to increased operating costs of Word of $3.1 million related to increased revenues. The operating costs of Pandora, which was acquired in July 1998, were $3.2 million in the first six months of 1999. Additionally, operating costs of the Wildhorse Saloon in Orlando, Florida, which opened in April 1998, increased $1.9 million in the first six months of 1999. The operating costs of the Opryland Hotel increased $1.8 million in the first six months of 1999. Costs associated with the growth strategy of CMT International and Z Music increased operating costs of the cable networks segment by $1.6 million in the first six months of 1999.

Selling, General and Administrative - Selling, general and administrative expenses increased $0.9 million, or 2.9%, to $30.8 million in the second quarter of 1999, and increased $0.8 million, or 1.3%, to $62.1 million in the first six months of 1999. The increase in the first six months of 1999 is primarily attributable to lower selling, general and administrative expenses of the European operations of CMT International, which ceased operations on March 31, 1998, of $1.6 million and the recognition of a valuation reserve of $2.6 million on a long-term note receivable from Z Music, Inc. during the first six months of 1998. These decreases are partially offset by an increase of $2.6 million in selling, general and administrative expenses of Word in the first six months of 1999.

Depreciation and Amortization - Depreciation and amortization increased $1.8 million, or 16.7%, to $12.4 million in the second quarter of 1999, and increased $4.0 million, or 19.4%, to $24.4 million in the first six months of 1999. The increase is primarily attributable to the depreciation expense of acquisitions and capital expenditures made in 1998. Depreciation and amortization for KTVT for the first six months of 1999 was $1.3 million.

Operating Income

Total Operating Income - Total operating income decreased $9.6 million to $3.4 million in the second quarter of 1999, and decreased $14.7 million to an operating loss of $1.2 million in the first six months of 1999. Operating income in the hospitality and attractions segment decreased $4.7 million during the first six months of 1999 as a result of lower earnings from the Company's investment in Bass Pro partially offset by increased operating income of the Opryland Hotel. Broadcasting and music segment operating income decreased $9.2 million during the first six months of 1999 primarily due to a decrease at KTVT and Word. The operating income of KTVT for the first six months of 1999 was $6.4 million. Operating losses of the cable networks segment decreased $1.2 million during the first six months of 1999 primarily as a result of CMT International ceasing its European operations effective March 31, 1998. Corporate operating losses increased $2.0 million during the first six months of 1999 as a result of increased administrative costs.

Interest Expense

Interest expense decreased $3.8 million to $3.9 million in the second quarter of 1999, and decreased $7.5 million to $7.0 million in the first six months of 1999. The decrease in the first six months of 1999 is primarily attributable to lower average borrowing levels during the first six months of 1999 than in the first six months of 1998. The Company's weighted average interest rate on its borrowings was 6.3% in the first six months of 1999 compared to 6.7% in the first six months of 1998.

Interest Income

Interest income decreased $5.6 million to $0.9 million in the second quarter of 1999, and decreased $11.6 million to $1.4 million in the first six months of 1999. The decrease in the first six months of 1999 relates to the December 1998 collection of a long-term note receivable which originated from the sale of the Company's cable television systems.

Other Gains and Losses

During the first six months of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision for income taxes decreased $4.2 million to $0.4 million in the second quarter of 1999, and increased $37.1 million to $43.0 million in the first six months of 1999. The effective tax rate on income before provision for income taxes was 34.8% for the first six months of 1999 compared to 38.5% for the first six months of 1998. The Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At July 31, 1999, the Company had approximately $322 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. The $130 million proceeds from the equity participation rights were used to reduce outstanding indebtedness under the Revolver. Acquisitions and operating losses of GET digitalmedia, the Company's new Internet division, of approximately $35 million will be financed through borrowings under the Revolver.

The Company currently projects capital expenditures of approximately $55 million for 1999, of which $30 million had been spent as of June 30, 1999. Depending upon the financing structure of the development of the Opryland Hotel - Florida and the Opryland Hotel - Texas, capital expenditures for 1999 could increase by approximately $50 million. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Revolver, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications or embedded technology replacements, certain computer systems (hardware, software and equipment) will not operate properly when using the two digits used in date calculations for the year 2000. These computer systems interpret the "00" used in date calculations to represent the year 1900. During 1996, the Company formed an internal task force responsible for assessing, testing and correcting the Company's information technology and systems risks associated with the year 2000. The task force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000, and is taking the appropriate action to ensure compliance. In certain instances, hardware, software and equipment that will not operate properly in the year 2000 are being replaced.

As of July 31, 1999, the task force has determined and confirmed through testing that approximately 90% of the Company's systems, in certain circumstances following completed programming changes or replacements, will operate properly in the year 2000. As of July 31, 1999, all of the Company's internally developed software applications are considered year 2000 compliant.

As to the approximately 10% of systems not currently determined to be year 2000 compliant, the Company is currently replacing or repairing hardware, software and equipment that it anticipates will not work properly in the year 2000. The Company expects that replacements and repairs of hardware, software and equipment for systems that are not currently considered year 2000 compliant will be completed during August 1999. The Company is testing all of its systems to ensure their proper operation upon the arrival of the year 2000. The Company expects that the testing phase of its year 2000 remediation effort will be completed during August 1999.

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

Based upon the Company's current estimates, the costs of the Company's year 2000 remediation efforts are between $7 million and $9 million. Included in the Company's cost estimates are the costs of replacing hardware and software of approximately $6 million, which are capitalized and amortized over their estimated useful lives. Certain software replacements included in these cost estimates were planned prior to the assessment of the year 2000 issue and were accelerated as part of the Company's year 2000 remediation effort. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee, however, that these cost estimates will be achieved and actual results could differ materially.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the development of the Opry Mills retail complex; the ability to integrate acquired operations into the Company's businesses; the ability of the Company to implement successfully its focused Internet strategy; the ability of the Opryland Hospitality Group to develop successfully hotel properties in other markets; the advertising market in the United States in general and in the Company's Dallas television and Nashville radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as convention and tourist destinations; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; the ability of the Company to avoid operational problems associated with year 2000 compliance; and consolidation in the broadcasting and cable distribution industries.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the Company's overall market interest rate and foreign currency exchange rate exposure at June 30, 1999, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuation in foreign currency exchange rates on the Company's financial position, results of operations or cash flows would not be material.

Part II - Other Information

         Item 1.  LEGAL PROCEEDINGS

                  Inapplicable

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Inapplicable

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 13, 1999 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect three Class II directors, Martin C. Dickinson, Christine Gaylord Everest, and Howard L. Wood, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                    Withheld/
                  Nominee                                  For      Abstained
                  -------                              ----------   ---------
                  Martin C. Dickinson                  26,227,814     60,371
                  Christine Gaylord Everest            26,226,352     61,833
                  Howard L. Wood                       26,251,637     36,548

                  The stockholders of the Company also voted to amend the Company's Amended and Restated 1997 Stock Option and Incentive Plan to increase the number of shares authorized for grant and issuance pursuant thereto. A total of 22,238,482 votes were cast for such proposal, 2,051,524 votes were cast against such proposal, and 12,018 votes abstained with respect to such proposal. There were 1,986,161 broker nonvotes with respect to the proposal.

                  The third proposal submitted to the stockholders of the Company was the approval and adoption of the Company's Employee Stock Purchase Plan. A total of 24,202,231 votes were cast for such proposal, 87,032 votes were cast against such proposal, and 12,761 votes abstained with respect to such proposal. There were 1,986,161 broker nonvotes with respect to the proposal.

                  The fourth proposal submitted to the stockholders of the Company was the ratification of the appointment of Arthur Andersen LLP as the independent public accountants for the Company in 1999. A total of 26,269,235 votes were cast for such proposal, 5,388 votes were cast against such proposal, and 13,562 votes abstained with respect to such proposal. There were no broker nonvotes with respect to the proposal.

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


                              GAYLORD ENTERTAINMENT COMPANY


Date: August 16, 1999         By: /s/ Joseph B. Crace
      ---------------         -----------------------------------------
                              Joseph B. Crace
                              Executive Vice President, Chief Operating Officer,
                              and Chief Financial Officer

                               INDEX TO EXHIBITS


10.1 Gaylord Entertainment Company 1997 Stock Option and Incentive Plan Amended and Restated as of May 13, 1999.

27       Financial Data Schedule (for SEC use only).