Form 10-Q
period 1999-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 1999-11-15
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          73-0664379
----------------------------------------                  ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

          One Gaylord Drive
        Nashville, Tennessee                                       37214
----------------------------------------                  ---------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of October 31, 1999
            -----                             ----------------------------------
Common Stock, $.01 par value                             33,028,760 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended September 30, 1999 and 1998                               3

                  Condensed Consolidated Statements of Income -
                        For the Nine Months Ended September 30, 1999 and 1998                                4

                   Condensed Consolidated Balance Sheets -
                       September 30, 1999 and December 31, 1998                                              5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 1999 and 1998                                 6

                  Notes to Condensed Consolidated Financial Statements                                       7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                17


Part II - Other Information

         Item 1.  Legal Proceedings                                                                         18

         Item 2.  Changes in Securities and Use of Proceeds                                                 18

         Item 3.  Defaults Upon Senior Securities                                                           18

         Item 4.  Submission of Matters to a Vote of Security Holders                                       18

         Item 5.  Other Information                                                                         18

         Item 6.  Exhibits and Reports on Form 8-K                                                          18

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1999           1998
                                                       ---------      ---------
Revenues                                               $ 135,711      $ 134,904

Operating expenses:
     Operating costs                                      81,791         81,163
     Selling, general and administrative                  36,982         31,168
     Restructuring charge                                  3,102             --
     Merger costs                                         (1,741)            --
     Depreciation and amortization                        13,408         11,171
                                                       ---------      ---------
          Operating income                                 2,169         11,402

Interest expense                                          (4,268)        (8,116)
Interest income                                            2,875          6,519
Other gains and losses                                       404          1,811
                                                       ---------      ---------
          Income before provision for income taxes         1,180         11,616

Provision for income taxes                                   454          4,473
                                                       ---------      ---------
          Net income                                   $     726      $   7,143
                                                       =========      =========
Net income per share                                   $    0.02      $    0.22
                                                       =========      =========
Net income per share - assuming dilution               $    0.02      $    0.22
                                                       =========      =========
Dividends per share                                    $    0.20      $    0.15
                                                       =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1999           1998
                                                       ---------      ---------
Revenues                                               $ 377,212      $ 369,888

Operating expenses:
     Operating costs                                     238,045        220,950
     Selling, general and administrative                  99,054         92,463
     Restructuring charge                                  3,102             --
     Merger costs                                         (1,741)            --
     Depreciation and amortization                        37,806         31,601
                                                       ---------      ---------
          Operating income                                   946         24,874

Interest expense                                         (11,286)       (22,673)
Interest income                                            4,269         19,463
Other gains and losses                                   130,672          5,173
                                                       ---------      ---------
          Income before provision for income taxes       124,601         26,837

Provision for income taxes                                43,425         10,333
                                                       ---------      ---------
          Net income                                   $  81,176      $  16,504
                                                       =========      =========
Net income per share                                   $    2.47      $    0.50
                                                       =========      =========
Net income per share - assuming dilution               $    2.45      $    0.50
                                                       =========      =========
Dividends per share                                    $    0.60      $    0.45
                                                       =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Sept. 30,         Dec. 31,
                                                                                   1999             1998
                                                                               -----------      -----------
                                     ASSETS
Current assets:
     Cash                                                                      $     8,875      $    18,746
     Trade receivables, less allowance of $4,471 and $5,517, respectively           98,278           94,429
     Inventories                                                                    35,354           27,018
     Other assets                                                                   43,770           49,009
                                                                               -----------      -----------
          Total current assets                                                     186,277          189,202
                                                                               -----------      -----------

Property and equipment, net of accumulated depreciation                            603,804          586,898
Intangible assets, net of accumulated amortization                                 128,507          117,529
Investments                                                                         91,328           78,140
Long-term notes receivable                                                          37,026            9,015
Other assets                                                                        39,010           31,208
                                                                               -----------      -----------
          Total assets                                                         $ 1,085,952      $ 1,011,992
                                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $     1,125      $     6,269
     Accounts payable and accrued liabilities                                      104,562          115,837
                                                                               -----------      -----------
          Total current liabilities                                                105,687          122,106
                                                                               -----------      -----------
Long-term debt                                                                     302,201          276,712
Deferred income taxes                                                               50,091           52,747
Other liabilities                                                                   33,315           33,039
Minority interest                                                                    2,231            2,228

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                         --               --
     Common stock, $.01 par value, 150,000 shares authorized,
          33,021 and 32,808 shares issued and outstanding, respectively                330              328
     Additional paid-in capital                                                    505,435          500,434
     Retained earnings                                                              89,036           26,699
     Other stockholders' equity                                                     (2,374)          (2,301)
                                                                               -----------      -----------
          Total stockholders' equity                                               592,427          525,160
                                                                               -----------      -----------
          Total liabilities and stockholders' equity                           $ 1,085,952      $ 1,011,992
                                                                               ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                          1999          1998
                                                                        ---------      --------
Cash Flows from Operating Activities:
     Net income                                                         $  81,176      $ 16,504
     Amounts to reconcile net income to net cash flows
          used in operating activities:
          Depreciation and amortization                                    37,806        31,601
          Deferred income taxes                                            (2,656)        2,050
          Gain on equity participation rights                            (129,875)           --
          Noncash interest income                                              --       (18,705)
          Gain on sale of investments                                          --       (20,118)
          Write-off of Z Music note receivable                                 --        23,616
          Changes in:
               Trade receivables                                           (3,672)       (7,511)
               Accounts payable and accrued liabilities                    (9,410)      (21,305)
               Other assets and liabilities                               (18,101)      (14,707)
                                                                        ---------      --------
          Net cash flows used in operating activities                     (44,732)       (8,575)
                                                                        ---------      --------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                  (46,186)      (35,941)
     Proceeds from equity participation rights                            130,000            --
     Acquisition of businesses, net of cash acquired                      (14,643)      (31,891)
     Proceeds from sale of property and equipment                              --         6,152
     Proceeds from sale of investments                                         --        20,130
     Investments in, advances to and distributions from affiliates        (42,535)      (10,539)
     Other investing activities                                             3,630       (10,947)
                                                                        ---------      --------
          Net cash flows provided by (used in) investing activities        30,266       (63,036)
                                                                        ---------      --------
Cash Flows from Financing Activities:
     Repayment of debt                                                     (9,150)       (4,413)
     Proceeds from issuance of debt                                           500           500
     Net borrowings under revolving credit agreements                      28,995        95,159
     Proceeds from exercise of stock options                                3,981           332
     Dividends paid                                                       (19,731)      (14,770)
                                                                        ---------      --------
          Net cash flows provided by financing activities                   4,595        76,808
                                                                        ---------      --------
Net change in cash                                                         (9,871)        5,197
Cash, beginning of period                                                  18,746         8,712
                                                                        ---------      --------
Cash, end of period                                                     $   8,875      $ 13,909
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

The weighted average number of common shares outstanding is calculated as follows:

                                             THREE MONTHS          NINE MONTHS
                                            ENDED SEPT. 30,      ENDED SEPT. 30,
                                          -----------------     -----------------
                                           1999       1998       1999       1998
                                          ------     ------     ------     ------
Weighted average shares outstanding       32,924     32,808     32,850     32,804
Effect of dilutive stock options             320        307        307        386
                                          ------     ------     ------     ------
Weighted average shares outstanding -
     assuming dilution                    33,244     33,115     33,157     33,190
                                          ======     ======     ======     ======


3.  COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three month and nine month periods ended September 30, 1999 and 1998.

4.  RESTRUCTURING CHARGE:

During the third quarter of 1999, the Company recognized a nonrecurring restructuring charge of $3,102 related to streamlining certain of the Company's operations. The restructuring charge includes estimated costs for employee severance and termination benefits of $2,372 and other restructuring costs of $730. As of September 30, 1999, the Company has recorded cash charges of $1,814 against the restructuring accrual. The remaining balance of the restructuring accrual is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

5.  MERGER COSTS:

The Company recorded a charge during 1997 related to merger costs associated with the transaction with CBS Corporation ("CBS") whereby The Nashville Network, Country Music Television in the United States and Canada and related cable networks businesses were acquired by CBS. During the third quarter of 1999, the Company reversed the remaining accrual of $1,741 related to merger costs originally recorded in 1997 based upon the settlement of the remaining contingencies associated with the merger transaction. In addition, the Company recorded nonrecurring interest income of $1,954 related to the settlement of contingencies between the Company and CBS during the third quarter of 1999.

6.  SUBSEQUENT EVENT:

During October 1999, the Company sold its television station KTVT in Dallas-Ft. Worth to CBS in exchange for $485,000 of CBS Series B convertible preferred stock and other consideration. The Company will reflect a gain from the transaction of approximately $280,000, net of deferred taxes, during the fourth quarter of 1999. Revenues and operating income of KTVT for the nine months ended September 30, 1999 were $34,460 and $8,049, respectively.

7.  OTHER GAINS AND LOSSES:

The Company recognized a pretax gain of $129,875 during the first quarter of 1999 related to the collection of $130,000 in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995. The Company recognized a current provision for income taxes of $45,456 related to the gain during the first quarter of 1999.

8.  LONG-TERM NOTES RECEIVABLE:

The Company owns a minority limited partnership interest in Bass Pro, L.P. ("Bass Pro"). During the first quarter of 1999, the Company advanced $28,080 to Bass Pro under an unsecured note agreement which bears interest at 8% annually and is due in 2003. Interest under the note agreement is payable annually.

9.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                        THREE MONTHS                NINE MONTHS
                                        ENDED SEPT. 30,           ENDED SEPT. 30,
                                   ----------------------    ----------------------
                                     1999         1998         1999         1998
                                   ---------    ---------    ---------    ---------
Revenues:
     Hospitality and attractions   $  71,864    $  74,846    $ 213,583    $ 211,886
     Broadcasting and music           62,524       59,216      160,497      153,111
     Cable networks                    1,323          842        3,132        4,891
                                   ---------    ---------    ---------    ---------
          Total                    $ 135,711    $ 134,904    $ 377,212    $ 369,888
                                   =========    =========    =========    =========
Depreciation and amortization:
     Hospitality and attractions   $   7,605    $   7,373    $  22,881    $  21,103
     Broadcasting and music            3,773        2,163        9,325        5,752
     Cable networks                      488          465        1,449        1,349
     Corporate                         1,542        1,170        4,151        3,397
                                   ---------    ---------    ---------    ---------
          Total                    $  13,408    $  11,171    $  37,806    $  31,601
                                   =========    =========    =========    =========
Operating income:
     Hospitality and attractions   $  10,149    $  12,039    $  23,598    $  30,224
     Broadcasting and music            1,980        8,044        5,448       20,740
     Cable networks                   (1,702)      (2,251)      (6,152)      (7,922)
     Corporate                        (6,897)      (6,430)     (20,587)     (18,168)
     Restructuring charge             (3,102)          --       (3,102)          --
     Merger costs                      1,741           --        1,741           --
                                   ---------    ---------    ---------    ---------
          Total                    $   2,169    $  11,402    $     946    $  24,874
                                   =========    =========    =========    =========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions; broadcasting and music; and cable networks. The hospitality and attractions segment primarily consists of the Opryland Hotel located in Nashville, Tennessee and the Company's Nashville-based attractions. The broadcasting and music segment includes the Company's television station prior to its disposal; radio stations; music publishing business; Word Entertainment ("Word"), the Company's contemporary Christian music company; and Pandora Investments, S.A. ("Pandora"), a Luxembourg based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States. The cable networks segment consists primarily of CMT International, a country music video cable network operated in Latin America and the Pacific Rim. The Company's unallocated corporate expenses are reported separately.

SALE OF KTVT

During October 1999, the Company sold its television station KTVT in Dallas-Ft. Worth to CBS Corporation ("CBS") in exchange for $485 million of CBS Series B convertible preferred stock and other consideration (the "KTVT Transaction"). The Company will reflect a gain from the KTVT Transaction of approximately $280 million, net of deferred taxes, during the fourth quarter of 1999.

GET DIGITALMEDIA

During the third quarter of 1999, the Company announced the creation of GET digitalmedia, a new division formed to initiate a focused Internet strategy, and the acquisition of a controlling equity interest in two online operations, Musicforce.com and Lightsource.com, for approximately $15 million in cash. The parties have entered into option agreements regarding the additional equity interests in the online operations. The acquisition was financed through borrowings under a revolving credit agreement and has been accounted for using the purchase method of accounting. The Company expects that GET digitalmedia will have operating losses of $15 million to $20 million (excluding goodwill amortization) over the next fifteen months.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and nine month periods ended September 30, 1999 and 1998 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                  Three Months Ended                             Nine Months Ended
                                                      September 30,                                 September 30,
                                        ---------------------------------------   ----------------------------------------
                                           1999       %        1998         %       1999         %         1998        %
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
Revenues:
  Hospitality and attractions           $  71,864    52.9    $  74,846     55.5   $ 213,583     56.6    $ 211,886     57.3
  Broadcasting and music                   62,524    46.1       59,216     43.9     160,497     42.6      153,111     41.4
  Cable networks                            1,323     1.0          842      0.6       3,132      0.8        4,891      1.3
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
     Total revenues                       135,711   100.0      134,904    100.0     377,212    100.0      369,888    100.0
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
Operating expenses:
  Operating costs                          81,791    60.2       81,163     60.1     238,045     63.1      220,950     59.7
  Selling, general & administrative        36,982    27.3       31,168     23.1      99,054     26.3       92,463     25.0
  Restructuring charge                      3,102     2.3           --       --       3,102      0.8           --       --
  Merger costs                             (1,741)   (1.3)          --       --      (1,741)    (0.5)          --       --
  Depreciation and amortization:
    Hospitality and attractions             7,605                7,373               22,881                21,103
    Broadcasting and music                  3,773                2,163                9,325                 5,752
    Cable networks                            488                  465                1,449                 1,349
    Corporate                               1,542                1,170                4,151                 3,397
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
     Total depreciation and
      amortization                         13,408     9.9       11,171      8.3      37,806     10.0       31,601      8.6
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
       Total operating expenses           133,542    98.4      123,502     91.5     376,266     99.7      345,014     93.3
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
Operating income:
  Hospitality and attractions              10,149    14.1       12,039     16.1      23,598     11.0       30,224     14.3
  Broadcasting and music                    1,980     3.2        8,044     13.6       5,448      3.4       20,740     13.5
  Cable networks                           (1,702)     --       (2,251)      --      (6,152)      --       (7,922)      --
  Corporate                                (6,897)     --       (6,430)      --     (20,587)      --      (18,168)      --
  Restructuring charge                     (3,102)     --           --       --      (3,102)      --           --       --
  Merger costs                              1,741      --           --       --       1,741       --           --       --
                                        ---------   -----    ---------    -----   ---------    -----     --------    -----
     Total operating income             $   2,169     1.6    $  11,402      8.5   $     946      0.3    $  24,874      6.7
                                        =========   =====    =========    =====   =========    =====     ========    =====

PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1998

Revenues

Total Revenues - Total revenues increased $0.8 million, or 0.6%, to $135.7 million in the third quarter of 1999, and increased $7.3 million, or 2.0%, to $377.2 million in the first nine months of 1999. The increase for the first nine months of 1999 results primarily from increased revenues in the broadcasting and music segment, principally from Word, and increases in the hospitality and attractions segment, offset in part by decreased revenues in the cable networks segment as a result of CMT International ceasing its European operations effective March 31, 1998.

Hospitality and Attractions - Revenues in the hospitality and attractions segment decreased $3.0 million, or 4.0%, to $71.9 million in the third quarter of 1999, and increased $1.7 million, or 0.8%, to $213.6 million in the first nine months of 1999. Opryland Hotel revenues increased $1.0 million, or 0.6%, to $161.3 million in the first nine months of 1999. The hotel's occupancy rate increased to 76.6% in the first nine months of 1999 compared to 76.3% in the first nine months of 1998. The hotel sold 580,800 rooms in the first nine months of 1999 compared to 578,400 rooms sold in the same period of 1998, reflecting a 0.4% increase from 1998. The hotel's average guest room rate decreased to $136.17 in the first nine months of 1999 from $140.06 in the first nine months of 1998. The increase for the first nine months of 1999 is also due to a $2.2 million increase in revenues from the Wildhorse Saloon in Orlando, Florida, which opened in April 1998. These increases are partially offset by decreases related to the Company's investment in Bass Pro, L.P. of $0.6 million and decreased revenues from the Company's General Jackson showboat of $0.8 million.

Broadcasting and Music - Revenues in the broadcasting and music segment increased $3.3 million, or 5.6%, to $62.5 million in the third quarter of 1999, and increased $7.4 million, or 4.8%, to $160.5 million in the first nine months of 1999. The increase for the first nine months of 1999 is primarily due to an increase in revenues of Word of $7.4 million due to an increase in sales of distributed products and Pandora, which was acquired in July 1998, of $1.6 million. This increase is partially offset by a decrease in KTVT's revenues of $3.3 million in the first nine months of 1999. The decrease in KTVT revenues is primarily due to higher revenues in 1998 related to the carriage of the 1998 Winter Olympics. Revenues for KTVT for the first nine months of 1999 were $34.5 million.

Cable Networks - Revenues in the cable networks segment increased $0.5 million, or 57.1%, to $1.3 million in the third quarter of 1999, and decreased $1.8 million, or 36.0%, to $3.1 million in the first nine months of 1999. The decrease for the first nine months of 1999 is primarily the result of CMT International ceasing its European operations effective March 31, 1998.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $10.0 million, or 8.1%, to $133.5 million in the third quarter of 1999, and increased $31.3 million, or 9.1%, to $376.3 million in the first nine months of 1999. Operating costs, as a percentage of revenues, increased to 63.1% during the first nine months of 1999 as compared to 59.7% during the first nine months of 1998, as discussed below. Selling, general and administrative expenses, as a percentage of revenues, increased to 26.3% during the first nine months of 1999 as compared to 25.0% during the first nine months of 1998.

Operating Costs - Operating costs increased $0.6 million, or 0.8%, to $81.8 million in the third quarter of 1999, and increased $17.1 million, or 7.7%, to $238.0 million in the first nine months of 1999. The increase in the first nine months of 1999 is primarily attributable to increased operating costs of Word of $6.9 million related to increased revenues of lower-margin distributed products and increased costs associated with the start-up of Word's warehouse. Operating costs of the Wildhorse Saloon locations increased $3.3 million in the first nine months of 1999 related to increased revenues and the opening of the Orlando, Florida location in April 1998. Additionally, the operating costs of Pandora, which was acquired in July 1998, increased $1.4 million in the first nine months of 1999. Costs associated with the growth strategy of CMT International and Z Music increased operating costs of the cable networks segment by $1.0 million in the first nine months of 1999. The operating costs of KTVT increased $0.9 million during the first nine months of 1999.

Selling, General and Administrative - Selling, general and administrative expenses increased $5.8 million, or 18.7%, to $37.0 million in the third quarter of 1999, and increased $6.6 million, or 7.1%, to $99.1 million in the first nine months of 1999. The increase in the first nine months of 1999 is primarily attributable to higher selling, general and administrative expenses of Word of $5.5 million related primarily to promotion and selling costs. Development efforts of the Opryland Hospitality Group increased selling, general and administrative expenses $1.3 million during the first nine months of 1999. Corporate general and administrative expenses increased $1.4 million during the first nine months of 1999. Additionally, the selling, general and administrative expenses of Pandora, which was acquired in July 1998, increased $1.1 million in the first nine months of 1999. These increases are partially offset by the 1998 recognition of a valuation reserve of $3.4 million on a long-term note receivable from Z Music, Inc.

Restructuring Charge - During the third quarter of 1999, the Company recognized a nonrecurring restructuring charge of $3.1 million related to streamlining certain of the Company's operations. The restructuring charge includes estimated costs for employee severance and termination benefits of $2.4 million and other restructuring costs of $0.7 million. As of September 30, 1999, the Company has recorded cash charges of $1.8 million against the restructuring accrual. The remaining balance of the restructuring accrual is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Merger Costs - The Company recorded a charge during 1997 related to merger costs associated with the transaction with CBS whereby The Nashville Network, Country Music Television in the United States and Canada and related cable networks businesses were acquired by CBS. During the third quarter of 1999, the Company reversed the remaining accrual of $1.7 million related to merger costs originally recorded in 1997, based upon the settlement of the remaining contingencies associated with the merger transaction.

Depreciation and Amortization - Depreciation and amortization increased $2.2 million, or 20.0%, to $13.4 million in the third quarter of 1999, and increased $6.2 million, or 19.6%, to $37.8 million in the first nine months of 1999. The increase is primarily attributable to the depreciation expense of acquisitions and capital expenditures made in 1998. Depreciation and amortization for KTVT for the first nine months of 1999 was $2.1 million.

Operating Income

Total Operating Income - Total operating income decreased $9.2 million to $2.2 million in the third quarter of 1999, and decreased $23.9 million to $0.9 million in the first nine months of 1999. Operating income in the hospitality and attractions segment decreased $6.6 million during the first nine months of 1999 as a result of lower earnings from the Company's attractions-related properties and increased development expenses associated with the Opryland Hospitality Group. Broadcasting and music segment operating income decreased $15.3 million during the first nine months of 1999 primarily due to a decrease at KTVT and Word as well as the operating losses of GET digitalmedia. The operating income of KTVT for the first nine months of 1999 was $8.0 million. Operating losses of the cable networks segment decreased $1.8 million during the first nine months of 1999 primarily as a result of CMT International ceasing its European operations effective March 31, 1998. Total corporate operating expenses increased $2.4 million during the first nine months of 1999 as a result of increased administrative costs.

Interest Expense

Interest expense decreased $3.8 million to $4.3 million in the third quarter of 1999, and decreased $11.4 million to $11.3 million in the first nine months of 1999. The decrease in the first nine months of 1999 is primarily attributable to lower average borrowing levels and lower weighted average interest rates during the first nine months of 1999 than in the first nine months of 1998. The Company's weighted average interest rate on its borrowings was 6.1% in the first nine months of 1999 compared to 6.7% in the first nine months of 1998.

Interest Income

Interest income decreased $3.6 million to $2.9 million in the third quarter of 1999, and decreased $15.2 million to $4.3 million in the first nine months of 1999. The decrease in the first nine months of 1999 primarily relates to the December 1998 collection of a long-term note receivable which originated from the sale of the Company's cable television systems in 1995. This decrease was partially offset by nonrecurring interest income of $2.0 million related to the settlement of contingencies between the Company and CBS during the third quarter of 1999.

Other Gains and Losses

During the first quarter of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision for income taxes decreased $4.0 million to $0.5 million in the third quarter of 1999, and increased $33.1 million to $43.4 million in the first nine months of 1999. The effective tax rate on income before provision for income taxes was 34.9% for the first nine months of 1999 compared to 38.5% for the first nine months of 1998. The Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $600 million until its maturity in July 2002. At October 31, 1999, the Company had approximately $306 million in available borrowing capacity under the Revolver. The terms and conditions of the Revolver require the Company to maintain certain financial ratios and minimum stockholders' equity levels and subject the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates.

As a result of the KTVT Transaction and new hotel construction, the Company anticipated that it would not be in compliance with certain covenants under the Revolver. The Company has obtained a waiver regarding these covenants. The waiver expires at the earlier of February 4, 2000 or upon the occurrence of certain other events. The Company is currently negotiating with its lenders regarding its future financing structure.

The $130 million proceeds from the equity participation rights were used to reduce outstanding indebtedness under the Revolver. Acquisitions and operating losses of GET digitalmedia, the Company's new Internet division, currently projected to be approximately $35 million, will be financed through borrowings under the Revolver.

The Company currently projects capital expenditures of approximately $100 million for 1999, of which $46 million had been spent as of September 30, 1999. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the Company's debt structure, will be sufficient to satisfy anticipated future cash requirements of the Company on both a short-term and long-term basis.

YEAR 2000

Without programming modifications or embedded technology replacements, certain computer systems (hardware, software and equipment) will not operate properly when using the two digits used in date calculations for the year 2000. These computer systems interpret the "00" used in date calculations to represent the year 1900. During 1996, the Company formed an internal task force responsible for assessing, testing and correcting the Company's information technology and systems risks associated with the year 2000. The task force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000, and has taken the appropriate action to ensure compliance. In certain instances, hardware, software and equipment that will not operate properly in the year 2000 has been replaced.

As of October 31, 1999, the task force has determined and confirmed through testing that substantially all of the Company's systems, in certain circumstances following programming changes or replacements, will operate properly in the year 2000, except that certain purchased systems which have been warranted by the vendor to work properly in the year 2000 are currently in the testing process. The Company anticipates the testing of these purchased systems to be completed in November 1999.

The Company has requested written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the year 2000. In many cases, the Company has developed contingency plans related to significant vendors and suppliers that have not confirmed their year 2000 readiness. There can be no assurance that the Company's significant vendors and suppliers will have remedied their year 2000 issues in a timely manner. The failure of a significant supplier to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to monitor its significant vendors and suppliers to mitigate its risks.

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

Management's estimate of the Company's most reasonably likely worst case scenario involves the potential lack of year 2000 readiness of certain of the Company's significant vendors and suppliers, as a result of which the Company will be required to implement its contingency plans.

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

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; the ability to control costs relating to the development of the Opry Mills retail complex; the ability to integrate acquired operations into the Company's businesses; the ability of the Company to implement successfully its focused Internet strategy; the ability of the Opryland Hospitality Group to successfully develop hotel properties in other markets; the advertising market in the United States in general and in the Company's Nashville radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as convention and tourist destinations; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; the ability of the Company to avoid operational problems associated with year 2000 compliance; and consolidation in the broadcasting and cable distribution industries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the Company's overall market interest rate and foreign currency exchange rate exposure at September 30, 1999, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuation in foreign currency exchange rates on the Company's financial position, results of operations or cash flows would not be material.

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

         Item 5.  OTHER INFORMATION

                  Inapplicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits following the Signatures page.

                  (b) No reports on Form 8-K were filed during the quarter ended
                      September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GAYLORD ENTERTAINMENT COMPANY

Date: November 15, 1999           By: /s/ Joseph B. Crace
      -----------------               ------------------------------------------
                                      Joseph B. Crace
                                      Executive Vice President, Chief Operating
                                      Officer, and Chief Financial Officer

                                INDEX TO EXHIBITS

4 Fourth Amendment to Credit Agreement, dated as of October 8, 1999, among the Registrant, the banks named therein, and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.) as Administrative Lender

27       Financial Data Schedule (for SEC use only)