Form 10-K
period 1999-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2000-03-30
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

      (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM               TO
                                                 --------------   --------------

                           COMMISSION FILE NO. 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                           73-0664379
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

         ONE GAYLORD DRIVE, NASHVILLE, TENNESSEE                37214
         (Address of Principal Executive Offices)            (Zip Code)

(Registrant's Telephone Number, Including Area Code)  (615) 316-6000

Securities registered pursuant to Section 12(b) of the Act:

  COMMON STOCK--$.01 PAR VALUE                  NEW YORK STOCK EXCHANGE
         (Title of Class)                 (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 13, 2000, there were 33,317,109 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on March 13, 2000 was approximately $478,612,000. Shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Part II of this Form 10-K. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2000, are incorporated by reference into Part III of this Form 10-K.

                          GAYLORD ENTERTAINMENT COMPANY

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                     PART I
Item 1     Business....................................................................    1
Item 2     Properties..................................................................    14
Item 3     Legal Proceedings...........................................................    16
Item 4     Submission of Matters to a Vote of Security Holders.........................    16

                                   PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.......    16
Item 6     Selected Financial Data.....................................................    17
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................    17
Item 7A    Quantitative and Qualitative Disclosures About Market Risk..................    17
Item 8     Financial Statements and Supplementary Data.................................    17
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................................    17

                                  PART III

Item 10    Directors and Executive Officers of the Registrant..........................    18
Item 11    Executive Compensation......................................................    18
Item 12    Security Ownership of Certain Beneficial Owners and Management..............    18
Item 13    Certain Relationships and Related Transactions..............................    18

                                   PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    18

SIGNATURES ...........................................................................     20

                                     PART I

ITEM 1.  BUSINESS

                            INTRODUCTION AND HISTORY

         Gaylord Entertainment Company (the "Company") is a diversified entertainment company operating principally in three segments: (i) hospitality and attractions; (ii) creative content; and (iii) interactive media.

         The Company traces its origins to a newspaper publishing business founded in 1903 in the Oklahoma Territory by a group including the Gaylord and Dickinson families. In 1928, the Company entered the radio broadcasting business and, in 1949, expanded its broadcasting interests to include television stations. The Company currently owns three radio stations. See "Interactive Media."

         In 1983, the Company acquired Opryland USA, an interrelated group of businesses tracing their origins to the Grand Ole Opry music radio show created in 1925, which has become the cornerstone of the Company's businesses. The Company has developed an entertainment and convention/resort complex in Nashville, Tennessee, that is anchored by the Opry House (the current home of the Grand Ole Opry), the Opryland Hotel Nashville, which is one of the nation's largest convention/resort hotels, and, until the end of 1997, the Opryland theme park. Beginning in 2000, the former Opryland theme park site will be home to Opry Mills, a $200 million entertainment/retail complex to be built in partnership with The Mills Corporation. See "Other Interests."

         Also in 1983, Opryland USA entered the cable networks business by launching The Nashville Network ("TNN"), a cable network with a national audience featuring country lifestyles, entertainment, and sports. In 1991, the Company acquired a 67% interest in Country Music Television ("CMT"), a cable network with a 24-hour country music video format. The Company subsequently expanded CMT outside the U.S., and the first of the CMT International cable networks was launched in Europe in 1992. CMT International, which programs primarily country music videos, was later expanded into Asia and the Pacific Rim, as well as Latin America. In 1994, the Company entered into an agreement to manage the operations of Z Music, a cable network currently featuring contemporary Christian music videos. During 1998, the Company obtained a controlling interest in Z Music. In January 1997, the Company acquired the assets of Word Entertainment ("Word"), one of the largest contemporary Christian music companies in the world. See "Creative Content."

         Prior to September 30, 1997, the Company was a wholly owned subsidiary of a corporation which was then known as Gaylord Entertainment Company ("Old Gaylord"). On October 1, 1997, Old Gaylord consummated a transaction with Westinghouse Electric Corporation, which thereafter changed its name to CBS Corporation ("CBS") and G Acquisition Corp., a wholly owned subsidiary of CBS, pursuant to which G Acquisition was merged with and into Old Gaylord (the "CBS Merger"), with Old Gaylord continuing as the surviving corporation and a wholly owned subsidiary of CBS. Prior to the CBS Merger, Old Gaylord was restructured by transferring its assets and liabilities, other than TNN, the U.S. and Canadian operations of CMT, and certain other related assets and liabilities to the Company and its subsidiaries. Following the restructuring, on September 30, 1997, Old Gaylord distributed pro rata to its stockholders all of the outstanding capital stock of the Company (the "Distribution"). In connection with these transactions, the Company and Old Gaylord entered into various agreements relating to the future relationship between the Company and Old Gaylord (as a subsidiary of CBS) after the CBS Merger (the "CBS Transitional Agreements"), the net cost of which, if any, is expected to be immaterial to the

Company. Immediately following the CBS Merger, the Company changed its name to Gaylord Entertainment Company.

         Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" for periods prior to the Distribution are to Old Gaylord.

                           HOSPITALITY AND ATTRACTIONS

         The Company's hospitality and attractions group consists primarily of an interrelated group of businesses including the Opryland Hotel Nashville, the Inn at Opryland, the General Jackson (an entertainment showboat), and other related businesses. Hotels currently under development in Osceola County, Florida, (in the Orlando market) and Grapevine, Texas, (in the Dallas-Ft. Worth market) are also a part of the hospitality and attractions group. See Note 15 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to hospitality and attractions.

         OPRYLAND HOTEL NASHVILLE. The Opryland Hotel Nashville, situated on approximately 120 acres in the Opryland complex, is one of the largest hotels in the United States in terms of number of guest rooms and it has one of the highest ratios of meeting and exhibit space per room. The Opryland Hotel Nashville attracts convention business, which accounted for approximately 80% of the hotel's revenues in each of 1999, 1998, and 1997 from major trade associations and corporations. It also serves as a destination resort for vacationers seeking accommodations in close proximity to the Grand Ole Opry and the Springhouse Golf Club, the Company's 18-hole championship golf course, as well as to other attractions in the Nashville area. The Company believes that the ambiance created at the Opryland Hotel Nashville and the combination of a state of the art convention facility, live musical entertainment, and old-fashioned Southern hospitality and charm are factors that differentiate it from other convention/resort hotels. In 2000 the company intends to begin a three-year renovation and capital improvement program to provide significant upgrades and additional features to the hotel by the end of 2002, at an anticipated cost of $50 million.

         The following table sets forth information concerning the Opryland Hotel Nashville for each of the five years in the period ended December 31, 1999.

                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            --------    --------    --------    --------    --------
Average number of guest rooms                  2,884       2,884       2,866       2,613       1,907
Occupancy rate                                  78.0%       79.1%       85.4%       84.7%       87.5%
Average daily rate ("ADR")*                 $ 137.18    $ 138.51    $ 131.82    $ 128.48    $ 129.71
Food and beverage revenues (in thousands)   $ 75,843    $ 72,659    $ 76,408    $ 59,904    $ 50,418
Total revenues (in thousands)               $223,389    $223,781    $231,354    $196,226    $153,062

* The Company has made a slight change in its method of calculating average daily room rates in order to be more consistent with industry standards.

         To serve conventions, the Opryland Hotel Nashville has 2,884 guest rooms, four ballrooms with approximately 123,900 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting and exhibit space in the hotel exceeds 600,000 square feet.

         The interior of the hotel is divided into three areas, each featuring indoor gardens, restaurants and shops. The Delta area features a New Orleans street scene amidst a 4.5 acre southern-style indoor garden, all under a 15-story glass dome. Among the attractions of this area are a flowing waterfall that creates a winding river more than a quarter of a mile long on which guests can take a trip on one of the hotel's flatboats. The region also contains an 85-foot fountain and the Delta Island, which includes seven meeting and board rooms, retail shops, lounges and a food court with a variety of quick-service restaurants. The other two areas of the hotel, the Conservatory area, containing an approximately 1.5 acre Victorian tropical garden, and the Cascades area, containing an approximately 1.5 acre water garden, also feature interior landscapes together with eating and shopping options.

         Special productions for conventions are often staged in the hotel or on the General Jackson showboat (described below). The Springhouse Golf Club attracts conventions requiring the availability of golf and makes the hotel more attractive to vacationers. The Springhouse Golf Club also hosts an annual Senior PGA Tour event, the BellSouth Senior Classic at Opryland, which is televised on ABC.

         Opry Mills, a 1.2 million square foot retail entertainment center, will open in May 2000 on a site adjacent to the Opryland Hotel Nashville. Upon opening, the Company believes this new dimension of shopping and entertainment will strengthen its position as an entertainment destination. See "Other Interests."

         The Opryland Hotel Nashville directs its convention marketing efforts primarily to major trade, industry, and professional associations and corporations. The Company believes that the primary factors in successfully marketing the Opryland Hotel Nashville to meeting planners have been the reputation of the hotel's services and facilities; the hotel's ability to offer comprehensive convention services at a single facility; the quality and variety of entertainment and activities available at the hotel and in the Opryland complex generally; and the accessibility and central location of Nashville within the United States. The Opryland Hotel Nashville typically enters into contracts for conventions several years in advance. To date, Opryland Hotel Nashville has experienced a minimal number of cancellations. Conventions under contract that cancel are required to pay certain penalties and face the possible loss of future convention space at the hotel. As of February 29, 2000, definite convention bookings for the balance of 2000 and for 2001 were approximately 536,200 and 435,400 guest room nights, respectively, representing approximately 61% and 41%, respectively, of available guest room nights for such periods, and the hotel had advance convention bookings extending into the year 2018.

         The Company also markets the Opryland Hotel Nashville as a destination resort through national and local advertising and a variety of promotional activities. As part of its marketing activities, the Company advertises promotional "packages" on TNN, CMT and through other media. Pursuant to the CBS Transitional Agreements, the Company continues to have access to promotional spots on TNN and CMT, consistent with past practices, allowing the Company to promote the Opryland Hotel Nashville and other properties on these cable networks until September 2002. In addition, as part of the divestiture of KTVT (described below), the Company will receive $1 million worth of advertising time on KTVT annually over the next 10 years to promote its businesses. Such promotions include "Springtime Getaway," the International Country Music Fan Fair Celebration in June of each year, and "A Country Christmas," which begins each year in November and runs through Christmas Day. The Country Christmas program has contributed to the hotel's high occupancy rate during the months of November and December, traditionally a slow period for the hotel industry.

         THE INN AT OPRYLAND. During 1998, the Company purchased a 307-room hotel facility with approximately 6,500 square feet of meeting space and a 175-seat restaurant adjacent to the Opryland complex for approximately $16 million and renamed the facility the Inn at Opryland. The Company's planned renovations of the hotel, including a major renovation of the guest rooms completed in 1999, will cost approximately $7.5 million.

         THE GENERAL JACKSON. The Company operates the General Jackson, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Opryland complex. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. It is one of many sources of entertainment that the Company makes available to conventions held at the Opryland Hotel Nashville and contributes to the Company's revenues from convention participants as well as local business. During the day it operates cruises, serving primarily tourists visiting the Opryland complex and the Nashville area.

         OPRYLAND HOTEL DEVELOPMENT. In February 1998, the Company announced plans to develop new convention hotels to expand the Opryland Hotel concept to other areas of the country. The Company's business strategy is to develop properties in selected locations across the U.S. to serve meetings and conventions in the same manner as the Opryland Hotel Nashville. These new convention hotels will allow the Company to capture additional convention business from groups that currently utilize the Opryland Hotel Nashville but must rotate their meetings to other locations due to their attendees' desire to experience different markets.

         Plans for the properties to be developed include the following components which the Company believes are the foundation of its success with the Opryland Hotel Nashville: (i) state-of-the-art meeting facilities, including a high ratio of square footage of meeting and exhibit space per guest room; (ii) expansive atriums themed to capture geographical and cultural aspects of the region in which the property is located; and (iii) entertainment components and venues creating a guest experience not typically found in convention hotels.

         The Company has researched various markets in the United States and has determined that markets in the southern half of the country are most desirable to convention planners due to more favorable year-round weather conditions. Two markets, Osceola County, Florida, near Orlando, and Grapevine, Texas, near the Dallas-Fort Worth airport, have been chosen for the first two properties to be developed. The Company has executed a 75-year lease with a 24-year renewal option on a 65-acre site in Osceola County, and has acquired or anticipates acquiring, through ownership or ground lease, approximately 100 acres of property for the Grapevine location. Construction of Opryland Hotel Florida began in June 1999 and conceptual and schematic design work is in progress for Opryland Hotel Texas. Plans for each of the properties include 1,400 guest rooms for Opryland Hotel Florida and 1,500 guest rooms for Opryland Hotel Texas, with each hotel having approximately 400,000 square feet of convention space.

         The Company expects to open Opryland Hotel Florida in 2002 and to initiate construction of Opryland Hotel Texas in the summer of 2000, with an anticipated opening in 2003. Total development costs for the two hotels will be approximately $800 million. The Company is currently evaluating various financing alternatives for these projects.

                                CREATIVE CONTENT

         During 1999, the Company's creative content group consisted primarily of the Grand Ole Opry, the Ryman Auditorium, the Wildhorse Saloon, Acuff-Rose Music Publishing, Word Entertainment, and other related businesses. See Note 15 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's creative content operations.

         THE GRAND OLE OPRY. Celebrating its 75th anniversary in 2000, the Grand Ole Opry is the most widely known platform for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as frequent summer matinees. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its original home in the Ryman Auditorium in downtown Nashville.

         The show is broadcast live by the Company's WSM-AM radio every Friday and Saturday night, and TNN telecasts a 30-minute live segment every Saturday night. Pursuant to the CBS Transitional Agreements, TNN will continue to televise this live segment of the Grand Ole Opry until at least September 2002. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world.

         The Grand Ole Opry currently has 70 performing members who are stars or other notables in the country music field. There are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists. Members include traditional favorites, such as Loretta Lynn and George Jones, as well as contemporary artists, like Garth Brooks, Vince Gill, and Trisha Yearwood. The following is a list of the current members of the Grand Ole Opry (including year of membership).

                          MEMBERS OF THE GRAND OLE OPRY

Bill Anderson-1961                  Emmylou Harris-1992            Ray Pillow-1966
Ernie Ashworth-1964                 Jan Howard-1971                Charley Pride-1993
Clint Black-1991                    Alan Jackson-1991              Jeanne Pruett-1973
Garth Brooks-1990                   Stonewall Jackson-1969         Del Reeves-1966
Jim Ed Brown-1963                   Jim & Jesse-1964               Riders In The Sky-1982
Bill Carlisle-1953                  George Jones*-1969             Johnny Russell-1985
Roy Clark-1987                      Hal Ketchum-1994               Jeannie Seely-1967
John Conlee-1981                    Alison Krauss-1993             Ricky Van Shelton-1988
Wilma Lee Cooper-1957               Hank Locklin-1960              Jean Shepard-1955
Skeeter Davis-1959                  Charlie Louvin-1955            Ricky Skaggs-1982
Diamond Rio-1998                    Patty Loveless-1988            Connie Smith-1971
Little Jimmy Dickens*-1948          Loretta Lynn*-1962             Mike Snider-1990
Joe Diffie-1993                     Barbara Mandrell-1972          Ralph Stanley-2000
Roy Drusky-1958                     Martina McBride-1995           Marty Stuart-1992
Holly Dunn-1989                     Mel McDaniel-1986              Randy Travis-1986
The 4 Guys-1967                     Reba McEntire-1986             Travis Tritt-1992
Larry Gatlin & The                  Ronnie Milsap-1976             Porter Wagoner-1957
  Gatlin Brothers-1976              Lorrie Morgan-1984             Billy Walker-1960
Don Gibson-1958                     Jimmy C. Newman-1956           Charlie Walker-1967
Vince Gill-1991                     The Osborne Brothers-1964      Steve Wariner-1996
Billy Grammer-1959                  Bashful Brother Oswald-1995    The Whites-1984
Jack Greene-1967                    Dolly Parton*-1969             Teddy Wilburn-1953
Tom T. Hall-1980                    Johnny PayCheck-1997           Trisha Yearwood-1999
George Hamilton IV-1960             Stu Phillips-1967

*  Members of the Country Music Hall of Fame.

         The Opry House contains a 45,000 square foot auditorium with 4,400 seats, a television production center that includes a 300-seat studio and lighting, audio, and video control rooms, and set design and scenery shops. The Opry House is used by the Company for the production of television and other programming and by third parties such as national television networks and the Public Broadcasting

System. The Opry House is also rented for concerts, theatrical productions, and special events and is used by the Opryland Hotel Nashville for convention entertainment and events. Pursuant to the CBS Transitional Agreements, TNN and CMT will have access to and use of the Opry House and certain other properties owned by the Company until at least September 2002.

         RYMAN AUDITORIUM. The Ryman Auditorium, built in 1892, is listed on the National Register of Historic Places and seats approximately 2,100. In 1994, the Company re-opened the renovated Ryman Auditorium, the former home of the Grand Ole Opry, for concerts and musical productions.

         Since its reopening, the Ryman Auditorium has featured musicals produced by the Company such as Always . . . Patsy Cline, Lost Highway--The
Music & Legend of Hank Williams, and Bye Bye Love--The Everly Brothers Musical. In 1999, the Ryman's expanded musical series featured three productions--Pump Boys & Dinettes, Smoke on the Mountain, and A Musical Christmas Carol. In 2000, the Ryman Auditorium plans to present a five-show musical series highlighted by the Broadway touring production of Smokey Joe's Cafe and the return of Always .
 . . Patsy Cline. Recent concert performers at the Ryman Auditorium include Faith Hill, James Brown, Bob Dylan, Amy Grant, Lyle Lovett, The Dave Matthews Band, Ricky Skaggs, and Bruce Springsteen.

         THE WILDHORSE SALOON. Since 1994, the Company has owned and operated the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The Wildhorse Saloon has featured such performers as Tim McGraw and the Dixie Chicks. The three story, 56,000 square-foot facility includes a 3,000 square-foot dance floor, a 190-seat restaurant and banquet facility, and a 15' x 22' television screen featuring, among other things, country music videos and sporting events. The club also has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide.

         In April 1998, a second Wildhorse Saloon was opened at the Walt Disney World(R) Resort near Orlando, Florida, to expand the Wildhorse Saloon concept beyond Nashville to a major, high-profile tourist area. The Company acquired a 100% interest in the Orlando Wildhorse Saloon in December 1998. The Orlando Wildhorse Saloon entertainment venue and restaurant comprises approximately 27,000 square feet.

         ACUFF-ROSE MUSIC PUBLISHING. Acuff-Rose Music Publishing is primarily engaged in the music publishing business and owns one of the world's largest, as well as Nashville's oldest, catalog of copyrighted country music songs. The Acuff-Rose catalog also includes popular music, with songs by legendary writers such as Hank Williams, Pee Wee King, Roy Orbison, and Don and Phil Everly. The Acuff-Rose catalog contains at least 70 songs that have been publicly performed over a million times. Standards such as "Oh, Pretty Woman," "Blue Eyes Cryin' in the Rain," and "When Will I Be Loved" are included in the roster of Acuff-Rose songs. Acuff-Rose licenses the use of its songs in films, plays, print, commercials, videos, cable, and television. In addition to its U.S.-based business, through various subsidiaries and sub-publishers, Acuff-Rose collects royalties on licenses granted in a number of foreign countries.

         WORD ENTERTAINMENT. Word is one of the largest contemporary Christian music companies in the world, with four proprietary record labels featuring artists such as Amy Grant, Sixpence None the Richer, Point Of Grace, Jaci Velasquez, Shirley Caesar, and Winans Phase2. Word produces and distributes a wide variety of contemporary Christian and inspirational music, including adult contemporary, pop, rock, gospel, praise and worship, rap, alternative, and other emerging genres, with an emphasis on positive and inspirational themes. Other significant Word operations include the creation of print music, congregational hymnals, and children's videos. Word's music publishing division includes a catalog of over 40,000 songs. In addition, Word has entered into exclusive distribution agreements for the sale of music and video products owned by various third parties. Word's products are distributed in the Christian bookstore market by its own dedicated sales force and in mainstream retail stores through Word's distribution arrangement with Epic Records.

         PANDORA. In July 1998, the Company acquired Pandora Investment S.A., a European-based film rights acquisition and distribution company. Pandora is a worldwide distributor of feature films and syndicated television programming and conducts most of its business outside of the United States.

         OKLAHOMA REDHAWKS. In 1999, the Company acquired an additional 2.9% interest in OKC Athletic Club Limited Partnership, a limited partnership that owns the Oklahoma Redhawks, a minor league baseball club, and in certain concession rights for the club. The additional interest was acquired in exchange for cash consideration of $250,000. As of December 31, 1999, the Company owned a 68% interest in OKC Athletic Club Limited Partnership. The Company has executed additional purchase agreements which are being reviewed by Major League Baseball. If approved by Major League Baseball, these agreements will result in the Company obtaining an additional 7.1% interest for cash consideration of approximately $625,000.

         OTHER INTERESTS. The creative content group also includes an artist management company, a professional athlete management company, and a television production company focusing on specialty golf events.

                                INTERACTIVE MEDIA

         The Company's interactive media group consists primarily of Gaylord Digital, three radio stations, CMT International, and Z Music. See Note 15 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's interactive media operations.

         GAYLORD DIGITAL. Gaylord Digital, formerly GETdigitalmedia, was established in 1999 to initiate an Internet strategy that focuses on the Company's three primary customer groups: country music fans, Christian music fans, and people involved in the meetings and conventions industry. Gaylord Digital's revenues are primarily generated by e-commerce, advertising, and broadcasting.

         On July 28, 1999, the Company acquired a majority interest in GBRJ Music, LLC, which owns Musicforce.com, an online e-commerce community that concentrates on contemporary Christian music, and all of the assets related to Lightsource.com, the Christian content provider for the spiritual channel of broadcast.com (now part of the Yahoo! (R) network). The Company entered into option agreements regarding the additional interests of GBRJ Music as a part of the transaction, and as of December 31, 1999, the Company owned approximately 84% of GBRJ Music. Musicforce.com and Lightsource.com serve as the foundation of Gaylord Digital. In addition to these investments, the Company acquired Soundmarket.net, a country music search engine created from a fan's perspective, and related assets in August 1999. The Company also acquired Songs.com, an e-commerce and community site dedicated to helping independent music artists connect with their fans on the Internet, and related assets in December 1999.

         The Company also has minority investments in Intertainer, Inc., a leading provider of home entertainment services on demand; Copernicus Interactive, Inc., which operates Edgate.com, an educational portal and community focused on grades K-12; and CountryCool.com, Inc., a comprehensive Internet portal and original content provider for country music fans and industry insiders.

           KTVT. In October 1999, CBS Corporation acquired television station KTVT, in Dallas-Fort Worth, Texas, from the Company. KTVT, located in the nation's 7th-largest television market, was purchased by the Company in 1963 and operated as an independent station until becoming a CBS affiliate in July 1995.

         In consideration for the sale of its interest in KTVT, the Company received shares of CBS Series B convertible preferred stock that are convertible into 10,141,691 shares of CBS common stock, approximately $4.2 million in cash, and other consideration. The Company will also receive $1 million worth of advertising time on the station annually over the next 10 years.

         WSM-AM AND WSM-FM. WSM-AM and WSM-FM commenced broadcasting in 1925 and 1967, respectively. The Company's involvement with country music dates back to the creation of the Grand Ole Opry, which has been broadcast live on WSM-AM since 1925.

         WSM-AM and WSM-FM are each broadcast from the Opryland complex and have country music formats. WSM-AM went on the air in 1925 and is one of the nation's 25 "clear channel" stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station's signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada. The Company also has radio broadcast studios in the Opryland Hotel Nashville and at the Wildhorse Saloon in Nashville.

         WWTN-FM. In 1995, the Company acquired the assets of radio station WWTN-FM, which operates out of Nashville, Tennessee. WWTN-FM has a news/talk/sports format and is the flagship station of the Nashville Predators, a National Hockey League club of which the Company owns a minority interest.

         CMT INTERNATIONAL. In October 1992, the Company launched CMT International in Europe. CMT International expanded its reach to include portions of Asia and the Pacific Rim, including Australia and New Zealand, with the launch of a second cable network in 1994. In 1995, CMT International launched its third cable network in Latin America. In February 1998, the Company announced its plans to expand the operations of CMT International in Asia and the Pacific Rim and Latin America and to cease operations in Europe. The Company ceased its CMT Europe satellite feed on March 31, 1998. The Company currently plans to pursue reentry into the European market. The programming for CMT International currently consists primarily of country music videos.

         In September 1999, the Company acquired a 15% minority interest in the operations of two Argentine cable networks, Solo Tango and TV Argentina. Pursuant to the terms of a program license agreement, CMT International provides a block of CMT-branded programming for airing on the TV Argentina cable network.

         On December 31, 1999, CMT International reached approximately 6.4 million subscribers on a full- and part-time basis, including approximately 1.1 million subscribers in Australia and approximately 1.3 million subscribers in Brazil.

         Z MUSIC. In 1994, the Company agreed to manage Z Music, Inc. in exchange for an option to purchase 95% of Z Music's outstanding capital stock. The Company funded Z Music's operations with advances under a note receivable. During the fourth quarter of 1998, the Company foreclosed on and acquired the assets of Z Music securing the note receivable.

         The Z Music cable network features contemporary Christian music videos and is currently available in approximately 7.5 million U.S. homes on either a full- or part-time basis, including 2.7 million cable homes and 4.8 million broadcast homes. The network's video programming covers a spectrum of musical styles, ranging from inspirational, country and rock videos to spiritual music videos with more overt Christian messages. The Z Music network also programs music news and artists' interviews, featuring artists with strong convictions and a passion for their message. The network's programming includes positive, uplifting music by artists that are not necessarily categorized as Christian.

                                 OTHER INTERESTS

         The Company's other interests consist primarily of the Company's investments in Opry Mills, Bass Pro Shops, and the Nashville Predators. See Note 15 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's Corporate and Other operations.

         OPRY MILLS. From 1972 until the end of 1997, the Company operated the Opryland theme park, a musical show park located within the Opryland complex that emphasized live productions of country, rock `n' roll, gospel, bluegrass, and Broadway show tunes. In November 1997, the Company announced plans to close the Opryland theme park and to develop Opry Mills, a $200 million entertainment/retail complex, in partnership with The Mills Corporation. The Company owns a one-third interest in the partnership.

         The new Opry Mills retail complex, with 1.2 million square feet of leasable space, is expected to enhance the Opryland properties, particularly the Opryland Hotel Nashville, the Grand Ole Opry, and the General Jackson. Unlike the Opryland theme park, which operated full-time only in the summer and part-time during the Christmas season and on weekends in the spring and autumn, Opry Mills will provide shopping, entertainment, and dining experiences for visitors to the Company's existing properties on a year-round basis. The Company currently expects that Opry Mills will open in May 2000.

         BASS PRO SHOPS. In 1993, the Company purchased a minority interest in Bass Pro, L.P., a partnership that owns and operates Bass Pro Shops, a leading retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a 185,000-square-foot retail center in Springfield, Missouri, and additional retail stores in Atlanta, Georgia; Gurnee, Illinois (near Chicago); Ft. Lauderdale, Florida; Islamorada, Florida; Concord, North Carolina; Katy, Texas (near Houston); and Grapevine, Texas, near the location of the planned Opryland Hotel Texas. Bass Pro Shops has announced plans to build three additional stores, including one to be located in the new Opry Mills complex. The Company's properties are featured in the millions of Bass Pro Shops catalogs published annually.

         In December 1999, Bass Pro, L.P., was reorganized to spin off certain non-essential business assets. As part of the reorganization, the partnership relinquished its equity interest in various subsidiaries, including those that owned Tracker Marine, a manufacturer of fiberglass and aluminum fishing boats, and Big Cedar Lodge, a resort development located in southern Missouri. The Company and the other limited partners in Bass Pro, L.P., contributed their limited partnership interest to a newly formed Delaware corporation, Bass Pro, Inc., which is the successor-in-interest to Bass Pro, L.P.'s assets, liabilities, and obligations. The Company has a minority interest in Bass Pro, Inc.

         NASHVILLE PREDATORS. The Company owns a 19.9% interest in the Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, an expansion franchise of the National Hockey League which began its second season in the fall of 1999.

         In November 1999, the Company entered into a Naming Rights Agreement with the limited partnership whereby the Company purchased the right to name the Nashville Arena as the "Gaylord

Entertainment Center" and to place certain advertising within the arena. Under the agreement, which has a 20-year term, the Company is required to make annual payments of $2,050,000, subject to a 5% annual increase, and to purchase a minimum number of event tickets each year.

                                   COMPETITION

         HOSPITALITY AND ATTRACTIONS. The Company's Opryland hospitality and attractions businesses compete with all other forms of entertainment, lodging, and recreational activities. In addition to the competitive factors outlined below for each of the Company's businesses within the hospitality and attractions group, its success is dependent upon certain factors beyond the Company's control including economic conditions, amount of available leisure time, transportation costs, public taste, and weather conditions.

         The Opryland Hotel Nashville competes with other hotels throughout the United States and abroad, including many hotels operated by companies with greater financial, marketing, and human resources than the Company. Principal factors affecting competition within the convention/resort hotel industry include the hotel's reputation, quality of facilities, location and convenience of access, price, and entertainment. The hotel business is management and marketing intensive. The Opryland Hotel Nashville competes with other hotels throughout the United States for high quality management and marketing personnel. Although Opryland Hotel Nashville has historically enjoyed a relatively low rate of turnover among its managerial and marketing personnel, there can be no assurance that it will continue to be able to attract and retain employees with the requisite managerial and marketing skills. The hotel also competes with other employers for non-managerial employees in the Middle Tennessee labor market, which recently has had a low level of unemployment. The low unemployment rate makes it difficult to attract qualified non-managerial employees and has been a substantial factor in the high turnover rate among those employees.

         CREATIVE CONTENT. The Company's various creative content businesses compete with all other entertainment outlets. Success in the entertainment industry is dependent on taste and fashion, which may fluctuate from time to time. Word competes with numerous other companies that publish and distribute Christian inspirational music. In addition, Word and Acuff-Rose compete with other record and music publishing companies, both Christian and secular, to sign artists and songwriters. The Company's ability to sign and re-sign popular recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, management teams, and the royalty and advance arrangements offered.

         INTERACTIVE MEDIA. The market for Internet products and services is rapidly evolving and highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition in the industry will continue to intensify. As Gaylord Digital expands the scope of its Internet services, it will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services.

         Gaylord Digital competes with other online vendors, many of whom possess significant brand awareness, sales volume and customer bases. In addition, Gaylord Digital competes with traditional retailers who currently may or may not sell products or services through the Internet, in addition to other Internet attractions and entertainment products. The Company believes that the principal competitive factors in this market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, security, and reliability and speed of fulfillment. Many of Gaylord Digital's existing competitors, in addition to potential competitors that may enter the industry, have significantly greater financial, technical, marketing and distribution resources than Gaylord Digital. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. These developments could have an adverse effect on Gaylord Digital's ability to compete.

         WSM-AM, WSM-FM, and WWTN-FM compete for advertising revenues with other radio stations in the Nashville market on the basis of formats, ratings, market share, and the demographic makeup of their audiences. Advertising rates of the radio stations are based principally on the size, market share, and demographic profile of their listening audiences. The Company's radio stations primarily compete for both audience share and advertising revenues. They also compete with the Internet, newspapers, billboards, cable networks, local cable channels, and magazines for advertising revenues. Management competence and experience, station frequency signal coverage, network affiliation, effectiveness of programming format, sales effort, and level of customer service are all important factors in determining competitive position.

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

         The principal competitive factors in obtaining viewer acceptance, on which cable subscriber fees and advertiser support ultimately depend, are the appeal of the networks' programming focus and the quality of their programming. Viewers' tastes in music and television, which impact the acceptance of the Company's programming, may also change from time to time. Music videos constitute substantially all of CMT International's and Z Music's programming. These videos are currently provided to the Company for promotional purposes by record companies and may also be distributed to other programming services as well as to other media.

         Until September 2001, pursuant to the CBS Transitional Agreements, the Company is prohibited from owning or operating a cable network featuring country music videos or a significant amount of musical, sports, variety, or other entertainment features or series, the theme of which is perceived by the viewing public as "country entertainment." The Company is also generally prohibited, until September 2001, from providing, or making available for viewing, "country entertainment" programming on a cable network or an over-the-air broadcast television station. Notwithstanding the foregoing, the Company can own and operate CMT International in any area outside of the United States and Canada, provided that CMT International's programming, other than country music videos, will not primarily consist of programming featuring or related to "country entertainment."

                           REGULATION AND LEGISLATION

         HOSPITALITY AND ATTRACTIONS. The Opryland Hotel Nashville is subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The Company believes that it is in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by the Opryland Hotel Nashville requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of the operations of the Company's hospitality and attractions segment.

         INTERACTIVE MEDIA. Radio broadcasting is subject to regulation under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations.

         Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past usually have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is aware of no reason why its radio station licenses should not be renewed.

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

         The Communications Act also places certain limitations on alien ownership or control of entities holding broadcast licenses. The Company's Restated Certificate of Incorporation contains a provision permitting the Company to redeem common stock from certain holders if the Board of Directors deems such redemption necessary to prevent the loss or secure the reinstatement of any of its licenses or franchises. Communications companies may have officers and directors who are not U.S. citizens.

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

                               RECENT DEVELOPMENTS

         In January 2000, the Company announced plans to form a joint venture with The Peterson Companies to develop a 2000-room convention hotel on the Potomac River in Maryland (Washington, D.C. market).

         In March 2000, the Company finalized a transaction to become a partner with MegaCable, Mexico's second-largest cable television operator. The initial focus of the partnership will be the operations of Video Rola, a 24-hour video channel, now available in Mexico, that features regional Mexican music. The Company will be responsible for the distribution, sales, and marketing of Video Rola in the United States.

                                    EMPLOYEES

         As of December 31, 1999, the Company had approximately 4,330 full-time and 1,490 part-time and temporary employees. The Company believes its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company. All officers serve at the discretion of the Board of Directors.

Name                       Age    Position
----                       ---    --------
E. K. Gaylord II..........  42    Chairman of the Board
Terry E. London...........  50    Director, President, and Chief Executive Officer
J. Tim DuBois.............  51    President, Creative Content Group
David B. Jones............  56    President, Opryland Hospitality Group

W. Brian Payne............  29    President, Interactive Media Group
Jerry O. Bradley..........  60    President, Acuff-Rose Music Publishing, Inc.
Roderick F. Connor, Jr....  47    Senior Vice President and Chief Administrative Officer
Jack L. Gaines............  58    President, Opryland Hotel and Attractions
Carl W. Kornmeyer.........  47    Senior Vice President of Corporate Development and Acting
                                  Chief Financial Officer
Dan E. Harrell............  51    President, Idea Entertainment, Inc.

         The following is additional information with respect to the above-named executive officers and directors.

         Mr. E. K. Gaylord II has served as Chairman of the Board of the Company since May 1999. He served as Vice Chairman of the Board from May 1996 until May 1999, and he has been a director of the Company since 1977. Mr. Gaylord has been the president of OPUBCO since June 1994 and is a director of OPUBCO. He served as executive vice president and assistant secretary of OPUBCO from June 1993 until June 1994. He also owns and operates the Lazy E Ranch in Guthrie, Oklahoma, and is a director of the National Cowboy Hall of Fame & Western Heritage Center. Mr. Gaylord is the son of Mr. Edward L. Gaylord and the brother of Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

         Mr. London has been the President and Chief Executive Officer and a director of the Company since May 1997. Mr. London was also the acting Chief Financial Officer of the Company from March

1997 until February 1998. Prior to May 1997, Mr. London had served, since March 1997, as Executive Vice President and Chief Operating Officer and, from September 1993 until March 1997, as Senior Vice President and Chief Financial and Administrative Officer of the Company. He has been employed by the Company in various capacities since 1978. Mr. London is a certified public accountant.

         Mr. DuBois has served as President of the creative content group since February 2000. From 1989 until February 2000, he was president of Arista Nashville, a record company.

         Mr. Jones has been the President of the newly formed Opryland Hospitality Group since May 1999. He served as President of the Opryland Lodging Group from May 1998 until May 1999. From 1993 until May 1998, Mr. Jones served as president and chief operating officer of John Q. Hammons Hotels, Inc.

         Mr. Payne has served as President of the interactive media group since November 1999. From June 1999 until November 1999, he was Vice President of the Company's Internet operations. Mr. Payne was a financial analyst for the Company from October 1996 until June 1999. Mr. Payne served as an intern at the Company from May 1995 until October 1996.

         Mr. Bradley has served as President of Acuff-Rose Music Publishing since September 1993.

         Mr. Connor has served as the Senior Vice President and Chief Administrative Officer of the Company since December 1997. From February 1995 to December 1997, Mr. Connor was the Vice President and Corporate Controller of the Company. For more than three years prior to February 1995, Mr. Connor was the Corporate Controller of the Company.

         Mr. Gaines has served as President of the Opryland Hotel and Attractions since February 1998. From 1994 until February 1998, Mr. Gaines operated JLG Consulting, a hotel consulting business.

         Mr. Kornmeyer has been Senior Vice President of Corporate Development since November 1999 and Acting Chief Financial Officer since December 1999. He served as President of the Company's broadcasting, cable networks and Internet operations from October 1997 until November 1999. He served as Senior Vice President of Broadcast and Business Affairs of the Company's broadcasting and cable networks operations from March 1996 until October 1997. He served as Vice President of Business Affairs of the Company's broadcasting and cable networks operations from March 1994 until February 1996.

         Mr. Harrell served as President of the Company's Christian music, film, and artist and sports management businesses from March 1997 until February 2000. For over 17 years prior to March 1997, Mr. Harrell was co-owner of Blanton Harrell Entertainment. Mr. Harrell's employment with the Company terminated as of February 28, 2000.

ITEM 2.  PROPERTIES

         The Company owns its executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company believes that its present facilities for each of its business segments as described below are generally well maintained. The Company believes that it will require additional office facilities to accommodate its anticipated growth over the next several years.

                           HOSPITALITY AND ATTRACTIONS

         The Company owns the land and improvements that comprise the Opryland complex in Nashville, Tennessee. The Opryland complex includes the site of the Opryland Hotel Nashville (approximately 120 acres), the site of the Opry Mills mall which is being constructed on a portion of the site that was formerly the Opryland theme park (approximately 200 acres), the General Jackson showboat's docking facility, the production and administration facilities that are currently being leased to CBS for TNN and CMT, the Opry House, and WSM Radio's offices and studios.

         The Company has entered into 99-year lease agreements with The Mills Corporation for approximately 124 acres of the Opryland complex in exchange for, among other consideration, a one-third interest in a partnership formed for the development of Opry Mills.

         The Company also owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, a 26-acre KOA campground, and the 6.7-acre site of the Inn at Opryland, all of which are located near the Opryland complex.

         The Company has acquired, through ownership or ground lease, approximately 100 acres of property in Grapevine, Texas, for the location of Opryland Hotel Texas. In addition, the Company has executed a 75-year lease with a 24-year renewal option on a 65-acre site in Osceola County, Florida, for the location of Opryland Hotel Florida.

                                CREATIVE CONTENT

         The Company owns the Acuff-Rose Music Publishing building (and adjacent real estate) located on Nashville's "Music Row" and an office building of approximately 40,000 square feet, also located on Music Row, for use by Word Entertainment as executive and administrative office space. Word leases approximately 36,000 additional square feet on various floors of a Nashville office building, which space is primarily used for sales and administrative offices. Leases for the office property described above expire on various dates ranging from August 2001 to November 2003. Word also leases sales offices and warehouse space in Delta, Canada and Milton Keynes, United Kingdom. Additionally, the Company and Word guarantee the lease of warehouse space in Smyrna, Tennessee, for use in connection with warehousing and distribution.

         In addition, the Company owns the Ryman Auditorium and a Wildhorse Saloon dance hall and production facility in downtown Nashville. The Company also owns and uses a 100,000 square foot warehouse in Old Hickory, Tennessee. The Company leases its Wildhorse Saloon site in Orlando.

                                INTERACTIVE MEDIA

         The Company owns the offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. Pursuant to the CBS Transitional Agreements, these facilities are being leased to CBS. Master control and satellite uplink operations for CMT International and Z Music are also located in the facilities being leased to CBS. The services for the satellite uplink operations are being provided by CBS to the Company pursuant to the CBS Transitional Agreements. CMT International has offices in the executive office building and currently leases its transponders. Additionally, CMT International leases office space in Sydney, Australia, and Miami, Florida.

         The Company acquired a building of approximately 38,800 square feet located in downtown Nashville, Tennessee, in September 1999. Upon completion of renovations, the building will serve as administrative and executive office space for Gaylord Digital. Currently, Gaylord Digital leases approximately 12,000 square feet of office space in two buildings located in downtown Nashville. Leases for this office property expire on various dates ranging from March 2000 to December 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company maintains various insurance policies, including general liability and property damage insurance, as well as product liability, workers' compensation, business interruption, and other policies, which it believes provide adequate coverage for the risks associated with its range of operations. Various subsidiaries of the Company are involved in lawsuits incidental to the ordinary course of their businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. The Company believes that it is adequately insured against these claims by its existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect upon its financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)  MARKET INFORMATION

         The information required by this item is incorporated by reference to the information under the caption "Corporate Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in
Exhibit 13.1 to this Form 10-K.

         (B)  HOLDERS

         The information required by this item is incorporated by reference to the information under the caption "Corporate Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in
Exhibit 13.1 to this Form 10-K.

         (C)  CASH DIVIDENDS

         The information required by this item is incorporated by reference to the information under the captions "Corporate Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in
Exhibit 13.1 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is incorporated by reference to the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in Exhibit 13.1 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in Exhibit
13.1 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated by reference to the information under the caption "Market Risk" within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in Exhibit 13.1 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated by reference to the information on pages 25 through 44 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, and is included in Exhibit
13.1 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about our Directors is incorporated by reference to the discussion under the heading "Item 1 - Election of Class III Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

         Information required by Item 405 of Regulation S-K is incorporated by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

         Certain other information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the discussion under the heading "Beneficial Ownership" in our Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.


                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         14(A)(1)  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report, with reference to the applicable pages of Exhibit 13.1 to this Form 10-K:

                                                                                    Exhibit 13.1
                                                                                        Page
                                                                                    ------------
         Consolidated Statements of Income for the Years Ended December
               31, 1999, 1998 and 1997 ...............................................   15


         Consolidated Balance Sheets as of December 31, 1999 and 1998.................   16

         Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1999, 1998, and 1997......................................   17

         Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1999, 1998, and 1997................................   18

         Notes to Consolidated Financial Statements ..................................   19

         14(A)(2)  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
               December 31, 1999......................................................   S-2

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
               December 31, 1998......................................................   S-3

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
               December 31, 1997......................................................   S-4


         All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         14(A)(3)  EXHIBITS

         See Index to Exhibits, pages 21 through 25.

         14(B)  REPORTS ON FORM 8-K

         A Current Report on Form 8-K, dated October 27, 1999, reporting the completion of the sale of the Company's interest in the entities that own television station KTVT to CBS Corporation was filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GAYLORD ENTERTAINMENT COMPANY



                                    By:  /s/  E. K. Gaylord II
                                         ---------------------------------------
                                         E. K. Gaylord II
                                         Chairman of the Board
March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                                 Title                             Date
               ---------                                 -----                             ----

        /s/ E. K. Gaylord II                   Chairman of the Board                 March 30, 2000
-------------------------------------------
           E. K. Gaylord II


         /s/ Terry E. London                   Director, President and Chief         March 30, 2000
-------------------------------------------    Executive Officer (Principal
            Terry E. London                    Executive Officer)



       /s/ Martin C. Dickinson                 Director                              March 30, 2000
-------------------------------------------
          Martin C. Dickinson


      /s/ Christine Gaylord Everest            Director                              March 30, 2000
-------------------------------------------
       Christine Gaylord Everest


                                               Chairman Emeritus                     March ___, 2000
-------------------------------------------
           Edward L. Gaylord

         /s/ Craig L. Leipold                  Director                              March 30, 2000
-------------------------------------------
           Craig L. Leipold


                                               Director                              March ___, 2000
-------------------------------------------
            Joe M. Rodgers

       /s/ Mary Agnes Wilderotter              Director                              March 30, 2000
-------------------------------------------
        Mary Agnes Wilderotter


           /s/ Howard L. Wood                  Director                              March 30, 2000
-------------------------------------------
            Howard L. Wood

         /s/ Carl W. Kornmeyer                 Senior Vice President of              March 30, 2000
-------------------------------------------    of Corporate Development
           Carl W. Kornmeyer                   (Principal Accounting and
                                               Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                   Description

2.1+ Asset Purchase Agreement by and among Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT Holdings Corporation and CCA Holdings Corporation dated as of March 30, 1995 (incorporated by reference to Exhibit 2 to Old Gaylord's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

2.2+ Amendment 1 to the Asset Purchase Agreement by and among Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT Holdings Corporation and CCA Holdings Corporation dated as of May 24, 1995 (incorporated by reference to Exhibit 2.2 to Old Gaylord's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).

2.3 Amendment 2 to the Asset Purchase Agreement by and among Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT Holdings Corporation and CCA Holdings Corporation dated as of September 29, 1995 (incorporated by reference to Exhibit 2.3 to Old Gaylord's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).

2.4 Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word, Incorporated and Word Direct Partners, L.P. as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc.).

2.5+ Amendment No. 1 to the Asset Purchase Agreement dated as of January 6, 1997, by and among Thomas Nelson, Inc., Word Incorporated and Word Direct Partners, L.P. as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc.).

2.6+ Asset Purchase Agreement, dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc.).

2.7+ Subsidiary Asset Purchase Agreement executed on January 6, 1997 and dated as of November 21, 1996 between Word Communications, Ltd. and Word Entertainment (Canada), Inc. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc.).

2.8+              Asset Purchase Agreement by and between Cox Broadcasting, Inc.
                  and Gaylord Broadcasting Company, L.P. dated January 20, 1997 (incorporated by reference to Exhibit 2.10 to Old Gaylord's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1996).

2.9+ Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation ("Westinghouse"), G Acquisition Corp. and Old Gaylord (incorporated by reference to Exhibit 2.1 to Old Gaylord's Current Report on Form 8-K dated February 9, 1997).

2.10+ Agreement and Plan of Merger, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to
                  Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

2.11+ First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission on October 12, 1999).

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

4.2 Credit Agreement dated as of August 19, 1997 among Old Gaylord, the banks named therein and NationsBank of Texas, N.A., ("NationsBank") as Administrative Lender (including form of Swing Line Note, form of Revolving Credit Note, and form of Assumption Agreement) (incorporated by reference to Exhibit
                  4.2 to the Company's Registration Statement on Form 10, as amended (File No. 1-13079)).

4.3 First Amendment to Credit Agreement, dated as of September 30, 1997, among Old Gaylord, the Registrant, the banks named therein, and NationsBank (incorporated by reference to Exhibit
                  4.3 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1997).

4.4 Second Amendment to Credit Agreement, dated as of March 24, 1998 but effective as of October 1, 1997, among the Registrant, the banks named therein, and NationsBank (incorporated by reference to Exhibit 4.4 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1997).

4.5 Third Amendment to Credit Agreement, dated as of March 22, 1999 but effective as of December 31, 1998, among the Registrant, the banks named therein, and NationsBank, N.A. (successor by merger to NationsBank) (incorporated by reference to Exhibit 4.5 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1998).

4.6 Fourth Amendment to Credit Agreement, dated as of October 8, 1999, among the Registrant, the banks named therein, and NationsBank, N.A. (successor by merger to NationsBank) as Administrative Lender (incorporated by reference to Exhibit 4 to Gaylord's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

4.7* First Amendment to Fourth Amendment to Credit Agreement, dated as of March 17, 2000, but effective as of October 8, 1999, among the Registrant, the banks named therein, and Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Lender.

4.8* Fifth Amendment to Credit Agreement, dated as of February 2, 2000, among the Registrant, the banks named therein, and Bank of America, N.A. (formerly known as NationsBank, N.A.), as Administrative Lender.

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

10.5 Tax Disaffiliation Agreement by and among Old Gaylord, the Registrant and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated October 7, 1997).

10.6 Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 7, 1997).

10.7 Opry Mills Limited Partnership Agreement, executed as of March 31, 1998, by and among Opry Mills, L.L.C., The Mills Limited Partnership, and Opryland Attractions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.8 Tax Matters Agreement, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

10.9 Amended and Restated Tax Matters Agreement, dated as of October 8, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission on October 12, 1999).

10.10 First Amendment to Post-Closing Covenants Agreement and Non-Competition Agreements, dated as of April 9, 1999, by and among the Registrant, CBS Corporation, Edward L. Gaylord and
                  E. K. Gaylord II (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 19,
                  1999).

10.11* Opryland Hotel - Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.C., and Opryland Hotel - Florida Limited Partnership.

                  EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

10.12 1997 Stock Option and Incentive Plan Amended and Restated as of May 13, 1999 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.13 The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Old Gaylord's Registration Statement on Form S-1 (Registration No. 33-42329)).

10.14 The Opryland USA Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31,
                  1992).

10.15 Gaylord Entertainment Company Excess Benefit Plan (incorporated by reference to Exhibit 10.30 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31,
                  1994).

10.16 Gaylord Entertainment Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17* Amended and Restated Gaylord Entertainment Company Directors' Unfunded Deferred Compensation Plan.

10.18 Form of Severance Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1996).

10.19 Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.24 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1996).

10.20 Executive Employment Agreement of Dan E. Harrell, dated March 24, 1997, with Word Entertainment Group, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.17 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1997).

10.21 Letter Agreement, dated March 26, 1998, regarding employment of Jerry O. Bradley by the Registrant (incorporated by reference to Exhibit 10.18 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22* Severance Agreement, dated February 1999 between the Registrant and David B. Jones.

10.23* Executive Employment Agreement of James "Tim" DuBois dated February 15, 2000, with the Registrant.

10.24* Naming Rights Agreement dated as of November 24, 1999, by and between Registrant and Nashville Hockey Club Limited Partnership.

13.1* Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

21*               Subsidiaries of Gaylord Entertainment Company.

23*               Consent of Independent Public Accountants.

27*               Financial Data Schedule for year ended December 31, 1999 (for
                  SEC use only).



   + As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

   *     Filed herewith.

To Gaylord Entertainment Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Gaylord Entertainment Company as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 included in this Annual Report on Form 10-K and have issued our report thereon dated February 9, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in response to Item 14(a)(2) of this Annual Report on Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 9, 2000

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                            Additions charged to
                               Balance at  ---------------------              Balance at
                               beginning   Costs and      Other                 end of
                               of period   expenses     Accounts   Deductions   period
                               ---------   --------     --------   ----------   ------
1997 restructuring charge       $2,294          --          --       2,294       $ --
1999 restructuring charge           --       3,102          --       2,603        499
                                ------       -----       -----       -----       ----
     Total                      $2,294       3,102          --       4,897       $499
                                ======       =====       =====       =====       ====

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                            Additions charged to
                               Balance at  ---------------------              Balance at
                               beginning   Costs and      Other                 end of
                               of period   expenses     Accounts   Deductions   period
                               ---------   --------     --------   ----------   ------
1997 restructuring charge       $6,073          --          --       3,779       $2,294
                                ======       =====       =====       =====       ======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)



                                            Additions charged to
                               Balance at  ---------------------              Balance at
                               beginning   Costs and      Other                 end of
                               of period   expenses     Accounts   Deductions   period
                               ---------   --------     --------   ----------   ------
1997 Restructuring charge       $   --       13,654         --       7,581       $6,073
                                ======       ======      =====       =====       ======