Form 10-Q
period 2000-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2000-05-12
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number 1-13079

                         GAYLORD ENTERTAINMENT COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         73-0664379
------------------------------------                   -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

           One Gaylord Drive
         Nashville, Tennessee                                    37214
----------------------------------------               -------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of April 30, 2000
          -----                             --------------------------------
Common Stock, $.01 par value                        33,320,282 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
Part I -  Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Statements of Income -
                      For the Three Months Ended March 31, 2000 and 1999            3

                  Condensed Consolidated Balance Sheets -
                      March 31, 2000 and December 31, 1999                          4

                  Condensed Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2000 and 1999            5

                  Notes to Condensed Consolidated Financial Statements              6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           9

          Item 3. Quantitative and Qualitative Disclosures About Market Risk       14


Part II - Other Information

          Item 1. Legal Proceedings                                                15

          Item 2. Changes in Securities and Use of Proceeds                        15

          Item 3. Defaults Upon Senior Securities                                  15

          Item 4. Submission of Matters to a Vote of Security Holders              15

          Item 5. Other Information                                                15

          Item 6. Exhibits and Reports on Form 8-K                                 15


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         2000          1999
                                                                       ---------     ---------
Revenues                                                               $ 105,724     $ 113,139

Operating expenses:
     Operating costs                                                      75,763        74,491
     Selling, general and administrative                                  34,973        31,272
     Depreciation and amortization                                        13,509        12,024
                                                                       ---------     ---------

          Operating income (loss)                                        (18,521)       (4,648)

Interest expense                                                          (5,618)       (3,148)
Interest income                                                              498           447
Other gains and losses                                                       677       129,699
                                                                       ---------     ---------

          Income (loss) before provision (benefit) for income taxes      (22,964)      122,350

Provision (benefit) for income taxes                                      (7,923)       42,558
                                                                       ---------     ---------

          Net income (loss)                                            $ (15,041)    $  79,792
                                                                       =========     =========


Net income (loss) per share                                            $   (0.45)    $    2.43
                                                                       =========     =========


Net income (loss) per share - assuming dilution                        $   (0.45)    $    2.41
                                                                       =========     =========


Dividends per share                                                    $      --     $    0.20
                                                                       =========     =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               March 31,       Dec. 31,
                                                                                 2000            1999
                                                                              -----------     -----------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                                $    17,373     $    18,696
     Trade receivables, less allowance of $7,398 and $7,474, respectively          91,778          83,289
     Inventories                                                                   29,405          28,527
     Other assets                                                                  47,234          33,524
                                                                              -----------     -----------
          Total current assets                                                    185,790         164,036
                                                                              -----------     -----------

Property and equipment, net of accumulated depreciation                           627,299         611,582
Intangible assets, net of accumulated amortization                                154,020         141,874
Investments                                                                       672,578         742,155
Long-term notes receivable, net                                                    19,447          19,715
Other assets                                                                       52,568          53,022
                                                                              -----------     -----------
          Total assets                                                        $ 1,711,702     $ 1,732,384
                                                                              ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $   372,359     $   299,788
     Accounts payable and accrued liabilities                                     122,206         128,123
                                                                              -----------     -----------
          Total current liabilities                                               494,565         427,911
                                                                              -----------     -----------

Long-term debt, net of current portion                                              9,670          10,335
Deferred income taxes                                                             264,706         292,966
Other liabilities                                                                  40,107          38,693
Minority interest                                                                   1,400           1,320

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                        --              --
     Common stock, $.01 par value, 150,000 shares authorized,
          33,317 and 33,282 shares issued and outstanding, respectively               333             333
     Additional paid-in capital                                                   512,554         512,308
     Retained earnings                                                            335,987         351,028
     Unrealized gain on investments                                                54,546          99,858
     Other stockholders' equity                                                    (2,166)         (2,368)
                                                                              -----------     -----------
          Total stockholders' equity                                              901,254         961,159
                                                                              -----------     -----------
          Total liabilities and stockholders' equity                          $ 1,711,702     $ 1,732,384
                                                                              ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                             2000         1999
                                                                           --------     ---------
Cash Flows from Operating Activities:
     Net income (loss)                                                     $(15,041)    $  79,792
     Amounts to reconcile net income (loss) to net cash flows
          used in operating activities:
          Depreciation and amortization                                      13,509        12,024
          Deferred income taxes                                                 589          (552)
          Gain on equity participation rights                                    --      (129,875)
          Changes in (net of acquisitions and divestitures):
               Trade receivables                                             (5,526)       (2,406)
               Accounts payable and accrued liabilities                     (11,141)      (11,820)
               Other assets and liabilities                                 (12,935)         (587)
                                                                           --------     ---------
          Net cash flows used in operating activities                       (30,545)      (53,424)
                                                                           --------     ---------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                    (24,872)      (15,267)
     Proceeds from equity participation rights                                   --       130,000
     Acquisition of businesses, net of cash acquired                        (11,620)           --
     Investments in, advances to and distributions from affiliates, net      (5,084)      (32,253)
     Other investing activities                                              (1,772)       (1,746)
                                                                           --------     ---------
          Net cash flows provided by (used in) investing activities         (43,348)       80,734
                                                                           --------     ---------

Cash Flows from Financing Activities:
     Repayment of long-term debt                                               (822)       (8,550)
     Proceeds from issuance of long-term debt                                   500           500
     Net borrowings (repayments) under revolving credit agreements           72,228       (20,377)
     Proceeds from exercise of stock option and purchase plans                  664            20
     Dividends paid                                                              --        (6,562)
                                                                           --------     ---------
          Net cash flows provided by (used in) financing activities          72,570       (34,969)
                                                                           --------     ---------

Net change in cash                                                           (1,323)       (7,659)
Cash, beginning of period                                                    18,696        18,746
                                                                           --------     ---------
Cash, end of period                                                        $ 17,373     $  11,087
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

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

The weighted average number of common shares outstanding is calculated as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2000            1999
                                                     ------          ------
        Weighted average shares outstanding          33,329          32,809
        Effect of dilutive stock options                 --             257
                                                     ------          ------
        Weighted average shares outstanding -
          assuming dilution                          33,329          33,066
                                                     ======          ======

For the three months ended March 31, 2000, the Company's effect of dilutive stock options was the equivalent of 176 shares of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 as the effect of their inclusion would be anti-dilutive.

3.  COMPREHENSIVE INCOME:

SFAS No. 130, "Reporting Comprehensive Income", requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                    2000           1999
                                                 ---------       --------
       Net income (loss)                         $ (15,041)      $ 79,792
       Unrealized loss on investments              (45,312)            --
       Foreign currency translation                     18           (265)
                                                 ---------       --------

         Comprehensive income (loss)             $ (60,335)      $ 79,527
                                                 =========       ========


4.  GAYLORD DIGITAL:

During 1999, the Company acquired 84% of two online operations, Musicforce.com and Lightsource.com, for approximately $23,400 in cash. During the first three months of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for approximately $6,500 in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of the online operations have been included in the consolidated financial statements from the date of acquisition of a controlling interest. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should additional facts about the online operations become known. The excess of purchase price over the fair values of the net assets acquired as of March 31, 2000 was $27,934 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

5.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             2000          1999
                                          ---------     ---------
      Revenues:
           Hospitality and attractions    $  53,958     $  60,267
           Creative content                  46,556        38,638
           Interactive media                  5,210        14,870
           Corporate and other                   --          (636)
                                          ---------     ---------
                Total                     $ 105,724     $ 113,139
                                          =========     =========

      Depreciation and amortization:
           Hospitality and attractions    $   6,446     $   6,233
           Creative content                   3,446         3,238
           Interactive media                  1,997         1,187
           Corporate and other                1,620         1,366
                                          ---------     ---------
                Total                     $  13,509     $  12,024
                                          =========     =========

      Operating income (loss):
           Hospitality and attractions    $   4,759     $   7,718
           Creative content                  (7,366)       (5,718)
           Interactive media                 (7,351)        1,237
           Corporate and other               (8,563)       (7,885)
                                          ---------     ---------
                Total                     $ (18,521)    $  (4,648)
                                          =========     =========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company is managed using the following four business segments: hospitality and attractions, creative content, interactive media, and corporate and other. The hospitality and attractions segment primarily consists of the Opryland Hotel Nashville; the Opryland Hotel Florida, which is currently under construction; the General Jackson showboat and various other tourist attractions located in Nashville, Tennessee. The creative content segment primarily consists of Word Entertainment ("Word"), the Company's contemporary Christian music company; Pandora Investments, S.A. ("Pandora"), a Luxembourg-based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States; the Grand Ole Opry; the Wildhorse Saloons and Acuff-Rose Music Publishing. The interactive media segment primarily consists of CMT International, a country music video cable network operated in Latin America and the Pacific Rim; Gaylord Digital, the Company's Internet division; the Company's television station prior to its disposal and three radio stations in Nashville, Tennessee. The Company's unallocated corporate expenses are reported separately.

GAYLORD DIGITAL

During the third quarter of 1999, the Company announced the creation of a division, now known as Gaylord Digital, formed to initiate a focused Internet strategy, and the acquisition of a controlling equity interest in two online operations, Musicforce.com and Lightsource.com. At December 31, 1999, the Company had acquired 84% of Musicforce.com and Lightsource.com for $23.4 million in cash. During the first three months of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for an additional $6.5 million in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The Company expects that Gaylord Digital will have operating losses of approximately $13 million (excluding goodwill amortization) during the year ended December 31, 2000.

DIVESTITURE OF KTVT

In October 1999, CBS Corporation acquired the Company's television station KTVT in Dallas-Ft. Worth in exchange for $485 million of CBS Series B convertible preferred stock, $4.2 million of cash and other consideration. As a result of the merger of CBS Corporation and Viacom Inc. in May 2000, the 10,141.691 shares of CBS Series B convertible preferred stock received as a result of the KTVT divestiture converted into 11,003.734 shares of Viacom Inc. Series C convertible preferred stock.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month period ended March 31, 2000 and 1999 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                                             Three Months Ended
                                                                  March 31,
                                                -------------------------------------------
                                                  2000          %         1999          %
                                                ---------     -----     --------      -----
      Revenues:
        Hospitality and attractions             $  53,958      51.1     $ 60,267       53.3
        Creative content                           46,556      44.0       38,638       34.2
        Interactive media                           5,210       4.9       14,870       13.1
        Corporate and other                            --        --         (636)      (0.6)
                                                ---------     -----     --------      -----
             Total revenues                       105,724     100.0      113,139      100.0
                                                ---------     -----     --------      -----

      Operating expenses:
        Operating costs                            75,763      71.6       74,491       65.9
        Selling, general & administrative          34,973      33.1       31,272       27.6
        Depreciation and amortization:
          Hospitality and attractions               6,446                  6,233
          Creative content                          3,446                  3,238
          Interactive media                         1,997                  1,187
          Corporate and other                       1,620                  1,366
                                                ---------     -----     --------      -----
          Total depreciation and amortization      13,509      12.8       12,024       10.6
                                                ---------     -----     --------      -----
             Total operating expenses             124,245     117.5      117,787      104.1
                                                ---------     -----     --------      -----

      Operating income (loss):
          Hospitality and attractions               4,759       8.8        7,718       12.8
          Creative content                         (7,366)    (15.8)      (5,718)     (14.8)
          Interactive media                        (7,351)   (141.1)       1,237        8.3
          Corporate and other                      (8,563)       --       (7,885)        --
                                                ---------     -----     --------      -----
             Total operating income (loss)      $ (18,521)    (17.5)    $ (4,648)      (4.1)
                                                =========     =====     ========      =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues

Total Revenues - Total revenues decreased $7.4 million, or 6.6%, to $105.7 million in the first three months of 2000. The decrease results primarily from the divestiture of KTVT in 1999. Excluding the revenues of KTVT from the first three months of 1999, total revenues increased $3.9 million, or 3.8%, in the first three months of 2000. This increase results primarily from increased revenues in the creative content segment, principally from Word, partially offset by decreases in the hospitality and attractions segment, principally from the Opryland Hotel Nashville.

Hospitality and Attractions - Revenues in the hospitality and attractions segment decreased $6.3 million, or 10.5%, to $54.0 million in the first three months of 2000. Opryland Hotel Nashville revenues decreased $6.8 million, or 11.8%, to $50.8 million in the first three months of 2000. The Opryland Hotel Nashville's occupancy rate decreased to 72.0% in the first three months of 2000 compared to 81.4% in the first three months of 1999. The hotel sold 181,700 rooms in the first three months of 2000 compared to 203,200 rooms sold in the same period of 1999, reflecting a 10.6% decrease from 1999. The hotel's results during the first three months of 1999 reflected unusually high group revenues because of a number of corporate groups in the first quarter of 1999 that did not repeat in 2000. The hotel's average daily rate increased to $133.43 in the first three months of 2000 from $126.84 in the first three months of 1999.

Creative Content - Revenues in the creative content segment increased $7.9 million, or 20.5%, to $46.6 million in the first three months of 2000. This increase is primarily due to an increase in revenues of Word of $5.2 million due to an increase in sales of distributed products and an increase of $1.2 million from the Company's live entertainment business. The increase in revenues is also due to the March 2000 acquisition of Corporate Magic Inc., a company specializing in the production of creative events in the corporate entertainment marketplace, which had revenues subsequent to its March 2000 acquisition of $1.1 million.

Interactive Media - Revenues in the interactive media segment decreased $9.7 million, or 65.0%, to $5.2 million in the first three months of 2000. The decrease results primarily from the divestiture of KTVT in 1999. Excluding the revenues of KTVT from the first three months of 1999, revenues in the interactive media segment increased $1.6 million, or 45.4%, in the first three months of 2000. The increase is primarily the result of revenues of $1.2 million from Gaylord Digital.

Corporate and Other - Corporate and other segment revenues in the first three months of 1999 consisted primarily of losses from the Company's investment in Bass Pro of $2.0 million partially offset by consulting and other services revenues related to the Opry Mills partnership of $1.3 million.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $6.5 million, or 5.5%, to $124.2 million in the first three months of 2000. Operating costs, as a percentage of revenues, increased to 71.6% during the first three months of 2000 as compared to 65.9% during the first three months of 1999, as discussed below. Selling, general and administrative expenses, as a percentage of revenues, increased to 33.1% during the first three months of 2000 as compared to 27.6% during the first three months of 1999.

Operating Costs - Operating costs increased $1.3 million, or 1.7%, to $75.8 million in the first three months of 2000. Excluding the operating costs of KTVT in the first three months of 1999, operating costs increased $7.0 million, or 10.2%. The increase is primarily attributable to increased operating costs of Word during the first three months of 2000 of $5.7 million related to increased royalties and other costs of lower-margin distributed products. Operating costs of Gaylord Digital were $2.7 million in the first three months of 2000 related to Internet development initiatives. These increases were partially offset during the first three months of 2000 by a decrease in operating costs of the Opryland Hotel Nashville of $3.2 million related to lower revenues, as discussed above.

Selling, General and Administrative - Selling, general and administrative expenses increased $3.7 million, or 11.8%, to $35.0 million in the first three months of 2000. Excluding the selling, general and administrative expenses of KTVT in the first three months of 1999, selling, general and administrative expenses increased $5.9 million, or 20.4%. The increase in the first three months of 2000 is primarily attributable to selling, general and administrative expenses of Gaylord Digital of $2.2 million primarily related to promotional and advertising costs. Hotel development and marketing efforts of the Opryland Hospitality Group primarily related to hotel developments in Florida and Texas increased selling, general and administrative expenses $1.5 million during the first three months of 2000. Corporate selling, general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, increased $1.3 million in the first three months of 2000, including $0.8 million of expense associated with the naming rights agreement entered into during the third quarter of 1999 for the Gaylord Entertainment Center. Additionally, development expenses associated with the creation of country and pop record labels were $1.0 million in the first three months of 2000. These increases were partially offset by decreased selling, general and administrative expenses of the Opryland Hotel Nashville of $1.5 million in the first three months of 2000.

Depreciation and Amortization - Depreciation and amortization increased $1.5 million, or 12.4%, to $13.5 million in the first three months of 2000. Excluding the depreciation and amortization of KTVT from 1999, depreciation and amortization increased $2.1 million, or 18.4%. This increase is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with recent acquisitions.

Operating Income (Loss)

Operating Income (Loss) - Total operating loss increased $13.9 million to an operating loss of $18.5 million in the first three months of 2000. Operating income in the hospitality and attractions segment decreased $3.0 million during the first three months of 2000 as a result of expenses associated with the Opryland Hospitality Group hotel developments and lower earnings from the Opryland Hotel Nashville. Creative content segment operating loss increased $1.6 million during the first three months of 2000 primarily due to development expenses associated with the start-up of country and pop record labels and decreased operating income at Word from lower-margin distributed products. Operating income (loss) of the interactive media segment decreased $8.6 million during the first three months of 2000 primarily as a result of the divestiture of KTVT in 1999. Excluding the operating income of KTVT from the 1999 results, operating loss of the interactive media segment increased $5.9 million in the first three months of 2000 as a result of the operating losses of Gaylord Digital. Operating loss of the corporate and other segment increased $0.7 million during the first three months of 2000 as a result of increased corporate costs partially offset by the 1999 inclusion of the losses from the Company's investment in Bass Pro.

Operating expenses associated with the Company's development plans related to hotel expansion projects, Gaylord Digital, and record labels are expected to significantly impact the Company's results of operations during 2000. Currently, the Company is expecting net losses for the year ended December 31, 2000, excluding any nonrecurring items, in the range of $48 million to $50 million, or $1.43 to $1.50 per diluted share.

Interest Expense

Interest expense increased $2.5 million to $5.6 million in the first three months of 2000. The increase is primarily attributable to higher average borrowing levels and higher weighted average interest rates during the first three months of 2000 than in the first three months of 1999. The Company's weighted average interest rate on its borrowings was 7.2% in the first three months of 2000 compared to 6.7% in the first three months of 1999.

Other Gains and Losses

During the first three months of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision for income taxes decreased $50.5 million to an income tax benefit of $7.9 million in the first three months of 2000. The effective tax rate on income (loss) before provision (benefit) for income taxes was 34.5% for the first three months of 2000 compared to 34.8% for the first three months of 1999. During the first three months of 1999, the Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In August 1997, the Company entered into a revolving credit facility (the "1997 Credit Facility") and utilized the proceeds to retire outstanding indebtedness. The lenders under the 1997 Credit Facility are a syndicate of banks with Bank of America, N.A. acting as agent (the "Agent"). The 1997 Credit Facility was amended during the first three months of 2000. As amended, the maximum amount that can be borrowed under the 1997 Credit Facility is $525 million with a final maturity of July 31, 2000. As amended, the 1997 Credit Facility is secured by the Viacom Inc. Series C preferred stock acquired in the KTVT divestiture and is guaranteed by certain of the Company's subsidiaries. At April 30, 2000, the Company had approximately $127 million of available borrowing capacity under the 1997 Credit Facility.

The 1997 Credit Facility, as amended, subjects the Company to limitations on, among other things, mergers and sales of assets, additional indebtedness, capital expenditures, investments, acquisitions, liens, and transactions with affiliates. As of March 31, 2000, the Company was in compliance with all financial covenants under the 1997 Credit Facility, as amended.

During February 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. The Company paid common stock dividends of $26.4 million in 1999. The Company currently projects capital expenditures for 2000 of approximately $260 million, which includes approximately $200 million related to the Company's hotel expansion projects in Florida and Texas.

The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements, which may include the monetization of the Viacom Inc. preferred stock acquired as part of the KTVT divestiture. Management expects that a new financing structure will be finalized prior to the expiration of the 1997 Credit Facility at July 31, 2000. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the 1997 Credit Facility and the Company's future financing arrangements, will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, of the Company on both a short-term and long-term basis.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates adopting the provisions of SFAS No. 133 effective April 1, 2000 and is continuing to determine the effects of SFAS No. 133 on the Company's financial statements.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the level of popularity of country and Christian music; the ability to integrate the operations of acquired businesses into the Company's operations; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Opryland Hospitality Group to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; and consolidation in the broadcasting and cable distribution industries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at March 31, 2000, the Company believes that the effects of changes in the stock price of Viacom Inc. common stock or interest rates on the Company's consolidated financial position, results of operations or cash flows could be material. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

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

         ITEM 5. OTHER INFORMATION

                 Inapplicable

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a) See Index to Exhibits following the Signatures page.

                 (b) No reports on Form 8-K were filed during the quarter ended
                     March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GAYLORD ENTERTAINMENT COMPANY

Date: May 12, 2000                 By: /s/ Denise Wilder Warren
     -------------------               -----------------------------------------
                                       Denise Wilder Warren
                                       Senior Vice President and Chief Financial
                                       Officer

                                INDEX TO EXHIBITS



27     Financial Data Schedule (for SEC use only)