Form 10-Q
period 2000-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2000-08-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       73-0664379
----------------------------------------           ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          One Gaylord Drive
        Nashville, Tennessee                                    37214
----------------------------------------           ---------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                   Outstanding as of July 31, 2000
                    -----                   -------------------------------
Common Stock, $.01 par value                       33,375,703 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                       For the Three Months Ended June 30, 2000 and 1999           3

                  Condensed Consolidated Statements of Income -
                       For the Six Months Ended June 30, 2000 and 1999             4

                  Condensed Consolidated Balance Sheets -
                      June 30, 2000 and December 31, 1999                          5

                  Condensed Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 2000 and 1999              6

                  Notes to Condensed Consolidated Financial Statements             7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17


Part II - Other Information

         Item 1.  Legal Proceedings                                               18

         Item 2.  Changes in Securities and Use of Proceeds                       18

         Item 3.  Defaults Upon Senior Securities                                 18

         Item 4.  Submission of Matters to a Vote of Security Holders             18

         Item 5.  Other Information                                               18

         Item 6.  Exhibits and Reports on Form 8-K                                18

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         2000         1999
                                                                      ---------    ---------
Revenues                                                              $ 128,728    $ 128,362

Operating expenses:
     Operating costs                                                     89,281       81,763
     Selling, general and administrative                                 39,818       30,800
     Depreciation and amortization                                       14,506       12,374
                                                                      ---------    ---------
          Operating income (loss)                                       (14,877)       3,425

Interest expense                                                         (7,501)      (3,870)
Interest income                                                           1,618          947
Other gains and losses                                                     (986)         569
                                                                      ---------    ---------
          Income (loss) before provision (benefit) for income taxes     (21,746)       1,071

Provision (benefit) for income taxes                                     (7,503)         413
                                                                      ---------    ---------
          Net income (loss)                                           $ (14,243)   $     658
                                                                      =========    =========

Net income (loss) per share                                           $   (0.43)   $    0.02
                                                                      =========    =========

Net income (loss) per share - assuming dilution                       $   (0.43)   $    0.02
                                                                      =========    =========

Dividends per share                                                   $      --    $    0.20
                                                                      =========    =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         2000         1999
                                                                      ---------    ---------
Revenues                                                              $ 234,452    $ 241,501

Operating expenses:
     Operating costs                                                    165,044      156,254
     Selling, general and administrative                                 74,791       62,072
     Depreciation and amortization                                       28,015       24,398
                                                                      ---------    ---------
          Operating income (loss)                                       (33,398)      (1,223)

Interest expense                                                        (13,119)      (7,018)
Interest income                                                           2,116        1,394
Other gains and losses                                                     (309)     130,268
                                                                      ---------    ---------
          Income (loss) before provision (benefit) for income taxes     (44,710)     123,421

Provision (benefit) for income taxes                                    (15,426)      42,971
                                                                      ---------    ---------
          Net income (loss)                                           $ (29,284)   $  80,450
                                                                      =========    =========

Net income (loss) per share                                           $   (0.88)   $    2.45
                                                                      =========    =========

Net income (loss) per share - assuming dilution                       $   (0.88)   $    2.43
                                                                      =========    =========

Dividends per share                                                   $      --    $    0.40
                                                                      =========    =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              June 30,       Dec. 31,
                                                                                2000           1999
                                                                             -----------    -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                               $    79,959    $    18,696
     Trade receivables, less allowance of $7,567 and $7,474, respectively         89,802         83,289
     Inventories                                                                  28,617         28,527
     Other assets                                                                 91,933         33,524
                                                                             -----------    -----------
          Total current assets                                                   290,311        164,036
                                                                             -----------    -----------
Property and equipment, net of accumulated depreciation                          669,597        611,582
Intangible assets, net of accumulated amortization                               150,888        141,874
Investments                                                                      852,580        742,155
Long-term notes receivable, net                                                   19,612         19,715
Other assets                                                                     128,932         53,022
                                                                             -----------    -----------
          Total assets                                                       $ 2,111,920    $ 1,732,384
                                                                             ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                       $     4,788    $   299,788
     Accounts payable and accrued liabilities                                    105,586        128,123
                                                                             -----------    -----------
          Total current liabilities                                              110,374        427,911
                                                                             -----------    -----------

Secured forward exchange contract liability                                      613,054             --
Long-term debt, net of current portion                                            12,762         10,335
Deferred income taxes                                                            335,466        292,966
Other liabilities                                                                 44,394         38,693
Minority interest                                                                  1,639          1,320

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                       --             --
     Common stock, $.01 par value, 150,000 shares authorized,
          33,373 and 33,282 shares issued and outstanding, respectively              334            333
     Additional paid-in capital                                                  514,041        512,308
     Retained earnings                                                           321,744        351,028
     Unrealized gain on investments                                              162,078         99,858
     Other stockholders' equity                                                   (3,966)        (2,368)
                                                                             -----------    -----------
          Total stockholders' equity                                             994,231        961,159
                                                                             -----------    -----------
          Total liabilities and stockholders' equity                         $ 2,111,920    $ 1,732,384
                                                                             ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                             2000         1999
                                                                           ---------    ---------
Cash Flows from Operating Activities:
     Net income (loss)                                                     $ (29,284)   $  80,450
     Amounts to reconcile net income (loss) to net cash flows
          used in operating activities:
          Depreciation and amortization                                       28,015       24,398
          Deferred income taxes                                                2,887       (1,601)
          Gain on equity participation rights                                     --     (129,875)
          Non-cash interest expense on secured forward exchange contract       3,556           --
          Changes in (net of acquisitions and divestitures):
               Trade receivables                                              (3,550)       4,498
               Accounts payable and accrued liabilities                      (24,133)     (19,820)
               Income tax receivable                                         (18,365)       7,082
               Other assets and liabilities                                   (6,582)      (8,912)
                                                                           ---------    ---------
          Net cash flows used in operating activities                        (47,456)     (43,780)
                                                                           ---------    ---------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                     (77,412)     (29,957)
     Proceeds from equity participation rights                                    --      130,000
     Acquisition of businesses, net of cash acquired                         (11,620)          --
     Investments in, advances to and distributions from affiliates, net      (10,068)     (34,274)
     Other investing activities                                               (6,775)      (6,630)
                                                                           ---------    ---------
          Net cash flows provided by (used in) investing activities         (105,875)      59,139
                                                                           ---------    ---------
Cash Flows from Financing Activities:
     Repayment of long-term debt                                              (1,144)      (8,850)
     Proceeds from issuance of long-term debt                                    500          500
     Net repayments under revolving credit agreements                       (291,929)      (1,495)
     Cash proceeds from secured forward exchange contract                    613,054           --
     Deferred financing costs paid on secured forward exchange contract     (106,655)          --
     Proceeds from exercise of stock option and purchase plans                   768          122
     Dividends paid                                                               --      (13,127)
                                                                           ---------    ---------
          Net cash flows provided by (used in) financing activities          214,594      (22,850)
                                                                           ---------    ---------
Net change in cash                                                            61,263       (7,491)
Cash, beginning of period                                                     18,696       18,746
                                                                           ---------    ---------
Cash, end of period                                                        $  79,959    $  11,255
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

The weighted average number of common shares outstanding is calculated as follows:

                                          THREE MONTHS        SIX MONTHS
                                         ENDED JUNE 30,     ENDED JUNE 30,
                                        ---------------     ---------------
                                         2000     1999       2000     1999
                                        ------   ------     ------   ------
Weighted average shares outstanding     33,372   32,817     33,351   32,813
Effect of dilutive stock options            --      343         --      300
                                        ------   ------     ------   ------
Weighted average shares outstanding -
     assuming dilution                  33,372   33,160     33,351   33,113
                                        ======   ======     ======   ======

For the three month and six month periods ended June 30, 2000, the Company's effect of dilutive stock options was the equivalent of 123 shares and 149 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share for the periods ended June 30, 2000 as the effect of their inclusion would be anti-dilutive.

3.  COMPREHENSIVE INCOME:

SFAS No. 130, "Reporting Comprehensive Income", requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Comprehensive income for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                    THREE MONTHS             SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,
                                 -------------------    --------------------
                                    2000      1999        2000       1999
                                 --------   --------    --------    --------
Net income (loss)                $(14,243)  $    658    $(29,284)   $ 80,450
Unrealized gain on investments    107,532         --      62,220          --
Foreign currency translation         (616)       (41)       (598)       (306)
                                 --------   --------    --------    --------
     Comprehensive income        $ 92,673   $    617    $ 32,338    $ 80,144
                                 ========   ========    ========    ========


4.  SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston in which the Company monetized 10,938 shares of Viacom, Inc. Class B non-voting common stock ("Viacom Stock"). The Company acquired the Viacom Stock as a result of the divestiture of KTVT-TV in Dallas-Ft. Worth, Texas to CBS Corporation in October 1999. CBS Corporation merged with Viacom, Inc. in May 2000.

The seven-year secured forward exchange contract has a face amount of $613,054 and requires contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506,399, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106,655. The unamortized balances of these deferred financing costs are classified as other current assets of $31,672 and other long-term assets of $71,427 in the condensed consolidated balance sheet as of June 30, 2000. The Company is recognizing the contract payments associated with the secured forward exchange contract as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394,142 of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

During the seven-year term of the secured forward exchange contract, the Company retains ownership of the Viacom Stock. The Company's obligation under the secured forward exchange contract is collateralized by a security interest in the Viacom Stock. The secured forward exchange contract obligates the Company to certain limitations on sales of assets, additional indebtedness and liens. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock.

5.  GAYLORD DIGITAL:

During 1999, the Company acquired 84% of two online operations, Musicforce.com and Lightsource.com, for approximately $23,400 in cash. During the first three months of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for approximately $6,500 in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of the online operations have been included in the consolidated financial statements from the date of acquisition of a controlling interest. The purchase price allocation has been completed on a preliminary basis, subject to adjustment if additional facts about the online operations become known. The excess of purchase price over the fair values of the net assets acquired as of June 30, 2000 was $27,937 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

6.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

                                       THREE MONTHS                SIX MONTHS
                                       ENDED JUNE 30,            ENDED JUNE 30,
                                   ----------------------   -----------------------
                                      2000         1999         2000         1999
                                   ---------    ---------    ---------    ---------
Revenues:
     Hospitality and attractions   $  64,570    $  58,706    $ 118,528    $ 118,973
     Creative content                 58,646       50,410      105,202       89,048
     Interactive media                 5,512       16,768       10,722       31,638
     Corporate and other                  --        2,478           --        1,842
                                   ---------    ---------    ---------    ---------
          Total                    $ 128,728    $ 128,362    $ 234,452    $ 241,501
                                   =========    =========    =========    =========
Depreciation and amortization:
     Hospitality and attractions   $   6,982    $   6,329    $  13,428    $  12,562
     Creative content                  3,940        3,046        7,386        6,284
     Interactive media                 2,132        1,306        4,129        2,493
     Corporate and other               1,452        1,693        3,072        3,059
                                   ---------    ---------    ---------    ---------
          Total                    $  14,506    $  12,374    $  28,015    $  24,398
                                   =========    =========    =========    =========

Operating income (loss):
     Hospitality and attractions   $  12,981    $   8,022    $  17,740    $  15,740
     Creative content                 (7,835)      (1,250)     (15,201)      (6,968)
     Interactive media               (10,954)       1,666      (18,305)       2,903
     Corporate and other              (9,069)      (5,013)     (17,632)     (12,898)
                                   ---------    ---------    ---------    ---------
          Total                    $ (14,877)   $   3,425    $ (33,398)   $  (1,223)
                                   =========    =========    =========    =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company is managed using the following four business segments: hospitality and attractions, creative content, interactive media, and corporate and other. The hospitality and attractions segment primarily consists of the Opryland Hotel Nashville; the Opryland Hotel Florida and the Opryland Hotel Texas, both of which are currently under construction; the General Jackson showboat and various other tourist attractions located in Nashville, Tennessee. The creative content segment primarily consists of Word Entertainment ("Word"), the Company's contemporary Christian music company; Gaylord Films, formerly Pandora Investments, S.A., a Luxembourg-based company which acquires, distributes and produces theatrical feature film and television programming primarily for markets outside of the United States; Gaylord Event Television, formerly Jack Nicklaus Productions, which produces golf tournaments for television broadcast; the Grand Ole Opry; the Wildhorse Saloons and Acuff-Rose Music Publishing. The interactive media segment primarily consists of CMT International, a country music video cable network operated in Latin America and the Pacific Rim; Gaylord Digital, the Company's Internet division; the Company's television station prior to its disposal and three radio stations in Nashville, Tennessee. The Company's unallocated corporate expenses are reported separately.

GAYLORD DIGITAL

During the third quarter of 1999, the Company announced the creation of a new division, Gaylord Digital, formed to initiate a focused Internet strategy, and the acquisition of a controlling equity interest in two online operations, Musicforce.com and Lightsource.com. At December 31, 1999, the Company had acquired 84% of Musicforce.com and Lightsource.com for $23.4 million in cash. During the first three months of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for an additional $6.5 million in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and the purchase has been accounted for using the purchase method of accounting.

DIVESTITURE OF KTVT

In October 1999, CBS Corporation acquired the Company's television station KTVT in Dallas-Ft. Worth in exchange for $485 million of CBS Series B convertible preferred stock, $4.2 million of cash and other consideration. As a result of the merger of CBS Corporation and Viacom, Inc. in May 2000, the 10,141.691 shares of CBS Series B convertible preferred stock received in the KTVT divestiture became 11,003 shares of Viacom, Inc. Series C convertible preferred stock. In the second quarter of 2000, the Company converted its Viacom preferred stock into 11,003,000 shares of Viacom, Inc. non-voting Class B common stock.

SECURED FORWARD EXCHANGE CONTRACT

During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston in which the Company monetized 10.9 million shares of Viacom, Inc. Class B non-voting common stock ("Viacom Stock").

The seven-year secured forward exchange contract has a face amount of $613 million and requires contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506 million, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $107 million. The Company is recognizing the contract payments associated with the secured forward exchange contract as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

During the seven-year term of the secured forward exchange contract, the Company retains ownership of the Viacom Stock. The Company's obligation under the secured forward exchange contract is collateralized by a security interest in the Viacom Stock. The forward exchange contract obligates the Company to certain limitations on sales of assets, additional indebtedness and liens. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of the Viacom Stock.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and six month periods ended June 30, 2000 and 1999 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                                      Three Months Ended                         Six Months Ended
                                                          June 30,                                    June 30,
                                          ----------------------------------------   ----------------------------------------
                                             2000        %       1999         %        2000         %        1999        %
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
Revenues:
  Hospitality and attractions             $  64,570      50.1   $  58,706      45.7   $ 118,528      50.5   $ 118,973     49.3
  Creative content                           58,646      45.6      50,410      39.3     105,202      44.9      89,048     36.9
  Interactive media                           5,512       4.3      16,768      13.1      10,722       4.6      31,638     13.1
  Corporate and other                            --        --       2,478       1.9          --        --       1,842      0.7
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
       Total revenues                       128,728     100.0     128,362     100.0     234,452     100.0     241,501    100.0
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
Operating expenses:
  Operating costs                            89,281      69.4      81,763      63.7     165,044      70.4     156,254     64.7
  Selling, general & administrative          39,818      30.9      30,800      24.0      74,791      31.9      62,072     25.7
  Depreciation and amortization:
    Hospitality and attractions               6,982                 6,329                13,428                12,562
    Creative content                          3,940                 3,046                 7,386                 6,284
    Interactive media                         2,132                 1,306                 4,129                 2,493
    Corporate and other                       1,452                 1,693                 3,072                 3,059
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
    Total depreciation and amortization      14,506      11.3      12,374       9.6      28,015      11.9      24,398     10.1
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
       Total operating expenses             143,605     111.6     124,937      97.3     267,850     114.2     242,724    100.5
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
Operating income (loss):
  Hospitality and attractions                12,981      20.1       8,022      13.7      17,740      15.0      15,740     13.2
  Creative content                           (7,835)    (13.4)     (1,250)     (2.5)    (15,201)    (14.4)     (6,968)    (7.8)
  Interactive media                         (10,954)   (198.7)      1,666       9.9     (18,305)   (170.7)      2,903      9.2
  Corporate and other                        (9,069)       --      (5,013)       --     (17,632)       --     (12,898)      --
                                          ---------    ------   ---------    ------   ---------    ------   ---------    -----
       Total operating income (loss)      $ (14,877)    (11.6)  $   3,425       2.7   $ (33,398)    (14.2)  $  (1,223)    (0.5)
                                          =========    ======   =========    ======   =========    ======   =========    =====

PERIODS ENDED JUNE 30, 2000 COMPARED TO PERIODS ENDED JUNE 30, 1999

Revenues

Total Revenues - Total revenues increased $0.4 million, or 0.3%, to $128.7 million in the second quarter of 2000, and decreased $7.0 million, or 2.9%, to $234.5 million in the first six months of 2000. The decrease for the first six months results primarily from the divestiture of KTVT in 1999. Excluding the revenues of KTVT from the 1999 results, total revenues increased $13.1 million, or 11.3%, in the second quarter of 2000 and increased $16.9 million, or 7.8%, in the first six months of 2000.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $5.9 million, or 10.0%, to $64.6 million in the second quarter of 2000, and decreased $0.4 million, or 0.4%, to $118.5 million in the first six months of 2000. Opryland Hotel Nashville revenues increased $4.6 million, or 8.8%, to $56.7 million in the second quarter of 2000. However, in the first six months of 2000, the hotel's revenues decreased $2.2 million, or 2.0%, to $107.5 million. The Opryland Hotel Nashville's occupancy rate decreased to 73.2% in the first six months of 2000 compared to 78.1% in the first six months of 1999. The hotel sold 368,600 rooms in the first six months of 2000 compared to 392,300 rooms sold in the same period of 1999, reflecting a 6.0% decrease from 1999. The hotel's average daily rate increased to $142.85 in the first six months of 2000 from $133.42 in the first six months of 1999. The Opryland Hotel Nashville's rooms revenues from convention groups declined approximately 3% in the first six months of 2000 as compared to the first six months of 1999. The decrease in the first six months of 2000 at the Opryland Hotel Nashville was partially offset by increased revenues from the Radisson Hotel at Opryland of $1.0 million.

Creative Content - Revenues in the creative content segment increased $8.2 million, or 16.3%, to $58.6 million in the second quarter of 2000, and increased $16.2 million, or 18.1%, to $105.2 million in the first six months of 2000. The increase in the first six months of 2000 is primarily due to the revenues of newly-acquired businesses. Gaylord Event Television, which was acquired in the fourth quarter of 1999, had revenues of $10.5 million in the first six months of 2000. The increase in revenues is also due to the March 2000 acquisition of Corporate Magic, Inc., a company specializing in the production of creative events in the corporate entertainment marketplace, which had revenues subsequent to its March 2000 acquisition of $2.6 million. Revenues for the Company's live entertainment business and Word were up slightly in the first six months of 2000 as compared to the same period in 1999.

Interactive Media - Revenues in the interactive media segment decreased $11.3 million, or 67.1%, to $5.5 million in the second quarter of 2000, and decreased $20.9 million, or 66.1%, to $10.7 million in the first six months of 2000. The decrease is primarily due to the divestiture of KTVT in 1999. Excluding the revenues of KTVT from 1999, revenues in the interactive media segment in the second quarter of 2000 increased $1.4 million, or 35.1%, and increased $3.1 million, or 39.9%, in the first six months of 2000. The increase in the first six months of 2000 results primarily from revenues of Gaylord Digital of $2.4 million.

Corporate and Other - Corporate and other segment revenues in the first six months of 1999 consisted primarily of consulting and other services revenues related to the Opry Mills partnership of $2.5 million offset by losses from the Company's investment in Bass Pro of $0.9 million.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $18.7 million, or 14.9%, to $143.6 million in the second quarter of 2000, and increased $25.1 million, or 10.4%, to $267.9 million in the first six months of 2000. Operating costs, as a percentage of revenues, increased to 70.4% during the first six months of 2000 as compared to 64.7% during the first six months of 1999. Selling, general and administrative expenses, as a percentage of revenues, increased to 31.9% during the first six months of 2000 as compared to 25.7% during the first six months of 1999.

Operating Costs - Operating costs increased $7.5 million, or 9.2%, to $89.3 million in the second quarter of 2000, and increased $8.8 million, or 5.6%, to $165.0 million in the first six months of 2000. Excluding the operating costs of KTVT in the first six months of 1999, operating costs increased $20.3 million, or 14.0%. The increase in the first six months of 2000 is primarily attributable to the operating costs of Gaylord Event Television of $10.4 million. Operating costs of Gaylord Digital were $6.4 million in the first six months of 2000 related to Internet development initiatives. Operating costs of Word increased $5.7 million in the first six months of 2000 related to increased royalties and other costs of lower-margin distributed products. The operating costs of newly-acquired Corporate Magic were $2.0 million in the first six months of 2000. These increases were partially offset during the first six months of 2000 by a decrease in operating costs of the Opryland Hotel Nashville of $4.6 million related to lower revenues and stringent cost controls.

Selling, General and Administrative - Selling, general and administrative expenses increased $9.0 million, or 29.3%, to $39.8 million in the second quarter of 2000, and increased $12.7 million, or 20.5%, to $74.8 million in the first six months of 2000. Excluding the selling, general and administrative expenses of KTVT in the first six months of 1999, selling, general and administrative expenses increased $17.4 million, or 30.4%. The increase in the first six months of 2000 is primarily attributable to selling, general and administrative expenses of Gaylord Digital of $6.6 million primarily related to promotional and advertising costs. Corporate selling, general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, increased $3.1 million in the first six months of 2000, primarily due to $1.7 million of expense associated with the naming rights agreement entered into during the third quarter of 1999 for the Gaylord Entertainment Center in Nashville, Tennessee. Hotel development and marketing efforts of the Opryland Hospitality Group primarily related to hotel developments in Florida and Texas increased selling, general and administrative expenses $2.7 million during the first six months of 2000. Development expenses associated with the formation of new record labels were $2.5 million in the first six months of 2000. Selling, general and administrative expenses of CMT International increased $2.1 million in the first six months of 2000. Selling, general and administrative expenses of the Company's live entertainment business increased $1.8 million in the first six months of 2000. These increases were partially offset by decreased selling, general and administrative expenses of the Opryland Hotel Nashville of $1.1 million in the first six months of 2000.

Depreciation and Amortization - Depreciation and amortization increased $2.1 million, or 17.2%, to $14.5 million in the second quarter of 2000, and increased $3.6 million, or 14.8%, to $28.0 million in the first six months of 2000. Excluding the depreciation and amortization of KTVT from the first six months of 1999, depreciation and amortization increased $4.9 million, or 21.5%, in the first six months of 2000. The increase in the first six months of 2000 is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with recent acquisitions.

Operating Income (Loss)

Operating Income (Loss) - Total operating loss increased $18.3 million to an operating loss of $14.9 million in the second quarter of 2000, and increased $32.2 million to an operating loss of $33.4 million in the first six months of 2000. Operating income in the hospitality and attractions segment increased $2.0 million during the first six months of 2000 as a result of increased operating income of the Opryland Hotel Nashville partially offset by expenses associated with the Opryland Hospitality Group hotel developments. Creative content segment operating loss increased $8.2 million during the first six months of 2000 primarily due to decreased operating income at Word from lower-margin distributed products and development expenses associated with the formation of new record labels. Operating loss of the interactive media segment increased $21.2 million during the first six months of 2000 primarily as a result of the operating losses of Gaylord Digital and the divestiture of KTVT in 1999. Excluding the operating income of KTVT from the 1999 results, operating loss of the interactive media segment increased $14.8 million in the first six months of 2000 primarily as a result of the operating losses of Gaylord Digital. Operating loss of the corporate and other segment increased $4.7 million during the first six months of 2000 as a result of increased corporate costs as well as the 1999 inclusion of consulting and other services revenues related to the Opry Mills partnership.

Interest Expense

Interest expense increased $3.6 million to $7.5 million in the second quarter of 2000, and increased $6.1 million to $13.1 million in the first six months of 2000. The increase is primarily attributable to higher average borrowing levels and higher weighted average interest rates during the first six months of 2000 than in the first six months of 1999. The Company's weighted average interest rate on its borrowings, including amortization of the deferred financing costs related to the secured forward exchange contract, was 6.7% in the first six months of 2000 compared to 6.3% in the first six months of 1999.

Interest Income

Interest income increased $0.7 million to $1.6 million for the second quarter of 2000, and increased $0.7 million to $2.1 million in the first six months of 2000. The increase in the first six months of 2000 relates primarily to increased investments of cash balances held by the Company.

Other Gains and Losses

During the second quarter of 2000, the Company recognized a pretax charge of $1.1 million related to a continuing property tax assessment dispute at the Opryland Hotel Nashville and a pretax charge of $1.0 million related to the write-off of an investment in an Internet venture. Additionally, the Company recorded a gain of $1.5 million related to the settlement of the remaining contingencies arising from the sale of television station KSTW in Seattle.

During the first six months of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision for income taxes decreased $7.9 million to an income tax benefit of $7.5 million for the second quarter of 2000, and decreased $58.4 million to a tax benefit of $15.4 million in the first six months of 2000. The effective tax rate on income (loss) before provision (benefit) for income taxes was 34.5% for the first six months of 2000 compared to 34.8% for the first six months of 1999. During the first six months of 1999, the Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston in which the Company monetized 10.9 million shares of Viacom Stock. By entering into the secured forward exchange contract, the Company realized cash proceeds of approximately $506 million, net of discounted prepaid contract payments related to the first
3.25 years of the contract and transaction costs totaling $107 million. The Company utilized $394 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated. The Company is currently negotiating alternative financing arrangements which management expects will be available before the complete utilization of the proceeds from the forward exchange contract.

During February 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. The Company paid common stock dividends of $26.4 million in 1999.

The Company currently projects capital expenditures for 2000 of approximately $260 million, which includes approximately $200 million related to the Company's hotel expansion projects in Florida and Texas. Management believes that the amount of cash remaining from the secured forward exchange contract and the Company's future financing arrangements will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, of the Company on both a short-term and long-term basis.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001 and is continuing to determine the effects of SFAS No. 133 on the Company's financial statements.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the level of popularity of country and Christian music; the ability to integrate the operations of acquired businesses into the Company's operations; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Company to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings; the economic and commercial viability of the Company's developmental stage businesses; competition; the impact of weather on construction schedules; and the Company's ability to attract and retain management personnel for its various operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at June 30, 2000, the Company believes that the effects of changes in the stock price of Viacom, Inc. common stock or interest rates on the Company's consolidated financial position, results of operations or cash flows could be material. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 Inapplicable

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 Inapplicable

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Inapplicable

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company held its Annual Meeting of Stockholders on May 10, 2000 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect three Class III directors, E.K. Gaylord II, Terry E. London, and Mary Agnes Wilderotter, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                      Withheld/
                 Nominee                             For              Abstained
                 -------                          ----------          ---------
                 E.K. Gaylord II                  30,780,729           120,098
                 Terry E. London                  30,780,830           119,997
                 Mary Agnes Wilderotter           30,813,454            87,373

                 The stockholders of the Company also voted to amend the Company's Amended and Restated 1997 Stock Option and Incentive Plan to increase the number of shares authorized for grant and issuance pursuant thereto. A total of 24,241,934 votes were cast for such proposal, 6,639,927 votes were cast against such proposal, and 18,966 votes abstained with respect to such proposal. There were no broker nonvotes with respect to the proposal.

                 The third proposal submitted to the stockholders of the Company was the ratification of the appointment of Arthur Andersen LLP as the independent public accountants for the Company in 2000. A total of 30,849,965 votes were cast for such proposal, 9,853 votes were cast against such proposal, and 41,009 votes abstained with respect to such proposal. There were no broker nonvotes with respect to the proposal.

         ITEM 5. OTHER INFORMATION

                 Inapplicable

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)     See Index to Exhibits following the Signatures page.
                 (b) A Current Report on Form 8-K, dated May 23, 2000, reporting the Company's entry into a seven-year secured forward purchase contract was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GAYLORD ENTERTAINMENT COMPANY



Date: August 14, 2000              By: /s/ Denise Wilder Warren
     -----------------                 -----------------------------------------
                                       Denise Wilder Warren
                                       Senior Vice President and Chief Financial
                                       Officer

                                INDEX TO EXHIBITS

     Exhibit Number                         Description

         10.1 SAILS Mandatorily Exchangeable Securities Contract dated as of May 22, 2000, among the Registrant, OLH G.P., Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit
                  10.1 to the registrant's Current Report on Form 8-K dated May 23, 2000).

         10.2 SAILS Pledge Agreement dated as of May 22, 2000, among the Registrant, Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated May 23, 2000).

         27       Financial Data Schedule (for SEC use only)