Form 10-Q
period 2000-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2000-11-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                   73-0664379
------------------------------------------------           --------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                One Gaylord Drive
              Nashville, Tennessee                                37214
------------------------------------------------           --------------------
(Address of principal executive offices) Code)es               (Zip Code)

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

Yes   [X]     No  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of October 31, 2000
            -----                            ----------------------------------
Common Stock, $.01 par value                          33,450,083 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                              PAGE NO.
                                                                              -------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended September 30, 2000 and 1999    3

                  Condensed Consolidated Statements of Income -
                        For the Nine Months Ended September 30, 2000 and 1999     4

                  Condensed Consolidated Balance Sheets -
                       September 30, 2000 and December 31, 1999                   5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 2000 and 1999      6

                  Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                       12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21


Part II - Other Information

         Item 1.  Legal Proceedings                                              22

         Item 2.  Changes in Securities and Use of Proceeds                      22

         Item 3.  Defaults Upon Senior Securities                                22

         Item 4.  Submission of Matters to a Vote of Security Holders            22

         Item 5.  Other Information                                              22

         Item 6.  Exhibits and Reports on Form 8-K                               22

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2000         1999
                                                       ---------    ---------
Revenues                                               $ 125,430    $ 135,711

Operating expenses:
    Operating costs                                       87,417       81,791
    Selling, general and administrative                   43,493       36,982
    Restructuring charge                                      --        3,102
    Merger costs                                              --       (1,741)
    Depreciation and amortization                         14,222       13,408
                                                       ---------    ---------
       Operating income (loss)                           (19,702)       2,169

Interest expense                                          (6,863)      (4,268)
Interest income                                            1,258        2,875
Other gains and losses                                    (2,123)         404
                                                       ---------    ---------
        Income (loss) before provision (benefit) for
               income taxes                              (27,430)       1,180

Provision (benefit) for income taxes                      (8,380)         454
                                                       ---------    ---------

        Net income (loss)                              $ (19,050)   $     726
                                                       =========    =========

Net income (loss) per share                            $   (0.57)   $    0.02
                                                       =========    =========

Net income (loss) per share - assuming dilution        $   (0.57)   $    0.02
                                                       =========    =========

Dividends per share                                    $      --    $    0.20
                                                       =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2000         1999
                                                       ---------    ---------
Revenues                                               $ 359,882    $ 377,212

Operating expenses:
    Operating costs                                      252,461      238,045
    Selling, general and administrative                  118,284       99,054
    Restructuring charge                                      --        3,102
    Merger costs                                              --       (1,741)
    Depreciation and amortization                         42,237       37,806
                                                       ---------    ---------
        Operating income (loss)                          (53,100)         946

Interest expense                                         (19,982)     (11,286)
Interest income                                            3,374        4,269
Other gains and losses                                    (2,432)     130,672
                                                       ---------    ---------
        Income (loss) before provision (benefit) for
               income taxes                              (72,140)     124,601

Provision (benefit) for income taxes                     (23,806)      43,425
                                                       ---------    ---------

        Net income (loss)                              $ (48,334)   $  81,176
                                                       =========    =========

Net income (loss) per share                            $   (1.45)   $    2.47
                                                       =========    =========

Net income (loss) per share - assuming dilution        $   (1.45)   $    2.45
                                                       =========    =========

Dividends per share                                    $      --    $    0.60
                                                       =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2000           1999
                                                                            -----------    -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                               $    37,012    $    18,696
    Trade receivables, less allowance of $8,835 and $7,474, respectively         94,669         83,289
    Inventories                                                                  28,074         28,527
    Other assets                                                                 87,242         33,524
                                                                            -----------    -----------
        Total current assets                                                    246,997        164,036
                                                                            -----------    -----------

Property and equipment, net of accumulated depreciation                         729,744        611,582
Intangible assets, net of accumulated amortization                              150,767        141,874
Investments                                                                     747,265        742,155
Long-term notes receivable, net                                                  18,605         19,715
Other assets                                                                    128,821         53,022
                                                                            -----------    -----------
        Total assets                                                        $ 2,022,199    $ 1,732,384
                                                                            ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                       $     4,788    $   299,788
    Accounts payable and accrued liabilities                                    137,755        128,123
                                                                            -----------    -----------
        Total current liabilities                                               142,543        427,911
                                                                            -----------    -----------
Secured forward exchange contract liability                                     613,054             --
Long-term debt, net of current portion                                           20,354         10,335
Deferred income taxes                                                           289,914        292,966
Other liabilities                                                                42,841         38,693
Minority interest                                                                 1,689          1,320

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                        --             --
    Common stock, $.01 par value, 100,000 shares authorized,
        33,447 and 33,282 shares issued and outstanding, respectively               334            333
    Additional paid-in capital                                                  514,549        512,308
    Retained earnings                                                           302,694        351,028
    Unrealized gain on investments                                               96,951         99,858
    Other stockholders' equity                                                   (2,724)        (2,368)
                                                                            -----------    -----------
        Total stockholders' equity                                              911,804        961,159
                                                                            -----------    -----------
        Total liabilities and stockholders' equity                          $ 2,022,199    $ 1,732,384
                                                                            ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                           2000         1999
                                                                         ---------    ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                    $ (48,334)   $  81,176
    Amounts to reconcile net income (loss) to net cash flows
        used in operating activities:
        Depreciation and amortization                                       42,237       37,806
        Deferred income taxes                                               (1,201)      (2,656)
        Gain on equity participation rights                                     --     (129,875)
        Non-cash interest expense on secured forward exchange contract      11,367           --
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                               (8,417)      (3,672)
            Accounts payable and accrued liabilities                         8,036       (9,410)
            Income tax receivable                                           (5,851)      (2,300)
            Other assets and liabilities                                   (14,822)     (15,801)
                                                                         ---------    ---------
        Net cash flows used in operating activities                        (16,985)     (44,732)
                                                                         ---------    ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                   (148,138)     (46,186)
    Proceeds from equity participation rights                                   --      130,000
    Acquisition of businesses, net of cash acquired                        (11,620)     (14,643)
    Investments in, advances to and distributions from affiliates, net     (11,509)     (42,535)
    Other investing activities                                             (16,855)       3,630
                                                                         ---------    ---------
        Net cash flows provided by (used in) investing activities         (188,122)      30,266
                                                                         ---------    ---------
Cash Flows from Financing Activities:
    Repayment of long-term debt                                             (1,466)      (9,150)
    Proceeds from issuance of long-term debt                                   500          500
    Net borrowings (repayments) under revolving credit agreements         (284,015)      28,995
    Cash proceeds from secured forward exchange contract                   613,054           --
    Deferred financing costs paid on secured forward exchange contract    (106,717)          --
    Proceeds from exercise of stock option and purchase plans                2,067        3,981
    Dividends paid                                                              --      (19,731)
                                                                         ---------    ---------
        Net cash flows provided by financing activities                    223,423        4,595
                                                                         ---------    ---------
Net change in cash                                                          18,316       (9,871)
Cash, beginning of period                                                   18,696       18,746
                                                                         ---------    ---------
Cash, end of period                                                      $  37,012    $   8,875
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

The weighted average number of common shares outstanding is calculated as follows:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                          -----------------     -----------------
                                           2000       1999       2000       1999
                                          ------     ------     ------     ------
Weighted average shares outstanding       33,405     32,924     33,369     32,850
Effect of dilutive stock options              --        320         --        307
                                          ------     ------     ------     ------
Weighted average shares outstanding -
     assuming dilution                    33,405     33,244     33,369     33,157
                                          ======     ======     ======     ======

For the three month and nine month periods ended September 30, 2000, the Company's effect of dilutive stock options was the equivalent of 109 shares and 136 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share for the periods ended September 30, 2000 as the effect of their inclusion would be anti-dilutive.

3.  COMPREHENSIVE INCOME:

SFAS No. 130, "Reporting Comprehensive Income", requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is as follows:


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          ------------------     ----------------------
                                            2000       1999        2000          1999
                                          --------   --------    --------      --------
Net income (loss)                         $(19,050)  $    726    $(48,334)     $ 81,176
Unrealized gain (loss) on investments      (65,127)        --      (2,907)           --
Foreign currency translation                  (190)        73        (788)         (233)
                                          --------   --------    --------      --------
        Comprehensive income (loss)       $(84,367)  $    799    $(52,029)     $ 80,943
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

The seven-year secured forward exchange contract has a face amount of $613,054 and required contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506,337, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106,717. Subsequent to September 30, 2000, the Company prepaid the remaining contract payments required by the secured forward exchange contract related to the final 3.75 years of the contract as further discussed in Note 5. The unamortized balances of these deferred financing costs are classified as other current assets of $31,672 and other long-term assets of $63,678 in the condensed consolidated balance sheet as of September 30, 2000. The Company is recognizing the contract payments associated with the secured forward exchange contract as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394,142 of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

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

5.  INTERIM FINANCING:

Subsequent to September 30, 2000, the Company entered into a six-month $200,000 interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. The Interim Loan is secured primarily by the assets of the Opryland Hotel Nashville. Amounts outstanding under the Interim Loan bear interest at LIBOR plus an amount that increases from 1.75% at inception to 3.5% by April 2001. In addition, the Company is required to pay a commitment fee of 0.375% per year on the average unused portion of the Interim Loan and an exit fee of either $2,000 or $4,000, depending upon the date the Interim Loan is repaid.

The Interim Loan requires that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. The Company utilized $83,161 of the proceeds from the Interim Loan to prepay the remaining contract payments required by the secured forward exchange contract. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the secured forward exchange contract. Additionally, as a result of the prepayment, the Company was released from the covenants of the secured forward exchange contract which related to sales of assets, additional indebtedness and liens.

6.  GAYLORD DIGITAL:

During 1999, the Company acquired 84% of two online operations, Musicforce.com and Lightsource.com, for approximately $23,400 in cash. During the first three months of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for approximately $6,500 in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of the online operations have been included in the consolidated financial statements from the date of acquisition of a controlling interest. The purchase price allocation has been completed on a preliminary basis, subject to adjustment if additional facts about the online operations become known. The excess of purchase price over the fair value of the net assets acquired was $27,937 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

7.  SUBSEQUENT EVENT:

During November 2000, the Company announced it has entered into a definitive agreement with Walt Disney World Resort ("Disney") to discontinue the operations of its Wildhorse Saloon near Orlando. The Company will reflect a pretax loss of approximately $17,000 during the fourth quarter of 2000 from the disposition. According to the agreement, Disney will pay the Company approximately $1,800 for the net assets of the Wildhorse Saloon near Orlando. Revenues and operating losses of the Wildhorse Saloon near Orlando for the nine months ended September 30, 2000 were $3,745 and $1,311, respectively.

8. NEWLY ISSUED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001 and anticipates the effects of SFAS No. 133 will be material to the Company's financial statements.

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the quarter ended December 31, 2000. The Company believes its revenue recognition practices are currently in conformity with the guidelines of SAB 101.

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 changes the accounting related to producing and distributing film and television properties. The Company expects to adopt SOP 00-2 effective January 1, 2001 and is evaluating the effect that such adoption will have on its consolidated results of operations and financial position.

9. FINANCIAL REPORTING BY BUSINESS SEGMENTS:


                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                    ------------------------      ------------------------
                                       2000           1999           2000           1999
                                    ---------      ---------      ---------      ---------
Revenues:
    Hospitality and attractions     $  59,639      $  58,137      $ 178,167      $ 177,110
    Creative content                   60,623         60,266        165,825        149,314
    Interactive media                   5,168         15,350         15,890         46,988
    Corporate and other                    --          1,958             --          3,800
                                    ---------      ---------      ---------      ---------
        Total                       $ 125,430      $ 135,711      $ 359,882      $ 377,212
                                    =========      =========      =========      =========
Depreciation and amortization:
    Hospitality and attractions     $   6,591      $   6,154      $  20,019      $  18,716
    Creative content                    4,099          3,667         11,485          9,951
    Interactive media                   2,403          1,820          6,532          4,313
    Corporate and other                 1,129          1,767          4,201          4,826
                                    ---------      ---------      ---------      ---------
        Total                       $  14,222      $  13,408      $  42,237      $  37,806
                                    =========      =========      =========      =========
Operating income (loss):
    Hospitality and attractions     $   9,924      $   9,245      $  27,664      $  24,985
    Creative content                  (10,352)         1,012        (25,553)        (5,956)
    Interactive media                 (10,430)        (1,253)       (28,735)         1,650
    Corporate and other                (8,844)        (5,474)       (26,476)       (18,372)
    Restructuring charge                   --         (3,102)            --         (3,102)
    Merger costs                           --          1,741             --          1,741
                                    ---------      ---------      ---------      ---------
        Total                       $ (19,702)     $   2,169      $ (53,100)     $     946
                                    =========      =========      =========      =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company is managed using the following four business segments: hospitality and attractions, creative content, interactive media, and corporate and other. The hospitality and attractions segment primarily consists of the Opryland Hotel Nashville; the Opryland Hotel Florida and the Opryland Hotel Texas, both of which are currently under construction; the General Jackson Showboat and various other tourist attractions located in Nashville, Tennessee. The creative content segment primarily consists of Word Entertainment ("Word"), the Company's contemporary Christian music company; Pandora Films, a Luxembourg-based company which acquires, distributes and produces theatrical feature films and television programming primarily for markets outside of the United States; Gaylord Event Television, formerly Jack Nicklaus Productions, which produces golf tournaments for television broadcast; the Grand Ole Opry; the Wildhorse Saloons and Acuff-Rose Music Publishing. The interactive media segment primarily consists of CMT International, a country music video cable network operated in Latin America and the Pacific Rim; Gaylord Digital, the Company's Internet division; the Company's television station prior to its disposal and three radio stations in Nashville, Tennessee. The Company's unallocated corporate expenses are reported separately.

ASSESSMENT OF STRATEGIC ALTERNATIVES

During 2000, the Company has encountered a significant number of departures from its senior management, including the Company's President and Chief Executive Officer. In addition, the Company has continued to produce weaker than anticipated operating results while attempting to fund its capital requirements related to its hotel construction projects in Florida and Texas. As a result of these factors, the Company is currently assessing its strategic alternatives related to its hotel operations and capital requirements. The Company anticipates completing this assessment during the fourth quarter of 2000. It is anticipated that the implementation of the assessment of strategic alternatives will have a material adverse effect on the Company's results of operations and financial position in the fourth quarter of 2000. Due to the magnitude of this review of strategic alternatives, management is currently unable to quantify the potential effects to the Company's results of operations, financial position or liquidity.

SUBSEQUENT EVENT

During November 2000, the Company announced it has entered into a definitive agreement with Walt Disney World Resort ("Disney") to discontinue the operations of its Wildhorse Saloon near Orlando. The Company will reflect a pretax loss of approximately $17 million during the fourth quarter of 2000 from the disposition. According to the agreement, Disney will pay the Company approximately $1.8 million for the net assets of the Wildhorse Saloon near Orlando. Revenues and operating losses of the Wildhorse Saloon near Orlando for the nine months ended September 30, 2000 were $3.7 million and $1.3 million, respectively.

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

The seven-year secured forward exchange contract has a face amount of $613.1 million and required contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506.3 million, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106.7 million. During October 2000, the Company prepaid the remaining contract payments of $83.2 million required by the secured forward exchange contract related to the final 3.75 years of the contract. The Company is recognizing the contract payments associated with the secured forward exchange contract as interest expense over the seven-year contract period using the effective interest method. As a result of the prepayment of the remaining contract payments, the Company was released from the covenants in the secured forward exchange contract which related to sales of assets, additional indebtedness and liens. The Company utilized $394.1 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

During the seven-year term of the secured forward exchange contract, the Company retains ownership of the Viacom Stock. The Company's obligation under the secured forward exchange contract is collateralized by a security interest in the Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of the Viacom Stock.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and nine month periods ended September 30, 2000 and 1999 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                         -----------------------------------------    --------------------------------------
                                            2000         %        1999         %        2000         %       1999        %
                                         ----------    -----    ---------    -----    ---------    -----   ---------    ----
Revenues:
  Hospitality and attractions             $  59,639     47.5    $  58,137     42.8    $ 178,167     49.5   $ 177,110    47.0
  Creative content                           60,623     48.4       60,266     44.4      165,825     46.1     149,314    39.6
  Interactive media                           5,168      4.1       15,350     11.3       15,890      4.4      46,988    12.4
  Corporate and other                            --      0.0        1,958      1.5           --      0.0       3,800     1.0
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
      Total revenues                        125,430    100.0      135,711    100.0      359,882    100.0     377,212   100.0
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
Operating expenses:
  Operating costs                            87,417     69.7       81,791     60.2      252,461     70.2     238,045    63.1
  Selling, general & administrative          43,493     34.7       36,982     27.3      118,284     32.9      99,054    26.3
  Restructuring charge                           --       --        3,102      2.3           --       --       3,102     0.8
  Merger costs                                   --       --       (1,741)    (1.3)          --       --      (1,741)   (0.5)
  Depreciation and amortization:
    Hospitality and attractions               6,591                 6,154                20,019               18,716
    Creative content                          4,099                 3,667                11,485                9,951
    Interactive media                         2,403                 1,820                 6,532                4,313
    Corporate and other                       1,129                 1,767                 4,201                4,826
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
    Total depreciation and amortization      14,222     11.3       13,408      9.9       42,237     11.7      37,806    10.0
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
      Total operating expenses              145,132    115.7      133,542     98.4      412,982    114.8     376,266    99.7
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
Operating income (loss):
    Hospitality and attractions               9,924     16.6        9,245     15.9       27,664     15.5      24,985    14.1
    Creative content                        (10,352)   (17.1)       1,012      1.7      (25,553)   (15.4)     (5,956)   (4.0)
    Interactive media                       (10,430)  (201.8)      (1,253)    (8.2)     (28,735)  (180.8)      1,650     3.5
    Corporate and other                      (8,844)      --       (5,474)      --      (26,476)      --     (18,372)     --
    Restructuring charge                         --       --       (3,102)      --           --       --      (3,102)     --
    Merger costs                                 --       --        1,741       --           --       --       1,741      --
                                          ---------    -----    ---------   ------    ---------   ------   ---------   -----
        Total operating income (loss)     $ (19,702)   (15.7)   $   2,169      1.6    $ (53,100)   (14.8)  $     946     0.3
                                          =========    =====    =========   ======    =========   ======   =========   =====

PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1999

Revenues

Total Revenues - Total revenues decreased $10.3 million, or 7.6%, to $125.4 million in the third quarter of 2000, and decreased $17.3 million, or 4.6%, to $359.9 million in the first nine months of 2000. The decrease for the first nine months results primarily from the divestiture of KTVT in 1999. Excluding the revenues of KTVT from the 1999 results, total revenues increased $0.2 million, or 0.2%, in the third quarter of 2000 and increased $17.1 million, or 5.0%, in the first nine months of 2000.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $1.5 million, or 2.6%, to $59.6 million in the third quarter of 2000, and increased $1.1 million, or 0.6%, to $178.2 million in the first nine months of 2000. Revenues from the Radisson Hotel at Opryland increased $1.2 million, or 34.7%, to $4.8 million for the first nine months of 2000. The Radisson Hotel at Opryland's occupancy rate increased to 57.1% for the first nine months of 2000 compared to 47.3% in the first nine months of 1999. The increase in revenues for the Radisson Hotel at Opryland is mainly attributable to a renovation project during 1999 which caused a portion of the rooms to be unavailable during 1999. In the first nine months of 2000, the Opryland Hotel Nashville's revenues decreased $1.3 million, or 0.8%, to $160.0 million. The Opryland Hotel Nashville's occupancy rate decreased to 74.8% in the first nine months of 2000 compared to 76.6% in the first nine months of 1999. The Opryland Hotel Nashville sold 567,600 rooms in the first nine months of 2000 compared to 580,800 rooms sold in the same period of 1999, reflecting a 2.3% decrease from 1999. Revenue per available room (RevPAR) for the Opryland Hotel Nashville increased 9.4% for the third quarter of 2000 and increased 3.3% for the first nine months of 2000. The Opryland Hotel Nashville's average daily rate increased to $141.43 in the first nine months of 2000 from $133.60 in the first nine months of 1999.

Creative Content - Revenues in the creative content segment increased $0.4 million, or 0.6%, to $60.6 million in the third quarter of 2000, and increased $16.5 million, or 11.1%, to $165.8 million in the first nine months of 2000. The increase in the first nine months of 2000 is primarily due to the revenues of newly-acquired businesses. Gaylord Event Television, which was acquired in the fourth quarter of 1999, had revenues of $13.9 million in the first nine months of 2000. The increase in revenues is also due to the March 2000 acquisition of Corporate Magic, Inc., a company specializing in the production of creative events in the corporate entertainment marketplace, which had revenues subsequent to its March 2000 acquisition of $3.6 million. Revenues for Pandora Films increased $3.3 million in the first nine months of 2000 as compared to the same period in 1999. The increases in revenues were partially offset by a decrease in Word revenues of $6.7 million in the first nine months of 2000 related to reduced catalog sales of the Veggie Tales video series and lower sales from new releases. The decrease in Word revenues is also attributable to the closing of Unison Records in the fourth quarter of 1999.

Interactive Media - Revenues in the interactive media segment decreased $10.2 million, or 66.3%, to $5.2 million in the third quarter of 2000, and decreased $31.1 million, or 66.2%, to $15.9 million in the first nine months of 2000. The decrease is primarily due to the divestiture of KTVT in 1999. Excluding the revenues of KTVT from 1999, revenues in the interactive media segment in the third quarter of 2000 increased $0.3 million, or 6.2%, and increased $3.4 million, or 26.8%, in the first nine months of 2000. The increase in the first nine months of 2000 results primarily from increased revenues of Gaylord Digital of $3.1 million, which was acquired in the third quarter of 1999.

Corporate and Other - Corporate and other segment revenues in the first nine months of 1999 consisted primarily of consulting and other services revenues related to the Opry Mills partnership of $3.8 million.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $11.6 million, or 8.7%, to $145.1 million in the third quarter of 2000, and increased $36.7 million, or 9.8%, to $413.0 million in the first nine months of 2000. Operating costs, as a percentage of revenues, increased to 70.2% during the first nine months of 2000 as compared to 63.1% during the first nine months of 1999. Selling, general and administrative expenses, as a percentage of revenues, increased to 32.9% during the first nine months of 2000 as compared to 26.3% during the first nine months of 1999.

Operating Costs - Operating costs increased $5.6 million, or 6.9%, to $87.4 million in the third quarter of 2000, and increased $14.4 million, or 6.1%, to $252.5 million in the first nine months of 2000. Excluding the operating costs of KTVT in the first nine months of 1999, operating costs increased $31.8 million, or 14.4%. The increase in the first nine months of 2000 is primarily attributable to the operating costs of Gaylord Event Television of $12.9 million and increased operating costs of Gaylord Digital of $8.9 million. Operating costs of Word increased $5.5 million in the first nine months of 2000 related to increased royalties, development of a new children's animated product, and costs incurred by distributing lower-margin products. Operating costs of Pandora Films increased $3.7 million for the first nine months of 2000 primarily attributable to higher revenues and severance costs related to relocating the operations from Paris, France to California. The operating costs of newly-acquired Corporate Magic were $2.5 million in the first nine months of 2000. Operating costs of CMT International increased $1.8 million in the first nine months of 2000. These increases were partially offset during the first nine months of 2000 by a decrease in operating costs of the Opryland Hotel Nashville of $4.9 million and the General Jackson Showboat of $1.2 million, which are related to lower revenues and stringent cost control.

Selling, General and Administrative - Selling, general and administrative expenses increased $6.5 million, or 17.6%, to $43.5 million in the third quarter of 2000, and increased $19.2 million, or 19.4%, to $118.3 million in the first nine months of 2000. Excluding the selling, general and administrative expenses of KTVT in the first nine months of 1999, selling, general and administrative expenses increased $26.2 million, or 28.4%. The increase in the first nine months of 2000 is primarily attributable to increased selling, general and administrative expenses of Gaylord Digital of $9.9 million primarily related to promotional and advertising costs. Corporate selling, general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs, increased $5.1 million in the first nine months of 2000. Corporate selling, general and administrative expenses increased due to expense associated with the naming rights agreement entered into during the fourth quarter of 1999 for the Gaylord Entertainment Center in Nashville, Tennessee of $2.5 million and severance payments to departing senior management. Development expenses associated with the formation of new record labels were $4.7 million in the first nine months of 2000. The Company's development of new record labels was suspended in September 2000 to reduce operating expenses. Selling, general and administrative expenses of the Company's live entertainment business increased $3.1 million in the first nine months of 2000. Hotel development and marketing efforts related to hotel developments in Florida and Texas increased selling, general and administrative expenses $2.9 million during the first nine months of 2000. Gaylord Event Television, purchased in the fourth quarter of 1999, had $1.2 million of selling, general and administrative expenses in the first nine months of 2000. Selling, general and administrative expenses of Corporate Magic, acquired in March 2000, were $1.2 million for the period subsequent to its purchase. Selling, general and administrative expenses of CMT International increased $1.1 million in the first nine months of 2000. Selling, general and administrative expenses at Word decreased $3.0 million for the first nine months of 2000 due to selling and promotional costs during 1999 of Unison Records, which was closed in the fourth quarter of 1999. These increases were also partially offset by decreased selling, general and administrative expenses associated with the Company's artist management business of $2.0 million and the Opryland Hotel Nashville of $1.3 million in the first nine months of 2000.

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

Depreciation and Amortization - Depreciation and amortization increased $0.8 million, or 6.1%, to $14.2 million in the third quarter of 2000, and increased $4.4 million, or 11.7%, to $42.2 million in the first nine months of 2000. Excluding the depreciation and amortization of KTVT from the first nine months of 1999, depreciation and amortization increased $6.5 million, or 18.3%, in the first nine months of 2000. The increase in the first nine months of 2000 is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with recent acquisitions.

Operating Income (Loss)

Operating Income (Loss) - Total operating income decreased $21.9 million to an operating loss of $19.7 million in the third quarter of 2000, and decreased $54.0 million to an operating loss of $53.1 million in the first nine months of 2000. Operating income in the hospitality and attractions segment increased $2.7 million during the first nine months of 2000 as a result of increased operating income of the Opryland Hotel Nashville partially offset by expenses associated with the hotel developments in Florida and Texas. Creative content segment operating loss increased $19.6 million during the first nine months of 2000 primarily due to decreased operating income at Word from lower-margin distributed products and development expenses associated with the formation of new record labels. Operating loss of the interactive media segment increased $30.4 million during the first nine months of 2000 primarily as a result of the operating losses of Gaylord Digital and the divestiture of KTVT in 1999. Excluding the operating income of KTVT from the 1999 results, operating loss of the interactive media segment increased $22.3 million in the first nine months of 2000 primarily as a result of the operating losses of Gaylord Digital. Operating loss of the corporate and other segment increased $8.1 million during the first nine months of 2000 as a result of increased corporate costs as well as the inclusion during 1999 of consulting and other services revenues related to the Opry Mills partnership.

Interest Expense

Interest expense increased $2.6 million to $6.9 million for the third quarter of 2000, and increased $8.7 million to $20.0 million in the first nine months of 2000. The increase is primarily attributable to higher average borrowing levels, including the secured forward exchange contract, during the first nine months of 2000 as compared to the first nine months of 1999. The Company's weighted average interest rate on its borrowings, including amortization of the deferred financing costs related to the secured forward exchange contract entered into in 2000, was 6.0% in the first nine months of 2000 as compared to 6.1% in the first nine months of 1999.

Interest Income

Interest income decreased $1.6 million to $1.3 million for the third quarter of 2000, and decreased $0.9 million to $3.4 million in the first nine months of 2000. The decrease in the first nine months of 2000 primarily relates to nonrecurring interest income of $2.0 million in the third quarter of 1999 from the settlement of contingencies between the Company and CBS.

Other Gains and Losses

The Company recorded a $12.2 million pretax charge in the fourth quarter of 1999 related to the closing of Unison Records, a specialty record label of Word which dealt primarily in value-priced acoustical and instrumental recordings. Additionally, during the third quarter of 2000, the Company recorded a pretax charge of $2.5 million to further reduce the carrying value of the assets of Unison Records. The third quarter 2000 charge represents the result of refined assessment of the remaining Unison assets.

During the second quarter of 2000, the Company recognized a pretax charge of $1.1 million related to a property tax assessment dispute at the Opryland Hotel Nashville and a pretax charge of $1.0 million related to the write-off of an investment in an Internet venture. Additionally, the Company recorded a gain of $1.5 million related to the settlement of the remaining contingencies arising from the 1997 sale of television station KSTW in Seattle.

During the first nine months of 1999, the Company recognized a pretax gain of $129.9 million related to the collection of $130 million in proceeds from the redemption of certain equity participation rights in cable television systems which the Company sold during 1995.

Income Taxes

The provision (benefit) for income taxes decreased $8.8 million to an income tax benefit of $8.4 million for the third quarter of 2000, and decreased $67.2 million to a tax benefit of $23.8 million in the first nine months of 2000. The effective tax rate on income (loss) before provision (benefit) for income taxes was 33.0% for the first nine months of 2000 compared to 34.9% for the first nine months of 1999. During the first nine months of 1999, the Company recognized a current provision for income taxes of $45.5 million related to the non-recurring gain from the equity participation rights discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston in which the Company monetized 10.9 million shares of Viacom Stock. By entering into the secured forward exchange contract, the Company realized cash proceeds of approximately $506.3 million, net of discounted prepaid contract payments related to the first
3.25 years of the contract and transaction costs totaling $106.7 million. The Company utilized $394.1 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

During October 2000, the Company entered into a six-month $200 million interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. The Interim Loan is secured primarily by the assets of the Opryland Hotel Nashville. Amounts outstanding under the Interim Loan bear interest at LIBOR plus an amount that increases from 1.75% at inception to 3.5% by April 2001. In addition, the Company is required to pay a commitment fee of 0.375% per year on the average unused portion of the Interim Loan and an exit fee of either $2 million or $4 million, depending upon the date the Interim Loan is repaid. The Company incurred transaction costs associated with the Interim Loan of approximately $5.1 million, which will be amortized as interest expense over the six-month term.

The Interim Loan requires that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. The Company utilized $83.2 million of the proceeds from the Interim Loan to prepay the remaining contract payments required by the secured forward exchange contract. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the secured forward exchange contract. Additionally, as a result of the prepayment, the Company was released from the covenants of the secured forward exchange contract which related to sales of assets, additional indebtedness and liens.

As of October 31, 2000, the Company had available borrowing capacity under the Interim Loan of $60 million. The Company intends to replace the Interim Loan with long-term financing prior to the Interim Loan's maturity on April 6, 2001. The long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its operating losses on both a short-term and long-term basis. While the Company is exploring various alternatives for its short-term and long-term financing needs, there is no assurance that financing will be secured prior to the maturity of the Interim Loan or with terms that are acceptable to the Company.

During September 2000, the Company announced it has entered into an agreement with Warner Bros. Pictures to produce and co-finance as many as ten films over the next four years. The Company is also required to fund script purchases and development.

During February 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. The Company paid common stock dividends of $26.4 million in 1999.

The Company currently projects capital expenditures for 2000 in the range of $225 million to $240 million, which includes approximately $170 million related to the Company's hotel expansion projects in Florida and Texas. The Company's capital expenditures for the nine months ended September 30, 2000 were $148 million. The Company is attempting to reduce capital spending for the remainder of 2000.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001 and anticipates the effects of SFAS No. 133 will be material to the Company's financial statements.

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the quarter ended December 31, 2000. The Company believes its revenue recognition practices are currently in conformity with the guidelines of SAB 101.

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 changes the accounting related to producing and distributing film and television properties. The Company expects to adopt SOP 00-2 effective January 1, 2001 and is evaluating the effect that such adoption will have on its consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the level of popularity of country and Christian music; the ability to integrate the operations of acquired businesses into the Company's operations; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Company to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings; the economic and commercial viability of the Company's developmental stage businesses; competition; the impact of weather on construction schedules; the Company's ability to obtain long-term financing on acceptable terms; and the Company's ability to attract and retain management personnel for its various operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at September 30, 2000, the Company believes that the effects of changes in the stock price of Viacom, Inc. common stock or interest rates on the Company's consolidated financial position, results of operations or cash flows could be material. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

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

         ITEM 5.  OTHER INFORMATION

                  Inapplicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits following the Signatures page.

                  (b) A Current Report on Form 8-K, dated August 3, 2000, reporting the Company's President and Chief Executive Officer, Terry E. London, resigned on July 31, 2000, effective immediately, was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GAYLORD ENTERTAINMENT COMPANY



Date:  November 14, 2000            By: /s/ Denise Wilder Warren
     ---------------------              ----------------------------------------
                                        Denise Wilder Warren
                                        Senior Vice President and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

27       Financial Data Schedule (for SEC use only)