Form 10-Q/A
period 2000-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2000-11-15
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

ASSESSMENT OF STRATEGIC ALTERNATIVES

During 2000, the Company has encountered a significant number of departures from its senior management, including the Company's President and Chief Executive Officer. In addition, the Company has continued to produce weaker than anticipated operating results while attempting to fund its capital requirements related to its hotel construction projects in Florida and Texas. As a result of these factors, the Company is currently assessing its strategic alternatives related to its operations and capital requirements. The Company anticipates completing this assessment during the fourth quarter of 2000. It is anticipated that the implementation of the assessment of strategic alternatives will have a material adverse effect on the Company's results of operations and financial position in the fourth quarter of 2000. Due to the magnitude of this review of strategic alternatives, management is currently unable to quantify the potential effects to the Company's results of operations, financial position or liquidity.

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