Form 10-K
period 2000-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2001-04-02
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 ----     -------------

                           COMMISSION FILE NO. 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                73-0664379
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 ONE GAYLORD DRIVE, NASHVILLE, TENNESSEE                  37214
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 12, 2001, there were 33,453,522 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on March 12, 2001 was approximately $541,155,000. Shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference into Part II of this Form 10-K. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2001, are incorporated by reference into Part III of this Form 10-K.

                          GAYLORD ENTERTAINMENT COMPANY

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                                     PART I

Item 1     Business...............................................................  1
Item 2     Properties............................................................. 16
Item 3     Legal Proceedings...................................................... 18
Item 4     Submission of Matters to a Vote of Security Holders.................... 18

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.. 18
Item 6     Selected Financial Data................................................ 19
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................. 19
Item 7A    Quantitative and Qualitative Disclosures About Market Risk............. 19
Item 8     Financial Statements and Supplementary Data............................ 20
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................... 20

                                    PART III

Item 10    Directors and Executive Officers of the Registrant..................... 20
Item 11    Executive Compensation................................................. 20
Item 12    Security Ownership of Certain Beneficial Owners and Management......... 20
Item 13    Certain Relationships and Related Transactions......................... 20

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 20

SIGNATURES ....................................................................... 22

                                     PART I

ITEM 1.  BUSINESS

                            INTRODUCTION AND HISTORY

         Gaylord Entertainment Company (the "Company") is a diversified entertainment company operating principally in three groups: (i) hospitality and attractions, (ii) music, media and entertainment, and (iii) corporate and other.

         The Company traces its origins to a newspaper publishing business founded in 1903 in the Oklahoma Territory by a group including the Gaylord and Dickinson families. In 1928, the Company entered the radio broadcasting business and, in 1949, expanded its broadcasting interests to include television stations. The Company currently owns three radio stations. See "Music, Media and Entertainment."

         In 1983, the Company acquired Opryland USA, an interrelated group of businesses tracing their origins to the Grand Ole Opry music radio show which began in 1925. The Company has developed an entertainment and convention/resort complex in Nashville, Tennessee that is anchored by the Opryland Hotel Nashville, which is one of the nation's largest convention hotels, the Opry House (the current home of the Grand Ole Opry), and, until the end of 1997, the Opryland theme park. Since May 2000, the former Opryland theme park site has been home to Opry Mills, an entertainment/retail complex built in partnership with The Mills Corporation. See "Other Interests."

         Also in 1983, Opryland USA entered the cable networks business by launching The Nashville Network ("TNN"), a cable network with a national audience featuring country lifestyles, entertainment, and sports. In 1991, the Company acquired a 67% interest in Country Music Television ("CMT"), a cable network with a 24-hour country music video format. The Company subsequently expanded CMT outside the U.S., and the first of the CMT International cable networks was launched in Europe in 1992. CMT International, which programs primarily country music videos, was later expanded into Asia and the Pacific Rim, as well as Latin America. During 2000, CMT International was re-branded as MusicCountry. In January 1997, the Company acquired the assets of Word Entertainment ("Word"), one of the largest contemporary Christian music companies in the world. See "Music, Media and Entertainment."

         Prior to September 30, 1997, the Company was a wholly owned subsidiary of a corporation which was then known as Gaylord Entertainment Company ("Old Gaylord"). On October 1, 1997, Old Gaylord consummated a transaction with Westinghouse Electric Corporation, which thereafter changed its name to CBS Corporation ("CBS"), in which a wholly-owned subsidiary of CBS merged with Old Gaylord (the "CBS Merger"), with Old Gaylord continuing as the surviving corporation and a wholly-owned subsidiary of CBS. Immediately before the CBS Merger, Old Gaylord was restructured by transferring to the Company and its subsidiaries its assets and liabilities, other than TNN, the U.S. and Canadian operations of CMT, and certain other related assets and liabilities which remained with Old Gaylord. Following the restructuring, on September 30, 1997, Old Gaylord distributed pro rata to its stockholders all of the outstanding capital stock of the Company (the "Distribution"). In connection with these transactions, the Company and Old Gaylord entered into various agreements relating to the future relationship between the Company and Old Gaylord (as a subsidiary of CBS) after the CBS Merger (the

"CBS Transitional Agreements"). Immediately following the CBS Merger, the Company changed its name to Gaylord Entertainment Company.

         Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" for periods prior to the Distribution are to Old Gaylord.

                            DEVELOPMENTS DURING 2000

         The year 2000 saw significant changes in the Company. At the beginning of the year, the Company was managed using four business segments: hospitality and attractions, creative content, interactive media, and corporate and other. The Company was also pursuing a strategy of developing several new projects, including two hotels, the implementation of an Internet strategy, and the development of a new record label. It was anticipated that capital expenditures during 2000 would be approximately $260 million, including approximately $200 million related to the Company's hotel expansion projects in Florida and Texas, and that the Company would incur initial operating losses in connection with the Internet strategy and the new record label. In light of the expected net losses for the year ended December 31, 2000, in February 2000, the Company's Board of Directors voted to discontinue the payment of cash dividends on the Company's common stock.

         During 2000, while the Company was attempting to fund its capital requirements related to its hotel development and construction projects in Florida and Texas, the Company's operating results were weaker than anticipated. In addition, during the year the Company encountered a significant number of departures from its senior management, including in July 2000, the Company's President and Chief Executive Officer and in September 2000 a senior entertainment industry executive who had been recruited as head of the Company's creative content segment and to develop a new record label. As a result of these factors, after the Company's Chairman had served briefly as interim Chief Executive Officer, the Board of Directors appointed a new Chief Executive Officer to serve on an interim basis, initiated a search for a permanent chief executive officer, and engaged in an assessment of the Company's strategic alternatives related to its operations and capital requirements. In connection with this strategic review, during the fourth quarter, the Company took a number of actions directed toward focusing on the Company's core assets with the goal of improving profitability. These actions included the closure of its Internet operations and the sale of certain other assets which it considered not to be critical to the Company's business. In addition, in December 2000, the Company reorganized its structure into two operating groups: hospitality and attractions; and the music, media and entertainment group, which reflected a combination of the creative content group with the remaining businesses of the interactive media group. The Company also continued to pursue opportunities to finance its two hotel construction projects, to reduce losses in certain areas, and to improve profitability in the Company's business groups to meet operational performance expectations. See "Recent Developments."

                           HOSPITALITY AND ATTRACTIONS

         The Company's hospitality and attractions group consists primarily of an interrelated group of businesses including the Opryland Hotel Nashville, the Radisson Hotel at Opryland (which is adjacent to the Opryland Hotel Nashville), the General Jackson (an entertainment paddle wheel showboat), the Springhouse Golf Club and other related businesses. Hotels currently under development in Osceola County, Florida (in the Orlando market) and Grapevine, Texas (in the Dallas-Ft. Worth market), are also a part of the hospitality and attractions group. See Note 17 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to hospitality and attractions.

         OPRYLAND HOTEL NASHVILLE. The Opryland Hotel Nashville, situated on approximately 172 acres in the Opryland complex, is one of the largest hotels in the United States in terms of number of guest rooms. The Company believes it has the highest ratio in the industry of meeting and exhibit space per guest room. The Opryland Hotel Nashville attracts convention business from trade associations and corporations, which accounted for approximately 80% of the hotel's revenues in each of 2000, 1999, and 1998. It also serves as a destination resort for vacationers due to its in-house entertainment events and its proximity to the Opry Mills complex, the Grand Ole Opry and the Springhouse Golf Club, the Company's 18-hole championship golf course, as well as to other attractions in the Nashville area. The Company believes that the ambiance created at the Opryland Hotel Nashville and the combination of the quality of its convention facilities and availability of live musical entertainment are factors that differentiate it from other convention hotels. In late 1999, the Company began a three-year renovation and capital improvement program to refurbish the physical facility, upgrade certain guest rooms and add features to the hotel, including adding two-line telephones, signs to help direct guests, ballroom renovations, and upgrades to lobbies and restaurants. Of the anticipated cost of $54 million, approximately $22.4 million had been committed as of December 31, 2000.

         The following table sets forth information concerning the Opryland Hotel Nashville for each of the five years in the period ended December 31, 2000.

                                                             YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                            --------    --------    --------    --------    --------
Average number of guest rooms                  2,883       2,884       2,884       2,866       2,613
Occupancy rate                                  75.9%       78.0%       79.1%       85.4%       84.7%
Average daily rate ("ADR")                  $ 143.86    $ 137.18    $ 138.51    $ 131.82    $ 128.48
Food and beverage revenues (in thousands)   $ 81,093    $ 85,686    $ 81,518    $ 85,186    $ 66,394
Total revenues (in thousands)               $229,859    $234,435    $233,645    $240,969    $203,265


         The Opryland Hotel Nashville has 2,883 guest rooms, four ballrooms with approximately 124,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel exceeds 600,000 square feet.

         The interior of the hotel is divided into four areas, featuring indoor gardens, restaurants and shops: the Delta, the Cascades, the Conservatory and the Magnolia. The Delta area features a themed southern rivertown scene in a 4.5 acre southern-style indoor garden, under a 15-story glass dome. The attractions of this area include a flowing waterfall that creates a winding river more than a quarter of a mile long on which guests can take a trip on a flatboat. This area also contains an 85-foot fountain and the Delta Island, a New Orleans-themed island which includes retail shops, lounges, a food court with a variety of quick-service restaurants, and seven meeting and board rooms. The Conservatory area features 10,000 tropical plants within an approximately 1.5 acre Victorian tropical garden. The Cascades area features an approximately 1.5 acre water garden, three waterfalls ranging in height from 23 to 35 feet which drop into a 12,500 square foot lake, and a nightly laser-enhanced, synchronized water show. The Magnolia area features a dramatic staircase, elegant fireplaces, and a variety of shops and restaurants.

         Special productions for conventions are often staged in the hotel or on the General Jackson showboat (described below). The Springhouse Golf Club enables the hotel to attract conventions with a preference for proximity to a championship golf course and makes the hotel more attractive to vacationers. The Springhouse Golf Club hosts an annual Senior PGA Tour event, the BellSouth Senior Classic at Opryland, which will be televised on CNBC in 2001.

         Opry Mills, a 1.2 million square foot entertainment and retail complex, opened in May 2000 on the site adjacent to the Opryland Hotel Nashville which previously had been occupied by the Opryland theme park. The Company believes this new dimension of shopping and entertainment will strengthen the hotel's position as an entertainment destination. See "Other Interests."

         The Opryland Hotel Nashville directs its convention marketing efforts primarily to major trade, industry, and professional associations and corporations. The Company believes that the primary factors in successfully marketing the Opryland Hotel Nashville to meeting planners have been (i) the reputation of the hotel's services and facilities; (ii) the hotel's ability to offer comprehensive convention services at a single facility; (iii) the quality and variety of entertainment and activities available at the hotel and in the Opryland complex generally; and (iv) the accessibility and central location of Nashville within the United States. As of February 28, 2001, convention bookings for the balance of 2001 and for 2002 were approximately 531,800 and 432,700 guest room nights, respectively, representing approximately 60% and 41%, respectively, of available guest room nights for such periods, and the hotel had advance convention bookings extending into the year 2020. The Opryland Hotel Nashville typically books conventions several years in advance. Historically the Opryland Hotel Nashville has experienced a small percentage of cancellations, but there can be no assurance that any such bookings may not be cancelled prior to the occupancy of the booked rooms.

         The Company also markets the Opryland Hotel Nashville as a destination through national and local advertising and a variety of promotional activities. As part of its marketing activities, the Company advertises promotional "packages" on TNN, CMT and through other media. Pursuant to the CBS Transitional Agreements, the Company continues to have access to promotional spots on TNN and CMT, consistent with past practices, allowing the Company to promote the Opryland Hotel Nashville and other properties on these cable networks until September 2002. In addition, as part of the divestiture of KTVT (described below), the Company will receive $1 million worth of advertising time on KTVT annually through 2009 to promote its businesses. Such promotions include "Springtime Getaway," the International Country Music Fan Fair Celebration in June of each year, and "A Country Christmas," which begins each year in November and runs through the end of the year. The Country Christmas program has contributed to the hotel's occupancy rate during the months of November and December, traditionally a slow period for the group/convention meeting industry.

         RADISSON HOTEL AT OPRYLAND. The Company owns and operates the Radisson Hotel at Opryland, a Radisson franchise hotel which is located across the street from the Opryland Hotel Nashville complex. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. The Company purchased the hotel in April 1998 for approximately $16 million. A major renovation of the guest rooms and meeting space was completed in 1999 at a cost of approximately $7 million. In March 2000, the Company entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel. The franchise agreement contains customary terms and conditions. Pursuant to the franchise agreement, the Company will make additional capital expenditures of approximately $2 million over two years.

         THE GENERAL JACKSON. The Company operates the General Jackson, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Opryland complex. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that the Company makes available to conventions held at the Opryland Hotel Nashville. It contributes to the Company's revenues from convention participants as well as local business. During the day it operates cruises, primarily serving tourists visiting the Opryland complex and the Nashville area.

         OPRYLAND HOTEL DEVELOPMENT. In February 1998, the Company announced plans to develop new convention hotels to expand the Opryland Hotel concept to other areas of the country. The Company's business strategy is to develop properties in selected locations across the U.S. to serve meetings and conventions in the same manner as the Opryland Hotel Nashville. The Company believes that these new convention hotels will enable the Company to capture additional convention business from groups that currently utilize the Opryland Hotel Nashville but must rotate their meetings to other locations due to their attendees' desires to visit different areas. The Company also anticipates that its new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at the Opryland Hotel Nashville once these groups have experienced an Opryland Hotel in other markets.

         Plans for the properties to be developed include the following components, which the Company believes are the foundation of its success with the Opryland Hotel Nashville: (i) state-of-the-art meeting facilities, including a high ratio of square footage of meeting and exhibit space per guest room; (ii) expansive atriums themed to capture geographical and cultural aspects of the region in which the property is located; and (iii) entertainment components and venues creating a guest experience not typically found in convention hotels.

         The Company researched various markets in the United States and determined that markets in the southern half of the country are most desirable to convention planners due to more favorable year-round weather conditions. Two markets, Orlando, Florida, and Dallas-Fort Worth, Texas, were chosen for the first two properties to be developed. The Company entered into a 75-year ground lease with a renewal option which would extend the term until March 2098, on a 65-acre site in Osceola County, Florida. Construction of the Opryland Hotel Florida began in June 1999. The Company expects to open Opryland Hotel Florida in February 2002. The Company has acquired and leased, in the aggregate, approximately 100 acres in Grapevine, Texas, near the Dallas/Fort Worth airport. Construction consisting of development and site work for the Opryland Hotel Texas began in June 2000. The Opryland Hotel Texas is currently projected to open in 2003. Plans for each of the properties include 1,406 guest rooms for the Opryland Hotel Florida and approximately 1,500 guest rooms for Opryland Hotel Texas, with each hotel planned to have approximately 380,000 square feet of convention space.

         Total net real estate, construction, and furnishings, fixtures and equipment costs for the two hotels are currently anticipated to be in the range of $830-860 million. As of December 31, 2000, the Company has incurred approximately $173.7 million of these costs for Opryland Hotel Florida and approximately $18.1 million for Opryland Hotel Texas. The Opryland Hotel Texas is currently in the design and development phase, and decisions pertaining to the final design of the hotel could impact its estimated cost. In addition, costs are being incurred and additional outlays will be required related to marketing and financing of the two hotels. The Company is currently evaluating various financing alternatives for these projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In January 2000, the Company announced plans to form a joint venture with The Peterson Companies to develop a 2,000-room convention hotel on the Potomac River in Prince George's County, Maryland (in the Washington, D.C. market). This project is subject to the availability of financing and approval of the Board of Directors, and the Company does not anticipate that construction would begin on it until after completion and opening of the Opryland Hotel Texas.

                         MUSIC, MEDIA AND ENTERTAINMENT

         Until December 2000, the music, media and entertainment group had operated as two separate groups: creative content and interactive media. The Company's creative content group consisted primarily of the Grand Ole Opry, the Ryman Auditorium, the Wildhorse Saloon, Acuff-Rose Music Publishing, Word Entertainment, and other related businesses. The Company's interactive media group consisted primarily of Gaylord Digital, three radio stations, MusicCountry (formerly known as CMT International), and Z Music. See Note 17 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income (loss), and identifiable assets attributable to the operations of the Company's music, media and entertainment group.

         THE GRAND OLE OPRY. The Grand Ole Opry, which celebrated its 75th anniversary in 2000, is the most widely known platform for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as frequent summer matinees. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its original home in the Ryman Auditorium in downtown Nashville.

         The show is broadcast live on the Company's WSM-AM radio station every Friday and Saturday night, and TNN telecasts a 30-minute live segment every Saturday night. The Opry broadcasts are streamed on the Internet via www.opry.com and www.wsmonline.com. Pursuant to the CBS Transitional Agreements, TNN (which is now called The National Network) will continue to televise this live segment of the Grand Ole Opry until at least September 2002. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world.

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

                          MEMBERS OF THE GRAND OLE OPRY

Bill Anderson-1961          Emmylou Harris-1992           Ray Pillow-1966
Ernie Ashworth-1964         Jan Howard-1971               Charley Pride*-1993
Clint Black-1991            Alan Jackson-1991             Jeanne Pruett-1973
Garth Brooks-1990           Stonewall Jackson-1956        Del Reeves-1966
Jim Ed Brown-1963           Jim & Jesse-1964              Riders In The Sky-1982
Bill Carlisle-1953          George Jones*-1969            Johnny Russell-1985
Roy Clark-1987              Hal Ketchum-1994              Jeannie Seely-1967
John Conlee-1981            Alison Krauss-1993            Ricky Van Shelton-1988
Wilma Lee Cooper-1957       Hank Locklin-1960             Jean Shepard-1955
Skeeter Davis-1959          Charlie Louvin-1955           Ricky Skaggs-1982
Diamond Rio-1998            Patty Loveless-1988           Connie Smith-1965
Little Jimmy Dickens*-1948  Loretta Lynn*-1962            Mike Snider-1990
Joe Diffie-1993             Barbara Mandrell-1972         Ralph Stanley-2000
Roy Drusky-1958             Martina McBride-1995          Marty Stuart-1992
Holly Dunn-1989             Mel McDaniel-1986             Pam Tillis-2000
Larry Gatlin & The          Reba McEntire-1986            Randy Travis-1986
  Gatlin Brothers-1976      Ronnie Milsap-1976            Travis Tritt-1992
Don Gibson-1958             Lorrie Morgan-1984            Porter Wagoner-1957
Vince Gill-1991             Jimmy C. Newman-1956          Billy Walker-1960
Billy Grammer-1959          The Osborne Brothers-1964     Charlie Walker-1967
Jack Greene-1967            Bashful Brother Oswald-1995   Steve Wariner-1996
Tom T. Hall-1971            Brad Paisley-2001             The Whites-1984
George Hamilton IV-1960     Dolly Parton*-1969            Teddy Wilburn-1953
                            Johnny PayCheck-1997          Trisha Yearwood-1999
                            Stu Phillips-1967

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

         RYMAN AUDITORIUM. The Ryman Auditorium, built in 1892, is listed on the National Register of Historic Places and seats approximately 2,100. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. Recent concert performers have included Faith Hill, Bob Dylan, Amy Grant, The Dave Matthews Band, Ricky Skaggs, Bruce Springsteen, Hanson and Gladys Knight. The Ryman consistently has received local awards as a venue for hearing live music. In January 2000, City Search editors listed the Ryman among the top five concert venues in the United States.

         Since its reopening, the Ryman Auditorium has featured musicals produced by the Company such as Always . . . Patsy Cline, Lost Highway--The Music & Legend of Hank Williams, and Bye Bye Love--The Everly Brothers Musical. In 2000, the Ryman Auditorium presented a five-show musical series highlighted by the Broadway touring production of Smokey Joe's Cafe and the return of Always
 . . . Patsy Cline. During 2001, the Ryman will produce a new bio-musical based on the life of country music legend Tammy Wynette.

         The Grand Ole Opry continued its 75th anniversary celebration into 2001 by returning to the Ryman Auditorium for two months of performances in January and February. The Ryman Auditorium is a popular sightseeing stop for tourists in Nashville.

         THE WILDHORSE SALOON. Since 1994, the Company has owned and operated the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The Wildhorse Saloon has featured performers such as Tim McGraw and the Dixie Chicks. The three story, 56,000 square-foot facility includes a dance floor of approximately 1,500 square feet, a restaurant and banquet facility which seats approximately 200, and a 15' x 22' television screen which features country music videos and sporting events. The club has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide.

         In May 1998, a second Wildhorse Saloon was opened at the Walt Disney World(R)Resort near Orlando, Florida, to expand the Wildhorse Saloon concept beyond Nashville. The Company acquired a 100% interest in the Wildhorse Saloon near Orlando in December 1998. In November 2000, the Company discontinued operation of the Wildhorse Saloon near Orlando under an agreement with Walt Disney World(R)Resort. As a result, the Company incurred a pre-tax loss of approximately $16 million. The Company has decided not to open additional Wildhorse Saloons.

         ACUFF-ROSE MUSIC PUBLISHING. Acuff-Rose Music Publishing is primarily engaged in the music publishing business and owns one of the world's largest, as well as Nashville's oldest, catalog of copyrighted country music songs. The Acuff-Rose catalog also includes popular music, with songs by legendary writers such as Hank Williams, Pee Wee King, Roy Orbison, and Don and Phil Everly. The Acuff-Rose catalog contains at least 70 songs that have been publicly performed over a million times. The roster of Acuff-Rose songs includes standards such as "Oh, Pretty Woman," "Blue Eyes Cryin' in the Rain," and "When Will I Be Loved." Acuff-Rose licenses the use of its songs in films, plays, print, commercials, videos, cable, television and toys. In addition to its U.S.-based business, through various subsidiaries and sub-publishers, Acuff-Rose collects royalties on licenses granted in a number of foreign countries.

         WORD ENTERTAINMENT. Word is one of the largest contemporary Christian music recording and distribution companies in the world, with proprietary labels and imprints featuring artists such as Amy Grant, Sixpence None the Richer, Point Of Grace, Jaci Velasquez, Shirley Caesar, and Rachael Lampa. Word produces and distributes a wide variety of contemporary Christian and inspirational music, including adult contemporary, pop, rock, gospel, praise and worship, rap, alternative, and other emerging genres, with an emphasis on positive and inspirational themes. Other significant Word operations include the creation of print music, congregational hymnals, and children's videos. Word's music publishing division includes a catalog of over 40,000 songs. Word also has entered into exclusive distribution agreements for the sale of music and video products owned by various third parties. Word's distribution activities are effected in the Christian bookstore market through its own dedicated sales force and in mainstream retail stores through Word's distribution arrangement with Epic Records.

         PANDORA. In July 1998, the Company acquired Pandora Investment S.A., a European-based film rights acquisition and distribution company. Pandora is a worldwide distributor of feature films and syndicated television programming and conducts most of its business outside of the United States. In October 2000, Pandora entered into a one-year renewable agreement with Warner Bros. for joint production and distribution of theatrical motion picture projects with budgets of $12 million or less. Pandora's operations were relocated from Paris, France to California at the end of 2000. In March 2001, the Company sold its interest in Pandora. See "Recent Developments."

         OKLAHOMA REDHAWKS. Since 1993, the Company has owned an interest in OKC Athletic Club Limited Partnership, a limited partnership that owns the Oklahoma Redhawks, a minor league baseball club located in Oklahoma City, and in certain concession rights for the club. In several transactions in 1999 and 2000, the Company acquired an additional 10% interest for $875,000, increasing its position to 75.2% of the interests in OKC Athletic Club Limited Partnership.

         CORPORATE MAGIC. In March 2000, the Company acquired Corporate Magic, Inc., a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace, for $9.0 million.

         GAYLORD FILMS. In August 2000, the Company announced the creation of a new business unit, Gaylord Films, for the development, production and distribution of major motion pictures. In October, 2000, the Company entered into a four-year agreement with Warner Bros. for the joint production and distribution of theatrical motion pictures, with $25 million allocated to an initial major motion picture. In March 2001, the Company sold its interest in Gaylord Films. See "Recent Developments."

         OTHER INTERESTS. The music, media and entertainment group has included an artist management company, 50% of a professional golfer management company, and a majority interest in a television production company focusing on specialty golf events. In March 2001, the Company sold its interests in three of these entities, Gaylord Production Company, Gaylord Sports Management Group, and Gaylord Event Television. See "Recent Developments."

         GAYLORD DIGITAL. In the third quarter of 1999, the Company established Gaylord Digital to initiate an Internet strategy that would focus on the Company's three primary customer groups: country music fans, Christian music fans, and people involved in the meetings and conventions industry. It was contemplated that Gaylord Digital's revenues would be primarily generated by e-commerce, advertising, and broadcasting.

         In the second half of 1999, the Company acquired an 84% equity interest in two online operations, Musicforce.com and Lightsource.com, for $23.4 million in cash. During the first quarter of 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for an additional $6.5 million in cash. Musicforce.com, an online e-commerce community which concentrated on contemporary Christian music, and Lightsource.com, the Christian content provider for web-based broadcasters, were to serve as the foundation for Gaylord Digital. The Company also acquired Songs.com, an e-commerce and community site dedicated to helping independent music artists connect with their fans, in December 1999.

         In connection with its Internet initiative, the Company also made minority investments in a number of companies, including Intertainer, Inc., a provider of home entertainment services on demand; Edgate.com, Inc., which operates Edgate.com, an educational portal and community focused on grades K-12; CountryCool.com, Inc., an Internet portal and original content provider for country music fans and industry insiders; and RockCity.com, a website presenting short film subjects.

         In early December 2000, the Company announced its intentions not to pursue its Internet strategy and to close, sell or transfer to other Company divisions the various components of Gaylord Digital. In connection with this decision, the Company eliminated the positions of approximately 85 Gaylord Digital employees and, in late December, sold Musicforce.com. In February 2001, the Company also sold Lightsource.com, the other primary component of Gaylord Digital. As a result of the termination of the Gaylord Digital operations and sale of its primary components, the Company incurred pre-tax charges of approximately $59 million, including the write-down of the value of most of the minority investments. See Notes 4 and 5 to the Company's Consolidated Financial Statements for a description of the impairment and restructuring charges related to Gaylord Digital.

         KTVT. In October 1999, CBS Corporation acquired the Company's television station KTVT, in Dallas-Fort Worth, Texas. KTVT was purchased by the Company in 1963 and operated as an independent station until becoming a CBS affiliate in July 1995. In consideration for the sale of KTVT, the Company received shares of CBS Series B convertible preferred stock with a value of $485 million, $4.2 million in cash, and other consideration. The Company will also receive $1 million worth of advertising time on the station annually through 2009. As a result of the merger of CBS Corporation and Viacom, Inc. in May 2000, the Company ultimately received 11,003,000 shares of Viacom, Inc. non-voting Class B Common Stock, most of which it has monetized in a seven-year forward exchange contract. See "Other Interests."

         WSM-AM AND WSM-FM. WSM-AM and WSM-FM commenced broadcasting in 1925 and 1967, respectively. The involvement of the Company's predecessors with country music dates back to the creation of the Grand Ole Opry, which has been broadcast live on WSM-AM since 1925.

         WSM-AM and WSM-FM are each broadcast from the Opryland complex and have country music formats. WSM-AM went on the air in 1925 and is one of the nation's 25 "clear channel" stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station's signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada. The Company also has radio broadcast studios in the Opryland Hotel Nashville, the Wildhorse Saloon, the Ryman Auditorium and in Opry Mills in Nashville.

         WWTN-FM. In 1995, the Company acquired the assets of radio station WWTN-FM, which operates out of Nashville, Tennessee. WWTN-FM has a news/talk/sports format and is the flagship station of the Nashville Predators, a National Hockey League club in which the Company owns a minority interest.

         MUSICCOUNTRY (FORMERLY KNOWN AS CMT INTERNATIONAL). In October 1992, the Company launched CMT International in Europe. CMT International expanded its reach to include portions of Asia and the Pacific Rim, including Australia and New Zealand, with the launch of a second cable network in 1994. In 1995, CMT International launched its third cable network in Latin America. In February 1998, the Company announced its plans to expand the operations of CMT International in Asia and the Pacific Rim and Latin America and to cease operations in Europe. The Company ceased its CMT Europe satellite feed on March 31, 1998.

         In September 1999, the Company acquired a 15% minority interest in the operations of two Argentine cable networks, Solo Tango and TV Argentina. In May 2000, the Company increased its ownership interest in the two networks to 50% for approximately $5.4 million in cash. Pursuant to the terms of a program license agreement, CMT International provided a block of CMT-branded programming for airing on the TV Argentina cable network.

         In 2000, the Company made the decision to rebrand its CMT International networks as MusicCountry. The global branding strategy for the channel involves a programming mix, including videos, documentaries, and shows hosted by local VJs, with a broad range of musical styles that includes rock, rhythm & blues, country, pop and contemporary music from regional artists that appeal to a target audience of 25-54 year-olds. CMT Asia-Pacific Rim was rebranded as Music Country on November 1, 2000. TV Argentina was rebranded as MusicCountry Latin America on December 1, 2000 followed by the rebranding of CMT in Brazil to MusicCountry on February 1, 2001.

         As of December 31, 2000, CMT International and MusicCountry reached approximately 8.1 million subscribers on a full-time basis, consisting primarily of approximately 1.5 million subscribers in Australia and the Pacific Rim, approximately 1.7 million subscribers in Brazil and approximately 4.9 million subscribers in Argentina. In addition, MusicCountry has approximately 0.4 million part-time subscribers in Japan.

         In March 2000, the Company became a partner with MegaCable, Mexico's second-largest cable television operator, in the operations of Video Rola, a 24-hour video channel featuring regional Mexican music. In 2000, the Company was responsible for the distribution, sales, and marketing of Video Rola in the United States. In January 2001, the Company converted a note into equity to increase its ownership in Video Rola to 40% and transferred the U.S. representation rights for the channel back to the partnership.

         Z MUSIC. In 1994, the Company agreed to manage Z Music, Inc. in exchange for an option to purchase 95% of Z Music's outstanding capital stock.
Z Music operated a cable network featuring contemporary Christian music videos, music news and artist interviews. The Company funded Z Music's operations with advances under a note receivable. During the fourth quarter of 1998, the Company foreclosed on and acquired the assets of Z Music which secured the note receivable. On June 30, 2000, the Company closed the operations of Z Music.

                                 OTHER INTERESTS

         The Company's other interests consist primarily of the Company's investments in Opry Mills, Bass Pro Shops, the Nashville Predators and Viacom stock. See Note 17 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's corporate and other operations.

         OPRY MILLS. From 1972 until the end of 1997, the Company operated the Opryland theme park, a musical show park located within the Opryland complex. The Company closed the Opryland theme park to develop Opry Mills, an entertainment/retail complex, in partnership with The Mills Corporation. The Company owns a one-third interest in the partnership.

         Opry Mills is an entertainment and retail complex with 1.2 million square feet of leasable space. Opened in May 2000, Opry Mills includes more than 200 stores, restaurants and entertainment venues. Opry Mills features entertainment in an environment which includes theme restaurants, multiplex theaters, live entertainment, manufacturer's outlets, off-price retailers and category-dominant retailers. The Company believes that Opry Mills will enhance the Opryland properties, particularly the Opryland Hotel Nashville, the Grand Ole Opry, and the General Jackson, as it provides shopping, entertainment, and dining experiences for visitors to the Company's existing properties on a year-round basis. The Company estimates that approximately 8.4 million people visited Opry Mills in the 7-1/2 months it was open during 2000.

         BASS PRO SHOPS. In 1993, the Company purchased a minority interest in Bass Pro, L.P. As part of a reorganization of Bass Pro in December 1999, the Company contributed its limited partnership interest to a newly formed Delaware corporation, Bass Pro, Inc. for a 19% interest. Bass Pro, Inc. owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations. The Company's properties are featured in the Bass Pro Shops catalogs.

         NASHVILLE PREDATORS. The Company owns a 19.9% interest in the Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, an expansion franchise of the National Hockey League which began its third season in the fall of 2000.

         In August 1999, the Company entered into a Naming Rights Agreement with the limited partnership whereby the Company purchased the right to name the Nashville Arena as the "Gaylord Entertainment Center" and to place certain advertising within the arena. Under the agreement, which has a 20-year term, the Company is required to make annual payments, beginning at $2,050,000 in the first year and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year.

         MONETIZATION OF VIACOM STOCK. During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to approximately 10.9 million shares of the Company's Viacom, Inc. Class B non-voting common stock ("Viacom Stock").

         The seven-year secured forward exchange contract has a face amount of $613.1 million and required contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506.3 million, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106.7 million. During October 2000, the Company prepaid the remaining contract payments related to the final 3.75 years of the contract for $83.2 million. As a result of the prepayment of the remaining contract payments, the Company was released from the covenants in the secured forward exchange contract which limited the Company's right to sales of assets, to incur additional indebtedness and to grant liens. The Company utilized $394.1 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility. As a result of the secured forward exchange contract, the revolving credit facility was terminated.

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

                               RECENT DEVELOPMENTS

         During the first quarter of 2001, there have been a number of significant developments which are necessary to consider the current condition and prospects of the Company.

         SALE OF FIVE BUSINESSES TO OPUBCO. On March 9, 2001, the Company sold its stock and equity interests in five of its businesses to The Oklahoma Publishing Company ("OPUBCO") for a purchase price of $22 million in cash and the assumption of approximately $20 million in debt. The businesses sold were Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group, and Gaylord Event Television. OPUBCO owns 6.3% of the Company's common stock. Four of the Company's directors, who are the beneficial owners of an additional 27.8% of the Company's common stock, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. The transaction was reviewed and approved by a special committee of the independent directors of the Company. The Company received an appraisal from a firm that specializes in valuations related to films, entertainment and service businesses as well as a fairness opinion from an investment bank.

         FINANCING ACTIVITIES. On March 27, 2001, the Company, through special purpose entities, entered into two new loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "2001 Loans"). The Senior Loan is secured by a first mortgage lien on the Opryland Hotel Nashville. The Mezzanine Loan is secured by the equity interest in the owner of the Opryland Hotel Nashville. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a description of the 2001 Loans.

                                    EMPLOYEES

         As of December 31, 2000, the Company had approximately 3,633 full-time ("FT") and 1,116 part-time and temporary ("PT") employees. Of these, approximately 2,745 FT and 703 PT were employed in hospitality and attractions; approximately 711 FT and 402 PT were employed in music, media and entertainment; and approximately 177 FT and 11 PT were employed in corporate and other. The Company believes its relations with its employees are good.

                                   COMPETITION

         HOSPITALITY AND ATTRACTIONS. The Company's hospitality and attractions businesses compete with all other forms of entertainment, lodging, and recreational activities. In addition to the competitive factors outlined below for each of the Company's businesses within the hospitality and attractions group, its success is dependent upon certain factors beyond the Company's control including economic conditions, the amount of available leisure time, transportation costs, public taste, and weather conditions.

         The Opryland Hotel Nashville competes with, and the Company's new hotels will compete with, other hotels throughout the United States and abroad, particularly the approximately 125 convention hotels located outside of Las Vegas, Nevada that have more than 800 rooms each, as well as the Las Vegas hotel/casinos. Many of these hotels are operated by companies with greater financial, marketing, and human resources than the Company. The Company believes that competition among convention hotels is based on, among other things, factors which include: (i) the hotel's reputation, (ii) the quality of the hotel's facility, (iii) the quality and scope of a hotel's meeting and convention facilities and services, (iv) the desirability of a hotel's location,
(v) travel distance to a hotel for meeting attendees, (vi) a hotel facility's accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. The Company's hotels also compete against civic convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for the Opryland Hotel Nashville, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).

         The hotel business is management and marketing intensive. The Opryland Hotel Nashville competes with, and the Company's new hotels will compete with, other hotels throughout the United States for high quality management and marketing personnel. There can be no assurance that the Company's hotels will be able to attract and retain employees with the requisite managerial and marketing skills. The Opryland Hotel Nashville also competes with other employers for non-managerial employees in the Middle Tennessee labor market, which has had a low level of unemployment for several years. The low unemployment rate makes it difficult to attract qualified non-managerial employees and has been a substantial factor in the high turnover rate among those employees.

         MUSIC, MEDIA AND ENTERTAINMENT. The Company's various creative content businesses compete with all other entertainment businesses. Success in the entertainment industry is dependent on taste and fashion, which may fluctuate from time to time. Word competes with numerous other companies that produce and distribute Christian and inspirational music. In addition, Word and Acuff-Rose compete with other record and music publishing companies, both Christian and secular, to sign artists and songwriters. The Company's ability to sign and re-sign popular recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, management teams, and the royalty and advance arrangements offered.

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

         MusicCountry competes for viewer acceptance with all forms of video entertainment, including other basic cable services, premium cable services, commercial television networks, independent television stations, and products distributed for the home video markets, in addition to the motion picture industry and other communications, media, and entertainment services. MusicCountry competes with internationally distributed cable networks and local broadcast television stations for available channel space on cable television systems, with other cable networks for subscriber fees from cable systems operators, and with all forms of advertiser-supported media for advertising revenues. The Company also competes to obtain creative talents, properties, and market share, which are essential to the success of its cable networks business.

         The principal competitive factors in obtaining viewer acceptance, on which cable subscriber fees and advertiser support ultimately depend, are the appeal of the networks' programming focus and the quality of their programming. Viewers' tastes in music and television, which impact the acceptance of the Company's programming, may also change from time to time. Music videos constitute substantially all of MusicCountry's programming. These videos are currently provided to the Company for promotional purposes by record companies and may also be distributed to other programming services as well as to other media.

         Until October 2001, pursuant to the CBS Transitional Agreements, the Company is prohibited from owning or operating a cable network featuring country music videos or a significant amount of musical, sports, variety, or other entertainment features or series, the theme of which is perceived by the viewing public as "country entertainment." The Company is also generally prohibited, until October 2001, from providing, or making available for viewing, "country entertainment" programming on a cable network or an over-the-air broadcast television station. Notwithstanding the foregoing, the Company can own and operate MusicCountry in any area outside of the United States and Canada, provided that MusicCountry's programming, other than country music videos, will not primarily consist of programming featuring or related to "country entertainment."

                           REGULATION AND LEGISLATION

         HOSPITALITY AND ATTRACTIONS. The Opryland Hotel Nashville is, and the Company's new hotels will be, subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The Company believes that it is in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of the operations of the Company's hospitality and attractions segment.

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

         Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past usually have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is not aware of any reason why its radio station licenses should not be renewed.

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

         MusicCountry's programming and uplink services are handled in the United States. Although the operations of the Company's cable networks are not directly subject to regulation, any future legislation or regulatory actions that increase rate regulation or effect structural changes on the Company's cable networks could require cable networks to lower charges for their programming.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2000. All officers serve at the discretion of the Board of Directors.


Name                                 Age     Position
- ----                                 ---     --------
E. K. Gaylord II .....................43     Chairman of the Board
Dennis J. Sullivan, Jr................69     President and Chief Executive Officer
Roderick F. Connor, Jr................48     Senior Vice President and Chief Administrative Officer
David B. Jones........................57     Executive Vice President; President, Hospitality and Attractions Group
Carl W. Kornmeyer.....................48     Executive Vice President; President, Music, Media and Entertainment Group
W. Brian Payne........................30     Executive Vice President
Denise Wilder Warren..................39     Senior Vice President and Chief Financial Officer

         The following is additional information with respect to the above-named executive officers and directors.

         Mr. E.K. Gaylord II has served as Chairman of the Board of the Company since May 1999 and, from late July until September 2000, he also served as interim President and Chief Executive Officer. He served as Vice Chairman of the Board from May 1996 until May 1999, and he has been a director of the Company since 1977. Mr. Gaylord has been the president of OPUBCO since June 1994 and is a director of OPUBCO. He also owns and operates the Lazy E Ranch in Guthrie, Oklahoma, and is a director of the National Cowboy Hall of Fame & Western Heritage Center. Mr. Gaylord is the son of Mr. Edward L. Gaylord and the brother of Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

         Mr. Sullivan has served as President and Chief Executive Officer of the Company, on an interim basis, since September 2000. Mr. Sullivan has continued to serve after the expiration of an employment agreement with a term of six months upon the same terms as in the agreement. From 1993 until September 2000, Mr. Sullivan engaged in a business consulting practice as an executive counselor with Dan Pinger Public Relations. Mr. Sullivan serves as a director of Fifth Third Bancorp and Anthem Inc., a health insurance company. Mr. Sullivan is the father of Mary Agnes Wilderotter, who is a director of the Company.

         Mr. Connor has served as the Senior Vice President and Chief Administrative Officer of the Company since December 1997. From February 1995 to December 1997, Mr. Connor was the Vice President and Corporate Controller of the Company. Prior to February 1995, Mr. Connor was the Corporate Controller of the Company.

         Mr. Jones, an Executive Vice President of the Company, has been the President of the Opryland Hospitality Group since May 1999. He served as President of the Opryland Lodging Group from May 1998 until May 1999. From 1993 until May 1998, Mr. Jones served as president and chief operating officer of John Q. Hammons Hotels, Inc., where he oversaw the development and opening of sixteen new properties.

         Mr. Payne was an Executive Vice President of the Company and served as President of the interactive media group from its inception in November 1999 until December 2000. From June 1999 until November 1999, he was Vice President of the Company's Internet operations. Mr. Payne was a financial analyst for the Company from October 1996 until June 1999. Mr. Payne served as an intern at the Company from May 1995 until October 1996. Mr. Payne resigned from the Company on February 28, 2001.

         Mr. Kornmeyer, an Executive Vice President of the Company, has been President of the Music, Media and Entertainment Group since December 2000. Prior to that he had been Senior Vice President of Corporate Development since November 1999 and Acting Chief Financial Officer from December 1999 until April 2000. He served as President of the Company's broadcasting, cable networks and Internet operations from October 1997 until November 1999. He served as Senior Vice President of Broadcast and Business Affairs of the Company's broadcasting and cable networks operations from March 1996 until October 1997, and as Vice President of Business Affairs of the Company's broadcasting and cable networks operations from March 1994 until February 1996.

         Ms. Warren has served as Senior Vice President and Chief Financial Officer of the Company since April 2000. From 1996 until April 2000, Ms. Warren was employed by Merrill Lynch & Company, a securities and investment banking firm. At the time of her departure from Merrill Lynch, Ms. Warren was director-senior industry analyst, providing equity research coverage of the lodging, gaming and timeshare industries. The Company was among the businesses covered by Ms. Warren.

ITEM 2.  PROPERTIES

         The Company owns its executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company believes that its present facilities for each of its business segments as described below are generally well maintained.

                           HOSPITALITY AND ATTRACTIONS

         The Company owns the land and improvements that comprise the Opryland complex in Nashville, Tennessee. The Opryland complex includes the site of the Opryland Hotel Nashville (approximately 172 acres), the site of the Opry Mills retail complex, which is located on a portion of the approximately 200-acre site that was formerly the Opryland theme park, the General Jackson showboat's docking facility, the production and administration facilities that are currently being leased to CBS for TNN and CMT, the Opry House, and WSM Radio's offices and studios. In connection with the 2001 Loans, a first mortgage lien was granted on the Opryland Hotel Nashville, including the approximately 172 acre site on which it stands.

         The Company has entered into 99-year lease agreements with The Mills Corporation for approximately 124 acres of the Opryland complex in exchange for, among other consideration, a one-third interest in the partnership formed for the development of Opry Mills.

         The Company owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, and the 6.7-acre site of the Radisson Hotel at Opryland, both located near the Opryland complex.

         The Company has executed a 75-year lease with a 24-year renewal option on a 65-acre site in Osceola County, Florida, on which the Opryland Hotel Florida is being constructed.

         The Company has acquired, through ownership (approximately 75 acres) or ground lease (approximately 25 acres), approximately 100 acres in Grapevine, Texas, for the location of the Opryland Hotel Texas.

                         MUSIC, MEDIA AND ENTERTAINMENT

         The Company owns the Acuff-Rose Music Publishing building (and adjacent real estate) located on "Music Row" near downtown Nashville and an office building of approximately 40,000 square feet, also located on Music Row, for use by Word Entertainment as executive and administrative office space. Word leases approximately 36,000 additional square feet on various floors of a Nashville office building, which is used primarily for sales and administrative offices. Leases for these office properties expire on various dates ranging from August 2001 to November 2003. Word also leases sales offices and warehouse space in Delta, Canada and Milton Keynes, England. The Company and Word also guarantee the lease of warehouse space in Smyrna, Tennessee, for use in connection with warehousing and distribution, and the Company owns and uses a 100,000 square foot warehouse in Old Hickory, Tennessee.

         In downtown Nashville, the Company owns the Ryman Auditorium, the Wildhorse Saloon dance hall and production facility, and an office building. The office building, which has approximately 38,800 square feet, was acquired by the Company in September 1999 to serve as administrative and executive office space for Gaylord Digital. The Company currently is considering alternatives that might be available to it with respect to ownership of this building.

         The Company owns the offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. Pursuant to the CBS Transitional Agreements, these facilities are leased to CBS through September 30, 2002. Master control and satellite uplink operations for MusicCountry are also located in the facilities being leased to CBS. The services for the satellite uplink operations are being provided by CBS to the Company pursuant to the CBS Transitional Agreements. MusicCountry has offices in the Company's executive office building and currently leases its transponders. MusicCountry also leases office space in Sydney, Australia, and Miami, Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      MARKET INFORMATION

         The Company's common stock is listed on the New York Stock Exchange under the symbol GET. The following table sets forth the high and low sales prices for the Company's common stock as reported by the NYSE:

                  1999                        HIGH                  LOW
                  ----                        ----                  ---

                  First Quarter              $31.13               $24.25
                  Second Quarter              33.00                23.38
                  Third Quarter               31.44                28.31
                  Fourth Quarter              33.06                28.25

                  2000                        HIGH                  LOW
                  ----                        ----                  ---

                  First Quarter              $30.44               $24.50
                  Second Quarter              27.38                20.25
                  Third Quarter               28.00                19.50
                  Fourth Quarter              25.50                19.31


         (B)      HOLDERS

         The approximate number of record holders of the Company's common stock on March 12, 2001, was 2,598.

         (C)      CASH DIVIDENDS

         During 1999, the Company distributed a quarterly cash dividend of $0.20 per share of the Company's common stock. At its quarterly meeting in February 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. Accordingly, no dividends were paid during 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is incorporated by reference to the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, and is included in Exhibit 13.1 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, and is included in Exhibit
13.1 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated by reference to the information under the caption "Market Risk" within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, and is included in Exhibit 13.1 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated by reference to the information on pages F-21 through F-48 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, and is included in Exhibit
13.1 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about our Directors is incorporated by reference to the discussion under the heading "Item 2 - Election of Three Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

         Information required by Item 405 of Regulation S-K is incorporated by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

         Certain other information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the discussion under the heading "Beneficial Ownership" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         14(A)(1)  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report, with reference to the applicable pages of Exhibit 13.1 to this Form 10-K:

                                                                        Exhibit 13.1
                                                                            Page
                                                                            ----

         Consolidated Statements of Operations for the Years Ended
              December 31, 2000, 1999 and 1998 ............................  17

         Consolidated Balance Sheets as of December 31, 2000 and 1999 .....  18

         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000, 1999 and 1998.............................  19

         Consolidated Statements of Stockholders' Equity for the Years
              Ended December 31, 2000, 1999 and 1998.......................  20

         Notes to Consolidated Financial Statements........................  21

 14(A)(2)  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Form 10-K:


         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 2000..............................................  S-2

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 1999..............................................  S-3

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 1998..............................................  S-4


         All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         14(A)(3)  EXHIBITS

         See Index to Exhibits, pages 23 through 26.

         14(B)  REPORTS ON FORM 8-K

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 19, 2000 reporting Regulation FD disclosure under Item 9.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GAYLORD ENTERTAINMENT COMPANY



                                    By:          /s/ E. K. Gaylord II
                                        ----------------------------------------
                                                    E. K. Gaylord II
March 30, 2001                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 SIGNATURE                                TITLE                                   DATE
 ---------                                -----                                   ----

     /s/ E. K. Gaylord II        Chairman of the Board                       March 30, 2001
- --------------------------------
       E. K. Gaylord II


   /s/ Martin C. Dickinson       Director                                    March 30, 2001
- --------------------------------
      Martin C. Dickinson

  /s/ Christine Gaylord Everest  Director                                    March 30, 2001
- --------------------------------
   Christine Gaylord Everest

     /s/ Edward L. Gaylord       Chairman Emeritus                           March 30, 2001
- --------------------------------
       Edward L. Gaylord

     /s/ Craig L. Leipold        Director                                    March 30, 2001
- --------------------------------
       Craig L. Leipold

      /s/ Joe M. Rodgers         Director                                    March 30, 2001
- --------------------------------
        Joe M. Rodgers

  /s/ Mary Agnes Wilderotter     Director                                    March 30, 2001
- --------------------------------
      Mary Agnes Wilderotter

      /s/ Howard Wood            Director                                    March 30, 2001
- --------------------------------
          Howard Wood

  /s/ Dennis J. Sullivan, Jr.    President and Chief Executive Officer       March 30, 2001
- --------------------------------
    Dennis J. Sullivan, Jr.


   /s/ Denise Wilder Warren      Senior Vice President and Chief             March 30, 2001
- -------------------------------- Financial Officer (Principal Financial
     Denise Wilder Warren        and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
- ------                             -----------

2.1+     Asset Purchase Agreement, dated as of November 21, 1996 by and among
         Thomas Nelson, Inc., Word, Incorporated and Word Direct Partners, L.P.
         as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc.).

2.2+     Amendment No. 1 to the Asset Purchase Agreement dated as of January 6,
         1997, by and among Thomas Nelson, Inc., Word Incorporated and Word
         Direct Partners, L.P. as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated
         January 6, 1997, of Thomas Nelson, Inc.).

2.3+     Asset Purchase Agreement, dated as of January 6, 1997, by and between
         Nelson Word Limited and Word Entertainment Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated
         January 6, 1997, of Thomas Nelson, Inc.).

2.4+ Subsidiary Asset Purchase Agreement executed on January 6, 1997 and dated as of November 21, 1996 between Word Communications, Ltd. and
         Word Entertainment (Canada), Inc. (incorporated by reference to Exhibit
         2.4 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas
         Nelson, Inc.).

2.5+     Agreement and Plan of Merger dated February 9, 1997 by and among
         Westinghouse Electric Corporation ("Westinghouse"), G Acquisition Corp.
         and Old Gaylord (incorporated by reference to Exhibit 2.1 to Old
         Gaylord's Current Report on Form 8-K dated February 9, 1997).

2.6+ Agreement and Plan of Merger, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications,
         Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media,
         Inc. (incorporated by reference to Exhibit 2 to the Registrant's
         Current Report on Form 8-K dated April 19, 1999).

2.7+ First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Registrant, Gaylord Television
         Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas
         Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to
         Exhibit 2.3 to the Registration Statement on Form S-3 of CBS
         Corporation, as filed with the Securities and Exchange Commission on October 12, 1999).

2.8+* Securities Purchase Agreement, dated as of March 9, 2001, by and among the Registrant, Gaylord Creative Group, Inc., PaperBoy Productions,
         Inc., and Gaylord Sports, Inc.

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form
         8-K dated October 7, 1997).

3.2      Restated Bylaws of the Registrant (incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form 10, as amended
         (File No. 1-13079)).

3.3 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10, as amended (File No. 1-13079)).

10.1 Tax Disaffiliation Agreement by and among Old Gaylord, the Registrant and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated
         October 7, 1997).

10.2     Agreement and Plan of Distribution, dated September 30, 1997, between
         Old Gaylord and the Registrant (incorporated by reference to Exhibit
         10.1 to the Registrant's Current Report on Form 8-K dated October 7,
         1997).

10.3     Opry Mills Limited Partnership Agreement, executed as of March 31,
         1998, by and among Opry Mills, L.L.C., The Mills Limited Partnership, and Opryland Attractions, Inc. (incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.4 Tax Matters Agreement, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc.
         and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

10.5     Amended and Restated Tax Matters Agreement, dated as of October 8,
         1999, by and among the Registrant, Gaylord Television Company, Gaylord
         Communications, Inc. and CBS Corporation (incorporated by reference to
         Exhibit 2.4 to the Registration Statement on Form S-3 of CBS
         Corporation, as filed with the Securities and Exchange Commission on October 12, 1999).

10.6     First Amendment to Post-Closing Covenants Agreement and Non-Competition
         Agreements, dated as of April 9, 1999, by and among the Registrant, CBS
         Corporation, Edward L. Gaylord and E. K. Gaylord II (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form
         8-K dated April 19, 1999).

10.7 Opryland Hotel - Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.C., and Opryland Hotel
         - Florida Limited Partnership (incorporated by reference to Exhibit
         10.11 to Gaylord's Annual Report on Form 10-K for the year ended
         December 31, 1999).

10.8*    Guaranteed Maximum Price (GMP) Construction Agreement dated as of
         November 8, 1999, by and among Opryland Hotel - Florida, L.P. Opryland
         Hospitality Group, and Perini/Suitt.

10.9*    First Amendment to Guaranteed Maximum Price (GMP) Construction
         Agreement dated as of September 5, 2000 by and among Opryland Hotel -
         Florida, L.P., Opryland Hospitality Group d/b/a OLH, G.P., and
         Perini/Suitt.

10.10    Naming Rights Agreement dated as of November 24, 1999, by and between
         Registrant and Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 10.24 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11    SAILS Mandatorily Exchangeable Securities Contract dated as of May 22,
         2000, among the Registrant, OLH G.P., Credit Suisse First Boston
         International, and Credit Suisse First Boston Corporation, as agent
         (incorporated by reference to Exhibit 10.1 to the registrant's Current
         Report on Form 8-K dated May 23, 2000).

10.12    SAILS Pledge Agreement dated as of May 22, 2000, among the Registrant,
         Credit Suisse First Boston International, and Credit Suisse First
         Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated May 23, 2000).

10.13*   Amended and Restated Loan and Security Agreement dated as of March 27,
         2001 by and between Opryland Hotel Nashville, LLC, and Merrill Lynch
         Mortgage Lending, Inc.

10.14*   Mezzanine Loan Agreement dated as of March 27, 2001, by and between
         Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC.


                        EXECUTIVE COMPENSATION PLANS AND
                              MANAGEMENT CONTRACTS

10.15*   Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive
         Plan.

10.16    The Opryland USA Inc. Supplemental Deferred Compensation Plan
         (incorporated by reference to Exhibit 10.11 to Old Gaylord's
         Registration Statement on Form S-1 (Registration No. 33-42329)).

10.17    Gaylord Entertainment Company Supplemental Executive Retirement Plan
         (incorporated by reference to Exhibit 10.31 to Old Gaylord's Annual
         Report on Form 10-K for the year ended December 31, 1994).

10.18    Amended and Restated Gaylord Entertainment Company Directors' Unfunded
         Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
         1999).

10.19*   Gaylord Entertainment Company Retirement Benefit Restoration Plan

10.20 Form of Severance Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old
         Gaylord's Annual Report on Form 10-K for the year ended December 31,
         1996).

10.21    Severance Agreement, dated February 1999 between the Registrant and
         David B. Jones (incorporated by reference to Exhibit 10.22 to Gaylord's
         Annual Report on Form 10-K for the year ended December 31, 1999).

10.22    Executive Employment Agreement of James "Tim" DuBois dated February 15,
         2000, with the Registrant (incorporated by reference to Exhibit 10.23 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
         1999).

10.23*   Letter agreement dated August 10, 2000 between the Registrant and Terry
         E. London.

10.24* Employment Agreement dated September 14, 2000 between the Registrant and Dennis J. Sullivan, Jr.

10.25*   Letter agreement dated September 15, 2000 between the Registrant and
         James "Tim" DuBois.

10.26*   Letter Agreement dated February 14, 2001 between the Registrant and
         Carl W. Kornmeyer.

10.27*   Severance Agreement dated February 15, 2001 between the Registrant and
         Denise W. Warren.

13.1* Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

21*      Subsidiaries of Gaylord Entertainment Company.

23*      Consent of Independent Public Accountants.

- ----------

+ As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

*        Filed herewith.

To Gaylord Entertainment Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 included in this Annual Report on Form 10-K and have issued our report thereon dated February 22, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in response to Item 14(a)(2) of this Annual Report on Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 22, 2001

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                                Additions charged to
                                Balance at    ------------------------                Balance at
                                beginning     Costs and       Other                      end of
                                of period     expenses       accounts     Deductions     period
                                ---------     ---------      ---------       -----       -------
1999 restructuring charges       $  499            (233)            --         266       $    --
2000 restructuring charges           --          16,426             --       3,317        13,109
                                 ------       ---------      ---------       -----       -------
     Total                       $  499          16,193             --       3,583       $13,109
                                 ======       =========      =========       =====       =======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                                Additions charged to
                                Balance at    ------------------------                Balance at
                                beginning     Costs and       Other                      end of
                                of period     expenses       accounts     Deductions     period
                                ---------     ---------      ---------       -----       -------
1997 restructuring charges       $2,294              --             --       2,294       $    --
1999 restructuring charges           --           3,102             --       2,603           499
                                 ------       ---------      ---------       -----       -------
     Total                       $2,294           3,102             --       4,897       $   499
                                 ======       =========      =========       =====       =======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                Additions charged to
                                Balance at    ------------------------                Balance at
                                beginning     Costs and       Other                      end of
                                of period     expenses       accounts     Deductions     period
                                ---------     ---------      ---------       -----       -------
1997 restructuring charges       $6,073              --             --       3,779       $ 2,294
                                 ======       =========      =========       =====       =======