Form 10-Q
period 2001-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2001-05-15
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   73-0664379
----------------------------------------          -----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            One Gaylord Drive
          Nashville, Tennessee                                37214
----------------------------------------          -----------------------------
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

Yes  [X]    No [ ]



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                         Outstanding as of April 30, 2001
            -----                         --------------------------------
Common Stock, $.01 par value                      33,526,438 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended March 31, 2001 and 2000           3

                  Condensed Consolidated Balance Sheets -
                       March 31, 2001 and December 31, 2000                         4

                  Condensed Consolidated Statements of Cash Flows -
                       For the Three Months Ended March 31, 2001 and 2000           5

                  Notes to Condensed Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                         10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15


Part II - Other Information

         Item 1.  Legal Proceedings                                                16

         Item 2.  Changes in Securities and Use of Proceeds                        16

         Item 3.  Defaults Upon Senior Securities                                  16

         Item 4.  Submission of Matters to a Vote of Security Holders              16

         Item 5.  Other Information                                                16

         Item 6.  Exhibits and Reports on Form 8-K                                 16

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       2001        2000
                                                                     ---------   ---------
Revenues                                                             $ 115,297   $ 111,451

Operating expenses:
    Operating costs                                                     80,378      81,490
    Selling, general and administrative                                 30,454      33,528
    Preopening costs                                                     1,895       1,445
    Depreciation and amortization                                       12,655      13,509
                                                                     ---------   ---------
      Operating loss                                                   (10,085)    (18,521)

Interest expense, net of amounts capitalized                            (9,204)     (5,618)
Interest income                                                          1,097         498
Unrealized loss on Viacom stock                                         (1,198)         --
Unrealized gain on derivatives                                          38,939          --
Other gains and losses                                                  (1,319)        677
                                                                     ---------   ---------
      Income (loss) before income taxes and cumulative effect of
            accounting change                                           18,230     (22,964)

Provision (benefit) for income taxes                                     6,015      (7,923)
                                                                     ---------   ---------
      Income (loss) before cumulative effect of accounting change       12,215     (15,041)

Cumulative effect of accounting change, net of taxes                    11,909          --
                                                                     ---------   ---------
      Net income (loss)                                              $  24,124   $ (15,041)
                                                                     =========   =========
Income (loss) per share:
      Income (loss) before accounting change                         $    0.36   $   (0.45)
      Cumulative effect of accounting change, net of taxes                0.36          --
                                                                     ---------   ---------
      Net income (loss)                                              $    0.72   $   (0.45)
                                                                     =========   =========

Income (loss) per share - assuming dilution:
      Income (loss) before accounting change                         $    0.36   $   (0.45)
      Cumulative effect of accounting change, net of taxes                0.36          --
                                                                     ---------   ---------
      Net income (loss)                                              $    0.72   $   (0.45)
                                                                     =========   =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             MARCH 31,  DECEMBER 31,
                                                                               2001          2000
                                                                           -----------   -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents - unrestricted                               $   155,817   $    35,852
    Cash and cash equivalents - restricted                                      26,615        12,667
    Trade receivables, less allowance of $6,636 and $8,452, respectively        66,687        66,869
    Inventories                                                                 15,741        16,893
    Deferred financing costs                                                    26,865        29,674
    Other current assets                                                        47,177        53,698
                                                                           -----------   -----------
        Total current assets                                                   338,902       215,653
                                                                           -----------   -----------

Property and equipment, net of accumulated depreciation                        824,276       778,960
Intangible assets, net of accumulated amortization                              81,036       103,792
Investments                                                                    576,955       606,006
Long-term notes receivable, net                                                 19,609        19,284
Fair value of derivative assets                                                179,550            --
Long-term deferred financing costs                                             156,967       144,998
Other long-term assets                                                          55,180        70,860
                                                                           -----------   -----------
        Total assets                                                       $ 2,232,475   $ 1,939,553
                                                                           ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                      $     9,382   $   176,878
    Accounts payable and accrued liabilities                                   130,269       151,845
                                                                           -----------   -----------
        Total current liabilities                                              139,651       328,723
                                                                           -----------   -----------
Secured forward exchange contract                                              613,054       613,054
Long-term debt, net of current portion                                         372,168        20,551
Deferred income taxes                                                          205,319       204,805
Fair value of derivative liabilities                                           122,289            --
Other liabilities                                                               44,130        43,009
Minority interest                                                                1,324         1,546

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                       --            --
    Common stock, $.01 par value, 100,000 shares authorized,
        33,454 and 33,411 shares issued and outstanding, respectively              335           334
    Additional paid-in capital                                                 514,515       513,599
    Retained earnings                                                          221,682       197,558
    Unrealized gain on investments                                                  --        17,957
    Other stockholders' equity                                                  (1,992)       (1,583)
                                                                           -----------   -----------
        Total stockholders' equity                                             734,540       727,865
                                                                           -----------   -----------
        Total liabilities and stockholders' equity                         $ 2,232,475   $ 1,939,553
                                                                           ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                          2001       2000
                                                                        ---------   --------
Cash Flows from Operating Activities:
    Net income (loss)                                                   $  24,124   $(15,041)
    Amounts to reconcile net income (loss) to net cash flows
        used in operating activities:
        Cumulative effect of accounting change, net                       (11,909)        --
        Unrealized gain on derivatives                                    (38,939)        --
        Unrealized loss on Viacom stock                                     1,198         --
        Depreciation and amortization                                      12,655     13,509
        Loss on divestiture of businesses                                   1,673         --
        Provision for deferred income taxes                                 5,541        589
        Amortization of deferred financing costs                           10,168         --
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                              (5,484)    (5,526)
            Accounts payable and accrued liabilities                      (12,124)   (11,141)
            Other assets and liabilities                                    1,363    (12,935)
                                                                        ---------   --------
        Net cash flows used in operating activities                       (11,734)   (30,545)
                                                                        ---------   --------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                   (55,407)   (24,872)
    Proceeds from divestiture of businesses, net of selling
        costs paid and cash divested                                       19,808         --
    Acquisition of businesses, net of cash acquired                            --    (11,620)
    Investments in, advances to and distributions from affiliates, net       (633)    (5,084)
    Other investing activities                                             (2,382)    (1,772)
                                                                        ---------   --------
        Net cash flows used in investing activities                       (38,614)   (43,348)
                                                                        ---------   --------
Cash Flows from Financing Activities:
    Repayment of long-term debt                                          (235,843)      (822)
    Proceeds from issuance of long-term debt                              439,282        500
    Deferred financing costs paid                                         (19,328)        --
    Net borrowings under revolving credit agreements                           --     72,228
    Increase in restricted cash                                           (13,948)        --
    Proceeds from exercise of stock option and purchase plans                 150        664
                                                                        ---------   --------
        Net cash flows provided by financing activities                   170,313     72,570
                                                                        ---------   --------

Net change in cash                                                        119,965     (1,323)
Cash, beginning of period                                                  35,852     18,696
                                                                        ---------   --------
Cash, end of period                                                     $ 155,817   $ 17,373
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5,727 from operating expenses to revenues for the first three months of 2000. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

2. INCOME PER SHARE:

The Company calculates income per share using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The weighted average number of common shares outstanding is calculated for the three months ended March 31, 2001 and 2000 as follows:

                                                  2001     2000
                                                 ------   ------
         Weighted average shares outstanding     33,427   33,329
         Effect of dilutive stock options            82       --

                                                 ------   ------
         Weighted average shares outstanding -
              assuming dilution                  33,509   33,329
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

3.  COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                                 2001        2000
                                               --------    --------
         Net income (loss)                     $ 24,124    $(15,041)
         Unrealized loss on investments         (17,957)    (45,312)
         Foreign currency translation               353          18
                                               --------    --------
                 Comprehensive income (loss)   $  6,520    $(60,335)
                                               ========    ========

4.  DIVESTITURES:

During March 2001, the Company sold five businesses: Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company, to affiliates of The Oklahoma Publishing Company ("OPUBCO") for $22,000 in cash and the assumption of debt of $19,318. During the first quarter of 2001, the Company recorded a pretax loss of $1,673 related to the sale. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors own a significant ownership interest in the Company. The operating results of the five businesses sold to OPUBCO included in the condensed consolidated statements of operations for the three months ended March 31 are as follows:

                                            2001         2000
                                           -------      -------
         Revenues                          $ 2,195      $ 2,294
                                           =======      =======
         Operating loss                    $(1,459)     $(1,580)
                                           =======      =======

5.  DEBT:

During 2000, the Company entered into a six-month $200,000 interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. During the first quarter of 2001, the Company increased the borrowing capacity under the Interim Loan to $250,000.

During March 2001, the Company, through special purpose entities, entered into two loan agreements, a $275,000 senior loan (the "Senior Loan") and a $100,000 mezzanine loan (the "Mezzanine Loan") (collectively, the "2001 Loans") with affiliates of Merrill Lynch & Company acting as principal. Proceeds of $235,000 from the Senior Loan were used to refinance the Interim Loan. The Senior Loan is secured by a first mortgage lien on the assets of the Opryland Hotel Nashville and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Opryland Hotel Nashville, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the 2001 Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of $667 during its three-year term. The 2001 Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.5%. At closing, the Company was required to escrow certain amounts, including $20,000 related to future capital expenditures of the Opryland Hotel Nashville. The net proceeds from the 2001 Loans after refinancing of the Interim Loan, required escrows and fees were approximately $97,600. At March 31, 2001, the unamortized balance of the deferred financing costs related to the 2001 Loans is $18,598. The 2001 Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At March 31, 2001, the Company was in compliance with all financial covenants under the 2001 Loans.

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its operating losses on both a short-term and long-term basis. While the Company is negotiating various alternatives for its short-term and long-term financing needs, there is no assurance that financing will be secured or on terms that are acceptable to the Company. Management currently anticipates securing long-term financing for its hotel development and construction projects; however, if the Company is unable to secure additional long-term financing, capital expenditures will be curtailed to ensure adequate liquidity to fund the Company's operations. Currently, the Company's management believes that the net cash flows from operations, together with the amount expected to be available from the Company's financing arrangements, will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, on both a short-term and long-term basis.

6.  DERIVATIVE FINANCIAL INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10,938 shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The Company adopted the provisions of SFAS No. 133 on January 1, 2001 and recorded a gain of $11,909, net of taxes, as a cumulative effect of an accounting change in the condensed consolidated statement of operations for the three months ended March 31, 2001 to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001. For the three months ended March 31, 2001, the Company recorded a pretax gain of $38,939 related to the change in fair value of the derivatives associated with the secured forward exchange contract during the first quarter of 2001. Additionally, the Company recorded a nonrecurring pretax gain of $29,391 on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the three months ended March 31, 2001, the Company recorded a pretax loss of $30,589 related to the change in fair value of the Viacom stock from January 1, 2001 through March 31, 2001.

7.  RESTRUCTURING CHARGES:

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $16,426 related to exiting certain lines of business and implementing a new strategic plan. The restructuring charges consisted of contract termination costs of $9,987 to exit specific activities and employee severance and related costs of $6,439. As of March 31, 2001, the Company has recorded cash charges of $8,188 against the restructuring accrual. The remaining balance of the restructuring accrual at March 31, 2001 of $8,238 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

8.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest for the three month period ended March 31 was comprised of:

                                             2001        2000
                                           -------      ------
         Debt interest paid                $ 6,344      $5,934
         Deferred financing costs paid      19,328          --
         Capitalized interest               (4,079)       (779)
                                           -------      ------
                                           $21,593      $5,155
                                           =======      ======

9.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company is organized and managed based upon its products and services. The following information is derived directly from the segments' internal financial reports used for corporate management purposes.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                ------------------------
                                                  2001           2000
                                                ---------      ---------
         Revenues:
             Hospitality and attractions        $  60,118      $  56,647
             Music, media and entertainment        55,153         54,804
             Corporate and other                       26             --
                                                ---------      ---------
                 Total                          $ 115,297      $ 111,451
                                                =========      =========
         Depreciation and amortization:
             Hospitality and attractions        $   6,858      $   6,446
             Music, media and entertainment         4,238          5,443
             Corporate and other                    1,559          1,620
                                                ---------      ---------
                 Total                          $  12,655      $  13,509
                                                =========      =========
         Operating income (loss):
             Hospitality and attractions        $   6,237      $   4,759
             Music, media and entertainment        (8,569)       (14,717)
             Corporate and other                   (7,753)        (8,563)
                                                ---------      ---------
                 Total                          $ (10,085)     $ (18,521)
                                                =========      =========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company is managed using the following three business segments: hospitality and attractions; music, media and entertainment; and corporate and other. The hospitality and attractions segment primarily consists of the Opryland Hotel Nashville; the Opryland Hotel Florida, which is under construction; the Opryland Hotel Texas, which is in the development phase; as well as the General Jackson Showboat and various other tourist attractions located in Nashville, Tennessee. The Opryland Hotel Nashville is owned and operated by Opryland Hotel Nashville, LLC, a wholly owned Delaware special purpose entity. The music, media and entertainment segment primarily consists of Word Entertainment ("Word"), the Company's contemporary Christian music company; the Grand Ole Opry; the Wildhorse Saloon in Nashville; Acuff-Rose Music Publishing; MusicCountry, formerly CMT International, a country music video cable network operated in Latin America and the Pacific Rim; and three radio stations in Nashville, Tennessee. The Company's unallocated corporate expenses are reported separately.

DIVESTITURES

During the first quarter of 2001, the Company sold five businesses: Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company, to affiliates of The Oklahoma Publishing Company ("OPUBCO") for $22.0 million in cash and the assumption of $19.3 million in debt. During the first quarter of 2001, the Company recorded a $1.7 million pretax loss related to the sale. As of the disposal date, OPUBCO owned a 6.3% interest in the Company. Four of the Company's directors, who were, as of the disposal date, the beneficial owners of an additional 27.8% of the Company, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO.

As part of the Company's strategic assessment completed during the fourth quarter of 2000, the Company closed Gaylord Digital in the fourth quarter of 2000. Gaylord Digital was formed to initiate a focused Internet strategy through the acquisition of a number of websites and investments in technology start-up businesses. Also during 2000, the Company divested the Wildhorse Saloon near Orlando, the KOA Campground located near the Opryland Hotel Nashville and suspended plans to develop a country music record label.

The combined operating results for the three months ended March 31 of the businesses divested during 2000 and 2001 consisting of: Gaylord Digital, Wildhorse Saloon near Orlando, KOA Campground, country music record label development costs, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company ("Divested Businesses") were, in thousands:

                                                   2001           2000
                                                ---------      ---------
         Revenues                               $   2,213      $   4,923
                                                =========      =========
         Operating loss                         $  (1,464)     $  (8,052)
                                                =========      =========

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month period ended March 31, 2001 and 2000 (dollars in thousands). Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5.7 million from operating expenses to revenues for the first three months of 2000. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                           ---------------------------------------------
                                              2001         %         2000          %
                                           ---------   ---------   ---------   ---------
Revenues:
  Hospitality and attractions              $  60,118        52.2   $  56,647        50.8
  Music, media and entertainment              55,153        47.8      54,804        49.2
  Corporate and other                             26          --          --          --
                                           ---------   ---------   ---------   ---------
      Total revenues                         115,297       100.0     111,451       100.0
                                           ---------   ---------   ---------   ---------
Operating expenses:
  Operating costs                             80,378        69.7      81,490        73.1
  Selling, general & administrative           30,454        26.4      33,528        30.1
  Preopening costs                             1,895         1.6       1,445         1.3
  Depreciation and amortization:
    Hospitality and attractions                6,858                   6,446
    Music, media and entertainment             4,238                   5,443
    Corporate and other                        1,559                   1,620
                                           ---------   ---------   ---------   ---------
      Total depreciation and amortization     12,655        11.0      13,509        12.1
                                           ---------   ---------   ---------   ---------
        Total operating expenses             125,382       108.7     129,972       116.6
                                           ---------   ---------   ---------   ---------
Operating income (loss):
    Hospitality and attractions                6,237        10.4       4,759         8.4
    Music, media and entertainment            (8,569)      (15.5)    (14,717)      (26.9)
    Corporate and other                       (7,753)         --      (8,563)         --
                                           ---------   ---------   ---------   ---------
        Total operating income (loss)      $ (10,085)       (8.7)  $ (18,521)      (16.6)
                                           =========   =========   =========   =========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues

Total revenues increased $3.8 million, or 3.5%, to $115.3 million in the first quarter of 2001. The increase is primarily attributable to increased revenues at the Opryland Hotel Nashville. The increase in revenues at the Opryland Hotel Nashville was partially offset by decreases in revenues due to the Divested Businesses. Excluding the revenues of the Divested Businesses from both periods, revenues increased $6.6 million, or 6.2%, in the first three months of 2001.

Revenues in the hospitality and attractions segment increased $3.5 million, or 6.1%, to $60.1 million in the first quarter of 2001. In the first three months of 2001, the Opryland Hotel Nashville's revenues increased $3.7 million, or 6.9%, to $57.0 million. The Opryland Hotel Nashville's occupancy rate increased to 73.7% in the first three months of 2001 compared to 72.0% in the first three months of 2000. The Opryland Hotel Nashville sold 184,000 rooms in the first three months of 2001 compared to 181,700 rooms sold in the same period of 2000, reflecting a 1.3% increase from 2000. Revenue per available room (RevPAR) for the Opryland Hotel Nashville increased 10.1% for the first quarter of 2001. The Opryland Hotel Nashville's average daily rate increased to $143.53 in the first three months of 2001 from $133.43 in the first three months of 2000.

Revenues in the music, media and entertainment segment increased $0.3 million, or 0.6%, to $55.2 million in the first quarter of 2001. Excluding the revenues of the Divested Businesses from both periods, revenues in the music, media and entertainment segment increased $3.0 million, or 5.9%, in the first quarter of 2001. The increase in the first three months of 2001 is primarily due to the revenues from Corporate Magic, Inc. Corporate Magic, which was acquired in March 2000, specializes in the production of creative events in the corporate entertainment and meeting marketplace. Corporate Magic's revenues increased $9.0 million in the first three months of 2001 as compared to revenues subsequent to its acquisition in March 2000. The increase in revenues was partially offset by a decrease in Word revenues of $5.8 million in the first three months of 2001.

Operating Expenses

Total operating expenses decreased $4.6 million, or 3.5%, to $125.4 million in the first quarter of 2001. Operating costs, as a percentage of revenues, decreased to 69.7% during the first three months of 2001 as compared to 73.1% during the first three months of 2000. Selling, general and administrative expenses, as a percentage of revenues, decreased to 26.4% during the first three months of 2001 as compared to 30.1% during the first three months of 2000.

Operating costs decreased $1.1 million, or 1.4%, to $80.4 million in the first quarter of 2001. Excluding the operating costs of the Divested Businesses from both periods, operating costs increased $3.5 million, or 4.7%. The increase in the first three months of 2001 is primarily attributable to the operating costs of Corporate Magic, which was acquired in March 2000, of $7.9 million. This increase was partially offset during the first three months of 2001 by decreases in operating costs of Word of $4.0 million related to lower revenues, lower employment costs and lower warehousing costs.

Selling, general and administrative expenses decreased $3.1 million, or 9.2%, to $30.5 million in the first quarter of 2001. Excluding the selling, general and administrative expenses of the Divested Businesses from both periods, selling, general and administrative expenses remained unchanged at $29.5 million.

Preopening costs increased $0.5 million, or 31.1%, to $1.9 million in the first three months of 2001. Preopening costs are associated with the development of Opryland Hotel Florida and Opryland Hotel Texas.

Depreciation and amortization decreased $0.9 million, or 6.3%, to $12.7 million in the first quarter of 2001. Excluding the depreciation and amortization of the Divested Businesses from both periods, depreciation and amortization increased $0.7 million, or 6.4%, in the first three months of 2001.

Operating Income (Loss)

Total operating loss decreased $8.4 million to an operating loss of $10.1 million in the first quarter of 2001. Operating income in the hospitality and attractions segment increased $1.5 million during the first three months of 2001 as a result of increased operating income of the Opryland Hotel Nashville partially offset by the preopening expenses of the hotel developments in Florida and Texas. Music, media and entertainment segment operating loss decreased $6.1 million during the first three months of 2001 primarily due to the effects of the Divested Businesses. Excluding the operating results of the Divested Businesses from both periods, the operating loss of the music, media and entertainment segment increased $0.3 million during the first three months of 2001. Operating loss of the corporate and other segment decreased $0.8 million in the first three months of 2001 as a result of personnel reductions and stringent cost controls.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $3.6 million to $9.2 million in the first three months of 2001. The increase in the first quarter of 2001 is primarily attributable to higher average borrowing levels, including the secured forward exchange contract, higher average interest rates and the amortization of deferred financing costs of $10.2 million. The increase was partially offset by increased capitalized interest related to new hotel construction of $3.3 million. The Company's weighted average interest rate on its borrowings, including amortization of the deferred financing costs related to the secured forward exchange contract entered into during the second quarter of 2000, was 7.7% in the first three months of 2001 as compared to 7.2% in the first three months of 2000.

Interest Income

Interest income increased $0.6 million to $1.1 million in the first three months of 2001. The increase in the first three months of 2001 primarily relates to an increase in invested cash balances.

Unrealized Gain (Loss) on Viacom Stock and Derivatives

Effective January 1, 2001, the Company adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and reclassified its investment in Viacom stock from available-for-sale to trading. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Under SFAS 133, components of the secured forward exchange contract are considered derivatives. The Company recorded a $29.4 million nonrecurring pretax gain on January 1, 2001 to record the initial reclassification of its Viacom stock investment. In addition, the Company recorded a pretax loss of $30.6 million related to the change in the fair value of the Viacom stock investment during the first quarter of 2001. In accordance with SFAS 133, the Company recorded a pretax gain of $38.9 million in the first quarter of 2001 related to the increase in the fair value during the first quarter of 2001 of the derivatives associated with the secured forward exchange contract.

Income Taxes

The provision (benefit) for income taxes increased $13.9 million to an income tax provision of $6.0 million for the first quarter of 2001. The effective tax rate on income (loss) before income taxes and cumulative effect of accounting change was 33.0% for the first three months of 2001 compared to 34.5% for the first three months of 2000. In addition, the Company recorded deferred taxes of $6.4 million in the first three months of 2001 associated with the cumulative effect of an accounting change.

Cumulative Effect of Accounting Change

Effective January 1, 2001, the Company adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Under SFAS 133, components of the secured forward exchange contract are considered derivatives. On January 1, 2001, the Company recorded a gain of $11.9 million, net of deferred taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company, through special purpose entities, entered into two loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "2001 Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of the Opryland Hotel Nashville and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Opryland Hotel Nashville, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the 2001 Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of approximately $0.7 million during its three-year term. The 2001 Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.50%. The Company used $235 million of the proceeds from the Senior Loan to refinance the Interim Loan. At closing, the Company was required to escrow certain amounts, including $20 million related to future capital expenditures of the Opryland Hotel Nashville. The net proceeds from the 2001 Loans after refinancing of the Interim Loan, required escrows and fees were approximately $98 million. At March 31, 2001, the unamortized balance of the deferred financing costs related to the 2001 Loans is $18.6 million. The 2001 Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At March 31, 2001, the Company was in compliance with all financial covenants under the 2001 Loans.

While the Company has available the balance of the net proceeds from the 2001 Loans, proceeds from the sale of businesses to OPUBCO and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to the Opryland Hotel Florida, hotel development plans for the Opryland Hotel Texas and to fund its anticipated operating income losses on both a short-term and long-term basis.

The Company is negotiating with potential financing sources for financing of the Florida hotel project. The Company anticipates that the proceeds from this financing combined with the 2001 Loans will allow it to complete the construction of the hotel, open it on schedule in February 2002, and to provide for initial working capital. The Company is also pursuing financing alternatives for the Texas hotel project.

While there is no assurance that any such financing will be secured, the Company has had preliminary discussions with certain lenders and believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

The Company currently projects capital expenditures for 2001 of approximately $330 million, which includes approximately $275 million related to the Company's new hotel construction in Florida and Texas. The Company's capital expenditures for the three months ended March 31, 2001 were $55.4 million.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those included in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those anticipated in forward-looking statements. These factors, many of which are beyond the Company's control, include the level of popularity of country and Christian music; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Company to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; the Company's ability to obtain long-term financing on acceptable terms; and the Company's ability to attract and retain management personnel for its various operations.

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

Readers are also referred to the Risk Factors included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the twelve months ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at March 31, 2001, the Company believes that the effects of changes in the stock price of Viacom, Inc. common stock, changes in fair value of derivatives and changes in interest rates on the Company's consolidated financial position, results of operations or cash flows could be material. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

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

                  Inapplicable

         ITEM 5.  OTHER INFORMATION

                  Inapplicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      No Exhibits are filed with this report.
                  (b)      (i)  A Current Report on Form 8-K, dated February 28,
                                2001, reporting Regulation FD disclosure under
                                Item 8 was filed with the Securities and Exchange Commission.
                           (ii) A Current Report on Form 8-K, dated March 12,
                                2001, reporting the Company's sale of five businesses to The Oklahoma Publishing Company was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GAYLORD ENTERTAINMENT COMPANY



Date:  May 15, 2001                  By: /s/ Denise Wilder Warren
      ------------------                 ---------------------------------------
                                         Denise Wilder Warren
                                         Senior Vice President and Chief
                                         Financial Officer