Form 10-Q
period 2001-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2001-08-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     73-0664379
--------------------------------                --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

       One Gaylord Drive
     Nashville, Tennessee                                 37214
--------------------------------                 --------------------------
(Address of principal executive                         (Zip Code)
          offices)


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
Yes   [X]    No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding as of July 31, 2001
                   -----                       -------------------------------
       Common Stock, $.01 par value                   33,546,523 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended June 30, 2001 and 2000        3

                  Condensed Consolidated Statements of Operations -
                       For the Six Months Ended June 30, 2001 and 2000          4

                  Condensed Consolidated Balance Sheets -
                       June 30, 2001 and December 31, 2000                      5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Six Months Ended June 30, 2001 and 2000          6

                  Notes to Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21


Part II - Other Information

         Item 1.  Legal Proceedings                                            22

         Item 2.  Changes in Securities and Use of Proceeds                    22

         Item 3.  Defaults Upon Senior Securities                              22

         Item 4.  Submission of Matters to a Vote of Security Holders          22

         Item 5.  Other Information                                            22

         Item 6.  Exhibits and Reports on Form 8-K                             23

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               2001         2000
                                                                             ---------    ---------
Revenues                                                                     $ 104,243    $ 133,166

Operating expenses:
    Operating costs                                                             68,873       93,525
    Selling, general and administrative                                         29,564       36,414
    Preopening costs                                                             2,413        1,284
    Impairment and other charges                                                11,388           --
    Restructuring charges                                                       (2,304)          --
    Depreciation and amortization                                               11,995       14,008
                                                                             ---------    ---------
      Operating loss                                                           (17,686)     (12,065)

Interest expense, net of amounts capitalized                                   (12,148)      (7,357)
Interest income                                                                  2,267        1,573
Unrealized gain on Viacom stock                                                 85,603           --
Unrealized loss on derivatives                                                 (66,020)          --
Other gains and losses                                                           5,050         (946)
                                                                             ---------    ---------
       Loss before income taxes and discontinued operations                     (2,934)     (18,795)

Benefit for income taxes                                                          (966)      (6,485)
                                                                             ---------    ---------
       Loss before discontinued operations                                      (1,968)     (12,310)

Loss from discontinued operations, net of taxes                                 (1,180)      (1,933)
                                                                             ---------    ---------
       Net loss                                                              $  (3,148)   $ (14,243)
                                                                             =========    =========
Loss per share:
       Loss before discontinued operations                                   $   (0.06)   $   (0.37)
       Loss from discontinued operations, net of taxes                           (0.03)       (0.06)
                                                                             ---------    ---------
       Net loss                                                              $   (0.09)   $   (0.43)
                                                                             =========    =========
Loss per share - assuming dilution:
       Loss before discontinued operations                                   $   (0.06)   $   (0.37)
       Loss from discontinued operations, net of taxes                           (0.03)       (0.06)
                                                                             ---------    ---------
       Net loss                                                              $   (0.09)   $   (0.43)
                                                                             =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               2001         2000
                                                                            ---------    ---------
Revenues                                                                    $ 218,232    $ 243,317

Operating expenses:
    Operating costs                                                           147,740      173,465
    Selling, general and administrative                                        58,467       68,192
    Preopening costs                                                            4,308        2,729
    Impairment and other charges                                               11,388           --
    Restructuring charges                                                      (2,304)          --
    Depreciation and amortization                                              24,225       27,044
                                                                            ---------    ---------
      Operating loss                                                          (25,592)     (28,113)

Interest expense, net of amounts capitalized                                  (21,231)     (12,832)
Interest income                                                                 3,361        2,064
Unrealized gain on Viacom stock                                                84,405           --
Unrealized loss on derivatives                                                (27,081)          --
Other gains and losses                                                          4,266         (257)
                                                                            ---------    ---------
       Income (loss) before income taxes, discontinued operations  and
                  cumulative effect of accounting change                       18,128      (39,138)

Provision (benefit) for income taxes                                            5,984      (13,504)
                                                                            ---------    ---------
       Income (loss) before discontinued operations and accounting change      12,144      (25,634)

Loss from discontinued operations, net of taxes                                (3,077)      (3,650)
Cumulative effect of accounting change, net of taxes                           11,909           --
                                                                            ---------    ---------
       Net income (loss)                                                    $  20,976    $ (29,284)
                                                                            =========    =========
Income (loss) per share:
       Income (loss) before discontinued operations and accounting change   $    0.36    $   (0.77)
       Loss from discontinued operations, net of taxes                          (0.09)       (0.11)
       Cumulative effect of accounting change, net of taxes                      0.36           --
                                                                            ---------    ---------
       Net income (loss)                                                    $    0.63    $   (0.88)
                                                                            =========    =========
Income (loss) per share - assuming dilution:
       Income (loss) before discontinued operations and accounting change   $    0.36    $   (0.77)
       Loss from discontinued operations, net of taxes                          (0.09)       (0.11)
       Cumulative effect of accounting change, net of taxes                      0.35           --
                                                                            ---------    ---------
       Net income (loss)                                                    $    0.62    $   (0.88)
                                                                            =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2001           2000
                                                                            -----------    -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents - unrestricted                                $   102,045    $    35,849
    Cash and cash equivalents - restricted                                       31,265         12,667
    Trade receivables, less allowance of $5,484 and $8,180, respectively         52,313         66,015
    Inventories                                                                  14,784         16,893
    Deferred financing costs                                                     26,865         29,674
    Other current assets                                                         20,061         49,901
                                                                            -----------    -----------
        Total current assets                                                    247,333        210,999
                                                                            -----------    -----------

Property and equipment, net of accumulated depreciation                         874,579        771,163
Intangible assets, net of accumulated amortization                               80,018        103,792
Investments                                                                     649,130        598,251
Long-term notes receivable, net                                                  18,848         19,134
Fair value of derivative assets                                                 122,869             --
Long-term deferred financing costs                                              148,809        144,998
Net assets of discontinued operations                                            12,684         12,392
Other long-term assets                                                           48,788         70,814
                                                                            -----------    -----------
        Total assets                                                        $ 2,203,058    $ 1,931,543
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                       $     8,004    $   175,500
    Accounts payable and accrued liabilities                                    109,264        150,478
                                                                            -----------    -----------
        Total current liabilities                                               117,268        325,978
                                                                            -----------    -----------
Secured forward exchange contract                                               613,054        613,054
Long-term debt, net of current portion                                          364,995         15,036
Deferred income taxes                                                           203,464        204,805
Fair value of derivative liabilities                                            131,629             --
Other liabilities                                                                38,806         43,259
Minority interest                                                                 1,703          1,546

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                        --             --
    Common stock, $.01 par value, 100,000 shares authorized,
        33,544 and 33,411 shares issued and outstanding, respectively               335            334
    Additional paid-in capital                                                  516,764        513,599
    Retained earnings                                                           218,534        197,558
    Unrealized gain on investments                                                   --         17,957
    Other stockholders' equity                                                   (3,494)        (1,583)
                                                                            -----------    -----------
        Total stockholders' equity                                              732,139        727,865
                                                                            -----------    -----------
        Total liabilities and stockholders' equity                          $ 2,203,058    $ 1,931,543
                                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                               2001         2000
                                                                                            ---------    ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                                       $  20,976    $ (29,284)
    Amounts to reconcile net income (loss) to net cash flows
        provided by (used in) operating activities:
        Loss on discontinued operations                                                         3,077        3,650
        Impairment and other charges                                                           11,388           --
        Cumulative effect of accounting change, net                                           (11,909)          --
        Unrealized loss on derivatives                                                         27,081           --
        Unrealized gain on Viacom stock                                                       (84,405)          --
        Depreciation and amortization                                                          24,225       27,044
        Loss on divestiture of businesses                                                       1,673           --
        Provision for deferred income taxes                                                     5,287        2,887
        Amortization of deferred financing costs                                               18,492        3,556
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                                                   8,036       (3,653)
            Accounts payable and accrued liabilities                                          (33,199)     (23,368)
            Income tax receivable                                                              23,868      (18,365)
            Other assets and liabilities                                                            6       (4,849)
                                                                                            ---------    ---------
        Net cash flows provided by (used in) operating activities - continuing operations      14,596      (42,382)
        Net cash flows used in operating activities - discontinued operations                  (3,030)      (5,074)
                                                                                            ---------    ---------
        Net cash flows provided by (used in) operating activities                              11,566      (47,456)
                                                                                            ---------    ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                                      (124,802)     (76,302)
    Proceeds from divestiture of businesses, net of selling
       costs paid and cash divested                                                            19,808           --
    Acquisition of businesses, net of cash acquired                                                --      (11,620)
    Investments in, advances to and distributions from affiliates, net                             --       (4,199)
    Other investing activities                                                                 (2,701)      (6,800)
                                                                                            ---------    ---------
        Net cash flows used in investing activities - continuing operations                  (107,695)     (98,921)
        Net cash flows used in investing activities - discontinued operations                  (1,166)      (6,954)
                                                                                            ---------    ---------
        Net cash flows used in investing activities                                          (108,861)    (105,875)
                                                                                            ---------    ---------
Cash Flows from Financing Activities:
    Repayment of long-term debt                                                              (237,501)        (500)
    Proceeds from issuance of long-term debt                                                  439,282          500
    Net repayments under revolving credit agreements                                               --     (291,929)
    Cash proceeds from secured forward exchange contract                                           --      613,054
    Deferred financing costs paid                                                             (19,600)    (106,655)
    Increase in restricted cash                                                               (18,598)      (3,960)
    Proceeds from exercise of stock option and purchase plans                                     597          768
                                                                                            ---------    ---------
        Net cash flows provided by financing activities - continuing operations               164,180      211,278
        Net cash flows used in financing activities - discontinued operations                    (688)        (644)
                                                                                            ---------    ---------
        Net cash flows provided by financing activities                                       163,492      210,634
                                                                                            ---------    ---------
Net change in cash                                                                             66,197       57,303
Increase in cash balance - discontinued operations                                                 (1)          (1)
Cash, beginning of period                                                                      35,849       18,696
                                                                                            ---------    ---------
Cash, end of period                                                                         $ 102,045    $  75,998
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5,663 and $11,390 from operating expenses to revenues for the three months and six months ended June 30, 2000, respectively. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

2. INCOME PER SHARE:

The Company calculates income per share using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The weighted average number of common shares outstanding is calculated as follows:

                                          THREE MONTHS       SIX MONTHS
                                         ENDED JUNE 30,    ENDED JUNE 30,
                                        ---------------   ---------------
                                         2001     2000     2001     2000
                                        ------   ------   ------   ------
Weighted average shares outstanding     33,517   33,372   33,472   33,351
Effect of dilutive stock options            --       --      131       --
                                        ------   ------   ------   ------
Weighted average shares outstanding -
     assuming dilution                  33,517   33,372   33,603   33,351
                                        ======   ======   ======   ======

For the three month period ended June 30, 2001, the Company's effect of dilutive stock options was the equivalent of 179 shares. For the three month and six month periods ended June 30, 2000, the Company's effect of dilutive stock options was the equivalent of 123 shares and 149 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2001 and the three months and six months ended June 30, 2000 as the effect of their inclusion would be anti-dilutive.

3.  COMPREHENSIVE INCOME:

Comprehensive income is as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                          --------------------    --------------------
                                           2001         2000        2001        2000
                                          -------    ---------    --------    --------
Net income (loss)                         $(3,148)   $ (14,243)   $ 20,976    $(29,284)
Unrealized gain (loss) on investments          --      107,532     (17,957)     62,220
Unrealized loss on interest rate hedges      (106)          --        (106)         --
Foreign currency translation                  134         (616)        487        (598)
                                          -------    ---------    --------    --------
        Comprehensive income (loss)       $(3,120)   $  92,673    $  3,400    $ 32,338
                                          =======    =========    ========    ========

4.  DISCONTINUED OPERATIONS:

On June 1, 2001, the Company adopted a formal plan to sell its international cable networks. The operating results of the international cable networks prior to June 1, 2001 are reflected as discontinued operations, net of taxes, in the condensed consolidated statements of operations. The Company anticipates completing the sale within the next twelve months and expects to recognize a gain on the sale. The operating results of the international cable networks during June 2001 have been deferred and reflected in net assets of discontinued operations on the accompanying condensed consolidated balance sheet. For the month ended June 30, 2001, the revenues and net losses of the international cable networks were $410 and $507, respectively. The assets and liabilities of the discontinued operations, which are presented on a net basis in the accompanying condensed consolidated balance sheets, are as follows:

                                                            JUNE 30,  DECEMBER 31,
                                                              2001        2000
                                                            -------     -------
Current assets                                              $ 2,947     $ 4,654
Property and equipment, net of accumulated depreciation       6,484       7,797
Investments                                                   8,851       7,755
Deferred loss                                                   507          --
Other long-term assets                                        1,794         196
                                                            -------     -------
     Total assets                                            20,583      20,402
                                                            -------     -------
Liabilities                                                   1,694       1,117
Long-term debt                                                6,205       6,893
                                                            -------     -------
     Total liabilities                                        7,899       8,010
                                                            -------     -------
     Net assets of discontinued operations                  $12,684     $12,392
                                                            =======     =======

5.  IMPAIRMENT AND OTHER CHARGES:

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11,388. These charges include an investment in an IMAX movie of $5,669, a minority investment in a technology business of $4,576 and an investment in idle real estate of $1,143. The Company began production of an IMAX movie during 2000 that will portray the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5,669 impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses has created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4,576 during the second quarter of 2001. The impairment charge related to idle real estate of $1,143 recorded during the second quarter of 2001 is based upon certain third-party offers received during the second quarter of 2001 for such property.

6.  DIVESTITURES:

During March 2001, the Company sold five businesses: Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company, to affiliates of The Oklahoma Publishing Company ("OPUBCO") for $22,000 in cash and the assumption of debt of $19,318. During the first quarter of 2001, the Company recorded a pretax loss of $1,673 related to the sale in other gains and losses in the accompanying condensed consolidated statement of operations. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors collectively own a significant ownership interest in the Company. The operating results prior to the sale of the five businesses sold to OPUBCO included in the condensed consolidated statements of operations are as follows:

                   THREE MONTHS ENDED       SIX MONTHS ENDED
                        JUNE 30,                JUNE 30,
                   -----------------      ---------------------
                    2001      2000         2001          2000
                   -------  --------      -------      --------
Revenues           $   --   $ 12,459      $ 2,195      $ 14,753
                   =======  ========      =======      ========
Operating loss     $   --   $   (761)     $(1,459)     $ (2,341)
                   =======  ========      =======      ========

7.  DEBT:

During 2000, the Company entered into a six-month $200,000 interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. During the first quarter of 2001, the Company increased the borrowing capacity under the Interim Loan to $250,000.

During March 2001, the Company, through special purpose entities, entered into two loan agreements, a $275,000 senior loan (the "Senior Loan") and a $100,000 mezzanine loan (the "Mezzanine Loan") (collectively, the "2001 Loans") with affiliates of Merrill Lynch & Company acting as principal. Proceeds of $235,000 from the Senior Loan were used to refinance the Interim Loan. The Senior Loan is secured by a first mortgage lien on the assets of the Opryland Hotel Nashville and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Opryland Hotel Nashville, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. For the six month period ended June 30, 2001, the weighted average interest rates on the Senior Loan and Mezzanine Loan were 7.4% and 13.0%, respectively. At the Company's option, the 2001 Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of $667 during its three-year term. The 2001 Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.5%. At closing, the Company was required to escrow certain amounts, including $20,000 related to future capital expenditures of the Opryland Hotel Nashville. The net proceeds from the 2001 Loans, after refinancing of the Interim Loan, required escrows and fees, were approximately $97,600. At June 30, 2001, the unamortized balance of the deferred financing costs related to the 2001 Loans is $17,144. The 2001 Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At June 30, 2001, the Company was in compliance with all covenants under the 2001 Loans.

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its operating losses on both a short-term and long-term basis. While the Company is negotiating various alternatives for its short-term and long-term financing needs, there is no assurance that financing will be secured with terms that are acceptable to the Company. Management currently anticipates securing long-term financing for its hotel development and construction projects; however, if the Company is unable to secure additional long-term financing, capital expenditures will be curtailed to ensure adequate liquidity to fund the Company's operations. Currently, the Company's management believes that the net cash flows from operations, together with the amount expected to be available from the Company's financing arrangements, will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, on both a short-term and long-term basis.

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10,938 shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The Company adopted the provisions of SFAS No. 133 on January 1, 2001 and recorded a gain of $11,909, net of taxes of $6,413, as a cumulative effect of an accounting change in the condensed consolidated statements of operations, to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001. For the three months and six months ended June 30, 2001, the Company recorded pretax losses of $66,020 and $27,081, respectively, related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29,391 on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the three month and six month periods ended June 30, 2001, the Company recorded pretax gains of $85,603 and $55,014, respectively, related to the increase in fair value of the Viacom stock subsequent to January 1, 2001.

9.  RESTRUCTURING CHARGES:

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $16,426 related to exiting certain lines of business and implementing a new strategic plan. The restructuring charges consisted of contract termination costs of $9,987 to exit specific activities and employee severance and related costs of $6,439. As of June 30, 2001, the Company has recorded cash charges of $8,651 against the restructuring accrual. During the second quarter of 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $2,304 of the restructuring charges originally recorded during the fourth quarter of 2000. The remaining balance of the restructuring accrual at June 30, 2001 of $5,471 is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest for the three months and six months ended June 30, 2001 and 2000 was comprised of:

                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                       JUNE 30,
                                  ------------------------      ------------------------
                                    2001           2000           2001           2000
                                  ---------      ---------      ---------      ---------
Debt interest paid                $   5,652      $   5,891      $  11,996      $  11,825
Deferred financing costs paid           272        106,655         19,600        106,655
Capitalized interest                 (4,228)        (1,197)        (8,307)        (1,976)
                                  ---------      ---------      ---------      ---------
                                  $   1,696      $ 111,349      $  23,289      $ 116,504
                                  =========      =========      =========      =========

11.  NEWLY ISSUED ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company will adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002 and is currently assessing the impact the new standards will have on its financial statements.

12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company is organized and managed based upon its products and services. The following information is derived from the Company's internal financial reports used for corporate management purposes.

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                     ----------------------    ----------------------
                                       2001         2000         2001         2000
                                     ---------    ---------    ---------    ---------
Revenues:
    Hospitality and attractions      $  56,793    $  67,660    $ 116,911    $ 124,307
    Music, media and entertainment      47,427       65,506      101,272      119,010
    Corporate and other                     23           --           49           --
                                     ---------    ---------    ---------    ---------
        Total                        $ 104,243    $ 133,166    $ 218,232    $ 243,317
                                     =========    =========    =========    =========
Depreciation and amortization:
    Hospitality and attractions      $   6,875    $   6,982    $  13,733    $  13,428
    Music, media and entertainment       3,489        5,574        7,302       10,544
    Corporate and other                  1,631        1,452        3,190        3,072
                                     ---------    ---------    ---------    ---------
        Total                        $  11,995    $  14,008    $  24,225    $  27,044
                                     =========    =========    =========    =========
Operating income (loss):
    Hospitality and attractions      $   5,730    $  14,265    $  13,862    $  20,469
    Music, media and entertainment      (2,546)     (15,977)      (8,936)     (28,221)
    Corporate and other                 (9,373)      (9,069)     (17,126)     (17,632)
    Preopening costs                    (2,413)      (1,284)      (4,308)      (2,729)
    Impairment and other charges       (11,388)          --      (11,388)          --
    Restructuring charges                2,304           --        2,304           --
                                     ---------    ---------    ---------    ---------
        Total                        $ (17,686)   $ (12,065)   $ (25,592)   $ (28,113)
                                     =========    =========    =========    =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company is managed using the following three business segments: hospitality and attractions; music, media and entertainment; and corporate and other. The hospitality and attractions segment primarily consists of the Opryland Hotel Nashville; the Opryland Hotel Florida and Opryland Hotel Texas, which are under construction; as well as the General Jackson Showboat and various other tourist attractions located in Nashville, Tennessee. The Opryland Hotel Nashville is owned and operated by Opryland Hotel Nashville, LLC, a wholly-owned Delaware special purpose entity. The music, media and entertainment segment primarily consists of Word Entertainment ("Word"), the Company's contemporary Christian music company; the Grand Ole Opry; the Wildhorse Saloon in Nashville; Acuff-Rose Music Publishing; Corporate Magic, Inc., a company specializing in the production of creative events in the corporate entertainment marketplace; and three radio stations in Nashville, Tennessee. On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks, which have been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. The Company's unallocated corporate expenses are reported separately.

STRATEGIC DIRECTION

During the second quarter of 2001, the Company hired a new Chairman of the Board of Directors and Chief Executive Officer. Under its new management, the Company is currently reassessing its long-term strategy to return to profitability. As a part of this reassessment, the Company intends to divest of certain businesses which produce low returns and are not part of its core strategy. Additionally, the Company plans to streamline its administrative structure to align with its strategy. Capital from asset dispositions and cost savings will be used to develop the Company's core businesses. As part of its revised strategy, the Company adopted a formal plan of disposal of its international cable networks on June 1, 2001 and began accounting for these businesses as discontinued operations. The operating results of the international cable networks prior to June 1, 2001 are reflected as discontinued operations, net of taxes, in the condensed consolidated statements of operations. The Company anticipates a sale within the next twelve months and expects to recognize a gain. The operating results of the international cable networks during June 2001 have been deferred and reflected in net assets of discontinued operations on the accompanying condensed consolidated balance sheet. As the Company continues to divest of other non-core businesses, this reassessment of the Company's strategic direction may result in non-recurring charges in the second half of 2001. Due to the magnitude of this review and the uncertainty of any outcome, management is currently unable to quantify the potential effects to the Company's results of operations, financial position or liquidity.

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

As part of the Company's strategic assessment completed during the fourth quarter of 2000, the Company closed Gaylord Digital in the fourth quarter of 2000. Gaylord Digital was formed to initiate a focused Internet strategy through the acquisition of a number of websites and investments in technology start-up businesses. Also during 2000, the Company divested the Wildhorse Saloon near Orlando, the KOA Campground located near the Opryland Hotel Nashville and ceased plans to develop a country music record label.

The combined operating results for the three month and six month periods ended June 30 of the businesses divested during 2000 and 2001 consisting of: Gaylord Digital, Wildhorse Saloon near Orlando, KOA Campground, country music record label development costs, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company ("Divested Businesses") were, in thousands:

                        THREE MONTHS ENDED             SIX MONTHS ENDED
                             JUNE 30,                       JUNE 30,
                     -----------------------        -----------------------
                       2001           2000            2001           2000
                     --------       --------        -------        --------
Revenues             $   --         $ 15,268        $ 2,213        $ 20,191
                     ========       ========        =======        ========
Operating loss       $   --         $(11,244)       $(1,464)       $(19,296)
                     ========       ========        =======        ========

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and six month periods ended June 30, 2001 and 2000 (amounts in thousands). Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5.7 million and $11.4 million from operating expenses to revenues for the three months and six months ended June 30, 2000, respectively. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                                 Three Months Ended                       Six Months Ended
                                                      June 30,                                June 30,
                                        -----------------------------------     -----------------------------------
                                         2001       %       2000       %         2001       %       2000        %
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
Revenues:
  Hospitality and attractions           $ 56,793   54.5   $  67,660    50.8     $116,911   53.6    $ 124,307   51.1
  Music, media and entertainment          47,427   45.5      65,506    49.2      101,272   46.4      119,010   48.9
  Corporate and other                         23      -           -       -           49      -            -      -
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
      Total revenues                     104,243  100.0     133,166   100.0      218,232  100.0      243,317  100.0
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
Operating expenses:
  Operating costs                         68,873   66.1      93,525    70.2      147,740   67.7      173,465   71.3
  Selling, general & administrative       29,564   28.4      36,414    27.4       58,467   26.8       68,192   28.1
  Preopening costs                         2,413    2.3       1,284     1.0        4,308    2.0        2,729    1.1
  Impairment and other charges            11,388   10.9           -       -       11,388    5.2            -      -
  Restructuring charges                   (2,304)  (2.2)          -       -       (2,304)  (1.1)           -      -
  Depreciation and amortization:
    Hospitality and attractions            6,875              6,982               13,733              13,428
    Music, media and entertainment         3,489              5,574                7,302              10,544
    Corporate and other                    1,631              1,452                3,190               3,072
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
    Total depreciation and amortization   11,995   11.5      14,008    10.5       24,225   11.1       27,044   11.1
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
      Total operating expenses           121,929  117.0     145,231   109.1      243,824  111.7      271,430  111.6
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
Operating income (loss):
    Hospitality and attractions            5,730   10.1      14,265    21.1       13,862   11.9       20,469   16.5
    Music, media and entertainment        (2,546)  (5.4)    (15,977)  (24.4)      (8,936)  (8.8)     (28,221) (23.7)
    Corporate and other                   (9,373)     -      (9,069)      -      (17,126)     -      (17,632)     -
    Preopening costs                      (2,413)     -      (1,284)      -       (4,308)     -       (2,729)     -
    Impairment and other charges         (11,388)     -           -       -      (11,388)     -            -      -
    Restructuring charges                  2,304      -           -       -        2,304      -            -      -
                                        --------  -----   ---------    ----     --------  -----    ---------  -----
        Total operating income (loss)   $(17,686) (17.0)  $ (12,065)   (9.1)    $(25,592) (11.7)   $ (28,113) (11.6)
                                        ========  =====   =========    ====     ========  =====    =========  =====

PERIODS ENDED JUNE 30, 2001 COMPARED TO PERIODS ENDED JUNE 30, 2000

Revenues

Total revenues decreased $28.9 million, or 21.7%, to $104.2 million in the second quarter of 2001, and decreased $25.1 million, or 10.3%, to $218.2 million in the first six months of 2001. Excluding the revenues of the Divested Businesses from both periods, revenues decreased $13.7 million, or 11.6%, to $104.2 million in the second quarter of 2001, and decreased $7.1 million, or 3.2%, to $216.0 million in the first six months of 2001 as discussed below.

Revenues in the hospitality and attractions segment decreased $10.9 million, or 16.1%, to $56.8 million in the second quarter of 2001, and decreased $7.4 million, or 5.9%, to $116.9 million in the first six months of 2001. In the first six months of 2001, the Opryland Hotel Nashville's revenues decreased $5.7 million, or 5.1%, to $107.0 million. This decrease was attributable to the impact of a softer economy and the annual rotation of convention business among different markets that is common in the meeting and convention industry. The collection of a $2.2 million cancellation fee in the second quarter of 2000 also adversely affects comparisons with the prior year period. The Opryland Hotel Nashville's occupancy rate decreased to 69.0% in the first six months of 2001 compared to 73.2% in the first six months of 2000. The Opryland Hotel Nashville sold 345,200 room nights in the first six months of 2001 compared to 368,600 room nights sold in the same period of 2000, reflecting a 6.3% decrease from 2000. Revenue per available room (RevPAR) for the Opryland Hotel Nashville decreased 4.7% to $99.71 for the first six months of 2001 compared to $104.62 in the first six months of 2000. The Opryland Hotel Nashville's average daily rate increased to $144.44 in the first six months of 2001 from $142.85 in the first six months of 2000.

Revenues in the music, media and entertainment segment decreased $18.1 million, or 27.6%, to $47.4 million in the second quarter of 2001, and decreased $17.7 million, or 14.9%, to $101.3 million in the first six months of 2001. Excluding the revenues of the Divested Businesses from both periods, revenues in the music, media and entertainment segment decreased $3.2 million, or 6.2%, in the second quarter of 2001, and decreased $0.2 million, or 0.2%, for the six months ending June 30, 2001. Word revenues decreased $9.0 million in the first six months of 2001 as a result of a lower number of new releases. Revenues of the Company's radio stations decreased $1.1 million in the first six months of 2001 as a result of a weak advertising market and significant competition with the country music radio stations. The decreases in revenues were partially offset by the increased revenues of Corporate Magic, which was acquired in March 2000. Revenues of Corporate Magic increased $9.2 million in the first six months of 2001 as compared to revenues subsequent to its acquisition in March 2000.

Operating Expenses

Total operating expenses decreased $23.3 million, or 16.0%, to $121.9 million in the second quarter of 2001, and decreased $27.6 million, or 10.2%, to $243.8 million in the first six months of 2001. Operating costs, as a percentage of revenues, decreased to 67.7% during the first six months of 2001 as compared to 71.3% during the first six months of 2000. Selling, general and administrative expenses, as a percentage of revenues, decreased to 26.8% during the first six months of 2001 as compared to 28.1% during the first six months of 2000.

Operating costs decreased $24.7 million, or 26.4%, to $68.9 million in the second quarter of 2001, and decreased $25.7 million, or 14.8%, to $147.7 million in the first six months of 2001. Excluding the operating costs of the Divested Businesses from both periods, operating costs decreased $7.4 million, or 9.8%, to $68.9 million in the second quarter of 2001, and decreased $3.9 million, or 2.6%, to $145.4 million in the first six months of 2001. The decrease in the first six months of 2001 is primarily attributable to decreased operating costs of Word of $8.8 million related to lower revenues, lower employment costs and lower warehousing costs. Operating costs of the Opryland Hotel Nashville decreased $1.2 million related to lower revenues in the first six months of 2001. The decreases were partially offset by increased operating costs in the first six months of 2001 of Corporate Magic, which was acquired in March 2000, of $8.6 million related to increased revenues.

Selling, general and administrative expenses decreased $6.9 million, or 18.8%, to $29.6 million in the second quarter of 2001, and decreased $9.7 million, or 14.3%, to $58.5 million in the first six months of 2001. Excluding the selling, general and administrative expenses of the Divested Businesses from both periods, selling, general and administrative expenses increased $0.1 million to $29.6 million for the second quarter of 2001 and increased $0.2 million to $57.5 million for the first six months of 2001.

Preopening costs increased $1.1 million, or 87.9%, to $2.4 million in the second quarter of 2001, and increased $1.6 million, or 57.9%, to $4.3 million in the first six months of 2001. Preopening costs are related to the development of the Opryland Hotel Florida and Opryland Hotel Texas.

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11.4 million. These charges include an investment in an IMAX movie of $5.7 million, a minority investment in a technology business of $4.6 million and an investment in idle real estate of $1.1 million. The Company began production of an IMAX movie during 2000 that will portray the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5.7 million impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses has created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4.6 million during the second quarter of 2001. The impairment charge related to idle real estate of $1.1 million recorded during the second quarter of 2001 is based upon certain third-party offers received during the second quarter of 2001 for such property.

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $16.4 million related to exiting certain lines of business and implementing a new strategic plan. The restructuring charges consisted of contract termination costs of $10.0 million to exit specific activities and employee severance and related costs of $6.4 million. During the second quarter of 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $2.3 million of the restructuring charges originally recorded during the fourth quarter of 2000.

Depreciation and amortization decreased $2.0 million, or 14.4%, to $12.0 million in the second quarter of 2001, and decreased $2.8 million, or 10.4%, to $24.2 million in the first six months of 2001. Excluding the depreciation and amortization of the Divested Businesses from both periods, depreciation and amortization increased $0.4 million, or 3.6%, to $12.0 million in the second quarter of 2001 and increased $1.2 million, or 5.3%, to $23.8 million in the first six months of 2001. The increase in the first six months of 2001 is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with acquisitions.

Operating Income (Loss)

Total operating loss increased $5.6 million to an operating loss of $17.7 million in the second quarter of 2001, and decreased $2.5 million to an operating loss of $25.6 million in the first six months of 2001. Operating income in the hospitality and attractions segment decreased $6.6 million during the first six months of 2001 as a result of decreased operating income of the Opryland Hotel Nashville. Music, media and entertainment segment operating loss decreased $19.3 million during the first six months of 2001 primarily due to the effects of the Divested Businesses. Excluding the operating results of the Divested Business from both periods, the operating loss of the music, media and entertainment segment decreased $1.5 million to $7.5 million. Operating loss of the corporate and other segment decreased $0.5 million during the first six months of 2001 as a result of personnel reductions and stringent cost controls.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $4.8 million to $12.1 million for the second quarter of 2001, and increased $8.4 million to $21.2 million in the first six months of 2001. The increases are primarily attributable to higher average borrowing levels, including the secured forward exchange contract, higher average interest rates and the amortization of deferred financing costs. The increase in the first six months of 2001 was partially offset by increased capitalized interest related to new hotel construction of $6.3 million. The Company's weighted average interest rate on its borrowings, including amortization of the deferred financing costs related to the secured forward exchange contract entered into during the second quarter of 2000, was 7.1% in the first six months of 2001 as compared to 6.7% in the first six months of 2000.

Interest Income

Interest income increased $0.7 million to $2.3 million for the second quarter of 2001, and increased $1.3 million to $3.4 million in the first six months of 2001. The increase in the first six months of 2001 primarily relates to an increase in invested cash balances.

Unrealized Gain (Loss) on Viacom Stock and Derivatives

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and reclassified its investment in Viacom stock from available-for-sale to trading. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The Company recorded a $29.4 million nonrecurring pretax gain on January 1, 2001 to record the initial reclassification of its Viacom stock investment. In addition, the Company recorded a pretax gain of $55.0 million related to the increase in the fair value of the Viacom stock investment during the first six months of 2001. In accordance with SFAS No. 133, the Company recorded a pretax loss of $27.1 million related to the decrease in the fair value during the first six months of 2001 of the derivatives associated with the secured forward exchange contract.

Other Gains and Losses

The indemnification period related to the 1999 disposal of television station KTVT ended during the second quarter of 2001, which allowed the Company to recognize a non-operating pretax gain of $4.6 million related to the settlement of the remaining contingencies.

Income Taxes

The benefit for income taxes decreased $5.5 million to $1.0 million for the second quarter of 2001. The provision for income taxes increased $19.5 million to $6.0 million in the first six months of 2001. The effective tax rate on income (loss) before provision (benefit) for income taxes was 33.0% for the first six months of 2001 compared to 34.5% for the first six months of 2000. In addition, the Company recorded deferred taxes of $6.4 million in the first six months of 2001 associated with the cumulative effect of an accounting change.

Discontinued Operations

On June 1, 2001, the Company adopted a formal plan to sell its international cable networks. The operating results of the international cable networks prior to June 1, 2001 are reflected as discontinued operations, net of taxes, in the condensed consolidated statements of operations. The Company anticipates completing the sale within the next twelve months and expects to recognize a gain on the sale. The operating results of the international cable networks during June 2001 have been deferred and reflected in net assets of discontinued operations on the accompanying condensed consolidated balance sheet. For the month ended June 30, 2001, the revenues and net losses of the international cable networks were $0.4 million and $0.5 million, respectively.

Cumulative Effect of Accounting Change

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. On January 1, 2001, the Company recorded a gain of $11.9 million, net of deferred taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company, through special purpose entities, entered into two loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "2001 Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of the Opryland Hotel Nashville and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Opryland Hotel Nashville, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. For the six month period ended June 30, 2001, the weighted average interest rates on the Senior Loan and Mezzanine Loan were 7.4% and 13.0%, respectively. At the Company's option, the 2001 Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of approximately $0.7 million during its three-year term. The 2001 Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.5%. The Company used $235 million of the proceeds from the Senior Loan to refinance its six-month interim loan (the "Interim Loan"). At closing, the Company was required to escrow certain amounts, including $20 million related to future capital expenditures of the Opryland Hotel Nashville. The net proceeds from the 2001 Loans, after refinancing of the Interim Loan, required escrows and fees, were approximately $98 million. At June 30, 2001, the unamortized balance of the deferred financing costs related to the 2001 Loans is $17.1 million. The 2001 Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At June 30, 2001, the Company was in compliance with all covenants under the 2001 Loans.

While the Company has available the balance of the net proceeds from the 2001 Loans, proceeds from the sale of businesses to OPUBCO and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to the Opryland Hotel Florida and Opryland Hotel Texas and to fund its anticipated operating losses on both a short-term and long-term basis.

The Company has received commitments from three financial institutions for a $210 million credit facility for general corporate purposes, including the financing of the Florida hotel project, and expects to finalize this financing in the third quarter of 2001. The Company anticipates that the proceeds from this financing combined with the 2001 Loans will allow it to complete the construction of the hotel, open it on schedule in February 2002, and provide initial working capital. The Company is also pursuing financing alternatives for the Texas hotel project.

While there is no assurance that any such financing will be secured, the Company has had discussions with certain lenders and believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

The Company currently projects capital expenditures for 2001 of approximately $315 million, which includes approximately $285 million related to the Company's new hotel construction in Florida and Texas. The Company's capital expenditures from continuing operations for the six months ended June 30, 2001 were $124.8 million.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company will adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002 and is currently assessing the impact the new standards will have on its financial statements.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those included in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those anticipated in forward-looking statements. These factors, many of which are beyond the Company's control, include the level of popularity of country and Christian music; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Company to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; the impact of weather on construction schedules; the Company's ability to obtain long-term financing on acceptable terms; the ability of the Company to successfully complete the proposed divestitures described herein; and the Company's ability to attract and retain management personnel for its various operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at June 30, 2001, the Company believes that the effects of changes in the stock price of Viacom, Inc. common stock, changes in fair value of derivatives and changes in interest rates on the Company's consolidated financial position, results of operations or cash flows could be material as further discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  Inapplicable

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Inapplicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 3, 2001 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to amend the Company's Restated Certificate of Incorporation to eliminate classes of directors and provide for annual election of all directors upon the expiration of each director's current term. A total of 28,539,881 votes were cast for such proposal, 14,535 votes were cast against such proposal, and 10,175 votes abstained with respect to such proposal. There were 1,616,583 broker nonvotes on such proposal.

                  The stockholders of the Company also voted to elect three directors whose terms expired at the Annual Meeting, Edward L. Gaylord, Joe M. Rodgers, and Craig L. Leipold, for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                    Withheld/
                  Nominee                        For               Abstained
                  -------                     ----------           ---------
                  Edward L. Gaylord           29,567,109            614,065
                  Joe M. Rodgers              29,863,546            317,628
                  Craig L. Leipold            29,628,077            553,097

                  The third proposal submitted to the stockholders of the Company was the ratification of the appointment of Arthur Andersen LLP as the independent public accountants for the Company in 2001. A total of 29,829,968 votes were cast for such proposal, 347,809 votes were cast against such proposal, and 3,397 votes abstained with respect to such proposal. There were no broker nonvotes with respect to the proposal.

         ITEM 5.  OTHER INFORMATION

                  On April 23, 2001, the Company appointed Colin V. Reed as a director and its President and Chief Executive Officer and Michael D. Rose as a director and Chairman of the Board. Prior to joining the Company, Mr. Reed had served as a member of the three-executive office of the president of Harrah's Entertainment, Inc. since May 1999, executive vice president of Harrah's Entertainment from September 1995 to May 1999 and chief financial officer of Harrah's Entertainment since April 1997. Upon the resignation of the Company's Chief Financial Officer in July 2001, Mr. Reed also assumed the position of acting Chief Financial Officer. The Company presently is recruiting a Chief Financial Officer. Mr. Rose previously served as chairman of both Harrah's Entertainment and Promus Hotel Corporation, retiring as chairman of Harrah's Entertainment in December 1996 and as chairman of Promus in 1997.

                  Mr. Reed entered into an employment agreement with the Company and Mr. Rose entered into an agreement regarding his service as Chairman of the Company's Board of Directors. Mr. Reed's agreement provides for a four-year term as President and Chief Executive Officer of the Company, a base salary, incentive cash bonus compensation based upon the Company's attainment of prescribed performance targets, stock options vesting over four years, shares of restricted stock with restrictions being removed over four years, and other senior executive benefits. Mr. Rose's agreement provides for a two-year term as Chairman of the Board of Directors of the Company, remuneration for his services, stock options vesting over four years, and shares of restricted stock with restrictions being removed over four years. Each agreement also provides for the accelerated vesting of stock options and removal of limitations on restricted stock if the executive's employment is terminated in certain circumstances, including upon a change of control. In addition, if Edward L. Gaylord or his affiliates consummate a "going private" transaction, all of their stock options would vest and all restrictions would be removed from their restricted shares.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits following the Signatures page.
                  (b) A Current Report on Form 8-K, dated April 24, 2001, reporting Regulation FD disclosure under Item 9 was filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GAYLORD ENTERTAINMENT COMPANY



Date:  August 14, 2001               By: /s/ Colin V. Reed
       ----------------                  ---------------------------------------
                                         Colin V. Reed
                                         President, Chief Executive Officer,
                                         and acting Chief Financial Officer
                                         (Principal Executive and Financial
                                         Officer)

                                INDEX TO EXHIBITS


3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated October 7, 1997).

3.2 Amendment to the Registrant's Restated Certificate of Incorporation, effective May 3, 2001.

10.1 Executive Employment Agreement dated as of April 23, 2001 between the Registrant and Colin V. Reed.

10.2     Agreement dated as of April 23, 2001 between the Registrant and Michael
         D. Rose.