Form 10-Q
period 2001-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2001-11-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                                          73-0664379
--------------------------------------------------                  ------------------------------------------------
         (State or other jurisdiction of                                           (I.R.S. Employer
         incorporation or organization)                                           Identification No.)

                One Gaylord Drive
              Nashville, Tennessee                                                       37214
--------------------------------------------------                  ------------------------------------------------
     (Address of principal executive offices)                                         (Zip Code)


                                 (615) 316-6000
                               ------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                               Outstanding as of October 31, 2001
          -----                               ----------------------------------
Common Stock, $.01 par value                            33,758,291 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended September 30, 2001 and 2000                 3

                  Condensed Consolidated Statements of Operations -
                       For the Nine Months Ended September 30, 2001 and 2000                  4

                  Condensed Consolidated Balance Sheets -
                       September 30, 2001 and December 31, 2000                               5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 2001 and 2000                  6

                  Notes to Condensed Consolidated Financial Statements                        7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 26


Part II - Other Information

         Item 1.  Legal Proceedings                                                          27

         Item 2.  Changes in Securities and Use of Proceeds                                  27

         Item 3.  Defaults Upon Senior Securities                                            27

         Item 4.  Submission of Matters to a Vote of Security Holders                        27

         Item 5.  Other Information                                                          27

         Item 6.  Exhibits and Reports on Form 8-K                                           27

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      2001                2000
                                                                    ---------           --------
Revenues                                                            $  75,130           $ 83,028

Operating expenses:
    Operating costs                                                    50,452             54,382
    Selling, general and administrative                                18,323             27,185
    Preopening costs                                                    3,153              1,369
    Depreciation and amortization                                      10,321             11,596
                                                                    ---------           --------

      Operating loss                                                   (7,119)           (11,504)

Interest expense, net of amounts capitalized                           (9,039)            (6,554)
Interest income                                                         1,309              1,185
Unrealized loss on Viacom stock                                      (189,802)                --
Unrealized gain on derivatives                                        168,300                 --
Other gains and losses                                                   (204)               384
                                                                    ---------           --------

       Loss from continuing operations before income taxes            (36,555)           (16,489)

Benefit for income taxes                                              (12,066)            (4,990)
                                                                    ---------           --------

       Loss from continuing operations                                (24,489)           (11,499)

Loss from discontinued operations, net of taxes                       (20,672)            (7,551)
                                                                    ---------           --------

       Net loss                                                     $ (45,161)          $(19,050)
                                                                    =========           ========

Loss per share:
       Loss from continuing operations                              $   (0.73)          $  (0.34)
       Loss from discontinued operations                                (0.62)             (0.23)
                                                                    ---------           --------
       Net loss                                                     $   (1.35)          $  (0.57)
                                                                    =========           ========

Loss per share - assuming dilution:
       Loss from continuing operations                              $   (0.73)          $  (0.34)
       Loss from discontinued operations                                (0.62)             (0.23)
                                                                    ---------           --------
       Net loss                                                     $   (1.35)          $  (0.57)
                                                                    =========           ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       2001               2000
                                                                    ---------           ---------
Revenues                                                            $ 237,296           $ 248,970

Operating expenses:
    Operating costs                                                   158,724             167,677
    Selling, general and administrative                                55,520              73,181
    Preopening costs                                                    7,461               4,098
    Impairment and other charges                                       11,388                  --
    Restructuring charges                                              (2,304)                 --
    Depreciation and amortization                                      31,017              34,493
                                                                    ---------           ---------

      Operating loss                                                  (24,510)            (30,479)

Interest expense, net of amounts capitalized                          (29,957)            (19,147)
Interest income                                                         4,550               3,107
Unrealized loss on Viacom stock                                      (105,397)                 --
Unrealized gain on derivatives                                        141,219                  --
Other gains and losses                                                  6,205                  59
                                                                    ---------           ---------

       Loss from continuing operations before income taxes             (7,890)            (46,460)

Benefit for income taxes                                               (2,605)            (15,332)
                                                                    ---------           ---------

       Loss from continuing operations                                 (5,285)            (31,128)

Loss from discontinued operations, net of taxes                       (31,219)            (17,206)
Cumulative effect of accounting change, net of taxes                   11,909                  --
                                                                    ---------           ---------

       Net loss                                                     $ (24,595)          $ (48,334)
                                                                    =========           =========

Loss per share:
       Loss from continuing operations                              $   (0.16)          $   (0.93)
       Loss from discontinued operations                                (0.93)              (0.52)
       Cumulative effect of accounting change                            0.36                  --
                                                                    ---------           ---------

       Net loss                                                     $   (0.73)          $   (1.45)
                                                                    =========           =========

Loss per share - assuming dilution:
       Loss from continuing operations                              $   (0.16)          $   (0.93)
       Loss from discontinued operations                                (0.93)              (0.52)
       Cumulative effect of accounting change                            0.36                  --
                                                                    ---------           ---------
       Net loss                                                     $   (0.73)          $   (1.45)
                                                                    =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                                                2001                  2000
                                                                                           -------------          ------------
                                                          ASSETS
Current assets:
    Cash and cash equivalents - unrestricted                                                $    40,868           $    28,091
    Cash and cash equivalents - restricted                                                       25,432                12,667
    Trade receivables, less allowance of $3,421 and $3,449, respectively                         30,036                23,302
    Inventories                                                                                   3,764                 4,572
    Deferred financing costs                                                                     26,865                29,674
    Other current assets                                                                         14,708                36,058
    Current assets of discontinued operations                                                    48,500                81,289
                                                                                            -----------           -----------
        Total current assets                                                                    190,173               215,653
                                                                                            -----------           -----------

Property and equipment, net of accumulated depreciation                                         933,295               763,937
Intangible assets, net of accumulated amortization                                               20,365                21,838
Investments                                                                                     455,686               597,213
Long-term notes receivable, net                                                                  18,794                18,830
Fair value of derivative assets                                                                 206,160                    --
Long-term deferred financing costs                                                              139,921               144,998
Other long-term assets                                                                           35,763                41,905
Long-term assets of discontinued operations                                                      73,267               135,179
                                                                                            -----------           -----------
        Total assets                                                                        $ 2,073,424           $ 1,939,553
                                                                                            ===========           ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                       $     8,004           $   175,500
    Accounts payable and accrued liabilities                                                    108,246               112,274
    Current liabilities of discontinued operations                                               20,092                40,949
                                                                                            -----------           -----------
        Total current liabilities                                                               136,342               328,723
                                                                                            -----------           -----------

Secured forward exchange contract                                                               613,054               613,054
Long-term debt, net of current portion                                                          362,994                    --
Deferred income taxes                                                                           180,662               204,805
Fair value of derivative liabilities                                                             46,619                    --
Other liabilities                                                                                38,805                43,009
Long-term liabilities of discontinued operations                                                  4,487                20,551
Minority interest                                                                                 1,746                 1,546

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                                        --                    --
    Common stock, $.01 par value, 100,000 shares authorized,
        33,707 and 33,411 shares issued and outstanding, respectively                               337                   334
    Additional paid-in capital                                                                  519,349               513,599
    Retained earnings                                                                           172,963               197,558
    Unrealized gain on investments                                                                   --                17,957
    Other stockholders' equity                                                                   (3,934)               (1,583)
                                                                                            -----------           -----------
        Total stockholders' equity                                                              688,715               727,865
                                                                                            -----------           -----------
        Total liabilities and stockholders' equity                                          $ 2,073,424           $ 1,939,553
                                                                                            ===========           ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                        2001               2000
                                                                                                     ---------           ---------
Cash Flows from Operating Activities:
    Net loss                                                                                         $ (24,595)          $ (48,334)
    Amounts to reconcile net loss to net cash flows
        provided by (used in) operating activities:
        Loss on discontinued operations, net                                                            31,219              17,206
        Impairment and other charges                                                                    11,388                  --
        Cumulative effect of accounting change, net                                                    (11,909)                 --
        Unrealized gain on derivatives                                                                (141,219)                 --
        Unrealized loss on Viacom stock                                                                105,397                  --
        Depreciation and amortization                                                                   31,017              34,493
        Deferred income taxes                                                                           (3,705)             (1,201)
        Amortization of deferred financing costs                                                        26,895              11,367
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                                                           (6,734)             (7,324)
            Accounts payable and accrued liabilities                                                    (5,465)             (1,104)
            Income tax receivable                                                                       23,868              (5,851)
            Other assets and liabilities                                                                (3,187)              6,506
                                                                                                     ---------           ---------
        Net cash flows provided by operating activities - continuing operations                         32,970               5,758
        Net cash flows used in operating activities - discontinued operations                           (9,413)            (22,743)
                                                                                                     ---------           ---------
        Net cash flows provided by (used in) operating activities                                       23,557             (16,985)
                                                                                                     ---------           ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                                               (203,345)           (146,231)
    Acquisition of businesses, net of cash acquired                                                         --             (11,620)
    Investments in, advances to and distributions from affiliates, net                                   2,247              (5,708)
    Other investing activities                                                                          (3,009)             (4,895)
                                                                                                     ---------           ---------
        Net cash flows used in investing activities - continuing operations                           (204,107)           (168,454)
        Net cash flows provided by (used in) investing activities - discontinued operations             18,182             (19,668)
                                                                                                     ---------           ---------
        Net cash flows used in investing activities                                                   (185,925)           (188,122)
                                                                                                     ---------           ---------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                                                       (239,502)               (500)
    Proceeds from issuance of long-term debt                                                           435,000                 500
    Net repayments under revolving credit agreements                                                        --            (294,000)
    Cash proceeds from secured forward exchange contract                                                    --             613,054
    Deferred financing costs paid                                                                      (19,581)           (106,717)
    Increase in restricted cash                                                                        (12,765)             (3,960)
    Proceeds from exercise of stock option and purchase plans                                            2,084               2,067
                                                                                                     ---------           ---------
        Net cash flows provided by financing activities - continuing operations                        165,236             210,444
        Net cash flows provided by financing activities - discontinued operations                        3,250               9,019
                                                                                                     ---------           ---------
        Net cash flows provided by financing activities                                                168,486             219,463
                                                                                                     ---------           ---------

Net change in cash                                                                                       6,118              14,356
Decrease in cash balance - discontinued operations                                                       6,659               5,747
Cash, beginning of period                                                                               28,091              10,955
                                                                                                     ---------           ---------
Cash, end of period                                                                                  $  40,868           $  31,058
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.       BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5,346 and $16,736 from operating expenses to revenues for the three months and nine months ended September 30, 2000, respectively. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

During the third quarter of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001 as further described in Note 4.

2.       INCOME PER SHARE:

The Company calculates income per share using SFAS No. 128, "Earnings per Share". The weighted average number of common shares outstanding is calculated as follows:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------         -------------------
                                                   2001          2000           2001         2000
                                                  ------        ------         ------       ------
Weighted average shares outstanding               33,558        33,405         33,501       33,369
Effect of dilutive stock options                      --            --             --           --
                                                  ------        ------         ------       ------
Weighted average shares outstanding -
     assuming dilution                            33,558        33,405         33,501       33,369
                                                  ======        ======         ======       ======


For the three months ended September 30, 2001 and 2000, the Company's effect of dilutive stock options was the equivalent of 123 shares and 109 shares, respectively, of common stock outstanding. For the nine months ended September 30, 2001 and 2000, the Company's effect of dilutive stock options was the equivalent of 128 shares and 136 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

3.       COMPREHENSIVE INCOME:

Comprehensive income is as follows:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 --------------------      ---------------------
                                                   2001        2000          2001         2000
                                                 --------    --------      --------     --------
Net loss                                         $(45,161)   $(19,050)     $(24,595)    $(48,334)
Unrealized loss on investments                         --     (65,127)      (17,957)      (2,907)
Unrealized loss on interest rate hedges              (466)         --          (572)          --
Foreign currency translation                          301        (190)          788         (788)
                                                 --------    --------      --------     --------
        Comprehensive loss                       $(45,326)   $(84,367)     $(42,336)    $(52,029)
                                                 ========    ========      ========     ========


4.       DISCONTINUED OPERATIONS:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001. Accordingly, SFAS No. 144 required the Company to restate the Company's results of operations and cash flows of the first and second quarters of 2001 to reflect adoption of this new accounting standard as of January 1, 2001.

As a result of the adoption of SFAS No. 144, the Company has reflected the following businesses as discontinued operations: Word Entertainment ("Word"), the Company's contemporary Christian music company; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in March 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in the second quarter of 2001. The results of operations of these businesses, including any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying condensed consolidated statements of operations. The assets and liabilities of these businesses are reflected as discontinued operations in the accompanying condensed consolidated balance sheets.

During the third quarter of 2001, the Company committed to a plan to sell Word. The Company expects to dispose of Word in the next twelve months. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29,000 in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. Word's assets, liabilities and results of operations have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. During the third quarter of 2001, the Company completed the disposal of Word's operations in the United Kingdom and recognized a pretax loss of $722, which is included in discontinued operations in the accompanying condensed consolidated statements of operations.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. The Company anticipates completing the disposal within the next nine months. The operating results of the international cable networks are reflected as discontinued operations, net of taxes, in the accompanying condensed consolidated statements of operations. The assets and liabilities of the international cable networks are presented as discontinued operations in the accompanying condensed consolidated balance sheets. Prior to the adoption of SFAS No. 144, the international cable networks were accounted for as discontinued operations under APB Opinion No. 30, which required the deferral of the losses produced by the international cable networks subsequent to June 1, 2001. The adoption of SFAS No. 144 required the Company to restate the second quarter of 2001 and recognize these deferred losses, excluding depreciation and amortization, of $410, net of income taxes.

During March 2001, the Company sold five businesses: Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company, to affiliates of OPUBCO for $22,000 in cash and the assumption of debt of $19,318. During the first quarter of 2001, the Company recognized a pretax loss of $1,673 related to the sale in discontinued operations in the accompanying condensed consolidated statement of operations. The operating results of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company are reflected as discontinued operations, net of taxes, in the accompanying condensed consolidated statements of operations until the date of sale. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors collectively own a significant ownership interest in the Company.

During the second quarter of 2001, the Company sold its water taxi operations and recognized a pretax loss of $212, which is reflected as discontinued operations in the accompanying condensed consolidated statements of operations. The water taxi operations prior to disposal have been accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

The results of operations of businesses accounted for as discontinued operations are as follows:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               --------------------         ---------------------
                                                 2001        2000             2001        2000
                                               --------    --------         --------    ---------
REVENUES:
   Word Entertainment                          $ 33,322    $ 36,753         $ 87,184    $  99,346
   International cable networks                   1,264       1,260            3,815        3,785
   Businesses sold to OPUBCO                         --       9,526            2,195       24,199
   Water taxis                                       --         209                9          318
                                               --------    --------         --------    ---------
      Total revenues of
         discontinued operations               $ 34,586    $ 47,748         $ 93,203    $ 127,648
                                               ========    ========         ========    =========

OPERATING INCOME (LOSS):
   Word Entertainment                          $    367    $ (3,158)        $ (6,263)   $  (9,832)
   International cable networks                  (1,280)     (2,837)          (5,463)      (8,122)
   Businesses sold to OPUBCO                         --      (2,263)          (1,459)      (4,604)
   Water taxis                                       --          60             (112)         (63)
                                               --------    --------         --------    ---------
      Total operating loss of
         discontinued operations               $   (913)   $ (8,198)        $(13,297)   $ (22,621)
                                               ========    ========         ========    =========

PRETAX INCOME (LOSS):
   Word Entertainment                          $(29,327)   $ (5,664)        $(36,179)   $ (12,339)
   International cable networks                  (1,526)     (3,014)          (6,731)      (8,586)
   Businesses sold to OPUBCO                         --      (2,323)          (3,361)      (4,692)
   Water taxis                                       --          60             (324)         (63)
                                               --------    --------         --------    ---------
      Total pretax loss of
         discontinued operations                (30,853)    (10,941)         (46,595)     (25,680)

Benefit for income taxes                        (10,181)     (3,390)         (15,376)      (8,474)
                                               --------    --------         --------    ---------

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF TAXES                                $(20,672)   $ (7,551)        $(31,219)   $ (17,206)
                                               ========    ========         ========    =========

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                 2001                2000
                                                                              -----------         -----------
Current assets:
   Cash and cash equivalents                                                     $  1,102          $  7,761
   Trade receivables, less allowance of $1,703 and $5,003, respectively            27,848            43,567
   Inventories                                                                      8,572            12,321
   Prepaid expenses                                                                10,010            12,589
   Other current assets                                                               968             5,051
                                                                                 --------          --------
      Total current assets                                                         48,500            81,289
Property and equipment, net of accumulated depreciation                            17,204            15,023
Intangible assets, net of accumulated amortization                                 30,280            81,954
Music and film catalogs                                                            10,696            26,237
Other long-term assets                                                             15,087            11,965
                                                                                 --------          --------
      Total long-term assets                                                       73,267           135,179
                                                                                 --------          --------
      Total assets                                                               $121,767          $216,468
                                                                                 ========          ========

Current liabilities:
   Current portion of long-term debt                                             $  1,378          $  1,378
   Accounts payable and accrued expenses                                           18,714            39,571
                                                                                 --------          --------
      Total current liabilities                                                    20,092            40,949
Long-term debt, net of current portion                                              4,483            20,551
Other long-term liabilities                                                             4                --
                                                                                 --------          --------
     Total long-term liabilities                                                    4,487            20,551
                                                                                 --------          --------
     Total liabilities                                                           $ 24,579          $ 61,500
                                                                                 ========          ========

5.       IMPAIRMENT AND OTHER CHARGES:

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11,388. These charges include an investment in an IMAX movie of $5,669, a minority investment in a technology business of $4,576 and an investment in idle real estate of $1,143. The Company began production of an IMAX movie during 2000 that will portray the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5,669 impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4,576 during the second quarter of 2001. The impairment charge related to idle real estate of $1,143 recorded during the second quarter of 2001 was based upon certain third-party offers received during the second quarter of 2001 for such property.

6.       DEBT:

Subsequent to September 30, 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210,000 with Deutsche Banc Alex Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Lenders"). Proceeds of the Term Loan will be used to finance the completion of the Gaylord Palms resort, formerly known as the Opryland Hotel Florida, and general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms resort.

At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The Term Loan contains provisions that allow the Lenders to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan. Borrowings under the Term Loan are limited to an amount equal to 50% of the total costs incurred related to the construction of the Gaylord Palms resort. The maximum amount available under the Term Loan reduces to $150,000 in April 2003, to $100,000 in October 2003, and to $50,000 in April 2004, with full repayment due in October 2004. Excess cash flows, as defined, generated by the Gaylord Palms resort are required to be used to reduce outstanding borrowings under the Term Loan until the borrowing capacity is reduced to $85,000. Additionally, the Term Loan requires the net proceeds from all asset sales by the Company to be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60,000. Debt repayments under the Term Loan reduce the borrowing capacity and are not eligible to be re-borrowed. The Company borrowed $100,000 during October 2001 under the Term Loan and was required to escrow certain amounts in a completion reserve account for the Gaylord Palms resort. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions.

During 2000, the Company entered into a six-month $200,000 interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. During the first quarter of 2001, the Company increased the borrowing capacity under the Interim Loan to $250,000.

During March 2001, the Company, through special purpose entities, entered into two loan agreements, a $275,000 senior loan (the "Senior Loan") and a $100,000 mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Company used $235,000 of the proceeds from the Senior Loan to refinance the Interim Loan. The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland resort and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Gaylord Opryland resort, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. For the nine month period ended September 30, 2001, the weighted average interest rates on the Senior Loan and Mezzanine Loan were 6.8% and 12.6%, respectively. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of $667 during its three-year term. The Nashville Hotel Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.5%. At closing, the Company was required to escrow certain amounts, including $20,000 related to future capital expenditures of the Gaylord Opryland resort. The net proceeds from the Nashville Hotel Loans, after the refinancing of the Interim Loan, required escrows and fees, were approximately $97,600. At September 30, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $15,033.

The Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At September 30, 2001, the Company was in compliance with the covenants that would create an event of default under the Nashville Hotel Loans. However, the operating performance of the Gaylord Opryland resort as of September 30, 2001 has triggered certain cash management restrictions in the Nashville Hotel Loans in which all excess cash flows, as defined, will be escrowed. The Company is currently discussing alternatives to the excess cash flow escrow requirement with the lenders of the Nashville Hotel Loans. There can be no assurance that the Company will be released from the excess cash flow escrow requirement or that the Company will remain in compliance with covenants that would create an event of default under the Nashville Hotel Loans.

Additional financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its operating losses. There is no assurance that financing will be secured with terms that are acceptable to the Company. If the Company is unable to secure additional long-term financing, capital expenditures will be curtailed to ensure adequate liquidity to fund the Company's operations. Currently, the Company's management believes that the net cash flows from operations, together with the amount expected to be available from the Company's financing arrangements, will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, on both a short-term and long-term basis.

7.       DERIVATIVE FINANCIAL INSTRUMENTS:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10,938 shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The Company adopted the provisions of SFAS No. 133 on January 1, 2001 and recorded a gain of $11,909, net of taxes of $6,413, as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations, to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001. For the three months and nine months ended September 30, 2001, the Company recorded pretax gains of $168,300 and $141,219, respectively, related to the increase in fair value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29,391 on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the three month and nine month periods ended September 30, 2001, the Company recorded pretax losses of $189,802 and $134,788, respectively, related to the decrease in fair value of the Viacom stock subsequent to January 1, 2001.

8.       RESTRUCTURING CHARGES:

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $16,426 related to exiting certain lines of business and implementing a new strategic plan. The restructuring charges consisted of contract termination costs of $9,987 to exit specific activities and employee severance and related costs of $6,439. During the second quarter of 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $2,304 of the restructuring charges originally recorded during the fourth quarter of 2000. As of September 30, 2001, the Company has recorded cash charges of $9,596 against the restructuring accrual. The remaining balance of the restructuring accrual at September 30, 2001 of $4,526 is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

During October 2001, the Company announced a restructuring of its corporate organization to streamline operations and remove duplicative costs. The Company is reducing management layers and creating a more cross-functional leadership team focused on supporting the Company's core branded businesses in hospitality, attractions and entertainment. As a result of this restructuring, the Company expects to record a pretax restructuring charge in the range of approximately $5,000 to $8,000 during the fourth quarter of 2001.

9.       SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest for the three months and nine months ended September 30, 2001 and 2000 was comprised of:

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                         ----------------------               -------------------------
                                          2001           2000                   2001            2000
                                         -------       --------               ---------       ---------
Debt interest paid                       $ 5,759       $    368               $  17,755       $  12,193
Deferred financing costs paid                (19)            62                  19,581         106,717
Capitalized interest                      (4,913)        (1,527)                (13,220)         (3,503)
                                         -------       --------               ---------       ---------
                                         $   827       $ (1,097)              $  24,116       $ 115,407
                                         =======       ========               =========       =========

10.      NEWLY ISSUED ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002 and is currently assessing the impact the adoption of the new standards will have on its financial statements. However, the Company anticipates that a substantial amount of its intangible assets will no longer be amortized beginning January 1, 2002 with the adoption of the new standards.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003 and is currently assessing the impact of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001.

11.      FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company is organized and managed based upon its products and services. The following information is derived from the Company's internal financial reports used for corporate management purposes, excluding discontinued operations.

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                            -----------------------           --------------------------
                                              2001           2000               2001              2000
                                            --------       --------           ---------        ---------
Revenues:
    Hospitality and attractions             $ 58,774       $ 61,997           $ 175,676        $ 186,195
    Music, media and entertainment            16,332         21,031              61,547           62,775
    Corporate and other                           24             --                  73               --
                                            --------       --------           ---------        ---------
        Total                               $ 75,130       $ 83,028           $ 237,296        $ 248,970
                                            ========       ========           =========        =========

Depreciation and amortization:
    Hospitality and attractions             $  6,897       $  6,544           $  20,565        $  19,878
    Music, media and entertainment             1,826          3,923               5,664           10,414
    Corporate and other                        1,598          1,129               4,788            4,201
                                            --------       --------           ---------        ---------
        Total                               $ 10,321       $ 11,596           $  31,017        $  34,493
                                            ========       ========           =========        =========

Operating income (loss):
    Hospitality and attractions             $  5,883       $ 11,233           $  19,857        $  31,825
    Music, media and entertainment              (924)       (12,524)             (1,771)         (31,730)
    Corporate and other                       (8,925)        (8,844)            (26,051)         (26,476)
    Preopening costs                          (3,153)        (1,369)             (7,461)          (4,098)
    Impairment and other charges                  --             --             (11,388)              --
    Restructuring charges                         --             --               2,304               --
                                            --------       --------           ---------        ---------
        Total                               $ (7,119)      $(11,504)          $ (24,510)       $ (30,479)
                                            ========       ========           =========        =========

ITEM     2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS SEGMENTS

The Company is managed using the following three business segments: hospitality and attractions; music, media and entertainment; and corporate and other. The hospitality and attractions segment primarily consists of the Gaylord Opryland resort in Nashville, Tennessee; the Gaylord Palms resort in Florida, which is scheduled to open in February 2002; the Gaylord Opryland Texas resort, which is under construction in Grapevine, Texas; as well as the General Jackson Showboat and various other tourist attractions located in Nashville, Tennessee. The Gaylord Opryland resort is owned and operated by Opryland Hotel Nashville, LLC, a wholly-owned Delaware special purpose entity. The music, media and entertainment segment primarily consists of the Grand Ole Opry; the Wildhorse Saloon in Nashville; Acuff-Rose Music Publishing; Corporate Magic, Inc., a company specializing in the production of creative events in the corporate entertainment marketplace; and three radio stations in Nashville, Tennessee. The Company's unallocated corporate expenses are reported separately.

TERRORIST ATTACKS

As a result of the September 11, 2001 terrorist attacks, the hospitality industry has struggled with low occupancy rates, which resulted from decreased travel. Specifically, the Company received numerous group cancellations as a result of the terrorist attacks, the majority of which were for bookings in the months of September and October, 2001. However, many of these groups have rescheduled for dates in the next twelve months. Bookings for the Gaylord Opryland resort and the Gaylord Palms resort slowed during the month of September 2001, but the Company did not experience any significant cancellations of 2002 bookings as a result of the September 11th terrorist attacks. Even though the occupancy rates at the Gaylord Opryland resort declined significantly immediately following the terrorist attacks, the Company does not believe the reduced occupancy levels will be representative of the remainder of 2001.

As a result of the new economic environment following the September 11, 2001 terrorist attacks, the Company has elected a strategy of capital conservation. As a result, the Company is extending the construction period for the Gaylord Opryland Texas resort in Grapevine, Texas for up to nine months and reducing its construction spending in the short term. The Gaylord Opryland Texas resort, originally scheduled to open in August 2003, is now scheduled to open by June 2004.

STRATEGIC DIRECTION

During the second quarter of 2001, the Company hired a new Chairman of the Board of Directors and a new Chief Executive Officer. Under its new management, the Company is currently reassessing its long-term strategy to return to profitability. As a part of this reassessment, the Company intends to divest of certain businesses which produce low returns and are not part of its core strategy.

As part of its revised strategy, the Company has adopted plans to dispose of its international cable networks and Word Entertainment ("Word"), the Company's contemporary Christian music company. The Company is accounting for its international cable networks and Word as discontinued operations as further discussed below.

During October 2001, the Company announced a restructuring of its corporate organization to streamline operations and remove duplicative costs. The Company is reducing management layers and creating a more cross-functional leadership team focused on supporting the Company's core branded businesses in hospitality, attractions and entertainment. As a result of this restructuring, the Company expects to record a pretax restructuring charge in the range of approximately $5 million to $8 million during the fourth quarter of 2001.

In October 2001, the Company announced a re-branding of the Opryland Hotels under the new brand of "Gaylord Hotels". Opryland Hotel Nashville was renamed the Gaylord Opryland, the Opryland Hotel Florida located near Orlando was renamed the Gaylord Palms, and the Opryland Texas Hotel was renamed the Gaylord Opryland Texas.

DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001. Accordingly, SFAS No. 144 required the Company to restate the Company's results of operations and cash flows of the first and second quarters of 2001 to reflect adoption of this new accounting standard as of January 1, 2001.

As a result of the adoption of SFAS No. 144, the Company has reflected the following businesses as discontinued operations: Word, the Company's contemporary Christian music company; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in March 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in the second quarter of 2001.

2000 DIVESTITURES

As part of the Company's strategic assessment completed during the fourth quarter of 2000, the Company closed Gaylord Digital in the fourth quarter of 2000. Gaylord Digital was formed to initiate a focused Internet strategy through the acquisition of a number of websites and investments in technology start-up businesses. Also during 2000, the Company divested the Wildhorse Saloon near Orlando, the KOA Campground located near the Gaylord Opryland resort and ceased plans to develop a country music record label.

The combined operating results for the three month and nine month periods ended September 30 of the businesses divested during 2000 consisting of: Gaylord Digital, Wildhorse Saloon near Orlando, KOA Campground and country music record label development costs ("2000 Divested Businesses") were, in thousands:

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                              -------------------       -------------------
                                2001       2000           2001       2000
                              ---------  --------       --------   --------
Revenues                      $     --   $  2,624       $     --   $  8,062
                              ========   ========       ========   ========

Operating loss                $     --   $(10,869)      $     --   $(27,824)
                              ========   ========       ========   ========

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data from continuing operations for the three month and nine month periods ended September 30, 2001 and 2000 (amounts in thousands). Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and certain related authoritative literature. Accordingly, the Company classified certain amounts as revenues that historically, in accordance with industry practice, were reported as a reduction to operating expenses. To comply with the new requirements, the Company reclassified $5.3 million and $16.7 million from operating expenses to revenues for the three months and nine months ended September 30, 2000, respectively. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                            -----------------------------------   ---------------------------------
                                               2001     %         2000      %        2001      %     2000      %
                                            --------   ----   ---------   -----   --------  -----  --------  ------
Revenues:
  Hospitality and attractions               $ 58,774   78.2    $ 61,997    74.7   $175,676   74.0  $186,195    74.8
  Music, media and entertainment              16,332   21.8      21,031    25.3     61,547   26.0    62,775    25.2
  Corporate and other                             24      -           -       -         73      -         -       -
                                            --------  -----   ---------   -----   --------  -----  --------   -----
      Total revenues                          75,130  100.0      83,028   100.0    237,296  100.0   248,970   100.0
                                            --------  -----   ---------   -----   --------  -----  --------   -----

Operating expenses:
  Operating costs                             50,452   67.2      54,382    65.5    158,724   66.9   167,677    67.3
  Selling, general & administrative           18,323   24.4      27,185    32.7     55,520   23.4    73,181    29.4
  Preopening costs                             3,153    4.2       1,369     1.7      7,461    3.1     4,098     1.6
  Impairment and other charges                     -      -           -       -     11,388    4.8         -       -
  Restructuring charges                            -      -           -       -     (2,304)  (1.0)        -       -
  Depreciation and amortization:
    Hospitality and attractions                6,897              6,544             20,565           19,878
    Music, media and entertainment             1,826              3,923              5,664           10,414
    Corporate and other                        1,598              1,129              4,788            4,201
                                            --------  -----   ---------   -----   --------  -----  --------   -----
    Total depreciation and amortization       10,321   13.7      11,596    14.0     31,017   13.1    34,493    13.9
                                            --------  -----   ---------   -----   --------  -----  --------   -----
      Total operating expenses                82,249  109.5      94,532   113.9    261,806  110.3   279,449   112.2
                                            --------  -----   ---------   -----   --------  -----  --------   -----

Operating income (loss):
    Hospitality and attractions                5,883   10.0      11,233    18.1     19,857   11.3    31,825    17.1
    Music, media and entertainment              (924)  (5.7)    (12,524)  (59.6)    (1,771)  (2.9)  (31,730)  (50.5)
    Corporate and other                       (8,925)     -      (8,844)      -    (26,051)     -   (26,476)      -
    Preopening costs                          (3,153)     -      (1,369)      -     (7,461)     -    (4,098)      -
    Impairment and other charges                   -      -           -       -    (11,388)     -         -       -
    Restructuring charges                          -      -           -       -      2,304      -         -       -
                                            --------  -----   ---------   -----   --------  -----  --------   -----
        Total operating income (loss)       $ (7,119)  (9.5)  $ (11,504)  (13.9)  $(24,510) (10.3) $(30,479)  (12.2)
                                            ========  =====   =========   =====   ========  =====  ========   =====

PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO PERIODS ENDED SEPTEMBER 30, 2000

Revenues

Total revenues decreased $7.9 million, or 9.5%, to $75.1 million in the third quarter of 2001, and decreased $11.7 million, or 4.7%, to $237.3 million in the first nine months of 2001. Excluding the revenues of the 2000 Divested Businesses from 2000, revenues decreased $5.3 million, or 6.6%, in the third quarter of 2001, and decreased $3.6 million, or 1.5%, in the first nine months of 2001 as discussed below.

Revenues in the hospitality and attractions segment decreased $3.2 million, or 5.2%, to $58.8 million in the third quarter of 2001, and decreased $10.5 million, or 5.6%, to $175.7 million in the first nine months of 2001. In the first nine months of 2001, the Gaylord Opryland resort's revenues decreased $8.0 million, or 4.8%, to $159.2 million. This decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels in the weeks following the September 11th terrorist attacks. The collection of a $2.2 million cancellation fee in the second quarter of 2000 also adversely affects comparisons with the prior year period. The Gaylord Opryland resort's occupancy rate decreased to 69.6% in the first nine months of 2001 compared to 74.8% in the first nine months of 2000. The Gaylord Opryland resort sold 526,100 room nights in the first nine months of 2001 compared to 567,600 room nights sold in the same period of 2000, reflecting a 7.3% decrease from 2000. Revenue per available room (RevPAR) for the Gaylord Opryland resort decreased 8.0% to $97.34 for the first nine months of 2001 compared to $105.77 in the first nine months of 2000. The Gaylord Opryland resort's average daily rate decreased to $139.80 in the first nine months of 2001 from $141.43 in the first nine months of 2000. Revenues from the General Jackson Showboat decreased $1.0 million, or 11.8%, in the first nine months of 2001 due to the softer economy and slower tourism in Nashville, Tennessee.

Revenues in the music, media and entertainment segment decreased $4.7 million, or 22.3%, to $16.3 million in the third quarter of 2001, and decreased $1.2 million, or 2.0%, to $61.5 million in the first nine months of 2001. Excluding the revenues of the 2000 Divested Businesses from 2000, revenues in the music, media and entertainment segment decreased $2.4 million, or 13.0%, in the third quarter of 2001, and increased $6.0 million, or 10.8%, in the first nine months of 2001. Revenues of Corporate Magic increased $7.0 million in the first nine months of 2001 as compared to 2000 revenues. Revenues of the Grand Ole Opry increased $1.2 million in the first nine months of 2001 as compared to the same period in 2000. These increases in revenues were partially offset by decreased revenues of the Company's radio stations, which decreased $1.5 million in the first nine months of 2001 as a result of a weak advertising market and significant competition within the broadcasting industry.

Operating Expenses

Total operating expenses decreased $12.3 million, or 13.0%, to $82.2 million in the third quarter of 2001, and decreased $17.6 million, or 6.3%, to $261.8 million in the first nine months of 2001. Operating costs, as a percentage of revenues, decreased to 66.9% during the first nine months of 2001 as compared to 67.3% during the first nine months of 2000. Selling, general and administrative expenses, as a percentage of revenues, decreased to 23.4% during the first nine months of 2001 as compared to 29.4% during the first nine months of 2000.

Operating costs decreased $3.9 million, or 7.2%, to $50.5 million in the third quarter of 2001, and decreased $9.0 million, or 5.3%, to $158.7 million in the first nine months of 2001. Excluding the operating costs of the 2000 Divested Businesses from 2000, operating costs increased $0.8 million, or 1.6%, in the third quarter of 2001, and increased $5.3 million, or 3.4%, in the first nine months of 2001. The operating costs of Corporate Magic increased $7.1 million in the first nine months of 2001 as compared to 2000 related to increased revenues. Operating costs of the Acuff Theater, a venue for concerts and theatrical performances, decreased $1.1 million in the first nine months of 2001 as compared to 2000 due to a decrease in the number of performances.

Selling, general and administrative expenses decreased $8.9 million, or 32.6%, to $18.3 million in the third quarter of 2001, and decreased $17.7 million, or 24.1%, to $55.5 million in the first nine months of 2001.

Excluding the selling, general and administrative expenses of the 2000 Divested Businesses from 2000, selling, general and administrative expenses decreased $2.4 million, or 11.4%, for the third quarter of 2001 and decreased $1.7 million, or 3.0%, for the first nine months of 2001. The decrease in the first nine months of 2001 is primarily attributable to nonrecurring bad debt expense recognized in 2000 of $1.8 million.

Preopening costs increased $1.8 million, or 130.3%, to $3.2 million in the third quarter of 2001, and increased $3.4 million, or 82.1%, to $7.5 million in the first nine months of 2001. Preopening costs are related to the Company's hotel development projects.

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11.4 million. These charges include an investment in an IMAX movie of $5.7 million, a minority investment in a technology business of $4.6 million and an investment in idle real estate of $1.1 million. The Company began production of an IMAX movie during 2000 that will portray the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5.7 million impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4.6 million during the second quarter of 2001. The impairment charge related to idle real estate of $1.1 million recorded during the second quarter of 2001 was based upon certain third-party offers received during the second quarter of 2001 for such property.

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

Depreciation and amortization decreased $1.3 million, or 11.0%, to $10.3 million in the third quarter of 2001, and decreased $3.5 million, or 10.1%, to $31.0 million in the first nine months of 2001. Excluding the depreciation and amortization of the 2000 Divested Businesses from 2000, depreciation and amortization increased $1.0 million, or 10.6%, in the third quarter of 2001 and increased $2.2 million, or 7.7%, in the first nine months of 2001. The increase in the first nine months of 2001 is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with acquisitions.

Operating Income (Loss)

Total operating loss decreased $4.4 million to an operating loss of $7.1 million in the third quarter of 2001, and decreased $6.0 million to an operating loss of $24.5 million in the first nine months of 2001. Operating income in the hospitality and attractions segment decreased $12.0 million during the first nine months of 2001 as a result of decreased operating income of the Gaylord Opryland resort. Music, media and entertainment segment operating loss decreased $30.0 million during the first nine months of 2001 primarily due to the effects of the 2000 Divested Businesses. Excluding the operating results of the 2000 Divested Businesses from 2000, the operating loss of the music, media and entertainment segment decreased $2.1 million during the first nine months of 2001. Operating loss of the corporate and other segment decreased $0.4 million during the first nine months of 2001.

Interest Expense

Interest expense, including the amortization of deferred financing costs, increased $2.5 million to $9.0 million in the third quarter of 2001, and increased $10.8 million to $30.0 million in the first nine months of 2001. The increases are primarily attributable to higher average borrowing levels, including the secured forward exchange contract, higher average interest rates and the amortization of deferred financing costs. The increase in the first nine months of 2001 was partially offset by increased capitalized interest related to new hotel construction of $9.7 million. The Company's weighted average interest rate on its borrowings, including amortization of the deferred financing costs related to the secured forward exchange contract, was 6.6% in the first nine months of 2001 as compared to 6.0% in the first nine months of 2000.

Interest Income

Interest income increased $0.1 million to $1.3 million in the third quarter of 2001 as compared to the same period in 2000, and increased $1.4 million to $4.6 million in the first nine months of 2001 as compared to the first nine months of 2000. The increase in the first nine months of 2001 primarily relates to an increase in invested cash balances.

Unrealized Gain (Loss) on Viacom Stock and Derivatives

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and reclassified its investment in Viacom stock from available-for-sale to trading. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The Company recorded a $29.4 million nonrecurring pretax gain on January 1, 2001 to record the initial reclassification of its Viacom stock investment. In addition, the Company recorded a pretax loss of $134.8 million related to the decrease in the fair value of the Viacom stock investment during the first nine months of 2001. In accordance with SFAS No. 133, the Company recorded a pretax gain of $141.2 million related to the increase in the fair value during the first nine months of 2001 of the derivatives associated with the secured forward exchange contract.

Other Gains and Losses

The indemnification period related to the 1999 disposal of television station KTVT ended during the second quarter of 2001, which allowed the Company to recognize a non-operating pretax gain of $4.6 million related to the settlement of the remaining contingencies in the second quarter of 2001.

Income Taxes

The benefit for income taxes increased $7.1 million to $12.1 million in the third quarter of 2001 and decreased $12.7 million to $2.6 million in the first nine months of 2001. The effective tax rate on loss before benefit for income taxes was 33.0% for the first nine months of 2001 compared to 33.0% for the first nine months of 2000.

Discontinued Operations

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001. Accordingly, SFAS No. 144 required the Company to restate the Company's results of operations and cash flows for the first and second quarters of 2001 to reflect adoption of this new accounting standard as of January 1, 2001.

As a result of the adoption of SFAS No. 144, the Company has reflected the following businesses as discontinued operations: Word; the Company's international cable networks; the businesses sold to affiliates of OPUBCO in March 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in the second quarter of 2001. The results of operations of these businesses, including any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the condensed consolidated statements of operations. The assets and liabilities of these businesses are reflected as discontinued operations in the accompanying condensed consolidated balance sheets.

During the third quarter of 2001, the Company committed to a plan to sell Word. The Company expects to dispose of Word in the next twelve months. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29 million in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. Word's assets, liabilities and results of operations have been reflected in the condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. During the third quarter of 2001, the Company completed the disposal of Word's operations in the United Kingdom and recognized a pretax loss of $0.7 million, which is included in discontinued operations in the accompanying condensed consolidated statements of operations.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. The Company anticipates completing the disposal within the next nine months. The operating results of the international cable networks are reflected as discontinued operations, net of taxes, in the accompanying condensed consolidated statements of operations. The assets and liabilities of the international cable networks are presented as discontinued operations in the accompanying condensed consolidated balance sheets. Prior to the adoption of SFAS No. 144, the international cable networks were accounted for as discontinued operations under APB Opinion No. 30, which required the deferral of the losses produced by the international cable networks subsequent to June 1, 2001. The adoption of SFAS No. 144 required the Company to restate the second quarter of 2001 and recognize these deferred losses, excluding depreciation and amortization, of $0.4 million, net of income taxes.

During March 2001, the Company sold five businesses: Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company, to affiliates of OPUBCO for $22 million in cash and the assumption of debt of $19.3 million. During the first quarter of 2001, the Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying condensed consolidated statement of operations. The operating results of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company are reflected as discontinued operations, net of taxes, in the accompanying condensed consolidated statements of operations until the date of sale. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors collectively own a significant ownership interest in the Company.

During the second quarter of 2001, the Company sold its water taxi operations and recognized a pretax loss of $0.2 million, which is reflected as discontinued operations in the accompanying condensed consolidated statements of operations. The water taxi operations prior to disposal have been accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

The results of operations of businesses accounted for as discontinued operations are as follows, in thousands:


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------------     --------------------
                                               2001       2000         2001        2000
                                             --------   --------     --------   ---------
Revenues:
   Word Entertainment                        $ 33,322   $ 36,753     $ 87,184   $  99,346
   International cable networks                 1,264      1,260        3,815       3,785
   Businesses sold to OPUBCO                       --      9,526        2,195      24,199
   Water taxis                                     --        209            9         318
                                             --------   --------     --------   ---------
      Total revenues of
         discontinued operations             $ 34,586   $ 47,748     $ 93,203   $ 127,648
                                             ========   ========     ========   =========

OPERATING INCOME (LOSS):
   Word Entertainment                        $    367   $ (3,158)    $ (6,263)  $  (9,832)
   International cable networks                (1,280)    (2,837)      (5,463)     (8,122)
   Businesses sold to OPUBCO                       --     (2,263)      (1,459)     (4,604)
   Water taxis                                     --         60         (112)        (63)
                                             --------   --------     --------   ---------
      Total operating loss of
         discontinued operations             $   (913)  $ (8,198)    $(13,297)  $ (22,621)
                                             ========   ========     ========   =========

PRETAX INCOME (LOSS):
   Word Entertainment                        $(29,327)  $ (5,664)    $(36,179)  $ (12,339)
   International cable networks                (1,526)    (3,014)      (6,731)     (8,586)
   Businesses sold to OPUBCO                       --     (2,323)      (3,361)     (4,692)
   Water taxis                                     --         60         (324)        (63)
                                             --------   --------     --------   ---------
      Total pretax loss of
         discontinued operations              (30,853)   (10,941)     (46,595)    (25,680)

Benefit for income taxes                      (10,181)    (3,390)     (15,376)     (8,474)
                                             --------   --------     --------   ---------

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF TAXES                              $(20,672)  $ (7,551)    $(31,219)  $ (17,206)
                                             ========   ========     ========   =========


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

LIQUIDITY AND CAPITAL RESOURCES

During October 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210 million with Deutsche Banc Alex Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Lenders"). Proceeds of the Term Loan will be used to finance the completion of the Gaylord Palms resort, formerly known as the Opryland Hotel Florida, and general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms resort. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The Term Loan contains provisions that allow the Lenders to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan. Borrowings under the Term Loan are limited to an amount equal to 50% of the total costs incurred related to the construction of the Gaylord Palms resort. The maximum amount available under the Term Loan reduces to $150 million in April 2003, to $100 million in October 2003, and to $50 million in April 2004, with full repayment due in October 2004. Excess cash flows, as defined, generated by the Gaylord Palms resort are required to be used to reduce outstanding borrowings under the Term Loan until the borrowing capacity is reduced to $85 million. Additionally, the Term Loan requires the net proceeds from all asset sales by the Company to be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60 million. Debt repayments under the Term Loan reduce the borrowing capacity and are not eligible to be re-borrowed. The Company borrowed $100 million during October 2001 under the Term Loan and was required to escrow certain amounts in a completion reserve account for the Gaylord Palms resort. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions.

During the three months ended March 31, 2001, the Company, through special purpose entities, entered into two loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland resort and is due in 2004. Amounts outstanding under the Senior Loan bear interest at a blended rate of one-month LIBOR plus 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary owner of the Gaylord Opryland resort, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. For the nine month period ended September 30, 2001, the weighted average interest rates on the Senior Loan and Mezzanine Loan were 6.8% and 12.6%, respectively. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to the Company meeting certain financial ratios and other criteria. The Senior Loan requires monthly principal payments of approximately $0.7 million during its three-year term. The Nashville Hotel Loans require monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments which cap its exposure to one-month LIBOR at 7.5%. The Company used $235 million of the proceeds from the Senior Loan to refinance its six-month interim loan (the "Interim Loan"). At closing, the Company was required to escrow certain amounts, including $20 million related to future capital expenditures of the Gaylord Opryland resort. The net proceeds from the Nashville Hotel Loans, after the refinancing of the Interim Loan, required escrows and fees, were approximately $98 million. At September 30, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $15.0 million.

The Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and certain financial covenants, and imposes limits on transactions with affiliates and indebtedness. At September 30, 2001, the Company was in compliance with the covenants that would create an event of default under the Nashville Hotel Loans. However, the operating performance of the Gaylord Opryland resort as of September 30, 2001 has triggered certain cash management restrictions in the Nashville Hotel Loans in which all excess cash flows, as defined, will be escrowed. The Company is currently discussing alternatives to the excess cash flow escrow requirement with the lenders of the Nashville Hotel Loans. There can be no assurance that the Company will be released from the excess cash flow escrow requirement or that the Company will remain in compliance with covenants that would create an event of default under the Nashville Hotel Loans.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash, and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations. As previously discussed, the Company is extending the construction period for the

Gaylord Opryland Texas resort in Grapevine, Texas for up to nine months and reducing its construction spending in the short term. The Gaylord Opryland Texas resort, originally scheduled to open in August 2003, is now scheduled to open by June 2004.

The Company currently projects capital expenditures for 2001 of approximately $300 million, which includes approximately $260 million related to the Company's new hotel construction in Florida and Texas. The Company's capital expenditures from continuing operations for the nine months ended September 30, 2001 were $203.3 million.

SEASONALITY

Certain of the Company's operations are subject to seasonal fluctuation. Revenues in the music business are typically weakest in the first calendar quarter following the Christmas buying season.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company will adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002 and is currently assessing the impact the adoption of the new standards will have on its financial statements. However, the Company anticipates that a substantial amount of its intangible assets will no longer be amortized beginning January 1, 2002 with the adoption of the new standards.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt SFAS No. 143 on January 1, 2003 and is currently assessing the impact of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those included in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that, if altered, could cause actual results to differ materially from those anticipated in forward-looking statements. These factors, many of which are beyond the Company's control, include the effect on travel and tourism of the recent terrorist attacks in the United States, the level of popularity of country and Christian music; the advertising market in the United States in general and in the Company's local radio markets in particular; the perceived attractiveness of Nashville, Tennessee and the Company's properties as a convention and tourist destination; the ability of the Company to successfully finance, develop and operate hotel properties in other markets; consumer tastes and preferences for the Company's programming and other entertainment offerings;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company's overall market risk exposures at September 30, 2001, the Company believes that the effects of changes in the stock price of Viacom, Inc. common stock, changes in fair value of derivatives and changes in interest rates on the Company's consolidated financial position, results of operations or cash flows could be material as further discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. However, the Company believes that fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows will not be material.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  Inapplicable

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Inapplicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Inapplicable

         ITEM 5.  OTHER INFORMATION

                  On September 4, 2001, the Company appointed David C. Kloeppel as its Chief Financial Officer and Executive Vice President. Prior to joining the Company, Mr. Kloeppel worked in the Mergers and Acquisition Department at Deutsche Bank in New York. Kloeppel earned an MBA from Vanderbilt University's Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics. Mr. Kloeppel entered into an employment agreement with the Company providing for a four-year term as Executive Vice President and Chief Financial Officer of the Company. The agreement provides for a base salary, stock options vesting over four years, shares of restricted stock with restrictions being removed over four years, and incentive cash bonus compensation for Mr. Kloeppel based upon the Company's attainment of prescribed performance targets. The agreement also provides for the accelerated vesting of stock options and removal of limitations on restricted stock if the executive's employment is terminated in certain circumstances, including upon a change of control. In addition, if Edward L. Gaylord or his affiliates consummate a "going private" transaction, all of the executive's stock options would vest and all restrictions from the restricted shares would be removed.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits following the Signatures page.
                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GAYLORD ENTERTAINMENT COMPANY


Date:  November 14, 2001               By: /s/ David C. Kloeppel
     ---------------------------          --------------------------------------
                                          David C. Kloeppel
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS



10.1 Executive Employment Agreement dated as of September 4, 2001 between the Registrant and David C. Kloeppel.