Form 10-K
period 2001-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2002-04-01
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

   COMMON STOCK - $.01 PAR VALUE               NEW YORK STOCK EXCHANGE
         (Title of Class)               (Name of exchange on which registered)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 18, 2002, there were 33,829,600 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the

Common Stock on the New York Stock Exchange on March 18, 2002 was approximately $595,029,906. For purposes of the foregoing calculation only, shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 are incorporated by reference into Part III of this Form 10-K.

                          GAYLORD ENTERTAINMENT COMPANY

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                PART I

Item 1.   Business.....................................................................................  1
Item 2.   Properties................................................................................... 13
Item 3.   Legal Proceedings............................................................................ 14
Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 14

                                               PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................ 14
Item 6.   Selected Financial Data...................................................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........ 18
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................... 37
Item 8.   Financial Statements and Supplementary Data.................................................. 37
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 37

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant........................................... 37
Item 11.  Executive Compensation....................................................................... 37
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................... 37
Item 13.  Certain Relationships and Related Transactions............................................... 37

                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 38

SIGNATURES............................................................................................. 39

                                     PART I


         Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as "we," "us," "Gaylord Entertainment," "Gaylord," or the "Company."


ITEM 1.  BUSINESS


         We are a diversified hospitality company operating principally in four groups: (i) Hospitality, (ii) Attractions, (iii) Media, and (iv) Corporate and Other. The Hospitality segment comprises the operations of the Gaylord Hotel properties and the Radisson Hotel at Opryland. The Attractions segment represents all of the Nashville-area attractions, including the Grand Ole Opry, General Jackson Showboat, Ryman Auditorium, Springhouse Golf Club and the Wildhorse Saloon. It also includes the results of Corporate Magic, the Company's corporate event production business. The Media segment includes Acuff-Rose Music Publishing and the Company's three radio stations. The Corporate and Other segment includes corporate expenses and results from investments in sports franchises and minority investments. These four business segments - Hospitality, Attractions, Media, Corporate and Other - represented 70.3%, 20.3%, 7.4%, and 2.0%, respectively of total revenues in the calendar year ended December 31, 2001. Financial information by industry segment and geographic area for each of the three years in the period ended and as of December 31, 2001, appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Results of Operations" and in the Financial Reporting by Business Segments note to our Consolidated Financial Statements included in this annual report on Form 10-K. All periods presented in this annual report on Form 10-K have been restated to conform to the new reporting format of four business segments (as opposed to the three segments - (i) Hospitality and Attractions, (ii) Music, Media and Entertainment, and (iii) Corporate and Other that were used in last year's annual report on Form 10-K).


HOSPITALITY


         GAYLORD HOTELS - STRATEGIC PLAN. Gaylord Entertainment's goal is to become the nation's premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan "Everything under one roof," Gaylord Hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made our Gaylord Opryland Resort and Convention Center in Nashville one of the leading convention hotels in the country. In addition to operating Gaylord Opryland in Nashville, we opened our Gaylord Palms Resort and Convention Center in Kissimmee, Florida in January 2002, are scheduled to open our new Gaylord hotel in Grapevine, Texas in mid-2004, and have announced plans to develop a Gaylord hotel in the Washington, D.C. area. The Company believes that its new convention hotels will enable the Company to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees' desires to visit different areas. The Company also anticipates that its new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.


         Plans for the properties to be developed include the following components, which the Company believes are the foundation of its success with Gaylord Opryland: (i) state-of-the-art meeting facilities, including a high ratio of square footage of meeting and exhibit space per guest room; (ii) expansive atriums themed to capture geographical and cultural aspects of the region in which the property is located; and (iii) entertainment components and innovative venues creating a superior guest experience not typically found in convention hotels.


         In October 2001, the Company announced a re-branding of the Opryland Hotels under the new brand of "Gaylord Hotels." Opryland Hotel Nashville was renamed Gaylord Opryland and the Opryland Hotel Florida was renamed the Gaylord Palms.


         GAYLORD OPRYLAND RESORT AND CONVENTION CENTER - NASHVILLE, TENNESSEE. Our flagship Gaylord Opryland in Nashville is one of the leading convention destinations in the United States. Designed with the lavish gardens and magnificent charm of a glorious Southern mansion, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland attracts convention business from trade associations and corporations, which accounted for approximately 80% of the hotel's revenues in each of 2001, 2000, and 1999. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson showboat, the Springhouse Golf Club (the Company's 18-hole championship golf course), and other attractions in the Nashville area. The Company believes that the ambiance created at Gaylord Opryland and the combination of the quality of its convention facilities and availability of live musical entertainment are factors that differentiate it from other convention hotels. In late 1999, the Company began a three-year renovation and capital improvement program to refurbish the hotel. Of the anticipated cost of $54 million, approximately $39 million had been spent or committed as of December 31, 2001.


         The following table sets forth information concerning the Gaylord Opryland hotel in Nashville for each of the five years in the period ended December 31, 2001.

                                                                     YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                               2001             2000           1999            1998          1997
                                             --------         --------       --------        --------      --------
Average number of guest rooms                   2,883            2,883          2,884           2,884         2,866
Occupancy rate                                   70.3%            75.9%          78.0%           79.1%         85.4%
Average daily rate ("ADR")                    $140.33          $140.03        $135.48         $137.02       $130.86
Revenue per available room ("RevPAR")          $98.65          $106.22        $105.66         $108.33       $111.81
Food and beverage revenues (in thousands)     $72,800          $81,093        $85,686         $81,518       $85,186
Total revenues (in thousands)                $221,953         $229,859       $234,435        $233,645      $240,969


         Gaylord Opryland has 2,883 guest rooms, four ballrooms with approximately 124,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet.


         GAYLORD PALMS RESORT AND CONVENTION CENTER - KISSIMMEE, FLORIDA. We opened our Gaylord Palms Resort and Convention Center in Kissimmee, Florida in January 2002. Gaylord Palms has 1,406 signature guest rooms and approximately 400,000 square feet of total meeting and exhibit space. The hotel is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World(R) Resort complex. Gaylord Palms is designed similar to Gaylord Opryland, with rooms overlooking large glass-covered atriums. The three atriums at Gaylord Palms are modeled after famous areas from the State of Florida: the Everglades, Key West and St. Augustine. Gaylord Palms also has a full-service spa, which with 20,000-square feet of dedicated space (over 25 treatment rooms) is one of the largest spas in Central Florida. The spa, known as the Canyon Ranch Spa Club, is managed by the Canyon Ranch Spa Company from Arizona, a leader in spa management. Hotel guests also have golf privileges at the world class Falcon's Fire Golf Club, located a half-mile from the property. Total net real estate, construction, and furnishings, fixtures and equipment and capitalized interest costs incurred for Gaylord Palms through December 31, 2001 was $361 million, $181.5 million of which was incurred in the year ended December 31, 2001.


         THE NEW GAYLORD HOTEL IN GRAPEVINE, TEXAS. We began construction on our new Gaylord hotel in Grapevine, Texas in June of 2000, and the hotel is scheduled to open in mid-2004. The 1,508 room hotel and convention center is located eight minutes from the Dallas/Fort Worth Airport. Like its sister property in Kissimmee, Florida, our Texas hotel will feature a grand atrium enclosing several acres as well as over 400,000 square feet of pre-function, meeting and exhibition space all under one roof. The property will also include a number of themed restaurants with an additional restaurant located on the point overlooking Lake Grapevine. Situated directly on Lake Grapevine, this hotel will be surrounded by 36 holes of golf.


         Total net real estate, construction, and furnishings, fixtures and equipment and capitalized interest costs for the new Texas hotel are currently anticipated to be in the range of $415 million. As of December 31, 2001, the Company has incurred approximately $86 million of these costs. This property is still in the development phase, and decisions pertaining to the final design of the hotel could impact its estimated cost. Following the September 11, 2001 terrorist attacks, we elected to slow down the construction of our Texas hotel and reduce construction spending in the short term. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations - Terrorist Attacks," for a discussion of the terrorist attacks and the schedule for construction of our Texas property.


         GAYLORD HOTELS DEVELOPMENT PLAN. In January 2000, the Company announced plans to develop a Gaylord hotel on property to be acquired from The Peterson Companies on the Potomac River in Prince George's County, Maryland (in the Washington, D.C. market). This project is subject to the availability of financing and final approval of the Company's Board of Directors. Management would also consider other sites in Phoenix, San Diego or Chicago as possible locations for a future Gaylord hotel.


         RADISSON HOTEL AT OPRYLAND. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. The Company purchased the hotel in April 1998 for approximately $16 million. A major renovation of the guest rooms and meeting space was completed in 1999 at a cost of approximately $7 million. In March 2000, the Company entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel. The franchise agreement contains customary terms and conditions. Pursuant to the franchise agreement, the Company will make additional capital expenditures of approximately $2 million to be completed during 2002.


ATTRACTIONS


         THE GRAND OLE OPRY. The Grand Ole Opry, which celebrated its 75th anniversary in 2000, is the most widely known platform for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as Tuesday Night Opry's in the summer. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its original home in the Ryman Auditorium in downtown Nashville.


         The Grand Ole Opry is broadcast live on the Company's WSM-AM radio station every Friday and Saturday night, and the broadcast of the Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world. In 2001, the Company entered into an agreement (the "CMT Opry Live Agreement") with Viacom, Inc. pursuant to which Viacom agreed to move the exhibition of the Opry Live from its TNN channel to CMT. Under the CMT Opry Live Agreement, Viacom will air the Opry Live on CMT each week through September 30, 2003 and will re-air the Opry Live show twice each week for a total of three airings per week.


         The Grand Ole Opry currently has approximately 70 performing members who are stars or other notables in the country music field. There are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists. Members include traditional favorites, such as Loretta Lynn and George Jones, as well as contemporary artists, like Garth Brooks, Vince Gill, and Trisha Yearwood.


         The Opry House contains a 45,000 square foot auditorium with 4,424 seats, a television production center that includes a 300-seat studio and lighting, audio, and video control rooms, and set design and scenery shops. The Opry House is used by the Company for the production of television and other programming and by third parties such as national television networks and the Public Broadcasting System. The Opry House is also rented for concerts, theatrical productions, and special events and is used by Gaylord Opryland for convention entertainment and other events such as the Radio City Christmas Spectacular featuring the world famous Rockettes(TM).


         RYMAN AUDITORIUM. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, was recently designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. Recent concert performers have included Harry Connick, Jr., Bob Dylan, The Doobie Brothers, Ricky Skaggs, Bruce Springsteen, Alison Krauss and Gladys Knight. The Ryman Auditorium consistently has received local awards as a venue for live music performances, and in January 2001, CitySearch editors listed the Ryman Auditorium among the top five concert venues in the United States for the second year in a row.

         Since its reopening, the Ryman Auditorium has featured musicals produced by the Company such as Always . . . Patsy Cline, Lost Highway - The Music & Legend of Hank Williams, and Bye Bye Love - The Everly Brothers Musical. In the fall of 2001, the Ryman Auditorium premiered Stand By Your Man: The Tammy Wynette Story, a new bio-musical based on the life of country music legend Tammy Wynette, and that musical will appear again at the Ryman Auditorium during the fall of 2002. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2001 to February 2002. The Ryman Auditorium is also host to a number of special events.


         THE GENERAL JACKSON SHOWBOAT. The Company operates the General Jackson, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Opryland complex. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that the Company makes available to conventions held at Gaylord Opryland. It contributes to the Company's revenues from convention participants as well as local business. During the day it operates cruises, primarily serving tourists visiting the Opryland complex and the Nashville area.

         THE SPRINGHOUSE GOLF CLUB. Home to a Senior PGA Tour event since 1994 and minutes from Gaylord Opryland, the Springhouse Golf Club was designed by former U.S. Open and PGA Champion Larry Nelson. The 43,000 square-foot antebellum-style clubhouse offers meeting space for up to 450 guests.

         THE WILDHORSE SALOON. Since 1994, the Company has owned and operated the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three story, 66,000 square-foot facility includes a dance floor of approximately 2,500 square feet, a restaurant and banquet facility which can accommodate up to 2,000 guests, and a 15' x 22' television screen which features country music videos and sporting events. The Wildhorse Saloon has featured performers such as Tim McGraw and the Dixie Chicks. The club has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide.


         CORPORATE MAGIC. In March 2000, the Company acquired Corporate Magic, Inc., a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace, for $9.0 million. We believe the event and corporate entertainment planning function of Corporate Magic complements the meeting and convention aspects of our Gaylord Hotels business.


MEDIA


         ACUFF-ROSE MUSIC PUBLISHING. Acuff-Rose Music Publishing is primarily engaged in the music publishing business and owns one of the world's largest, as well as Nashville's oldest, catalog of copyrighted country music songs. The Acuff-Rose catalog also includes popular music, with songs by legendary writers such as Hank Williams, Pee Wee King, Roy Orbison, and Don and Phil Everly. The Acuff-Rose catalog contains at least 70 songs that have been publicly performed over a million times. The roster of Acuff-Rose songs includes standards such as "Oh, Pretty Woman," "Blue Eyes Cryin' in the Rain," and "When Will I Be Loved." Acuff-Rose licenses the use of its songs in films, plays, print, commercials, videos, cable, television and toys. In addition to its U.S.-based business, through various subsidiaries and sub-publishers, Acuff-Rose collects royalties on licenses granted in a number of foreign countries. Management has determined that our Acuff-Rose Music Publishing business is not one of our core assets, and as a result, we are considering strategic alternatives with respect to this business. See "Recent Developments and Strategic Direction" below direction for a discussion of this decision.


         WSM-AM AND WSM-FM. WSM-AM and WSM-FM commenced broadcasting in 1925 and 1967, respectively. The involvement of the Company's predecessors with country music dates back to the creation of the Grand Ole Opry, which has been broadcast live on WSM-AM since 1925.


         WSM-AM and WSM-FM are each broadcast from the Opryland complex and have country music formats. WSM-AM went on the air in 1925 and is one of the nation's 25 "clear channel" stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station's signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada. The Company also has radio broadcast studios in Gaylord Opryland, the Wildhorse Saloon, the Ryman Auditorium, and the Opry Mills retail complex in Nashville.


         WWTN-FM. In 1995, the Company acquired the assets of radio station WWTN-FM, which operates out of Nashville, Tennessee. WWTN-FM has a news/talk/sports format and is the flagship station of the Nashville Predators, a National Hockey League club in which the Company owns a minority interest.

CORPORATE AND OTHER


         OPRY MILLS. The Company owns a one-third partnership interest in Opry Mills, an entertainment/retail complex with 1.2 million square feet of leasable space, located next to Gaylord Opryland. Opened in May 2000, Opry Mills includes more than 200 stores, restaurants and entertainment venues. The Mills Corporation owns the remaining two-thirds interest in the partnership.


         BASS PRO SHOPS. From 1993 to December 1999, the Company owned a minority interest in Bass Pro, L.P. As part of a reorganization of Bass Pro in December 1999, the Company contributed its limited partnership interest to a newly formed Delaware corporation, Bass Pro, Inc. for a 19% interest in the new entity. Bass Pro, Inc. owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations.


         NASHVILLE PREDATORS. The Company owns a 16.5% interest in the Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, a National Hockey League franchise which began its fourth season in the fall of 2001. In August 1999, the Company entered into a Naming Rights Agreement with the limited partnership whereby the Company purchased the right to name the Nashville Arena as the "Gaylord Entertainment Center" and to place certain advertising within the arena. Under the agreement, which has a 20-year term, the Company is required to make annual payments, beginning at $2,050,000 in the first year and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year.


         OKLAHOMA REDHAWKS. Since 1993, the Company has owned an interest in OKC Athletic Club Limited Partnership, a limited partnership that owns the Oklahoma Redhawks, a minor league baseball club located in Oklahoma City, and in certain concession rights for the club. In a series of transactions in 1999 and 2000, the Company acquired an additional 10% interest for $875,000, increasing its position to 75.2% of the interests in OKC Athletic Club Limited Partnership.


RECENT DEVELOPMENTS AND STRATEGIC DIRECTION


         During the second quarter of 2001, the Company hired a new Chairman of the Board and a new Chief Executive Officer. Once the new senior management team was in place, they devoted a significant portion of 2001 to reviewing the many different businesses they inherited when they joined the Company. After significant review, it was determined that, while the Company had four business segments for financial reporting purposes (Hospitality, Attractions, Media and Corporate and Other - all described above), the future direction of the Company would be based on two core asset groups, which were aligned as follows:


         HOSPITALITY CORE ASSET GROUP: consisting of the Gaylord Hotels, the Corporate Magic meeting and event planning business and the various attractions that provide entertainment to guests of the hotels.


         OPRY CORE ASSET GROUP: consisting of the Grand Ole Opry, WSM radio, and the Ryman Auditorium.


         It was thus determined that Word Entertainment, Music Country/CMT International and GET Management were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company. Gaylord Digital, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, Z Music and the Opryland River Taxis, also not core assets of the Company, had previously been sold or otherwise disposed of by the Company. Remaining businesses to be sold include the Company's interests in the Nashville Predators, Opry Mills and the Oklahoma Redhawks, and certain miscellaneous real estate holdings. Management has yet to make a final decision as to whether to sell its Acuff-Rose Music Publishing business or its minority interest in Bass Pro Shops, both of which have been determined to be non-core assets. Following the decision to divest certain businesses, we restructured the corporate organization to streamline operations and remove duplicative costs. The Opryland Hospitality management group was collapsed into the Corporate management group and all Nashville management employees were consolidated into the Company's Wendell Office Building. Highlights of some of the key developments resulting from this corporate redirection are set forth below.


         SALE OF WORD ENTERTAINMENT TO WARNER MUSIC GROUP. On January 4, 2002, the Company completed the sale of its Word Entertainment operations through the contribution of substantially all of the assets and liabilities of

Gaylord Creative Group, Inc. ("GCG"), a wholly-owned subsidiary of the Company, to Idea Entertainment LLC ("Idea"), a wholly-owned subsidiary of GCG, and the sale of all of the outstanding membership interests of Idea to WMGA LLC, an affiliate of Warner Music Group Inc. GCG and its subsidiaries, operating under the trade name "Word Entertainment," engaged in the business of producing, distributing and marketing recorded music and related products, music publishing and creating audio-visual work. The proceeds to the Company from the sale totaled approximately $84 million in cash.


         CLOSING OF INTERNATIONAL CABLE OPERATIONS. On February 25, 2002, the Company closed its cable network operations in Brazil, Asia and Australia by selling its assets associated with MusicCountry Asia and MusicCountry Brazil to the Sound Track Channel ("STC"), a privately owned California limited liability company. In exchange for the assets, STC delivered to the Company promissory notes totaling approximately $3 million and a 5% equity interest in STC. In addition, as a part of the transaction with STC, STC assumed a portion of the Company's obligations under the Transponder Agreement with PanAmSat Corporation. The Company also closed its international cable operations in Argentina under an agreement with its joint venture partners pursuant to which the Company transferred its equity in Solo Tango, S.A. and Latin America MusicCountry, S.A. in exchange for cancellation of future obligations the Company had to its minority partners. The Company continues to own a minority investment in Video Rola in Mexico.


         SALE OF FIVE BUSINESSES TO OPUBCO. On March 9, 2001, the Company sold its stock and equity interests in five of its businesses to The Oklahoma Publishing Company ("OPUBCO") for a purchase price of $22 million in cash and the assumption of approximately $20 million in debt. The businesses sold were Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group, and Gaylord Event Television. OPUBCO beneficially owns 6.2% of the Company's common stock. Four of the Company's directors, who are the beneficial owners of an additional 26.6% of the Company's common stock, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. The transaction was reviewed and approved by a special committee of the independent directors of the Company. The Company received an appraisal from a firm that specializes in valuations related to films, entertainment and service businesses as well as a fairness opinion from an investment bank in connection with this transaction.


         FINANCING ACTIVITIES. On March 27, 2001, the Company entered into two new loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans"). The Senior Loan is secured by a first mortgage lien on the Gaylord Opryland hotel. The Mezzanine Loan is secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland.


         On October 9, 2001, the Company entered into a three-year $210 million delayed-draw senior term loan (the "Term Loan") with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. Proceeds of the Term Loan were used to finance the completion of Gaylord Palms and for general operating needs of the Company. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms.


         During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to approximately 10.9 million shares of the Company's Viacom, Inc. Class B non-voting common stock ("Viacom Stock"). The contract has a face amount of $613.1 million and required contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506.3 million, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106.7 million. During October 2000, the Company prepaid the remaining contract payments related to the final 3.75 years of the contract for $83.2 million. As a result of the prepayment of the remaining contract payments, the Company was released from the covenants in the secured forward exchange contract which limited the Company's right to sales of assets, to incur additional indebtedness and to grant liens. The Company utilized $394.1 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility.


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of both the Nashville Hotel Loans and the Term Loan and the monetization of the Viacom Stock.

EMPLOYEES


         As of December 31, 2001, the Company had approximately 4,495 full-time and 507 part-time and temporary employees. Of these, approximately 3,461 full-time and 181 part-time employees were employed in Hospitality; approximately 416 full-time and 287 part-time employees were employed in Attractions; approximately 320 full-time and 29 part-time employees were employed in Media; and approximately 298 full-time and 10 part-time employees were employed in Corporate and Other. The Company believes its relations with its employees are good.


COMPETITION


         HOSPITALITY. The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 125 convention hotels located outside of Las Vegas, Nevada that have more than 800 rooms each, as well as the Las Vegas hotel/casinos. Many of these hotels are operated by companies with greater financial, marketing, and human resources than the Company. The Company believes that competition among convention hotels is based on, among other things, factors which include: (i) the hotel's reputation, (ii) the quality of the hotel's facility, (iii) the quality and scope of a hotel's meeting and convention facilities and services, (iv) the desirability of a hotel's location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility's accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. The Company's hotels also compete against civic convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).


         The hotel business is management and marketing intensive. The Gaylord Hotels compete with other hotels throughout the United States for high quality management and marketing personnel. There can be no assurance that the Company's hotels will be able to attract and retain employees with the requisite managerial and marketing skills.


         ATTRACTIONS. The Grand Ole Opry and other attractions businesses of the Company compete with all other forms of entertainment and recreational activities. The success of the Attractions group is dependent upon certain factors beyond the Company's control including economic conditions, the amount of available leisure time, transportation cost, public taste, and weather conditions.


         MEDIA. The Company's media businesses compete with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. Acuff-Rose competes with other record and music publishing companies to sign songwriters. The Company's ability to sign and re-sign successful songwriters depends on a number of factors, including marketing capabilities and the royalty and advance arrangements offered.


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

REGULATION AND LEGISLATION


         The Gaylord Hotels are subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The Company believes that it is in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of the Company's Hospitality and Attractions segments.


         The Company's radio stations are subject to regulation under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations.


         Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is not aware of any reason why its radio station licenses should not be renewed.


         The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time, and the Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect on the Company of any such changes.


RISK FACTORS


         You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this annual report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this "Business" section and elsewhere in this annual report on Form 10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see "Forward-Looking Statements," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE MAY NOT BE ABLE TO IMPLEMENT SUCCESSFULLY OUR BUSINESS STRATEGY.

         We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States and our attractions and media properties which are engaged primarily in the country music genres. The success of our future operating results depends on our ability to implement our business strategy by completing and successfully operating the recently-opened Gaylord Palms, our new Gaylord hotel in Grapevine, Texas, which is under construction, and further exploiting our attractions and media assets. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

o Our ability to finance and complete the construction of our new Gaylord hotel in Grapevine, Texas on schedule and to achieve positive cash flow from operations within the anticipated ramp-up period.

o Our ability to hire and retain hotel management, catering and convention-related staff for our hotels.

o Our ability to capitalize on the strong brand recognition of certain of our media assets.

o Our ability to develop new avenues of revenue and to exploit further our music catalogs.

OUR HOTEL AND CONVENTION BUSINESS IS SUBJECT TO SIGNIFICANT MARKET RISKS.

         Our ability to continue successfully to operate Gaylord Opryland, Gaylord Palms, and our new Gaylord hotel in Grapevine, Texas upon its completion is subject to factors beyond our control which could adversely impact these properties. These factors include:

o The desirability and perceived attractiveness of Nashville, Tennessee, Kissimmee, Florida and Grapevine, Texas as tourist and convention destinations.

o Adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels.

o Increased competition for convention and tourism business in Nashville, Tennessee and Kissimmee, Florida.

o Gaylord Palms is operating and our new Texas hotel will operate in highly competitive markets for convention and tourism business.

o Our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality.

WE REQUIRE ADDITIONAL FINANCING TO COMPLETE OUR NEW HOTEL PROJECTS.

         We require additional financing to complete the construction for our new Gaylord hotel in Grapevine, Texas. Our ability to obtain additional debt financing for this capital project is limited by our existing level of indebtedness and limitations on our ability to grant liens on unencumbered assets. Accordingly, it is likely that we will need to seek alternative sources of debt capital as well as equity capital. These financing efforts will be subject to market conditions prevailing from time to time as well as our financial condition and prospects. We may also need to divest certain non-core businesses in order to finance additional hotel development, and there can be no guarantee that such divestitures, if required, can be successfully completed. If we are unable to obtain additional financing or divest non-core assets on terms acceptable to us to complete the construction of our hotel projects as currently scheduled, our future prospects could be adversely affected in a material way.

OUR MEDIA ASSETS DEPEND UPON POPULAR TASTES.

         The success of our operations in our media division depends to a large degree on popular tastes. There has been a reduction in the popularity and demand for country music over recent years. A continued decline in the popularity of this genre could adversely affect our revenues and operations.

OUR BUSINESS PROSPECTS DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN SENIOR LEVEL EXECUTIVES.

         During 2001, the Company named a new chairman, a new chief executive officer and had numerous changes in senior management. Our future performance depends upon our ability to attract qualified senior executives and to retain their services. Our future financial results also will depend upon our ability to attract and retain highly skilled managerial and marketing personnel in our different areas of operation. Competition for qualified personnel is intense and is likely to increase in the future. We compete for qualified personnel against companies with significantly greater financial resources than ours.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR LEVERAGE.

         As of February 28, 2002, the total amount of our long-term debt, including the current portion, was approximately $403 million. We intend to continue to make additional borrowings under our credit facilities in connection with the development of new hotel properties and for other general corporate purposes, and the aggregate amount of our indebtedness will likely increase, perhaps substantially. The amount of our indebtedness could have important consequences to investors, including the following:

     o Our ability to obtain additional financing in the future may be impaired;

     o A substantial portion of our cash flow from operations must be applied to pay principal and interest on our indebtedness, thus reducing funds available for other purposes;

     o Some of our borrowings, including borrowings under our credit facilities are and will continue to be at variable rates based upon prevailing interest rates, which will expose us to the risk of increased interest rates;

     o We may be further constrained by financial covenants and other restrictive provisions contained in credit agreements and other financing documents;

     o We may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

     o Our leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

UNANTICIPATED EXPENSES COULD AFFECT THE RESULTS OF HOTELS WE OPEN IN NEW
MARKETS.

         As part of our growth plans, we may open new hotels in geographic areas in which we have little or no operating experience and in which potential customers may not be familiar with our business. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new hotel properties, they may attract fewer customers than our existing hotels. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. The new hotels may even operate at a loss. Even if we are able to attract enough customers to our new hotel properties to operate them at a profit, it is possible that those customers could simply be moving future meetings or conventions from our existing hotel properties to our new hotel properties. Thus, the opening of a new hotel property could reduce the revenue of our existing hotel properties.

FLUCTUATIONS IN OUR OPERATING RESULTS AND OTHER FACTORS MAY RESULT IN DECREASES IN OUR STOCK PRICE.

         In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. We believe that the current market price of our common stock reflects expectations that we will be able to continue to operate our existing hotels profitably and to develop new hotel properties profitably. If we are unable to accomplish this, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as the recent terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

OUR HOTEL PROPERTIES ARE CONCENTRATED GEOGRAPHICALLY.

         Our existing hotel properties are located predominately in the southeastern United States. As a result, our business and our financial operating results may be materially effected by adverse economic, weather or business conditions in the Southeast.

HOSPITALITY COMPANIES HAVE BEEN THE TARGET OF CLASS ACTIONS AND OTHER LAWSUITS ALLEGING VIOLATIONS OF FEDERAL AND STATE LAW.

         We are subject to the risk that our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

THE VALUE OF THE VIACOM STOCK WE OWN IS SUBJECT TO MARKET RISKS.

         The shares of Viacom Stock we own represent a significant asset of the Company. However, we have no right to vote on matters affecting Viacom or to otherwise participate in the direction of the affairs of that corporation. Our investment in Viacom is subject to the risks of declines in the market value of Viacom equity securities. While we have mitigated our exposure to declines in the stock market valuation below $56.04 per share by entering into the secured forward exchange contract described under the subheading "Financing Activities" under the heading "Corporate and Other" in this Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the value of this asset ultimately is subject to the success of Viacom and its value in the securities markets. Further, accounting principles generally accepted in the United States applicable to the treatment of this contract will require us to record, and to reflect in our Company's financial statements, gains or losses based upon changes in the fair value of the derivatives associated with the secured forward exchange contract and the changes in the fair value of our Viacom Stock. The effect of this accounting treatment could be material to our results reflected in our consolidated financial statements for relevant periods.

WE HAVE A NUMBER OF OTHER MINORITY EQUITY INTERESTS OVER WHICH WE HAVE NO SIGNIFICANT CONTROL.

         We have a number of minority investments which are not liquid and over which we have no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Bass Pro, Opry Mills and the Nashville Predators. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a market for those interests restricts our ability to dispose of them.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers and certain other officers of the Company as of December 31, 2001. All officers serve at the discretion of the Board of Directors.


Name                              Age     Position
----                              ---     --------
Michael D. Rose..................  60     Chairman of the Board*

Colin V. Reed....................  54     President and Chief Executive Officer*

David C. Kloeppel................  32     Executive Vice President and Chief
                                          Financial Officer*

Jay D. Sevigny...................  42     Senior Vice President, Marketing and
                                          Attractions; President, Gaylord
                                          Opryland Resort and Convention Center*

Karen L. Spacek..................  42     Senior Vice President, Communications,
                                          Human Resources and Systems

John P. Caparella................  44     Senior Vice President; General
                                          Manager, Gaylord Palms Resort and
                                          Convention Center

Carter R. Todd...................  44     Senior Vice President, General Counsel
                                          and Secretary*

Roderick F. Connor, Jr...........  49     Senior Vice President and Chief
                                          Administrative Officer*

* Subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended, as of December 31, 2001.


         The following is additional information with respect to the above-named executive officers.


         Mr. Rose has served as Chairman of the Board of the Company since April 2001. Prior to that time he was a private investor and prior to December 1997, he was Chairman of the Board of Promus Hotel Corporation, Memphis, Tennessee, a franchiser and operator of hotel brands. Prior to January 1997, Mr. Rose was also Chairman of the Board of Harrah's Entertainment, Inc., an owner and manager of casinos in the United States. Mr. Rose is a director of four other public companies, Darden Restaurants, Inc., FelCor Lodging Trust, Inc., First Tennessee National Corporation, and Stein Mart, Inc.


         Mr. Reed was elected President and Chief Executive Officer and a director of the Company in April 2001. Prior to that time, he was a member of the three-executive Office of the President of Harrah's Entertainment, Inc., an owner and manager of casinos in the United States, since May 1999 and the Chief Financial Officer of Harrah's since April 1997. Mr. Reed was a director of Harrah's Entertainment from 1998 to May 2001. He was Executive Vice President of Harrah's Entertainment from September 1995 to May 1999 and has served in several other management positions with Harrah's and its predecessor, Holiday Corp., since 1977. As part of his duties at Harrah's, Mr. Reed served as a director and Chairman of the Board of JCC Holding Company, an entity in which Harrah's held a minority interest. On January 4, 2001, JCC Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. He is also a director of ResortQuest International, Inc.


         Mr. Kloeppel is the Company's Chief Financial Officer and Executive Vice President. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department's activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University's Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics.


         Mr. Sevigny was hired in October 2001 as the Senior Vice President in charge of the Company's Marketing and Attractions. In February of 2002, Mr. Sevigny was also named President of the Company's Gaylord Opryland Resort and Convention Center in Nashville. Prior to joining the Company, Mr. Sevigny worked in different capacities for Harrah's Entertainment, most recently as Division President Hotel/Casino in Las Vegas during 2000 and 2001, and as President and Chief Operating Officer of Harrah's New Orleans casino operations from 1998 to 2000. From 1997 to 1998, Mr. Sevigny was President of Midwest Operation Station Casino in Kansas City, Missouri. Mr. Sevigny has a finance degree from the University of Nevada.


         Ms. Spacek is the Company's Senior Vice President for Communications, Human Resources and Systems. Prior to joining Gaylord in August of 2001, Ms. Spacek worked for more than five years in different positions with

Harrah's Entertainment, most recently as Vice President of Strategic Sourcing. Ms. Spacek earned both her MBA degree (with honors) and her undergraduate degree from the University of Texas.


         Mr. Caparella is a Senior Vice President of the Company and the General Manager of Gaylord Palms. Prior to joining the Company in November 2000, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of consumer brands relating to movies, sports and other entertainment-based themes, in Orlando, Florida since September 1997. Before joining Planet Hollywood, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton's corporate headquarters. Mr. Caparella is a graduate of the State University of New York at Delhi.


         Mr. Todd joined Gaylord Entertainment in July 2001 as the Company's Senior Vice President, General Counsel and Secretary. Prior to that time, he was a Corporate and Securities partner in the Nashville office of the regional law firm Baker, Donelson, Bearman & Caldwell. Mr. Todd has practiced law in Nashville since 1982 and is a graduate of Vanderbilt University School of Law and Davidson College.


         Mr. Connor has served as the Senior Vice President and Chief Administrative Officer of the Company since December 1997. From February 1995 to December 1997, Mr. Connor was the Vice President and Corporate Controller of the Company. Prior to February 1995, Mr. Connor was the Corporate Controller of the Company.


ITEM 2.  PROPERTIES

         The Company owns its executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company believes that its present facilities for each of its business segments are generally well maintained.


         HOSPITALITY. The Company owns the land and improvements that comprise the Opryland complex in Nashville, Tennessee. The Opryland complex includes the site of Gaylord Opryland (approximately 172 acres), the site of the Opry Mills retail complex, the General Jackson showboat's docking facility, the production and administration facilities that are currently being leased to CBS for TNN and CMT, the Opry House, and WSM Radio's offices and studios. In connection with the Nashville Hotel Loans, a first mortgage lien was granted on Gaylord Opryland, including the site on which it stands. The Company has executed a 75-year lease with a 24-year renewal option on a 65-acre tract in Osceola County, Florida, on which Gaylord Palms is located. The Company has acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) or ground lease (approximately 25 acres), on which our new Gaylord hotel in Grapevine, Texas is being constructed.


         ATTRACTIONS. The Company has entered into 99-year lease agreements with The Mills Corporation for approximately 124 acres of the Opryland complex in exchange for, among other consideration, a one-third interest in the partnership formed for the development of Opry Mills. The Company owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, and the 6.7-acre site of the Radisson Hotel at Opryland, both located near the Opryland complex. In downtown Nashville, the Company owns the Ryman Auditorium, the Wildhorse Saloon dance hall and production facility, and an office building. The office building, which has approximately 38,800 square feet, was acquired by the Company in September 1999 to serve as administrative and executive office space for Gaylord Digital. The Company currently has this building listed with a real estate broker and is attempting to sell it.


         MEDIA. The Company owns the Acuff-Rose Music Publishing building (and adjacent real estate) located on "Music Row" near downtown Nashville [SQ. FT.?]. The Company owns the offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. These facilities are leased to CBS through September 30, 2002, and the Company has received notice that CBS will not renew the lease.

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


         The Company may have potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for response costs at two Superfund sites. The liability relates to properties formerly owned by Gaylord's predecessor. In 1991, OPUBCO assumed these liabilities and agreed to indemnify the Company for any losses, damages, or other liabilities incurred by it in connection with these matters. The Company believes that OPUBCO's indemnification will fully cover the Company's Superfund liabilities, if any, and that, based on the Company's current estimates of these liabilities, OPUBCO has sufficient financial resources to fulfill its indemnification obligations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION

         The Company's common stock is listed on the New York Stock Exchange under the symbol GET. The following table sets forth the high and low sales prices for the Company's common stock as reported by the NYSE for the last two years:

         2000                               HIGH          LOW
         ----                              ------       ------
         First Quarter                     $30.44       $24.50
         Second Quarter                     27.38        20.25
         Third Quarter                      28.00        19.50
         Fourth Quarter                     25.50        19.31

         2001                               HIGH          LOW
         ----                              ------       ------
         First Quarter                     $26.60       $20.00
         Second Quarter                     29.15        24.95
         Third Quarter                      29.05        19.60
         Fourth Quarter                     25.50        18.49

         (b)      HOLDERS

         The approximate number of record holders of the Company's common stock on March 18, 2002, was 2,498.

         (c)      CASH DIVIDENDS

         During 1999, the Company distributed a quarterly cash dividend of $0.20 per share of the Company's common stock. At its quarterly meeting in February 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. Accordingly, no dividends were paid during 2000 or 2001 and we do not presently intend to declare any cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board. Currently, we are prohibited from paying dividends by the terms of our Term Loan.

ITEM 6.  SELECTED FINANCIAL DATA.


                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

         The following selected historical financial data for the five years ended December 31, 2001 is derived from the Company's audited consolidated financial statements. The information in the following table should be read in conjunction with the Company's audited consolidated financial statements and related notes included herein.

INCOME STATEMENT DATA:

                                                                      YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                               2001            2000            1999              1998              1997(10)
                                            ---------       ---------       ---------          ---------          ---------
Revenues:
   Hospitality                              $ 228,712       $ 237,260       $ 239,248          $ 237,076          $ 240,969
   Attractions                                 65,878          63,235          57,760             56,602            114,645
   Media                                       24,157          29,013          62,059             75,412            353,161
   Corporate and other                          6,412           5,954          10,784             11,512              1,425
                                            ---------       ---------       ---------          ---------          ---------
      Total revenues                          325,159         335,462         369,851            380,602            710,200
                                            ---------       ---------       ---------          ---------          ---------
Operating expenses:
   Operating costs                            218,357         226,126         234,645            230,425            430,761
   Selling, general and administrative         71,718          93,958          80,489             72,195            116,971
   Preopening costs (1)                        15,141           5,278           1,892                 --                 --
   Impairment and other charges                14,262(3)       76,597(3)           --                 --             42,006(11)
   Restructuring charges                        2,182(4)       13,098(4)        2,786(4)              --             13,654(12)
   Merger costs                                    --              --          (1,741)                --             22,645(12)
   Depreciation and amortization:
      Hospitality                              25,593          24,447          22,828             21,390             19,910
      Attractions                               5,810           6,443           6,396              5,525             10,979
      Media                                     2,578           9,650           5,918              3,293             13,330
      Corporate and other                       7,294           7,040           7,591              5,849              4,430
                                            ---------       ---------       ---------          ---------          ---------
      Total depreciation and amortization      41,275          47,580          42,733             36,057             48,649
                                            ---------       ---------       ---------          ---------          ---------
      Total operating expenses                362,935         462,637         360,804            338,677            674,686
                                            ---------       ---------       ---------          ---------          ---------
Operating income (loss):
   Hospitality                                 33,915          45,949          43,700             47,031             50,897
   Attractions                                 (2,372)         (8,025)         (6,063)            (3,059)             1,048
   Media                                        1,665         (31,500)(6)       2,153             19,834             88,418
   Corporate and other                        (39,399)        (38,626)        (27,806)           (21,881)           (26,544)
   Preopening costs (1)                       (15,141)         (5,278)         (1,892)                --                 --
   Impairment and other charges               (14,262)(3)     (76,597)(3)          --                 --            (42,006)(11)
   Restructuring charges                       (2,182)(4)     (13,098)(4)      (2,786)(4)             --            (13,654)(12)
   Merger costs                                    --              --           1,741                 --            (22,645)(12)
                                            ---------       ---------       ---------          ---------          ---------
      Total operating income (loss)           (37,776)       (127,175)          9,047             41,925             35,514
Interest expense, net of amounts
  capitalized                                 (39,365)        (30,319)        (15,047)           (28,942)           (24,215)
Interest income                                 5,625           4,173           6,090             25,253             24,022
Unrealized gain on Viacom stock, net              782              --              --                 --                 --
Unrealized gain on derivatives                 54,282              --              --                 --                 --
Other gains and losses                          5,976          (1,277)        589,882(7)(8)       21,369(8)(9)      145,888(13)
                                            ---------       ---------       ---------          ---------          ---------
Income (loss) from continuing operations
   before income taxes                        (10,476)       (154,598)        589,972             59,605            181,209
Provision (benefit) for income taxes           (3,188)        (49,867)        222,342             22,315             16,721(14)
                                            ---------       ---------       ---------          ---------          ---------
Income (loss) from continuing operations       (7,288)       (104,731)        367,630             37,290            164,488

Loss from discontinued operations,
   net of taxes (2)                           (52,364)        (48,739)        (17,838)            (6,096)           (13,052)
Cumulative effect of accounting change,
   net of taxes                                11,909(5)           --              --                 --             (7,537)(15)
                                            ---------       ---------       ---------          ---------          ---------
      Net income (loss)                     $ (47,743)      $(153,470)      $ 349,792          $  31,194          $ 143,899
                                            =========       =========       =========          =========          =========
Income (loss) per share:
Income (loss) from continuing operations    $   (0.22)      $   (3.14)      $   11.17          $    1.20          $    5.31
Income (loss) from discontinued
   operations                                   (1.55)          (1.46)          (0.54)             (0.25)             (0.63)
Cumulative effect of accounting change           0.35              --              --                 --              (0.23)
                                            ---------       ---------       ---------          ---------          ---------
     Net income (loss)                      $   (1.42)      $   (4.60)      $   10.63          $    0.95          $    4.45
                                            =========       =========       =========          =========          =========

Income (loss) per share - assuming
  dilution:
Income (loss) from continuing operations    $   (0.22)      $   (3.14)      $   11.07          $    1.18          $    5.26
Income (loss) from discontinued
   operations                                   (1.55)          (1.46)          (0.54)             (0.24)             (0.62)
Cumulative effect of accounting change           0.35              --              --                 --              (0.23)
                                            ---------       ---------       ---------          ---------          ---------
     Net income (loss)                      $   (1.42)      $   (4.60)      $   10.53          $    0.94          $    4.41
                                            =========       =========       =========          =========          =========
Dividends per share                         $      --       $      --       $    0.80          $    0.65          $    1.05
                                            =========       =========       =========          =========          =========

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

BALANCE SHEET DATA:

                                                                  AS OF DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                       2001             2000            1999            1998            1997
                                    ----------       ----------      ----------      ----------      ----------
Total assets                        $2,167,822       $1,939,553      $1,732,384(7)   $1,011,992      $1,117,562
Total debt                             468,997(16)      175,500(7)      297,500         264,078(8)      388,397
Secured forward exchange contract      613,054(7)       613,054(7)           --              --              --
Total stockholders' equity             658,479          727,865         961,159(7)      525,160         516,224


(1) Preopening costs are related to the Company's Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida and its new Gaylord hotel under construction in Grapevine, Texas.

(2) In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with the provisions of SFAS No. 144, the Company has presented the operating results and financial position of the following businesses as discontinued operations: Word Entertainment; GET Management, the Company's artist management business; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis.

(3) Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets.

(4)  Related primarily to employee severance and contract termination costs.

(5) Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18,322 less a related tax provision of $6,413.

(6) Includes operating losses of $27,479 related to Gaylord Digital, the Company's internet initiative, and operating losses of $6,083 related to country record label development, both of which were closed during 2000.

(7) Includes a pretax gain of $459,307 on the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4,210 of cash, and other consideration. The CBS Series B preferred stock was included in total assets at its market value of $648,434 at December 31, 1999. The Viacom, Inc. Class B common stock was included in total assets at its market values of $485,782 and $514,391 at December 31, 2001 and 2000, respectively. During 2000, the Company entered into a seven-year forward exchange contract with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $144,975 and $171,863 was included in total assets at December 31, 2001 and 2000, respectively.

(8) In 1995, the Company sold its cable television systems. Net proceeds were $198,800 in cash and a note receivable with a face amount of $165,688, which was recorded at $150,688, net of a $15,000 discount. As part of the sale transaction, the Company also received contractual equity participation rights (the "Rights") equal to 15% of the net distributable proceeds from future asset sales. During 1998, the Company collected the full amount of the note receivable and recorded a pretax gain of $15,000 related to the note receivable discount. During 1999, the Company received cash and recognized a pretax gain of $129,875 representing the value of the Rights. The proceeds from the note receivable prepayment and the Rights were used to reduce outstanding bank indebtedness.

(9) Includes a pretax gain of $16,072 on the sale of the Company's investment in the Texas Rangers Baseball Club, Ltd. and a pretax gain totaling $8,538 primarily related to the settlement of contingencies from the sales of television stations KHTV in Houston and KSTW in Seattle.

(10) Includes the results of operations of TNN: The Nashville Network and the U.S. and Canadian operations of CMT: Country Music Television for the first nine months of 1997. On October 1, 1997, TNN and CMT were acquired by CBS in a merger (the "Merger"). Also includes the results of the Opryland theme park which was closed at the end of 1997.

(11) Charge related to the closing of the Opryland theme park at the end of the 1997 operating season.

(12) The merger costs and the 1997 restructuring charge are related to the Merger.

(13) Includes a pretax gain of $144,259 on the sale of television station KSTW in Seattle.

(14) Includes a deferred tax benefit of $55,000 related to the revaluation of certain reserves as a result of the Merger.

(15) Reflects the cumulative effect of the change in accounting method for deferred preopening costs to expense these costs as incurred, effective January 1, 1997, of $12,335 less a related tax benefit of $4,798.

(16) Related primarily to the construction of the Company's Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida and its new Gaylord hotel development in Grapevine, Texas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Gaylord Entertainment Company is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: hospitality; attractions; media; and corporate and other. During 2001, the Company restated its reportable segments for all periods presented based upon new management and an internal realignment of operational responsibilities. The Company is managed using the four business segments described above. Certain events that occurred during 2001, 2000 and 1999 affect the comparability of the Company's results of operations among the periods presented.


CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company's current judgements and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements, the following may involve a higher degree of judgement and complexity.

Revenue Recognition

Revenues are recognized when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized. The Company defers revenues related to deposits on advance room bookings, advance ticket sales at the Company's tourism properties and music publishing advances until such amounts are earned.

Impairment Of Long-Lived Assets And Goodwill

In accounting for the Company's long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001. The Company previously accounted for goodwill using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 is effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgement and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgement and estimation. Future events may indicate differences from these judgements and estimates.

Restructuring Charges

The Company has recognized restructuring charges in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" in its consolidated financial statements. Restructuring charges are based upon certain estimates of liability related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. The Company records derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The measurement of the derivative's fair value requires the use of estimates and assumptions. Changes in these estimates or assumptions could materially impact the determination of the fair value of the derivatives.


ASSESSMENT OF STRATEGIC ALTERNATIVES

During 2001, the Company named a new chairman, a new chief executive officer, and had numerous changes in senior management, primarily because of certain 2000 events discussed below. The new management team instituted a corporate reorganization, re-evaluated the Company's businesses and other investments and is employing certain cost savings initiatives (the "2001 Strategic Assessment"). As a result of the 2001 Strategic Assessment, the Company recorded impairment and other charges and restructuring charges as discussed below.

During 2000, the Company experienced a significant number of departures from its senior management, including the Company's president and chief executive officer. In addition, the Company continued to produce weaker than anticipated operating results during 2000 while attempting to fund its capital requirements related to its hotel construction project in Florida and hotel development activities in Texas. As a result of these factors, during 2000, the Company assessed its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company's operations, reduce its operating losses and reduce its negative cash flows (the "2000 Strategic Assessment"). As a result of the 2000 Strategic Assessment, the Company sold or ceased operations of several businesses and recorded impairment and other charges and restructuring charges as discussed below.

TERRORIST ATTACKS

As a result of the September 11, 2001 terrorist attacks and a slowdown in the U.S. economy, the hospitality industry has experienced occupancy rates that were significantly lower than those experienced in 2000 due to decreased tourism and travel activity. Specifically, the Company received over 30 group cancellations as a result of the terrorist attacks, the majority of which were for bookings in the months of September and October 2001. These cancellations led to a significant decrease in hotel occupancy for that period and had a negative impact on our operations in the third and fourth quarters of 2001. The September 11 terrorist attacks were dramatic in scope and in their impact on the hospitality industry and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. However, some of the groups that cancelled during 2001 have rescheduled for dates in 2002.

In response to the new economic environment following the September 11, 2001 terrorist attacks, the Company has elected a strategy of capital conservation. Accordingly, the Company is extending the construction period for a new Gaylord hotel in Grapevine, Texas for up to nine months and reducing its construction spending in the short term. The Gaylord hotel in Grapevine, Texas, previously scheduled to open in August 2003, is now scheduled to open in mid-2004. The Company has also elected to divest certain non-core assets, with the expected proceeds to be utilized as a source of capital. In addition, the Company has implemented certain cost control measures.

DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS No. 144, which superceded SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business).

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in its financial statements as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001: Word Entertainment ("Word"), the Company's contemporary Christian music business which was sold in January 2002; GET Management, the Company's artist management business which was sold during 2001; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in 2001.

DERIVATIVES

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. Effective January 1, 2001, the Company records derivatives in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10,937,900 shares of its Viacom, Inc. ("Viacom") stock investment acquired, indirectly, as a result of the divestiture of television station KTVT in Dallas-Fort Worth as discussed below. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The adoption of SFAS No. 133 has had a material impact on the Company's results of operations and financial position.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. These contracts cap the Company's exposure to one-month LIBOR rates on up to $375 million of outstanding indebtedness at 7.5% and cap the Company's exposure on one-month Eurodollar rates on up to $100 million of outstanding indebtedness at 6.625%. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses.

GAYLORD PALMS

The Company's Gaylord Palms Resort and Convention Center hotel ("Gaylord Palms") in Kissimmee, Florida commenced operations in January 2002. The Company recorded $12.2 million of preopening expenses related to Gaylord Palms in 2001 that will not recur in 2002. Gaylord Palms, with 1,406 rooms and approximately 400,000 square feet of meeting and convention space, will have a material impact on the Company's results of operations during 2002.

DIVESTITURE OF KTVT

In October 1999, CBS Corporation ("CBS") acquired KTVT from the Company in exchange for $485.0 million of CBS Series B convertible preferred stock, $4.2 million of cash and other consideration. The Company recorded a pretax gain of $459.3 million, which is included in other gains and losses in the consolidated statements of operations, based upon the disposal of the net assets of KTVT of $29.9 million, including related selling costs. CBS merged with Viacom in May 2000, resulting in the conversion of CBS convertible preferred stock into Viacom stock. The operating results of KTVT reflected in the consolidated statements of operations through the disposal date of October 12, 1999 include revenues of $36.0 million, depreciation and amortization of $2.4 million, and operating income of $8.4 million.

RESULTS OF OPERATIONS

The following table contains selected results of continuing operations data for each of the three years ended December 31, 2001, 2000 and 1999 (in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                               2001          %          2000          %          1999          %
                                            ---------      -----     ---------      -----     ---------      -----
REVENUES:
  Hospitality                               $ 228,712       70.3%    $ 237,260       70.7%    $ 239,248       64.7%
  Attractions                                  65,878       20.3        63,235       18.9        57,760       15.6
  Media                                        24,157        7.4        29,013        8.6        62,059       16.8
  Corporate and other                           6,412        2.0         5,954        1.8        10,784        2.9
                                            ---------      -----     ---------      -----     ---------      -----
     Total revenues                           325,159      100.0       335,462      100.0       369,851      100.0
                                            ---------      -----     ---------      -----     ---------      -----
OPERATING EXPENSES:
  Operating costs                             218,357       67.1       226,126       67.4       234,645       63.4
  Selling, general and administrative          71,718       22.0        93,958       28.0        80,489       21.8
  Preopening costs                             15,141        4.7         5,278        1.6         1,892        0.5
  Impairment and other charges                 14,262        4.4        76,597       22.8            --       --
  Restructuring charges                         2,182        0.7        13,098        3.9         2,786        0.8
  Merger costs                                     --         --            --         --        (1,741)      (0.5)
  Depreciation and amortization:
     Hospitality                               25,593                   24,447                   22,828
     Attractions                                5,810                    6,443                    6,396
     Media                                      2,578                    9,650                    5,918
     Corporate and other                        7,294                    7,040                    7,591
                                            ---------      -----     ---------      -----     ---------      -----
        Total depreciation and
           amortization                        41,275       12.7        47,580       14.2        42,733       11.6
                                            ---------      -----     ---------      -----     ---------      -----
        Total operating expenses              362,935      111.6       462,637      137.9       360,804       97.6
                                            ---------      -----     ---------      -----     ---------      -----
OPERATING INCOME (LOSS):
   Hospitality                                 33,915       14.8        45,949       19.4        43,700       18.3
   Attractions                                 (2,372)      (3.6)       (8,025)     (12.7)       (6,063)     (10.5)
   Media                                        1,665        6.9       (31,500)        --         2,153        3.5
   Corporate and other                        (39,399)        --       (38,626)        --       (27,806)        --
   Preopening costs                           (15,141)        --        (5,278)        --        (1,892)        --
   Impairment and other charges               (14,262)        --       (76,597)        --            --         --
   Restructuring charges                       (2,182)        --       (13,098)        --        (2,786)        --
   Merger costs                                    --         --            --         --         1,741         --
                                            ---------      -----     ---------      -----     ---------      -----
      Total operating income (loss)         $ (37,776)     (11.6)%   $(127,175)     (37.9)%   $   9,047        2.4%
                                            =========      =====     =========      =====     =========      =====


YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

Total revenues decreased $10.3 million, or 3.1%, to $325.2 million in 2001. Excluding the revenues of businesses divested in 2000, including the Orlando-area Wildhorse Saloon, KOA Campground, Gaylord Digital and country music record label development (collectively, the "2000 Divested Businesses") from 2000, total revenues decreased $1.0 million, or 0.3%, in 2001.

Revenues in the hospitality segment decreased $8.5 million, or 3.6%, to $228.7 million in 2001. Revenues of the Gaylord Opryland Resort and Convention Center hotel decreased $7.9 million to $222.0 million in 2001. Gaylord Opryland's occupancy rate decreased to 70.3% in 2001 compared to 75.9% in 2000. Revenue per available room (RevPAR) for Gaylord Opryland decreased 7.1% to $98.65 for 2001 compared to $106.22 for 2000. This decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels in the weeks following the September 11 terrorist attacks. In the four month period from November 2001 to February 2002, Gaylord Opryland's occupancy rate was 68.8% compared to 72.4% in the corresponding year-ago four month period, while average daily room rates were $141.92 compared to $138.18. The collection of a $2.2 million cancellation fee in 2000 also adversely affects comparisons with the prior year period. Gaylord Opryland's average daily rate increased to $140.33 in 2001 from $140.03 in 2000.

Revenues in the attractions segment increased $2.6 million, or 4.2%, to $65.9 million in 2001. Excluding the revenues of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, revenues in the attractions segment increased $8.0 million, or 13.8% due to increased revenues of $10.1 million at Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace that was acquired in March 2000. Revenues of the Grand Ole Opry increased $1.4 million, or 11.6%, to $13.4 million in 2001. These increases in revenues were partially offset by decreased revenues of the General Jackson, which decreased $1.5 million in 2001 as a result of an attendance decline of 16.3% partially offset by an increase in per capita spending of 16.3%.

Revenues in the media segment decreased $4.9 million, or 16.7%, to $24.2 million in 2001. Excluding the revenues of Gaylord Digital from 2000, revenues in the media segment decreased $0.9 million, or 3.7%. Revenues of the Company's radio stations decreased $1.2 million during 2001 as a result of a weak advertising market and significant competition within the Nashville-area radio broadcasting market.

Revenues in the corporate and other segment increased $0.5 million to $6.4 million in 2001. Corporate and other segment revenues consisted primarily of the Company's ownership interest in a minor league baseball team.

OPERATING EXPENSES

Total operating expenses decreased $99.7 million, or 21.6%, to $362.9 million in 2001. Excluding impairment and other charges and restructuring charges, total operating expenses decreased $26.5 million, or 7.1%, to $346.5 million in 2001. Operating costs, as a percentage of revenues, decreased to 67.1% during 2001 as compared to 67.4% during 2000. Selling, general and administrative expenses, as a percentage of revenues, decreased to 22.0% during 2001 as compared to 28.0% in 2000.

Operating costs decreased $7.8 million, or 3.4%, to $218.4 million in 2001. Excluding the operating costs of the 2000 Divested Businesses from 2000, operating costs decreased $9.8 million, or 4.7%, to $208.6 million in 2001.

Operating costs in the hospitality segment increased $1.5 million in 2001 primarily as a result of increased operating costs at Gaylord Opryland of $2.2 million. During 2000, the Company recorded certain nonrecurring operating costs associated primarily with the settlement of tax and utility contingencies related to prior years totaling $5.0 million in the hospitality segment, $4.5 million of which was related to Gaylord Opryland. Excluding these nonrecurring costs, operating costs at Gaylord Opryland increased $6.7 million, or 5.2% due primarily to costs associated with various new shows and exhibits at the hotel in 2001.

Operating costs in the attractions segment increased $1.0 million, or 2.1%, in 2001. Excluding the operating costs of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, operating costs in the attractions segment increased $6.7 million in 2001. The operating costs of Corporate Magic increased $9.8 million in 2001 as compared to 2000 subsequent to its acquisition in March 2000 due to the fact that a large share of its annual business occurs in the first quarter of each year. This increase was partially offset by a decrease in operating costs of the Acuff Theater, a venue for concerts and theatrical performances, which had reduced operating costs in 2001 as compared to 2000 of $1.2 million due to decreased utilization of this venue.

Operating costs in the media segment declined $11.3 million, or 45.5%, in 2001. The decline in costs is almost entirely attributable to operating costs of Gaylord Digital and country music record label development costs in 2000. Excluding these costs, operating costs in the media segment increased $0.7 million, or 5.2% in 2001.

The operating costs in the corporate and other segment increased $1.0 million in 2001 as compared to 2000 due to increased overhead and administrative costs related to the management of the Company's hotels.

Selling, general and administrative expenses decreased $22.2 million, or 23.7%, to $71.7 million in 2001. Excluding the selling, general and administrative expenses of the 2000 Divested Businesses from 2000, selling, general and administrative expenses decreased $3.4 million, or 4.5%, in 2001.

Selling, general and administrative expenses in the hospitality segment increased $0.8 million, or 3.0%, in 2001. Selling, general and administrative expenses at Gaylord Opryland increased $0.6 million, or 2.1%, in 2001. Selling and promotion expense at Gaylord Opryland increased $1.9 million due to increased advertising offset by lower general and administrative costs at Gaylord Opryland of $1.3 million due to cost controls.

Selling, general and administrative expenses in the attractions segment decreased $3.4 million, or 21.2%, in 2001. Excluding the selling, general and administrative expenses of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, selling, general and administrative expenses in the attractions segment decreased $3.0 million, or 19.0%, in 2001. The decrease in 2001 is primarily attributable to nonrecurring bad debt expense recognized in 2000 of $2.4 million related to the Company's live entertainment business. In addition, the selling, general and administrative expenses of the Ryman Auditorium decreased $1.2 million in 2001 as compared to 2000 due to reductions in marketing expenses, fewer shows being produced in 2001 compared to 2000 and a shift to more co-produced shows in 2001 compared to 2000.

Corporate selling, general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs remained unchanged at $23.3 million in both 2001 and 2000.

Effective December 31, 2001, the Company amended its retirement plan and its retirement savings plan whereby the retirement cash balance benefit was frozen and whereby future Company contributions to the retirement savings plan will include 2% to 4% of the employee's salary, based upon the Company's financial performance, in addition to a one-half match of the employee's salary up to a maximum Company contribution of 3%. As a result of these changes to the retirement plan, the Company expects to record a pretax charge to operations of approximately $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations.

The Company has amended its postretirement benefit plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company measured a gain of $6.8 million, which will be recognized in future periods.

Preopening costs increased $9.9 million to $15.1 million in 2001 related to the Company's hotel development activities in Florida and Texas. In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses the costs associated with start-up activities and organization costs as incurred.

Depreciation and amortization decreased $6.3 million, or 13.3%, to $41.3 million in 2001. Excluding the depreciation and amortization of the 2000 Divested Businesses from 2000, depreciation and amortization increased $1.7 million, or 4.3%, in 2001. The increase is primarily attributable to increased depreciation expense at Gaylord Opryland of $0.9 million related to capital expenditures and increased software amortization of $0.8 million.

IMPAIRMENT AND OTHER CHARGES

The Company recognized pretax impairment and other charges as a result of the 2001 and 2000 Strategic Assessments. The components of these charges for the years ended December 31 are as follows (in thousands):

                                                             2001         2000
                                                          --------     --------
     Programming, film and other content                  $  6,858     $  8,295
     Gaylord Digital and other technology investments        4,576       48,127
     Property and equipment                                  2,828        3,398
     Orlando-area Wildhorse Saloon                               -       15,854
     Other                                                       -          923
                                                          --------     --------
       Total impairment and other charges                 $ 14,262     $ 76,597
                                                          ========     ========

Additional impairment and other charges of $28.9 million during 2000 are included in discontinued operations.

2001 Impairment and Other Charges

The Company began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6.9 million. At December 31, 2000, the Company held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, the Company was notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4.6 million. The Company also recorded an impairment charge related to idle real estate of $2.0 million during 2001 based upon an assessment of the value of the property. In addition, the Company recorded an impairment charge for other idle property and equipment totaling $0.8 million during 2001 primarily due to the consolidation of offices resulting from personnel reductions.

2000 Impairment and Other Charges

The Company's 2000 Strategic Assessment of its programming, film and other content assets resulted in pretax impairment and other charges of $8.3 million based upon the projected cash flows for these assets. This charge included investments of $5.0 million, other receivables of $3.0 million and music and film catalogs of $0.3 million.

The Company closed Gaylord Digital, its Internet-related business in 2000. During 1999 and 2000, Gaylord Digital was unable to produce the operating results initially anticipated and required an extensive amount of capital to fund its operating losses, investments and technology infrastructure. As a result of the closing, the Company recorded a pretax charge of $48.1 million in 2000 to reduce the carrying value of Gaylord Digital's assets to their fair value based upon estimated selling prices. The Gaylord Digital charge included the write-down of intangible assets of $25.8 million, property and equipment (including software) of $14.8 million, investments of $7.0 million and other assets of $0.6 million. The operating results of Gaylord Digital are included in continuing operations. Excluding the effect of the impairment and other charges, Gaylord Digital had revenues of $3.9 million and $1.6 million, and operating losses of $27.5 million and $7.3 million, for the years ended December 31, 2000 and 1999, respectively.

During the course of conducting the 2000 Strategic Assessment, other property and equipment of the Company was reviewed to determine whether the change in the Company's strategic direction resulted in additional impaired assets. This review indicated that certain property and equipment would not be recovered by projected cash flows. The Company recorded pretax impairment and other charges related to its property and equipment of $3.4 million. These charges included property and equipment write-downs in the hospitality segment of $1.4 million, in the attractions segment of $0.3 million, in the media segment of $0.2 million, and in the corporate and other segment of $1.5 million.

During November 2000, the Company ceased the operations of the Orlando-area Wildhorse Saloon. Walt Disney World(R) Resort paid the Company approximately $1.8 million for the net assets of the Orlando-area Wildhorse Saloon and released the Company from its operating lease for the Wildhorse Saloon location. As a result of this divestiture, the Company recorded pretax charges of $15.9 million to reflect the impairment and other charges related to the divestiture. The Orlando-area Wildhorse Saloon charges included the write-off of equipment of $9.4 million, intangible assets of $8.1 million and other working capital items of $0.1 million offset by the $1.8 million of proceeds received from Disney. The operating results of the Orlando-area Wildhorse Saloon are included in continuing operations. Excluding the effect of the impairment and other charges, the Orlando-area Wildhorse Saloon had revenues of $4.4 million, and operating losses of $1.6 million for the year ended December 31, 2000.

RESTRUCTURING CHARGES

During 2001, the Company recognized pretax restructuring charges from continuing operations of $2.2 million related to streamlining operations and reducing layers of management. The Company recognized additional pretax restructuring charges from discontinued operations of $3.0 million in 2001. These restructuring charges were recorded in accordance with EITF No. 94-3. The restructuring costs from continuing operations consist of $4.7 million related to severance and other employee benefits and $1.1 million related to contract termination costs, offset by the reversal of restructuring charges recorded in 2000 of $3.7 million primarily related to negotiated reductions in certain contract termination costs. The restructuring costs from discontinued operations consist of $1.6 million related to severance and other employee benefits and $1.8 million related to contract termination costs offset by the reversal of restructuring charges recorded in 2000 of $0.4 million. The 2001 restructuring charges primarily resulted from the Company's strategic decisions to exit certain businesses and reduce corporate overhead and administrative costs. The 2001 restructuring plan resulted in the termination or notification of pending termination of approximately 150 employees. As of December 31, 2001, the Company has recorded cash charges of $1.7 million against the 2001 restructuring accrual, all of which related to continuing operations. The remaining balance of the 2001 restructuring accrual related to continuing operations at December 31, 2001 of $4.2 million is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The remaining balance of the 2001 restructuring accrual related to discontinued operations at December 31, 2001 of $3.3 million is included in current liabilities of discontinued operations in the consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid in 2002.

As part of the Company's 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.1 million during 2000 are included in discontinued operations. Restructuring charges related to continuing operations consist of contract termination costs of $8.0 million to exit specific activities and employee severance and related costs of $5.4 million offset by the reversal of the remaining restructuring accrual from the restructuring charges recorded in 1999 of $0.2 million. The 2000 restructuring charges relate to the Company's strategic decisions to exit certain lines of business, primarily businesses included in the Company's former music, media and entertainment segment, and to implement its 2000 strategic plan. As part of the Company's 2000 restructuring plan, approximately 375 employees were terminated or were informed of their pending termination. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $4.0 million of the restructuring charges originally recorded during 2000. As of December 31, 2001, the Company has recorded cash charges of $10.8 million against the 2000 restructuring accrual. The remaining balance of the 2000 restructuring accrual at December 31, 2001 of $1.6 million is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid in 2002.

OPERATING INCOME (LOSS)

Total operating loss decreased $89.4 million to an operating loss of $37.8 million during 2001. Excluding the operating losses of the 2000 Divested Businesses from 2000, as well as impairment and other charges and restructuring charges from both periods, total operating income decreased $19.0 million to an operating loss of $21.3 million in 2001.

Hospitality segment operating income decreased $12.0 million to $33.9 million in 2001 as a result of decreased operating income of Gaylord Opryland. Excluding the operating losses of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, the operating loss of the attractions segment decreased $4.0 million to an operating loss of $2.4 million in 2001 primarily as a result of decreased operating losses of the Acuff Theater, Corporate Magic and the Ryman Auditorium. Media segment operating income was $1.7 million in 2001 compared to an operating loss of $31.5 million in 2000. Excluding the operating losses of Gaylord Digital and country music record label development costs from 2000, the operating income of the media segment decreased $0.4 million 2001 primarily as a result of increased operating losses at the Company's radio stations. The operating loss of the corporate and other segment increased $0.8 million, or 2.0%, to an operating loss of $39.4 million in 2001.

INTEREST EXPENSE

Interest expense increased $9.0 million to $39.4 million in 2001, net of capitalized interest of $18.8 million, including $16.4 million of capitalized interest related to Gaylord Palms. The Company will no longer capitalize interest on Gaylord Palms subsequent to its opening date in January 2002. The increase in 2001 interest expense is primarily attributable to higher average borrowing levels including construction-related financing related to Gaylord Palms and the new Gaylord hotel in Grapevine, Texas, the secured forward exchange contract entered into in May 2000 and the amortization of deferred costs related to these financing activities. The Company's weighted average interest rate on its borrowings, including the interest expense associated with the secured forward exchange contract, was 6.3% in 2001 as compared to 6.6% in 2000.

The Company is negotiating with potential additional financing sources regarding the Company's future financing arrangements. The Company's future borrowing levels are expected to be higher than the Company's historical borrowing levels.

INTEREST INCOME

Interest income increased $1.5 million to $5.6 million in 2001. The increase in 2001 primarily relates to an increase in interest income from invested cash balances.

GAIN (LOSS) ON VIACOM STOCK AND DERIVATIVES

The Company adopted the provisions of SFAS No. 133 on January 1, 2001 and recorded a gain of $11.9 million, net of taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001. For the year ended December 31, 2001, the Company recorded a pretax gain of $54.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the year ended December 31, 2001, the Company recorded a pretax loss of $28.6 million related to the decrease in fair value of the Viacom stock subsequent to January 1, 2001.

OTHER GAINS AND LOSSES

During 2001, the indemnification period related to the Company's 1999 disposition of television station KTVT in Dallas-Fort Worth ended, resulting in the recognition of a pretax gain of $4.6 million related to the reversal of previously recorded contingent liabilities.

During 2000, the Company sold its KOA Campground located near Gaylord Opryland for $2.0 million in cash. The Company recognized a pretax loss on the sale of $3.2 million.

INCOME TAXES

The Company's benefit for income taxes was $3.2 million in 2001 compared to an income tax benefit of $49.9 million in 2000. The Company's effective tax rate on its loss before benefit for income taxes was 30.4% for 2001 compared to 32.3% for 2000. The decline in the Company's effective tax rate is primarily due to nondeductible foreign and state losses during 2001.

DISCONTINUED OPERATIONS

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, (prior to their disposal where applicable) and the estimated fair value of the assets and liabilities of these businesses have been reflected in the Company's consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

Word

During 2001, the Company committed to a plan to sell Word. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word, a pretax restructuring charge of $1.5 million was recorded in 2001. The restructuring charge consists of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. Subsequent to December 31, 2001, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments. The Company will not recognize a material gain or loss on the divestiture in 2002. Net proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness as further discussed below under Liquidity and Capital Resources.

International Cable Networks

During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, bringing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company's interest to 67.5%.

In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reduced contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of its efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $7.0 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

In the first quarter of 2002, the Company finalized a transaction to sell certain assets of its international cable networks as further discussed under "Recent Developments."

Businesses Sold to OPUBCO

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the consolidated statement of operations. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors collectively own a significant ownership interest in the Company.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

                                                           2001         2000
                                                        ---------    ---------
     REVENUES:
         Word Entertainment                             $ 115,677    $ 130,706
         International cable networks                       5,025        6,606
         Businesses sold to OPUBCO                          2,195       39,706
         Other                                                609        1,900
                                                        ---------    ---------
            Total revenues                              $ 123,506    $ 178,918
                                                        =========    =========
     OPERATING INCOME (LOSS):
         Word Entertainment                             $  (5,710)   $ (15,741)
         International cable networks                      (6,375)      (9,655)
         Businesses sold to OPUBCO                         (1,459)      (9,370)
         Other                                               (383)        (144)
         Impairment and other charges                     (53,716)     (28,941)
         Restructuring charges                             (2,959)      (3,095)
                                                        ---------    ---------
            Total operating loss                          (70,602)     (66,946)

     INTEREST EXPENSE                              (797)       (1,310)
     INTEREST INCOME                                128           556
     OTHER GAINS AND LOSSES                      (3,986)       (4,245)
                                               --------      --------
     Loss before benefit for income taxes       (75,257)      (71,945)

     BENEFIT FOR INCOME TAXES                   (22,893)      (23,206)
                                               --------      --------
     Net loss from discontinued operations     $(52,364)     $(48,739)
                                               ========      ========

During 2000, the Company settled contingencies remaining from the 1997 acquisition of Word, which resulted in a pretax charge of $3.3 million.

The assets and liabilities of the discontinued operations presented in the consolidated balance sheets are comprised of:

                                                                               2001         2000
                                                                             --------     --------
CURRENT ASSETS:
    Cash and cash equivalents                                                $  2,237     $  8,005
    Trade receivables, less allowance of $2,785 and $5,003, respectively       24,814       43,567
    Inventories                                                                 6,359       12,321
    Prepaid expenses                                                            8,779       12,592
    Other current assets                                                          691        5,052
                                                                             --------     --------
       Total current assets                                                    42,880       81,537

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                        10,357       22,423
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                             29,628       81,954
MUSIC AND FILM CATALOGS                                                        10,696       26,237
OTHER LONG-TERM ASSETS                                                          3,512       11,965
                                                                             --------     --------
    Total long-term assets                                                     54,193      142,579
                                                                             --------     --------
       Total assets                                                          $ 97,073     $224,116
                                                                             ========     ========
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $  5,515     $  1,378
    Accounts payable and accrued liabilities                                   18,120       39,652
                                                                             --------     --------
       Total current liabilities                                               23,635       41,030
LONG-TERM DEBT, NET OF CURRENT PORTION                                             --       20,551
OTHER LONG-TERM LIABILITIES                                                         7           --
                                                                             --------     --------
       Total long-term liabilities                                                  7       20,551
                                                                             --------     --------
       Total liabilities                                                     $ 23,642     $ 61,581
                                                                             ========     ========


YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Total revenues decreased $34.4 million, or 9.3%, to $335.5 million in 2000 primarily due to the divestiture of KTVT, which was divested in 1999, partially offset by revenues of Corporate Magic which was acquired in 2000. Excluding the revenues of significant divested businesses, primarily KTVT and the 2000 Divested Businesses, from both periods, total revenues increased $0.3 million, or 0.1%, in 2000.

Revenues in the hospitality segment decreased $2.0 million, or 0.8%, to $237.3 million in 2000. Revenues of Gaylord Opryland decreased $3.8 million to $230.6 million in 2000. Gaylord Opryland's occupancy rate decreased to 75.9% in 2000 compared to 78.0% in 1999. Gaylord Opryland's average daily rate increased to $140.03 in 2000 from $135.48 in 1999. The decrease in revenues from Gaylord Opryland was partially offset by increased revenues from the Radisson Hotel at Opryland of $1.6 million, or 31.7%, in 2000. The occupancy rate of the Radisson Hotel at Opryland increased to 59.3% in 2000 from 48.8% in 1999. The increase in revenues for the Radisson Hotel at Opryland is primarily attributable to a renovation project during 1999, which caused a portion of the rooms to be unavailable during 1999.

Revenues in the attractions segment increased $5.5 million, or 9.5%, to $63.2 million in 2000. Excluding the revenues of the Orlando-area Wildhorse Saloon and the KOA Campground from both periods, revenues of the attractions segment increased $6.5 million, or 12.6%, to $57.9 million. Corporate Magic had revenues subsequent to its acquisition in March 2000 of $4.2 million.

Revenues in the media segment decreased $33.0 million, or 53.2%, to $29.0 million in 2000. Excluding the revenues of KTVT and Gaylord Digital from both periods, revenues in the media segment increased $0.7 million, or 2.8%, to $25.1 million in 2000.

Revenues in the corporate and other segment decreased $4.8 million to $6.0 million in 2000 related primarily to consulting and other services revenues related to the Opry Mills partnership in 1999, which did not continue beyond 1999.

OPERATING EXPENSES

Total operating expenses increased $101.8 million, or 28.2%, to $462.6 million in 2000. Excluding the impairment and other charges, restructuring charges and merger costs, total operating expenses increased $13.2 million, or 3.7%, to $372.9 million in 2000. Operating costs, as a percentage of revenues, increased to 67.4% during 2000 as compared to 63.4% during 1999. Selling, general and administrative expenses, as a percentage of revenues, increased to 28.0% during 2000 as compared to 21.8% in 1999.

Operating costs decreased $8.5 million, or 3.6%, to $226.1 million in 2000. Excluding the operating costs of KTVT and the 2000 Divested Businesses from both periods, operating costs decreased $1.5 million, or 0.7%, to $208.6 million in 2000.

Operating costs in the hospitality segment decreased $3.7 million, or 2.6%, in 2000 primarily as a result of lower operating costs at Gaylord Opryland of $4.4 million related to lower revenues and stringent cost controls. Included in hospitality operating costs for 2000 are certain nonrecurring items associated primarily with the settlement of tax and utility contingencies related to prior years totaling $5.0 million. Excluding these items, operating costs in the hospitality segment declined by $8.7 million in 2000.

Operating costs in the attractions segment increased $2.3 million, or 4.9%, in 2000. Excluding the operating costs of the Orlando-area Wildhorse Saloon and the KOA Campground from both periods, operating costs in the attractions segment increased $3.2 million in 2000, primarily due to the operating costs of Corporate Magic subsequent to its March 2000 acquisition.

Operating costs in the media segment declined $8.2 million, or 24.9%, in 2000. Excluding the operating costs of KTVT, Gaylord Digital and country music record label development costs from both periods, operating costs in the media segment increased $1.0 million in 2000 due primarily to increased operating costs at Acuff-Rose Music Publishing of $0.6 million.

The operating costs in the corporate and other segment increased $1.1 million, or 8.1%, to $14.2 million in 2000 due to increased operating costs of the Oklahoma Redhawks, a minor league baseball team based in Oklahoma City, and increased costs related to the management of the Company's hotels.

Selling, general and administrative expenses increased $13.5 million, or 16.7%, to $94.0 million in 2000. Excluding the selling, general and administrative expenses of KTVT and the 2000 Divested Businesses from both periods, selling, general and administrative expenses increased $7.3 million, or 10.8%, to $75.1 million in 2000.

Selling, general and administrative expenses in the hospitality segment decreased $2.2 million in 2000 primarily related to stringent cost controls at Gaylord Opryland.

Selling, general and administrative expenses in the attractions segment increased $5.1 million, or 46.4%, in 2000. Excluding the selling, general and administrative expenses of the Orlando-area Wildhorse Saloon and the KOA Campground from both periods, selling, general and administrative expenses in the attractions segment increased $6.1 million in 2000. The increase is primarily attributable to a $5.6 million increase in the selling, general and administrative expenses of the Company's live entertainment businesses in 2000 related to the acquisition of Corporate Magic in March 2000 and nonrecurring bad debt expense recognized in 2000 of $2.4 million.

Selling, general and administrative expenses in the media segment increased $5.1 million, or 24.2%, in 2000. Excluding the selling, general and administrative expenses of KTVT, Gaylord Digital and country music record label development costs from both periods, selling, general and administrative expenses in the media segment decreased $2.1 million in 2000 due to certain media-related overhead and development costs in 1999 that did not recur in 2000.

Corporate selling, general and administrative expenses increased $5.5 million, or 30.7%, in 2000. The components of the increase in 2000 over 1999 include the following: $2.2 million related to the naming rights for Gaylord Entertainment Center, $1.0 million related to severance of the Company's former CEO, $0.9 million related to additional human resources and training personnel and related costs, and $0.4 million related to increased property and franchise taxes.

Preopening costs increased $3.4 million to $5.3 million in 2000 related to the Company's hotel development activities in Florida and Texas.

Depreciation and amortization increased $4.8 million, or 11.3%, to $47.6 million in 2000. Excluding the depreciation and amortization of KTVT and the 2000 Divested Businesses from both periods, depreciation and amortization increased $2.7 million, or 7.4%, in 2000. The increase is primarily attributable to the depreciation expense of capital expenditures and the amortization expense of intangible assets, primarily goodwill, associated with acquisitions.

OPERATING INCOME (LOSS)

Total operating income decreased $136.2 million to an operating loss of $127.2 million during 2000. Excluding the operating income (loss) of KTVT and the 2000 Divested Businesses, as well as the impairment, restructuring and merger charges from both periods, total operating income decreased $17.2 million to an operating loss of $2.3 million in 2000.

Hospitality segment operating income increased $2.2 million to $45.9 million in 2000 primarily related to increased profit margins of Gaylord Opryland. Excluding the operating loss of the Orlando-area Wildhorse Saloon and the KOA Campground from both periods, the operating loss of the attractions segment increased $3.3 million to $6.4 million in 2000 primarily as a result of the operating losses of the Company's live entertainment businesses. Excluding the operating income (loss) of KTVT, Gaylord Digital and country music record label development costs from both periods, the operating income of the media segment increased $1.9 million to an operating income of $2.1 million in 2000. The operating loss of the corporate and other segment increased $10.8 million to an operating loss of $38.6 million in 2000 due in part to consulting and other services revenues related to the Opry Mills partnership in 1999, which did not continue beyond 1999, and increased administrative costs, including certain overhead and administrative costs related to the management of the Company's hotels.

INTEREST EXPENSE

Interest expense increased $15.3 million to $30.3 million, net of capitalized interest, in 2000. Capitalized interest related to the Florida and Texas hotel developments totaled $6.8 million in 2000 compared to $0.5 million in 1999. The increase in 2000 interest expense is primarily attributable to higher average borrowing levels, including the secured forward exchange contract, and the amortization of deferred costs related to these financing activities. The Company's weighted average interest rate on its borrowings, including the interest expense associated with the secured forward exchange contract, was 6.6% in 2000 as compared to 6.4% in 1999.

INTEREST INCOME

Interest income decreased $1.9 million to $4.2 million in 2000. The decrease in 2000 primarily relates to nonrecurring interest income in 1999 of $2.0 million related to the settlement of contingencies between the Company and CBS/Viacom as well as a $1.8 million prepayment penalty from Bass Pro recorded as interest income during 1999. These 1999 transactions are partially offset by an increase in interest income from invested cash balances during 2000.

OTHER GAINS AND LOSSES

Other gains and (losses) during 2000 and 1999 were comprised of the following pretax amounts, in thousands:

                                                         2000            1999
                                                       --------        --------
     Loss on disposal of KOA Campground                 $(3,247)       $     --
     Gain on divestiture of KTVT                              -         459,307
     Gain on equity participation rights                      -         129,875
     Other gains and losses, net                          1,970             700
                                                        -------        --------
                                                        $(1,277)       $589,882
                                                        =======        ========

In October 1999, CBS acquired the Company's television station KTVT in Dallas-Ft. Worth in exchange for $485 million of CBS Series B convertible preferred stock, $4.2 million of cash and other consideration, resulting in a pretax gain of $459.3 million.

During 1999, the Company received cash and recognized a pretax gain of $129.9 million representing the value of contractual equity participation rights related to the sale of certain cable television systems (the "Systems") formerly owned by the Company. During 1995, the Company sold the Systems to CCT Holdings Corporation. As part of the 1995 sale transaction, the Company received contractual equity participation rights equal to 15% of the net distributable proceeds, as defined, from certain future asset sales. The proceeds from the equity participation rights were used to reduce outstanding bank indebtedness.

INCOME TAXES

The Company's benefit for income taxes was $49.9 million in 2000 compared to an income tax provision of $222.3 million in 1999. The Company's effective tax rate on its income (loss) before provision (benefit) for income taxes was 32.3% for 2000 compared to 37.7% for 1999.

DISCONTINUED OPERATIONS

As previously discussed, the Company adopted the provisions of SFAS No. 144 during the third quarter of 2001. Accordingly, SFAS No. 144 required the Company to restate the Company's results of operations and cash flows related to discontinued operations for the years ended December 31, 2000 and 1999.

The results of operations of businesses accounted for as discontinued operations are as follows (in thousands):

                                                       2000           1999
                                                    ---------      ---------
     REVENUES:
         Word Entertainment                         $ 130,706      $ 137,873
         International cable networks                   6,606          4,407
         Businesses sold to OPUBCO                     39,706         17,797
         Other                                          1,900          2,712
                                                    ---------      ---------
            Total revenues                          $ 178,918      $ 162,789
                                                    =========      =========
     OPERATING INCOME (LOSS):
         Word Entertainment                         $ (15,741)     $  (5,542)
         International cable networks                  (9,655)        (8,375)
         Businesses sold to OPUBCO                     (9,370)        (1,553)
         Other                                           (144)           714
         Impairment and other charges                 (28,941)       (12,201)
         Restructuring charges                         (3,095)          (316)
                                                    ---------      ---------
            Total operating loss                      (66,946)       (27,273)

     INTEREST EXPENSE                                  (1,310)        (1,054)
     INTEREST INCOME                                      556            185
     OTHER GAINS AND LOSSES                            (4,245)          (308)
                                                    ---------      ---------

     Loss before benefit for income taxes             (71,945)       (28,450)

     BENEFIT FOR INCOME TAXES                         (23,206)       (10,612)
                                                    ---------      ---------
     Net loss from discontinued operations          $ (48,739)     $ (17,838)
                                                    =========      =========

LIQUIDITY AND CAPITAL RESOURCES

Term Loan

During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and a new Gaylord hotel in Grapevine, Texas, as well as for general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan. As of December 31, 2001, the Company had outstanding borrowings of $100.0 million under the Term Loan and was required to escrow certain amounts in a completion reserve account for Gaylord Palms.

The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60.0 million. The Company sold Word in January 2002. The sale of Word required the prepayment of the Term Loan in the amount of $80.0 million and, accordingly, this amount was classified as due within one year in the December 31, 2001 consolidated balance sheet, resulting in a negative working capital balance at December 31, 2001 of $26.7 million. Subsequent to the prepayment of the Term Loan related to Word, the maximum amount available under the Term Loan reduces to $100.0 million in October 2003, and to $50.0 million in April 2004, with full repayment due in October 2004. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85.0 million. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At December 31, 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $5.6 million. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for 2001 was 8.3%. As of March 19, 2002, the Company had $50 million of outstanding borrowings and $70 million of future borrowing capacity under the Term Loan.

Nashville Hotel Loans

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans require monthly principal payments of $667,000 during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance a $250.0 million interim loan that was scheduled to mature in April 2001. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the interim loan, required escrows and fees were approximately $97.6 million. At December 31, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $13.8 million. The weighted average interest rates for the Senior Loan and the Mezzanine Loan for 2001, including amortization of deferred financing costs, were 6.2% and 12.0%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2001, the cash management restrictions are in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of March 19, 2002, approximately $16 million of escrowed excess cash flows have been utilized to repay principal amounts owed on the Senior Loan. Based upon recent operating results of Gaylord Opryland, the Company expects the cash management restrictions to remain in effect for the foreseeable future.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan subsequent to December 31, 2001. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. Management's projections and related operating plans indicate the Company will remain in compliance with the revised financial covenants under the Nashville Hotel Loans and the Term Loan during the first and second quarters of 2002, albeit by a narrow margin. As with all projections, there can be no assurance that they will be achieved. In addition, the Company is attempting to sell certain non-core assets that would provide additional sources of capital. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

Capital Requirements

During 2001, the Company's capital expenditures were approximately $281 million, including approximately $256 million related to construction of Gaylord Palms, which opened in January 2002 and the new Gaylord hotel in Grapevine, Texas, which is scheduled to open in mid-2004. The Company currently projects capital expenditures for 2002 of approximately $150 million, which includes approximately $62 million related to the completion of Gaylord Palms, continuing construction at the new Gaylord hotel in Grapevine, Texas of $54 million and approximately $19 million related to Gaylord Opryland.

Commitments

Future minimum cash lease commitments under all noncancelable operating leases in effect for continuing operations at December 31, 2001 are as follows: 2002 - $5.0 million, 2003 - $5.0 million, 2004 - $4.8 million, 2005 - $4.4 million,
2006 - $4.3 million, and 2007 and thereafter - $689.2 million.

The Company entered into a 75-year operating lease agreement during 1999 for
65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease required annual lease payments of approximately $0.9 million until the completion of construction in 2002, at which point the annual lease payments increased to approximately $3.2 million. The lease agreement provides for a 3% escalation of base rent each year beginning five years after the opening of Gaylord Palms.

During 1999, the Company entered into a construction contract for the development of the Gaylord Palms. The Company expects payments of approximately $300 million related to the construction contract during the construction period. Gaylord Palms opened in January 2002. As of December 31, 2001, the Company has paid approximately $272.9 million related to this construction contract, which is included as construction in progress in property and equipment in the Company's consolidated balance sheets.

During 2001 and 2002, the Company entered into certain agreements related to the construction of the new Gaylord hotel in Grapevine, Texas. The Company expects payments of approximately $190 million related to these agreements. At December 31, 2001, the Company has paid approximately $53.5 million related to these agreements, which is included as construction in progress in property and equipment in the Company's consolidated balance sheets.

During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. A director of the Company owns a majority equity interest in the Nashville Predators. The contractual commitment required the Company to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement.

Future Financing

The Company's cash flow is largely dependent upon the success and profitability of its hotel operations. The key financial drivers of the Company's hotels are occupancy rates and average room rates. Gaylord Opryland has experienced declining occupancy rates over each of the previous five years, and occupancy has declined approximately 15 percentage points over that five-year period, while average room rates have increased at a compounded rate of approximately 1.8% over that period. As discussed above, all excess cash flows from Gaylord Opryland are currently being retained by the lenders under the Nashville Hotel Loans and will continue to be retained unless and until the operating performance of Gaylord Opryland improves. In addition, all excess cash flows from Gaylord Palms will be used to pay down the Term Loan until the maximum borrowing amount under the Term Loan is reduced to $85 million.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash, and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel construction projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations. As previously discussed, the Company is extending the construction period for the new Gaylord hotel in Grapevine, Texas for up to nine months and reducing its construction spending in the short term. The Gaylord hotel in Grapevine, Texas, originally scheduled to open in August 2003, is now scheduled to open in mid-2004.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002 and anticipates that a substantial amount of its intangible assets will no longer be amortized beginning January 1, 2002 with the adoption of the new standard.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As discussed previously, the Company adopted the provisions of SFAS No. 144 during 2001, with an effective date of January 1, 2001.

RECENT DEVELOPMENTS

On February 20, 2002, the Company disclosed that it intended to dispose of its ownership interests in the Oklahoma Redhawks and certain real estate, as well as its investments in the Nashville Predators and Opry Mills. In addition, the Company stated that it was evaluating strategic alternatives with regard to Acuff-Rose Music Publishing and its investment in Bass Pro.

The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002. This legislation allows a five-year carryback for losses incurred in 2001. This change in tax law will allow the Company to recover during 2002 approximately $15.6 million of federal income taxes previously paid related to losses incurred in 2001.

In the first quarter of 2002 the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. The transponder lease assignment required the Company to guarantee lease payments in 2002 from the acquirer of these networks. As a result of the transponder lease assignment, the Company may reduce its recorded transponder lease liabilities in 2002.

FORWARD-LOOKING STATEMENTS

This report contains statements with respect to the Company's beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption "Risk Factors." Forward-looking statements include discussions regarding the Company's operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

MARKET RISK

The following discusses the Company's exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments - At December 31, 2001, the Company held an investment of 11 million shares of Viacom Class B common stock, which was received as the result of the acquisition of television station KTVT by CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2001, the fair market value of the Company's investment in the 11 million shares of Viacom stock was $485.8 million, or $44.15 per share. The secured forward exchange contract protects the Company for market decreases below $56.04 per share, thereby limiting the Company's market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Outstanding Debt - The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company's option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan require the purchase of interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. The terms of the Nashville Hotel Loans require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $1.8 million after taxes based on debt amounts outstanding at January 4, 2002 (subsequent to the repayment of debt related to the Word transaction).

Cash Balances - Certain of the Company's outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at December 31, 2001. As a result, the interest rate market risk implicit in these investments at December 31, 2001, if any, is low.

Foreign Currency Exchange Rates - Substantially all of the Company's revenues are realized in U.S. dollars and are from customers in the United States. Although the Company owns certain subsidiaries who conduct business in foreign markets and whose transactions are settled in foreign currencies, these operations are not material to the overall operations of the Company. Therefore, the Company does not believe it has any significant foreign currency exchange rate risk. The Company does not hedge against foreign currency exchange rate changes and does not speculate on the future direction of foreign currencies.

Summary - Based upon the Company's overall market risk exposures at December 31, 2001, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows would not be material.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The information called for by this Item is provided under the caption "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index on page F-1 of this annual report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Inapplicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about our Directors is incorporated herein by reference to the discussion under the heading "Item 1 - Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.


         Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.


         Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the discussion under the heading "Beneficial Ownership" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


         14(A)(1)  FINANCIAL STATEMENTS

         The accompanying index to financial statements on page F-1 of this annual report on Form 10-K is provided in response to this Item.


         14(A)(2)  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this annual report on Form 10-K:

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 2001........................................................ S-2

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 2000........................................................ S-3

         Schedule II - Valuation and Qualifying Accounts for the Year Ended
              December 31, 1999........................................................ S-4

         All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


         14(A)(3)  EXHIBITS

         See Index to Exhibits, pages 40 through 43.


         14(B)  REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GAYLORD ENTERTAINMENT COMPANY


                                  By:            /s/ Colin V. Reed
                                      ------------------------------------------
                                                    Colin V. Reed
March 29, 2002                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                           DATE
---------                                    -----                           ----

            /s/ Michael D. Rose              Chairman of the Board           March 29, 2002
-------------------------------------------
              Michael D. Rose

          /s/ Martin C. Dickinson            Director                        March 29, 2002
-------------------------------------------
            Martin C. Dickinson

       /s/ Christine Gaylord Everest         Director                        March 29, 2002
-------------------------------------------
         Christine Gaylord Everest

           /s/ Edward L. Gaylord             Chairman Emeritus               March 29, 2002
-------------------------------------------
             Edward L. Gaylord

           /s/ E. K. Gaylord, II             Director                        March 29, 2002
-------------------------------------------
             E. K. Gaylord, II

            /s/ Craig L. Leipold             Director                        March 29, 2002
-------------------------------------------
              Craig L. Leipold

             /s/ Joe M. Rodgers              Director                        March 29, 2002
-------------------------------------------
               Joe M. Rodgers

           /s/ Laurence S. Geller            Director                        March 29, 2002
-------------------------------------------
             Laurence S. Geller

             /s/ E. Gordon Gee               Director                        March 29, 2002
-------------------------------------------
               E. Gordon Gee

         /s/ Mary Agnes Wilderotter          Director                        March 29, 2002
-------------------------------------------
           Mary Agnes Wilderotter

               /s/ Ralph Horn                Director                        March 29, 2002
-------------------------------------------
                 Ralph Horn

             /s/ Colin V. Reed               Director, President and         March 29, 2002
-------------------------------------------  Chief Executive Officer
               Colin V. Reed

                                             Executive Vice President and
           /s/ David C. Kloeppel             Chief Financial Officer         March 29, 2002
-------------------------------------------  (Principal Financial Officer
             David C. Kloeppel               and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

2.1+ Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word Incorporated and Word Direct Partners, L.P. as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc. (File No. 1-13788)).

2.2+ Amendment No. 1 to the Asset Purchase Agreement dated as of January 6, 1997, by and among Thomas Nelson, Inc., Word Incorporated and Word Direct Partners, L.P. as Sellers and Old Gaylord as Buyer (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc. (File No. 1-13788)).

2.3+ Asset Purchase Agreement, dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc. (File No. 1-13788)).

2.4+ Subsidiary Asset Purchase Agreement executed on January 6, 1997 and dated as of November 21, 1996 between Word Communications, Ltd. and Word Entertainment (Canada), Inc. (incorporated by reference to
          Exhibit 2.4 to the Current Report on Form 8-K, dated January 6, 1997, of Thomas Nelson, Inc. (File No. 1-13788)).

2.5+ Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation ("Westinghouse"), G Acquisition Corp. and Old Gaylord (incorporated by reference to Exhibit 2.1 to Old Gaylord's Current Report on Form 8-K dated February 9, 1997 (File No. 1-10881)).

2.6+ Agreement and Plan of Merger, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).

2.7+ First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission on October 12, 1999 (File No. 333-88775)).

2.8+ Securities Purchase Agreement, dated as of March 9, 2001, by and among the Registrant, Gaylord Creative Group, Inc., PaperBoy Productions, Inc., and Gaylord Sports, Inc. (incorporated by reference to Exhibit
          2.8 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

2.9 Purchase Agreement among WMGA, LLC and Registrant, and Registrant's subsidiary, Gaylord Creative Group, Inc. (incorporated by reference to
          Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 16, 2002).

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

3.2 Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.3 Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, as amended (File No. 1-13079)).

4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10, as amended (File No. 1-13079)).

10.1 Tax Disaffiliation Agreement by and among Old Gaylord, the Registrant and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated October 7, 1997 (File No. 1-13079)).

10.2 Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Registrant (incorporated by reference to Exhibit
          10.1 to the Registrant's Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

10.3 Opry Mills Limited Partnership Agreement, executed as of March 31, 1998, by and among Opry Mills, L.L.C., The Mills Limited Partnership, and Opryland Attractions, Inc. (incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13079)).

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

10.6      First Amendment to Post-Closing Covenants Agreement and
          Non-Competition Agreements, dated as of April 9, 1999, by and among the Registrant, CBS Corporation, Edward L. Gaylord and E. K. Gaylord, II (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

10.7 Opryland Hotel - Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.C., and Opryland Hotel
          - Florida Limited Partnership (incorporated by reference to Exhibit
          10.11 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8 Guaranteed Maximum Price (GMP) Construction Agreement dated as of November 8, 1999, by and among Opryland Hotel - Florida, L.P. Opryland Hospitality Group, and Perini/Suitt (incorporated by reference to Exhibit 10.8 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.9 First Amendment to Guaranteed Maximum Price (GMP) Construction Agreement dated as of September 5, 2000 by and among Opryland Hotel - Florida, L.P., Opryland Hospitality Group d/b/a OLH, G.P., and Perini/Suitt (incorporated by reference to Exhibit 10.9 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

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

10.13 Amended and Restated Loan and Security Agreement dated as of March 27, 2001, by and between Opryland Hotel Nashville, LLC, and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.14 Mezzanine Loan Agreement dated as of March 27, 2001, by and between Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC (incorporated by reference to Exhibit 10.14 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.15+* Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Banker's Trust Company, Deutsche Banc, Alex. Brown, Inc. and Salomon Smith Barney, Inc.

                        EXECUTIVE COMPENSATION PLANS AND
                              MANAGEMENT CONTRACTS

10.16 Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.17 The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Old Gaylord's Registration Statement on Form S-1 (Registration No. 33-42329)).

10.18 Gaylord Entertainment Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10881)).

10.19 Amended and Restated Gaylord Entertainment Company Directors' Unfunded Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1999).

10.20 Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.21 Form of Severance Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10881)).

10.22* Consulting Agreement, dated October 31, 2001, between the Registrant and Dave Jones.

10.23 Letter agreement dated August 10, 2000 between the Registrant and Terry E. London (incorporated by reference to Exhibit 10.23 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.24 Employment Agreement dated September 14, 2000 between the Registrant and Dennis J. Sullivan, Jr. (incorporated by reference to Exhibit
          10.24 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.25 Letter agreement dated September 15, 2000 between the Registrant and James "Tim" DuBois (incorporated by reference to Exhibit 10.25 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.26 Letter Agreement dated February 14, 2001 between the Registrant and Carl W. Kornmeyer (incorporated by reference to Exhibit 10.26 to Gaylord's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.27 Executive Employment Agreement of David C. Kloeppel, dated September 4, 2001, with Registrant (incorporated by reference to Exhibit 10.1 to Gaylord's Quarterly Report on Form 10-Q for quarter ended September 30, 2001).

10.28 Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with Registrant (incorporated by reference to Exhibit 10.1 to Gaylord's Quarterly Report on Form 10-Q for quarter ended June 30,
          2001).

10.29 Executive Employment Agreement of Michael D. Rose, dated April 23, 2001, with Registrant (incorporated by reference to Exhibit 10.2 to Gaylord's Quarterly Report on Form 10-Q for quarter ended June 30,
          2001).

10.30* Indemnification Agreement, dated as of April 23, 2001, by and between the Registrant and Colin V. Reed.

10.31* Indemnification Agreement, dated as of April 23, 2001, by and between the Registrant and Michael D. Rose.

10.32*    Gaylord Entertainment Company Director Compensation Policy.

21*       Subsidiaries of Gaylord Entertainment Company.

23*       Consent of Independent Public Accountants.

99*       Letter to Commission regarding Temporary Rule 3T.

-----------
+ As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

*    Filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of GAYLORD ENTERTAINMENT COMPANY as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in this Annual Report on Form 10-K and have issued our report thereon dated February 8, 2002 (except with respect to the matters discussed in Note 18 to the financial statements, as to which the date is March 9, 2002). Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for derivative financial instruments (as discussed in Notes 1 and 10 to the financial statements) and accounting for the disposition of long-lived assets (as discussed in Notes 1 and 4 to the financial statements). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in response to Item 14(a)(2) of this Annual Report on Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 8, 2002

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                           ADDITIONS CHARGED TO
                                              BALANCE AT   -----------------------                  BALANCE
                                              BEGINNING    COSTS AND       OTHER                     AT END
                                              OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS   OF PERIOD
                                              ----------   ---------      --------    ----------   ---------
2000 restructuring charges - continuing
  operations                                   $10,887      $(3,666)      $    --      $ 5,652      $ 1,569

2001 restructuring charges - continuing
  operations                                        --        5,848            --        1,680        4,168
                                               -------      -------       -------      -------      -------

      Total continuing operations               10,887        2,182            --        7,332        5,737
                                               -------      -------       -------      -------      -------

2000 restructuring charges - discontinued
  operations                                     2,222         (382)           --        1,840           --

2001 restructuring charges - discontinued
  operations                                        --        3,341            --           --        3,341
                                               -------      -------       -------      -------      -------

      Total discontinued operations              2,222        2,959            --        1,840        3,341
                                               -------      -------       -------      -------      -------

           Total                               $13,109      $ 5,141       $    --      $ 9,172      $ 9,078
                                               =======      =======       =======      =======      =======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                ADDITIONS CHARGED TO
                                               BALANCE AT     ------------------------                    BALANCE
                                                BEGINNING     COSTS AND        OTHER                       AT END
                                                OF PERIOD     EXPENSES       ACCOUNTS     DEDUCTIONS     OF PERIOD
                                               ----------     ---------      --------     ----------     ---------
1999 restructuring charges - continuing
  operations                                    $    469      $   (233)      $     --      $    236      $     --
2000 restructuring charges - continuing
  operations                                          --        13,331             --         2,444        10,887
                                                --------      --------       --------      --------      --------

     Total continuing operations                     469        13,098             --         2,680        10,887
                                                --------      --------       --------      --------      --------


1999 restructuring charges - discontinued
  operations                                          30            --             --            30            --

2000 restructuring charges - discontinued
  operations                                          --         3,095             --           873         2,222
                                                --------      --------       --------      --------      --------

     Total discontinued operations                    30         3,095             --           903         2,222
                                                --------      --------       --------      --------      --------

           Total                                $    499      $ 16,193       $     --      $  3,583      $ 13,109
                                                ========      ========       ========      ========      ========

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        ADDITIONS CHARGED TO
                                           BALANCE AT   --------------------                 BALANCE
                                            BEGINNING   COSTS AND     OTHER                  AT END
                                            OF PERIOD   EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
                                           ----------   ---------   --------   ----------   ---------
1997 restructuring charges - continuing
  operations                                 $2,294      $   --      $   --      $2,294      $   --

1999 restructuring charges - continuing
  operations                                     --       2,786          --       2,317         469
                                             ------      ------      ------      ------      ------

 Total continuing operations                  2,294       2,786          --       4,611         469
                                             ------      ------      ------      ------      ------
1999 restructuring charges - discontinued
  operations                                     --         316          --         286          30
                                             ------      ------      ------      ------      ------
     Total                                   $2,294      $3,102      $   --      $4,897      $  499
                                             ======      ======      ======      ======      ======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors............................................. F-2

Consolidated Statements of Operations for the Years Ended
         December 31, 2001, 2000 and 1999.................................. F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000............... F-4

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999.................................. F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2001, 2000 and 1999.................................. F-6

Notes to Consolidated Financial Statements................................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Gaylord Entertainment Company:

We have audited the accompanying consolidated balance sheets of GAYLORD ENTERTAINMENT COMPANY (a Delaware corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaylord Entertainment Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Notes 1 and 10, upon adoption of a new accounting pronouncement effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments. In addition, as discussed in Notes 1 and 4, upon early adoption of a separate new accounting pronouncement effective January 1, 2001, the Company changed its method of accounting for the disposition of long-lived assets.


                                          ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 8, 2002
(except with respect to the matters discussed in Note 18, as to which the date is March 9, 2002)

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                  (Amounts in thousands, except per share data)

                                                                       2001            2000           1999
                                                                    ---------       ---------       ---------
REVENUES                                                            $ 325,159       $ 335,462       $ 369,851

OPERATING EXPENSES:
    Operating costs                                                   218,357         226,126         234,645
    Selling, general and administrative                                71,718          93,958          80,489
    Preopening costs                                                   15,141           5,278           1,892
    Impairment and other charges                                       14,262          76,597              --
    Restructuring charges                                               2,182          13,098           2,786
    Merger costs                                                           --              --          (1,741)
    Depreciation and amortization                                      41,275          47,580          42,733
                                                                    ---------       ---------       ---------
       Operating income (loss)                                        (37,776)       (127,175)          9,047

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED                          (39,365)        (30,319)        (15,047)

INTEREST INCOME                                                         5,625           4,173           6,090

UNREALIZED GAIN ON VIACOM STOCK, NET                                      782              --              --

UNREALIZED GAIN ON DERIVATIVES, NET                                    54,282              --              --

OTHER GAINS AND LOSSES                                                  5,976          (1,277)        589,882
                                                                    ---------       ---------       ---------
   Income (loss) before cumulative effect of accounting change
     and provision (benefit) for income taxes                         (10,476)       (154,598)        589,972

PROVISION (BENEFIT) FOR INCOME TAXES                                   (3,188)        (49,867)        222,342
                                                                    ---------       ---------       ---------
   Income (loss) from continuing operations before cumulative
     effect of accounting change                                       (7,288)       (104,731)        367,630

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                       (52,364)        (48,739)        (17,838)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES                   11,909              --              --
                                                                    ---------       ---------       ---------
       Net income (loss)                                            $ (47,743)      $(153,470)      $ 349,792
                                                                    =========       =========       =========
INCOME (LOSS) PER SHARE:
    Income (loss) from continuing operations                        $   (0.22)      $   (3.14)      $   11.17
    Loss from discontinued operations, net of taxes                     (1.55)          (1.46)          (0.54)
    Cumulative effect of accounting change, net of taxes                 0.35              --              --
                                                                    ---------       ---------       ---------
       Net income (loss)                                            $   (1.42)      $   (4.60)      $   10.63
                                                                    =========       =========       =========
INCOME (LOSS) PER SHARE - ASSUMING DILUTION:
    Income (loss) from continuing operations                        $   (0.22)      $   (3.14)      $   11.07

    Loss from discontinued operations, net of taxes                     (1.55)          (1.46)          (0.54)
    Cumulative effect of accounting change, net of taxes                 0.35              --              --
                                                                    ---------       ---------       ---------
       Net income (loss)                                            $   (1.42)      $   (4.60)      $   10.53
                                                                    =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                  (Amounts in thousands, except per share data)

                                                                                  2001             2000
                                                                              -----------       -----------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents - unrestricted                                  $    10,846       $    27,847
    Cash and cash equivalents - restricted                                         64,993            12,667
    Trade receivables, less allowance of $3,185 and $3,449, respectively           19,264            23,302
    Deferred financing costs                                                       26,865            29,674
    Other current assets                                                           18,462            40,626
    Current assets of discontinued operations                                      42,880            81,537
                                                                              -----------       -----------
          Total current assets                                                    183,310           215,653

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                         1,000,332           756,537
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                                 25,335            21,838
INVESTMENTS                                                                       561,409           597,213
ESTIMATED FAIR VALUE OF DERIVATIVE ASSETS                                         158,028                --
LONG-TERM DEFERRED FINANCING COSTS                                                137,513           144,998
OTHER ASSETS                                                                       47,702            60,735
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                        54,193           142,579
                                                                              -----------       -----------
          Total assets                                                        $ 2,167,822       $ 1,939,553
                                                                              ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                         $    88,004       $   175,500
    Accounts payable and accrued liabilities                                       98,419           112,193
    Current liabilities of discontinued operations                                 23,635            41,030
                                                                              -----------       -----------
          Total current liabilities                                               210,058           328,723

SECURED FORWARD EXCHANGE CONTRACT                                                 613,054           613,054
LONG-TERM DEBT, NET OF CURRENT PORTION                                            380,993                --
DEFERRED INCOME TAXES, NET                                                        165,824           204,805
ESTIMATED FAIR VALUE OF DERIVATIVE LIABILITIES                                     85,424                --
OTHER LIABILITIES                                                                  52,304            43,009
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                                        7            20,551
MINORITY INTERESTS                                                                  1,679             1,546

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 100,000 shares authorized, no
       shares issued or outstanding                                                    --                --
    Common stock, $.01 par value, 150,000 shares authorized, 33,736
       and 33,411 shares issued and outstanding, respectively                         337               334
    Additional paid-in capital                                                    519,515           513,599
    Retained earnings                                                             149,815           197,558
    Unrealized gain on investments, net                                                --            17,957
    Other stockholders' equity                                                    (11,188)           (1,583)
                                                                              -----------       -----------
          Total stockholders' equity                                              658,479           727,865
                                                                              -----------       -----------
          Total liabilities and stockholders' equity                          $ 2,167,822       $ 1,939,553
                                                                              ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (Amounts in thousands)

                                                                         2001            2000            1999
                                                                      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ (47,743)      $(153,470)      $ 349,792
   Amounts to reconcile net income (loss) to net cash flows
     provided by operating activities:
       Loss on discontinued operations, net of taxes                     52,364          48,739          17,838
       Impairment and other charges                                      14,262          76,597              --
       Cumulative effect of accounting change, net of taxes             (11,909)             --              --
       Unrealized gain on Viacom stock and related derivatives          (55,064)             --              --
       Depreciation and amortization                                     41,275          47,580          42,733
       (Gain) loss on divestiture of businesses                              --           3,250        (459,307)
       Provision (benefit) for deferred income taxes                     (3,229)        (24,580)        185,497
       Gain on equity participation rights                                   --              --        (129,875)
       Amortization of deferred financing costs                          35,987          20,780              --
       Changes in (net of acquisitions and divestitures):
         Trade receivables                                                4,038           9,159           4,219
         Accounts payable and accrued liabilities                         8,657          20,842          13,276
         Other assets and liabilities                                    (5,254)        (15,103)          1,607
                                                                      ---------       ---------       ---------
   Net cash flows provided by operating activities - continuing
     operations                                                          33,384          33,794          25,780
   Net cash flows used in operating activities - discontinued
     operations                                                          (9,879)        (18,492)        (19,623)
                                                                      ---------       ---------       ---------
   Net cash flows provided by operating activities                       23,505          15,302           6,157
                                                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (281,138)       (230,493)        (79,706)
     Acquisition of businesses, net of cash acquired                         --         (11,620)        (26,437)
     Proceeds from equity participation rights                               --              --         130,000
     Other investing activities                                          (1,486)        (25,828)        (30,462)
                                                                      ---------       ---------       ---------
   Net cash flows used in investing activities - continuing
     operations                                                        (282,624)       (267,941)         (6,605)
   Net cash flows provided by (used in) investing activities -
     discontinued operations                                             15,633         (24,582)        (10,594)
                                                                      ---------       ---------       ---------
   Net cash flows used in investing activities                         (266,991)       (292,523)        (17,199)
                                                                      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                     535,000         175,500             500
     Repayment of long-term debt                                       (241,503)         (3,500)         (8,250)
     Cash proceeds from secured forward exchange contract                    --         613,054              --
     Deferred financing costs paid                                      (25,906)       (195,452)             --
     Net borrowings (payments) under revolving credit agreements             --        (294,000)         41,172
     Increase in restricted cash and cash equivalents                   (52,326)        (12,667)             --
     Dividends paid                                                          --              --         (26,355)
     Proceeds from exercise of stock option and purchase plans            2,548           2,136          10,205
                                                                      ---------       ---------       ---------
   Net cash flows provided by financing activities - continuing
     operations                                                         217,813         285,071          17,272
   Net cash flows provided by (used in) financing activities -
     discontinued operations                                              2,904           9,306          (6,280)
                                                                      ---------       ---------       ---------
   Net cash flows provided by financing activities                      220,717         294,377          10,992
                                                                      ---------       ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (22,769)         17,156             (50)
CHANGE IN CASH AND CASH EQUIVALENTS, DISCONTINUED OPERATIONS              5,768            (254)          2,991
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             27,847          10,945           8,004
                                                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  10,846       $  27,847       $  10,945
                                                                      =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Amounts in thousands)

                                                       ADDITIONAL                                     OTHER          TOTAL
                                          COMMON        PAID-IN       RETAINED        UNEARNED    COMPREHENSIVE   STOCKHOLDERS'
                                          STOCK         CAPITAL       EARNINGS      COMPENSATION  INCOME (LOSS)      EQUITY
                                        ---------      ---------      ---------     ------------  -------------   ------------
BALANCE, DECEMBER 31, 1998              $     328       $500,434       $ 26,699        $(1,862)       $  (439)     $ 525,160

   COMPREHENSIVE INCOME:
     Net income                                --             --        349,792             --             --        349,792
     Unrealized gain on
       investments, net                        --             --             --             --         99,858         99,858
     Foreign currency translation              --             --             --             --           (359)          (359)
                                                                                                                   ---------
   Comprehensive income                                                                                              449,291
   Cash dividends ($0.80 per share)            --             --        (26,355)            --             --        (26,355)
   CBS Merger arbitration
     settlement                                --             --            892             --             --            892
   Exercise of stock options                    5         10,125             --             --             --         10,130
   Tax benefit on stock options                --          1,443             --             --             --          1,443
   Employee stock plan purchases               --             75             --             --             --             75
   Issuance of restricted stock                --            231             --           (231)            --             --
   Compensation expense                        --             --             --            523             --            523
                                        ---------      ---------      ---------        -------      ---------      ---------
BALANCE, DECEMBER 31, 1999                    333        512,308        351,028         (1,570)        99,060        961,159

   COMPREHENSIVE LOSS:
     Net loss                                  --             --       (153,470)            --             --       (153,470)
     Unrealized loss on
       investments, net                        --             --             --             --        (81,901)       (81,901)
     Foreign currency translation              --             --             --             --           (705)          (705)
                                                                                                                   ---------
   Comprehensive loss                                                                                               (236,076)
   Exercise of stock options                    2          1,845             --             --             --          1,847
   Tax benefit on stock options                --          1,000             --             --             --          1,000
   Employee stock plan purchases               --            289             --             --             --            289
   Issuance of restricted stock                 1          2,776             --         (2,777)            --             --
   Cancellation of restricted stock            (2)        (4,705)            --          4,707             --             --
   Compensation expense                        --             86             --           (440)            --           (354)
                                        ---------      ---------      ---------        -------      ---------      ---------
BALANCE, DECEMBER 31, 2000                    334        513,599        197,558            (80)        16,454        727,865

   COMPREHENSIVE LOSS:
     Net loss                                  --             --        (47,743)            --             --        (47,743)
     Reclassification of gain on
       marketable securities                   --             --             --             --        (17,957)       (17,957)
     Unrealized  loss  on  interest
       rate caps                               --             --             --             --           (213)          (213)
     Minimum pension liability                 --             --             --             --         (8,162)        (8,162)
     Foreign currency translation              --             --             --             --            711            711
                                                                                                                   ---------
   Comprehensive loss                                                                                                (73,364)
   Exercise of stock options                    2          2,327             --             --             --          2,329
   Tax benefit on stock options                --            720             --             --             --            720
   Employee stock plan purchases               --            219             --             --             --            219
   Issuance of restricted stock                 1          3,664             --         (3,665)            --             --
   Cancellation of restricted stock            --           (928)            --            928             --             --
   Compensation expense                        --            (86)            --            796             --            710
                                        ---------      ---------       --------        --------       --------     ----------
BALANCE, DECEMBER 31, 2001              $     337       $519,515       $149,815        $(2,021)       $(9,167)     $ 658,479
                                        =========      =========       ========        ========       ========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands, except per share data)

1.   DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Gaylord Entertainment Company (the "Company") is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: hospitality; attractions; media and corporate and other. The Company has restated its reportable segments during 2001 for all periods presented based upon internal realignment of operational responsibilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". Certain businesses owned during 2001 have been reclassified as discontinued operations as described in more detail below and in Note 4.

     BUSINESS SEGMENTS

     Hospitality

     The hospitality segment includes the operations of Gaylord Hotels(TM) branded hotels and the Radisson Hotel at Opryland. At December 31, 2001, the Company owns and operates the Gaylord Opryland Resort Hotel and Convention Center ("Gaylord Opryland") (formerly known as the Opryland Hotel Nashville) and the Radisson Hotel at Opryland, both located in Nashville, Tennessee. Gaylord Opryland is owned and operated by Opryland Hotel Nashville, LLC, a consolidated wholly-owned separate legal entity incorporated in Delaware. During 1999, the Company began developing hotel projects near Orlando, Florida and Dallas, Texas. The Gaylord Palms Resort Hotel and Convention Center ("Gaylord Palms") (formerly known as the Opryland Hotel Florida) in Kissimmee, Florida opened in January 2002 and a Gaylord hotel in Grapevine, Texas is expected to open in 2004.

     Attractions

     The attractions segment includes all of the Company's Nashville-based tourist attractions. At December 31, 2001, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Springhouse Golf Club, among others. The attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace.

     Media

     At December 31, 2001, the Company's media segment includes the operations of Acuff-Rose Music Publishing and three radio stations in Nashville, Tennessee. During 1999, the Company created a new division, Gaylord Digital, formed to initiate a focused Internet strategy as further discussed in Note 5. During 2000, the Company closed Gaylord Digital, as further discussed in Note 2.

     Corporate and Other

     The Company owns a majority interest in the Oklahoma Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. The Company owns a minority interest in a partnership with The Mills Corporation that developed Opry Mills, an entertainment and retail complex, which opened in May 2000 in Nashville. The Company also owns minority interests in Bass Pro, Inc. ("Bass Pro"), a leading retailer of premium outdoor sporting goods and fishing products, and the Nashville Predators, a National Hockey League professional team. Corporate and other also includes salaries and benefits of the Company's executive and administrative personnel and various other overhead costs. Subsequent to December 31, 2001, the Company announced plans for these investments as further discussed in Note 18.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - UNRESTRICTED

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     CASH AND CASH EQUIVALENTS - RESTRICTED

     Restricted cash and cash equivalents represent cash held in escrow for completion of Gaylord Palms, required capital expenditures, property taxes, insurance payments and other reserves required pursuant to the terms of the Company's outstanding debt, as further described in Note 11. The Company also has restricted cash balances which collateralize certain outstanding letters of credit.

     DEFERRED FINANCING COSTS

     Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing, using the effective interest method. For the years ended December 31, 2001, 2000 and 1999, deferred financing costs of $35,987, $20,780 and $0, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2001 represents the amount of prepaid deferred financing costs related to the secured forward exchange contract discussed in Note 9 that will be amortized in the coming year.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Improvements and significant renovations that extend the life of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions is included in the cost of each capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using straight-line methods over the following estimated useful lives:

               Buildings                                     40  years
               Land improvements                             20  years
               Attractions-related equipment                 16  years
               Furniture, fixtures and equipment            3-8  years
               Leasehold improvements                      Life of lease

     LEASES

     The Company is leasing a 65.3-acre site in Osceola County, Florida on which Gaylord Palms is located and has various other leasing arrangements, including leases for office space and office equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, "Accounting for Leases", and recognizes lease expense on a straight-line basis for certain operating leases as required by SFAS No. 13.

     INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, which, through December 31, 2001, has been amortized using the straight-line method over its estimated useful life not exceeding 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which generally has been an estimate of the related business unit's undiscounted operating income before interest and taxes as compared to the remaining life of the goodwill.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Amortization expense of intangible assets related to continuing operations for the years ended December 31, 2001, 2000 and 1999 was $1,256, $7,674 and $3,059,
     respectively. At December 31, 2001 and 2000, accumulated amortization related to intangible assets was $4,661 and $3,470, respectively.

     INVESTMENTS

     The Company owns investments in marketable securities and has minority interest investments in certain businesses. Marketable securities are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Generally, non-marketable investments in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent are accounted for using the equity method of accounting.

     OTHER ASSETS

     Other current and long-term assets of continuing operations at December 31 consist of:

                                                2001         2000
                                              -------      -------
     Other current assets:
         Other current receivables            $ 6,667      $ 5,402
         Federal income tax receivable             --       23,868
         Inventories                            3,577        4,572
         Prepaid expenses                       7,525        6,088
         Other current assets                     693          696
                                              -------      -------
            Total other current assets        $18,462      $40,626
                                              =======      =======

     Other long-term assets:
         Notes receivable                     $18,770      $18,830
         Music catalogs                        15,578       16,787
         Deferred software costs, net           9,008       10,047
         IMAX film                                 --        5,301
         Prepaid pension cost                      --        4,814
         Other long-term assets                 4,346        4,956
                                              -------      -------
            Total other long-term assets      $47,702      $60,735
                                              =======      =======

     Other current receivables result primarily from non-operating income and are due within one year. Music catalogs consist of the costs to acquire music rights and are amortized over their estimated useful lives. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis.

     Long-term notes receivable relate primarily to Bass Pro, which has two unsecured notes outstanding with the Company at December 31, 2001 and 2000. One of the Bass Pro notes has an outstanding balance of $10,000 in each period, bears interest at a fixed annual rate of 8% which is payable annually, and matures in 2003. The other Bass Pro note has an outstanding balance of $7,500 in each period, bears interest at a variable rate which is payable quarterly, and matures in 2009.

     The Company capitalizes the costs of computer software for internal use in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, the Company capitalized the external

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     costs to acquire and develop computer software and certain internal payroll costs during 2001 and 2000. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.

     PREOPENING COSTS

     In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses the costs associated with start-up activities and organization costs as incurred.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities of continuing operations at December 31 consist of:

                                                               2001          2000
                                                             --------      --------
     Trade accounts payable                                  $  6,965      $ 21,334
     Accrued construction in progress                          26,825        19,894
     Property and other taxes payable                          15,465        14,835
     Deferred revenues                                         11,047        10,065
     Accrued salaries and benefits                              6,625         4,482
     Restructuring accruals                                     5,737        13,109
     Accrued self-insurance reserves                            5,497         4,914
     Accrued royalties                                          2,767         2,629
     Accrued interest payable                                   1,099         3,176
     Other accrued liabilities                                 16,392        17,755
                                                             --------      --------
         Total accounts payable and accrued liabilities      $ 98,419      $112,193
                                                             ========      ========


     Accrued royalties consist primarily of music royalties and licensing fees. Deferred revenues consist primarily of deposits on advance room bookings, advance ticket sales at the Company's tourism properties and music publishing advances. The Company is self-insured for certain losses relating to workers' compensation claims, employee medical benefits and general liability claims. The Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company's historical experience.

     INCOME TAXES

     In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates.

     MINORITY INTERESTS

     Minority interests relate to the interests in consolidated companies that the Company does not wholly own. The Company allocates income to the minority interests based on the percentage ownership throughout the year.

     REVENUE RECOGNITION

     Revenues are recognized when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized.

     STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interpretations, under which no compensation cost related to employee stock options has been recognized as further described in Note 14.

     DISCONTINUED OPERATIONS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001.

     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying financial statements as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001: Word Entertainment ("Word"), the Company's contemporary Christian music business; GET Management, the Company's artist management business which was sold during 2001; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in 2001. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 4.

     INCOME (LOSS) PER SHARE

     SFAS No. 128, "Earnings Per Share", established standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to outstanding stock options, calculated using the treasury stock method. Income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

                                                            2001
                                           --------------------------------------
                                             LOSS           SHARES      PER SHARE
                                           --------         ------      ---------
     Net loss                              $(47,743)        33,562      $  (1.42)
     Effect of dilutive stock options                           --
                                           --------         ------      --------
         Net loss - assuming dilution      $(47,743)        33,562      $  (1.42)
                                           ========         ======      ========

                                                           2000
                                           --------------------------------------
                                             LOSS           SHARES      PER SHARE
                                           ---------        ------      ---------
     Net loss                              $(153,470)       33,389      $  (4.60)
     Effect of dilutive stock options                           --
                                           ---------        ------      --------
         Net loss - assuming dilution      $(153,470)       33,389      $  (4.60)
                                           =========        ======      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            1999
                                           --------------------------------------
                                            INCOME          SHARES      PER SHARE
                                           ---------        ------      ---------
     Net income                             $349,792        32,908      $  10.63
     Effect of dilutive stock options                          305
                                            --------        ------      --------
         Net income - assuming dilution     $349,792        33,213      $  10.53
                                            ========        ======      ========

     For the years ended December 31, 2001 and 2000, the effect of dilutive stock options was the equivalent of 99,000 shares and 120,000 shares, respectively, of common stock outstanding. Because the Company had a net loss for the years ended December 31, 2001 and 2000, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.

     COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company's comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders' equity.

     FINANCIAL INSTRUMENTS

     The Company's carrying value of its debt and long-term notes receivable approximates fair value based upon the variable nature of these financial instruments' interest rates. Certain of the Company's investments are carried at fair value determined using quoted market prices as discussed further in Note 8. The carrying amount of short-term financial instruments (cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base.

     DERIVATIVES AND HEDGING ACTIVITIES

     The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. Effective January 1, 2001, the Company records derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

     ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     NEWLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002 and anticipates that a substantial amount of its intangible assets will no longer be amortized beginning January 1, 2002 with the adoption of the new standard.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during 2001, with an effective date of January 1, 2001, as further discussed in Note 4.

     RECLASSIFICATIONS

     Certain reclassifications of 2000 and 1999 amounts have been made to conform to the 2001 presentation.

2.   IMPAIRMENT AND OTHER CHARGES

     During 2001, the Company named a new chairman, a new chief executive officer, and had numerous changes in senior management, primarily because of certain 2000 events discussed below. The new management team instituted a corporate reorganization and the reevaluation of the Company's businesses and other investments (the "2001 Strategic Assessment"). As a result of the 2001 Strategic Assessment, the Company recorded pretax impairment and other charges from continuing operations in accordance with SFAS No. 144.

     During 2000, the Company experienced a significant number of departures from its senior management, including the Company's president and chief executive officer. In addition, the Company continued to produce weaker than anticipated operating results during 2000 while attempting to fund its capital requirements related to its hotel construction project in Florida and hotel development activities in Texas. As a result of these factors, during 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company's operations, reduce its operating losses and reduce its negative cash flows (the "2000 Strategic Assessment").

     As a result of the 2000 Strategic Assessment, the Company adopted a plan to divest a number of its under-performing businesses through sale or closure and to curtail certain projects and business lines that were no longer projected to produce a positive return. As a result of the completion of the 2000 Strategic Assessment, the Company recognized pretax impairment and other charges in accordance with the provisions of SFAS No. 121 and other relevant authoritative literature.

     The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows:

                                                             2001         2000
                                                           -------      -------
     Programming, film and other content                   $ 6,858      $ 8,295
     Gaylord Digital and other technology investments        4,576       48,127
     Property and equipment                                  2,828        3,398
     Orlando-area Wildhorse Saloon                              --       15,854
     Other                                                      --          923
                                                           -------      -------
         Total impairment and other charges                $14,262      $76,597
                                                           =======      =======


     Additional impairment and other charges of $28,941 and $12,201 during 2000 and 1999, respectively, are included in discontinued operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     2001 Impairment and Other Charges

     The Company began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6,858. At December 31, 2000, the Company held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, the Company was notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4,576. The Company also recorded an impairment charge related to idle real estate of $1,983 during 2001 based upon an assessment of the value of the property. In addition, the Company recorded an impairment charge for other idle property and equipment totaling $845 during 2001 primarily due to the consolidation of offices resulting from personnel reductions as discussed in Note 3.

     2000 Impairment and Other Charges

     The Company's 2000 Strategic Assessment of its programming, film and other content assets resulted in pretax impairment and other charges of $8,295 based upon the projected cash flows for these assets. This charge included investments of $5,050, other receivables of $2,995 and music and film catalogs of $250.

     The Company closed Gaylord Digital, its Internet-related business in 2000. During 1999 and 2000, Gaylord Digital was unable to produce the operating results initially anticipated and required an extensive amount of capital to fund its operating losses, investments and technology infrastructure. As a result of the closing, the Company recorded a pretax charge of $48,127 in 2000 to reduce the carrying value of Gaylord Digital's assets to their fair value based upon estimated selling prices. The Gaylord Digital charge included the write-down of intangible assets of $25,761, property and equipment (including software) of $14,792, investments of $7,014 and other assets of $560. The operating results of Gaylord Digital are included in continuing operations. Excluding the effect of the impairment and other charges, Gaylord Digital had revenues of $3,938 and $1,562, and operating losses of $27,479 and $7,294, for the years ended December 31, 2000 and 1999, respectively.

     During the course of conducting the 2000 Strategic Assessment, other property and equipment of the Company was reviewed to determine whether the change in the Company's strategic direction resulted in additional impaired assets. This review indicated that certain property and equipment would not be recovered by projected cash flows. The Company recorded pretax impairment and other charges related to its property and equipment of $3,398. These charges included property and equipment write-downs in the hospitality segment of $1,393, in the attractions segment of $281, in the media segment of $157, and in the corporate and other segment of $1,567.

     During November 2000, the Company ceased the operations of the Orlando-area Wildhorse Saloon. Walt Disney World(R) Resort paid the Company approximately $1,800 for the net assets of the Orlando-area Wildhorse Saloon and released the Company from its operating lease for the Wildhorse Saloon location. As a result of this divestiture, the Company recorded pretax charges of $15,854 to reflect the impairment and other charges related to the divestiture. The Orlando-area Wildhorse Saloon charges included the write-off of equipment of $9,437, intangible assets of $8,124 and other working capital items of $93 offset by the $1,800 of proceeds received from Disney. The operating results of the Orlando-area Wildhorse Saloon are included in continuing operations. Excluding the effect of the impairment and other charges, the Orlando-area Wildhorse Saloon had revenues of $4,359 and $5,362, and operating losses of $1,572 and $2,846, for the years ended December 31, 2000 and 1999, respectively.

3.   RESTRUCTURING CHARGES

     During 2001, the Company recognized pretax restructuring charges from continuing operations of $2,182 related to streamlining operations and reducing layers of management. The Company recognized additional pretax restructuring charges from discontinued operations of $2,959 in 2001. These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The restructuring costs from continuing operations consist of $4,704 related to severance and other employee benefits and $1,144 related to contract termination costs, offset by the reversal of restructuring charges recorded in 2000 of $3,666 primarily related to negotiated reductions in certain contract termination costs. The restructuring costs from discontinued operations consist of $1,563 related to severance and other employee benefits and $1,778 related to contract termination costs offset by the reversal of restructuring charges recorded in 2000 of $382. The 2001 restructuring charges primarily resulted from the Company's strategic decisions to exit certain businesses and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     reduce corporate overhead and administrative costs. The 2001 restructuring plan resulted in the termination or notification of pending termination of approximately 150 employees. As of December 31, 2001, the Company has recorded cash charges of $1,680 against the 2001 restructuring accrual, all of which related to continuing operations. The remaining balance of the 2001 restructuring accrual related to continuing operations at December 31, 2001 of $4,168 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The remaining balance of the 2001 restructuring accrual related to discontinued operations at December 31, 2001 of $3,341 is included in current liabilities of discontinued operations in the accompanying consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid in 2002.

     As part of the Company's 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13,098 related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3,095 during 2000 are included in discontinued operations. Restructuring charges related to continuing operations consist of contract termination costs of $7,952 to exit specific activities and employee severance and related costs of $5,379 offset by the reversal of the remaining restructuring accrual from the restructuring charges recorded in 1999 of $233. The 2000 restructuring charges relate to the Company's strategic decisions to exit certain lines of business, primarily businesses included in the Company's former music, media and entertainment segment, and to implement its 2000 strategic plan. As part of the Company's 2000 restructuring plan, approximately 375 employees were terminated or were informed of their pending termination. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $4,049 of the restructuring charges originally recorded during 2000. As of December 31, 2001, the Company has recorded cash charges of $10,808 against the 2000 restructuring accrual. The remaining balance of the 2000 restructuring accrual at December 31, 2001 of $1,569 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets, which the Company expects to be paid in 2002.

     During 1999, the Company recognized pretax restructuring charges of $2,786 related to streamlining the Company's operations, primarily Gaylord Opryland. The 1999 restructuring charges included estimated costs for employee severance and termination benefits of $2,056 and other restructuring costs of $730. At December 31, 2000, no accrual remained.

4.   DISCONTINUED OPERATIONS

     As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, (prior to their disposal where applicable) and the estimated fair value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

     Word

     During 2001, the Company committed to a plan to sell Word. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $30,403 in discontinued operations during 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word, a pretax restructuring charge of $1,461 was recorded in 2001. The restructuring charge consisted of $854 related to lease termination costs and $607 related to severance costs. In addition, the Company recorded a reversal of $114 of restructuring charges originally recorded during 2000. Subsequent to December 31, 2001, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84,100 in cash, subject to future purchase price adjustments. The Company did not recognize a material gain or loss on the divestiture in 2002. Proceeds from the sale of $80,000 were used to reduce the Company's outstanding indebtedness as further discussed in Note 11.

     International Cable Networks

     During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, bringing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company's interest to 67.5%.

     In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1,880 consisting of $956 of severance and $924 of contract termination costs related to the networks. Also during 2001, the Company negotiated reduced contract termination costs with several vendors that resulted in a reversal of $268 of restructuring charges originally recorded during 2000. Based on the status of its efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23,312 during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10,894, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6,922, the impairment of a receivable of $3,007 from the Argentina-based channels, current assets of $1,483, and intangible assets of $1,006.

     Subsequent to December 31, 2001, the Company finalized a transaction to sell certain assets of its international cable networks as further discussed in Note 18.

     Businesses Sold to OPUBCO

     During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22,000 in cash and the assumption of debt of $19,318. The Company recognized a pretax loss of $1,673 related to the sale in discontinued operations in the accompanying consolidated statement of operations. OPUBCO owns a minority interest in the Company. Four of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those four directors collectively own a significant ownership interest in the Company.

     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

                                                        2001            2000            1999
                                                     ---------       ---------       ---------
     REVENUES:
         Word Entertainment                          $ 115,677       $ 130,706       $ 137,873
         International cable networks                    5,025           6,606           4,407
         Businesses sold to OPUBCO                       2,195          39,706          17,797
         Other                                             609           1,900           2,712
                                                     ---------       ---------       ---------
            Total revenues                           $ 123,506       $ 178,918       $ 162,789
                                                     =========       =========       =========
     OPERATING INCOME (LOSS):
         Word Entertainment                          $  (5,710)      $ (15,741)      $  (5,542)
         International cable networks                   (6,375)         (9,655)         (8,375)
         Businesses sold to OPUBCO                      (1,459)         (9,370)         (1,553)
         Other                                            (383)           (144)            714
         Impairment and other charges                  (53,716)        (28,941)        (12,201)
         Restructuring charges                          (2,959)         (3,095)           (316)
                                                     ---------       ---------       ---------
            Total operating loss                       (70,602)        (66,946)        (27,273)

     INTEREST EXPENSE                                     (797)         (1,310)         (1,054)
     INTEREST INCOME                                       128             556             185
     OTHER GAINS AND LOSSES                             (3,986)         (4,245)           (308)
                                                     ---------       ---------       ---------

     Loss before benefit for income taxes              (75,257)        (71,945)        (28,450)

     BENEFIT FOR INCOME TAXES                          (22,893)        (23,206)        (10,612)
                                                     ---------       ---------       ---------
     Net loss from discontinued operations           $ (52,364)      $ (48,739)      $ (17,838)
                                                     =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

                                                                                     2001          2000
                                                                                   --------      --------
     CURRENT ASSETS:
         Cash and cash equivalents                                                 $  2,237      $  8,005
         Trade receivables, less allowance of $2,785 and $5,003, respectively        24,814        43,567
         Inventories                                                                  6,359        12,321
         Prepaid expenses                                                             8,779        12,592
         Other current assets                                                           691         5,052
                                                                                   --------      --------
            Total current assets                                                     42,880        81,537

     PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                         10,357        22,423
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                              29,628        81,954
     MUSIC AND FILM CATALOGS                                                         10,696        26,237
     OTHER LONG-TERM ASSETS                                                           3,512        11,965
                                                                                   --------      --------
            Total long-term assets                                                   54,193       142,579
                                                                                   --------      --------
            Total assets                                                           $ 97,073      $224,116
                                                                                   ========      ========

     CURRENT LIABILITIES:
         Current portion of long-term debt                                         $  5,515      $  1,378
         Accounts payable and accrued liabilities                                    18,120        39,652
                                                                                   --------      --------
            Total current liabilities                                                23,635        41,030
     LONG-TERM DEBT, NET OF CURRENT PORTION                                              --        20,551
     OTHER LONG-TERM LIABILITIES                                                          7            --
                                                                                   --------      --------
            Total long-term liabilities                                                   7        20,551
                                                                                   --------      --------
            Total liabilities                                                      $ 23,642      $ 61,581
                                                                                   ========      ========

5.   ACQUISITIONS

     During 2000, the Company acquired Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace, for $7,500 in cash and a $1,500 note payable. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Corporate Magic have been included in the accompanying consolidated financial statements from the date of the acquisition.

     During 1999, the Company formed Gaylord Digital, its Internet initiative, and acquired 84% of two online operations, Musicforce.com and Lightsource.com, for approximately $23,400 in cash. During 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for approximately $6,500 in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of the online operations have been included in the accompanying consolidated financial statements from the date of acquisition of a controlling interest. During 2000, the Company announced the closing of Gaylord Digital, as further discussed in Note 2.

6.   DIVESTITURES

     During 2001, the indemnification period related to the Company's 1999 disposition of television station KTVT in Dallas-Fort Worth ended, resulting in the recognition of a pretax gain of $4,629 related to the reversal of previously recorded contingent liabilities. The gain is included in other gains and losses in the accompanying consolidated statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2000, the Company sold its KOA Campground located near Gaylord Opryland for $2,032 in cash. The Company recognized a pretax loss on the sale of $3,247, which is included in other gains and losses in the accompanying consolidated statements of operations. Also during 2000, the Company divested its Orlando-area Wildhorse Saloon and Gaylord Digital, as further discussed in Note 2.

     In October 1999, CBS Corporation ("CBS") acquired KTVT from the Company in exchange for $485,000 of CBS Series B convertible preferred stock, $4,210 of cash and other consideration. The Company recorded a pretax gain of $459,307, which is included in other gains and losses in the accompanying consolidated statements of operations, based upon the disposal of the net assets of KTVT of $29,903, including related selling costs. CBS merged with Viacom, Inc. ("Viacom") in May 2000, resulting in the conversion of CBS convertible preferred stock into Viacom common stock, as further discussed in Note 8. The operating results of KTVT reflected in the accompanying consolidated statements of operations through the disposal date of October 12, 1999 include revenues of $36,072, depreciation and amortization of $2,419, and operating income of $8,372.

     During 1999, the Company received cash and recognized a pretax gain of $129,875 representing the value of contractual equity participation rights related to the sale of certain cable television systems (the "Systems") formerly owned by the Company. During 1995, the Company sold the Systems to CCT Holdings Corporation. As part of the 1995 sale transaction, the Company received contractual equity participation rights equal to 15% of the net distributable proceeds, as defined, from certain future asset sales. The proceeds from the equity participation rights were used to reduce outstanding bank indebtedness.

     On October 1, 1997, the Company consummated a transaction (the "Merger") with CBS, pursuant to which substantially all of the assets of the Company's North American cable networks business, and certain other related businesses (collectively, the "Cable Networks Business") and their liabilities, to the extent that they arose out of or related to the Cable Networks Business, were acquired by CBS. During 1999, the Company settled certain remaining contingencies associated with the Merger and received a cash payment of $15,109 from CBS, including nonrecurring interest income of $1,954. In addition, the Company recorded an adjustment to the net assets of the Cable Networks Business of $892 related to the settlement of Merger-related contingencies between the Company and CBS during 1999. The Company reversed $1,741 of the accrued merger costs based upon the settlement of the remaining contingencies associated with the Merger during 1999.

7.   PROPERTY AND EQUIPMENT

     Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows:

                                                2001             2000
                                            -----------       -----------
     Land and land improvements             $    97,103       $    94,637
     Buildings                                  500,829           486,820
     Furniture, fixtures and equipment          241,791           228,493
     Construction in progress                   474,701           225,850
                                            -----------       -----------
                                              1,314,424         1,035,800
     Accumulated depreciation                  (314,092)         (279,263)
                                            -----------       -----------
     Property and equipment, net            $ 1,000,332       $   756,537
                                            ===========       ===========

     The increase in construction in progress during 2001 primarily relates to the costs of the Florida and Texas hotel construction projects. Depreciation expense of continuing operations for the years ended December 31, 2001, 2000 and 1999 was $35,579, $36,030 and $36,434, respectively.
     Capitalized interest for the years ended December 31, 2001, 2000 and 1999 was $18,781, $6,775 and $472, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INVESTMENTS

     Investments related to continuing operations at December 31 are summarized as follows:

                                                   2001          2000
                                                 --------      --------
     Viacom Class B non-voting common stock      $485,782      $514,391
     Bass Pro                                      60,598        60,598
     Other investments                             15,029        22,224
                                                 --------      --------
         Total investments                       $561,409      $597,213
                                                 ========      ========

     The Company acquired CBS Series B convertible preferred stock ("CBS Stock") during 1999 as consideration in the divestiture of television station KTVT as discussed in Note 6. CBS merged with Viacom in May 2000. As a result of the merger of CBS and Viacom, the Company received 11,003,000 shares of Viacom Class B non-voting common stock ("Viacom Stock"). The original carrying value of the CBS Stock was $485,000.

     At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. Effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29,391, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11,434, had been previously recorded as a component of stockholders' equity. As trading securities, the Viacom Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2001, the Company recorded a pretax loss of $28,609 related to the decrease in fair value of the Viacom Stock subsequent to January 1, 2001.

     During 2000 and 1999, the Company purchased minority equity investments of $5,010 and $6,579, respectively, in technology-based businesses related to the Company's Internet strategy, which investments the Company accounted for using the cost method of accounting. During 2001 and 2000, the Company evaluated the realizability of its technology-based investments as part of its assessment of strategic alternatives resulting in impairment charges as discussed in Note 2.

     Bass Pro completed a restructuring at the end of 1999 whereby certain assets, including a resort hotel in Southern Missouri and an interest in a manufacturer of fishing boats, are no longer owned by Bass Pro. Subsequent to the Bass Pro restructuring, the Company's ownership interest in Bass Pro equaled 19% and, accordingly, the Company accounts for the investment using the cost method of accounting. Prior to the restructuring, the Company accounted for the Bass Pro investment using the equity method of accounting through December 31, 1999.

     The Opry Mills entertainment and retail complex opened in May 2000 on land owned by the Company. The Company holds a one-third interest in the partnership through a non-cash capital contribution of $2,049 reflecting the book value of the land on which Opry Mills is located. During 1999, the Company's investment in Opry Mills increased to $5,272 at December 31, 1999 related to certain costs incurred on behalf of the Opry Mills partnership. During 2001, the Company received distribution payments from The Mills Corporation totaling $2,814 related to its equity in the partnership's earnings. At December 31, 2001, the Company's investment in Opry Mills equaled $2,231. The Company accounts for its investment in the Opry Mills partnership using the equity method of accounting. The Company recognized revenues for consulting and other services related to the Opry Mills partnership in 1999 of $5,000.

     The Company holds a preferred minority interest investment in the Nashville Predators, a National Hockey League professional team, of $12,732 and $12,000 at December 31, 2001 and 2000, respectively. The Nashville Predators investment provides an annual 8% cumulative preferred return. A director of the Company owns a majority equity interest in the Nashville Predators.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to December 31, 2001, the Company announced plans for certain of these investments as further discussed in Note 18.

9.   SECURED FORWARD EXCHANGE CONTRACT

     During May 2000, the Company entered into a seven-year secured forward exchange contract ("SFEC") with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a face amount of $613,054 and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506,337, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106,717. In October 2000, the Company prepaid the remaining 3.75 years of contract payments required by the SFEC of $83,161. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of these deferred financing costs are classified as current assets of $26,865 as of December 31, 2001 and 2000 and long-term assets of $118,110 and $144,998 in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively. The Company is recognizing the contract payments associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394,142 of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility. As a result of the SFEC, the 1997 revolving credit facility was terminated.

     During the seven-year term of the SFEC, the Company retains ownership of the Viacom Stock. The Company's obligation under the SFEC is collateralized by a security interest in the Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC eliminates the Company's exposure to any decline in Viacom's share price below $56.05. During the seven-year term of the SFEC, if the Viacom Stock appreciates by 35% or less, the Company will retain the increase in value of the Viacom Stock. If the Viacom Stock appreciates by more than 35%, the Company will retain the first 35% increase in value of the Viacom Stock and approximately 25.9% of any appreciation in excess of 35%.

     Under SFAS No. 133, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 10. During 2001, an increase in the fair market value of the derivatives was recorded as a pretax gain.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. The Company recorded a gain of $11,909, net of taxes of $6,413, as a cumulative effect of an accounting change on January 1, 2001, the date of initial adoption of SFAS No. 133, to record the derivatives associated with the SFEC at fair value. For the year ended December 31, 2001, the Company recorded a pretax gain in the Company's consolidated statement of operations of $54,282 related to the increase in fair value of the derivatives associated with the SFEC subsequent to January 1, 2001.

     During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. These contracts cap the Company's exposure to one-month LIBOR rates on up to $375,000 of outstanding indebtedness at 7.5% and cap the Company's exposure on one-month Eurodollar rates on up to $100,000 of outstanding indebtedness at 6.625%. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses in the accompanying consolidated statements of stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT

     The Company's debt outstanding related to continuing operations at December 31 consists of:

                                              2001            2000
                                           ---------       ---------
     Senior Loan                           $ 268,997       $      --
     Mezzanine Loan                          100,000              --
     Term Loan                               100,000              --
     Interim Loan                                 --         175,000
     Other                                        --             500
                                           ---------       ---------
         Total debt                          468,997         175,500
     Less amounts due within one year        (88,004)       (175,500)
                                           ---------       ---------
         Total long-term debt              $ 380,993       $      --
                                           =========       =========

     Annual maturities of debt are as follows:

     2002                       $ 88,004
     2003                          8,004
     2004                        372,989
     2005                             --
     2006                             --
     Years thereafter                 --
                                --------
       Total                    $468,997
                                ========

     During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210,000 with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and a Gaylord hotel in Grapevine, Texas as well as for general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100,000 in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 10. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan. As of December 31, 2001, the Company had outstanding borrowings of $100,000 under the Term Loan and was required to escrow certain amounts in a completion reserve account for Gaylord Palms.

     The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60,000. The Company sold Word in January 2002 as further discussed in Note 4. The sale of Word required the prepayment of the Term Loan in the amount of $80,000 and, accordingly, this amount was classified as due within one year in the December 31, 2001 consolidated balance sheet, resulting in a negative consolidated working capital balance at December 31, 2001 of $26,748. Subsequent to the prepayment of the Term Loan related to Word, the maximum amount available under the Term Loan reduces to $100,000 in October 2003, and to $50,000 in April 2004, with full repayment due in October 2004. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85,000. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At December 31, 2001, the unamortized balance of the deferred financing

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     costs related to the Term Loan was $5,628. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for 2001 was 8.3%.

     In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275,000 senior loan (the "Senior Loan") and a $100,000 mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans require monthly principal payments of $667 during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 10. The Company used $235,000 of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan discussed below. At closing, the Company was required to escrow certain amounts, including $20,000 related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan, required escrows and fees were approximately $97,600. At December 31, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $13,775. The weighted average interest rates for the Senior Loan and the Mezzanine Loan for 2001, including amortization of deferred financing costs, were 6.2% and 12.0%, respectively.

     The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2001, the cash management restrictions are in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of December 31, 2001, $13,946 related to the cash management restrictions is included in restricted cash in the accompanying consolidated balance sheets.

     The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan subsequent to December 31, 2001. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. Management's projections and related operating plans indicate the Company will remain in compliance with the revised financial covenants under the Nashville Hotel Loans and the Term Loan during the first and second quarters of 2002, albeit by a narrow margin. As with all projections, there can be no assurance that they will be achieved. In addition, the Company is attempting to sell certain non-core assets that would provide additional sources of capital. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

     During 2000, the Company entered into a six-month $200,000 interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. As of December 31, 2000, $175,000 was outstanding under the Interim Loan. During 2000, the Company utilized $83,161 of the proceeds from the Interim Loan to prepay the remaining contract payments required by the SFEC discussed in Note 9. During 2001, the Company increased the borrowing capacity under the Interim Loan to $250,000. The Company used $235,000 of the proceeds from the Nashville Hotel Loans discussed previously to refinance the Interim Loan during March 2001. The Interim Loan was secured by the assets of Gaylord Opryland and had a maturity date in April 2001. Amounts outstanding under the Interim Loan carried an interest rate of LIBOR plus an amount that increased monthly from 1.75% at inception to 3.5% by April 2001. In addition, the Interim Loan required a commitment fee of 0.375% per year on the average unused portion of the Interim Loan and a contingent exit fee of up to $4,000, depending upon Merrill Lynch's involvement in the refinancing of the Interim Loan. The Company recognized a portion of the exit fee as interest expense in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     accompanying 2000 consolidated statement of operations. Pursuant to the terms of the Nashville Hotel Loans discussed previously, the contingencies related to the exit fee were removed and no payment of these fees was required. The weighted average interest rate, including amortization of deferred financing costs, under the Interim Loan for 2000 was 21.0%. The unamortized balance of the deferred financing costs related to the Interim Loan was classified as current assets of $2,809 at December 31, 2000.

     In August 1997, the Company entered into a revolving credit facility (the "1997 Credit Facility") and utilized the proceeds to retire outstanding indebtedness. The lenders under the 1997 Credit Facility were a syndicate of banks with Bank of America, N.A. acting as agent. The Company utilized $394,142 of the net proceeds from the SFEC in 2000 to repay all outstanding indebtedness under the 1997 Credit Facility as discussed in Note 9. As a result of the SFEC, the 1997 Credit Facility was terminated. The weighted average interest rates for borrowings under the 1997 Credit Facility for 2000 and 1999 were 7.3% and 6.2%, respectively.

     Accrued interest payable at December 31, 2001 and 2000 was $1,099 and $3,176 respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Cash paid for interest for the years ended December 31 was comprised of:

                                           2001            2000            1999
                                        ---------       ---------       ---------
     Debt interest paid                 $  23,217       $  14,599       $  16,392
     Deferred financing costs paid         25,906         195,452              --
     Capitalized interest                 (18,781)         (6,775)           (472)
                                        ---------       ---------       ---------
         Cash interest paid             $  30,342       $ 203,276       $  15,920
                                        =========       =========       =========

12.  INCOME TAXES

     The provision (benefit) for income taxes from continuing operations for the years ended December 31 consists of:

                                                               2001            2000            1999
                                                            ---------       ---------       ---------
     CURRENT:
         Federal                                            $      --       $ (25,492)      $  39,219
         State                                                     41             205          (2,374)
                                                            ---------       ---------       ---------
            Total current provision (benefit)                      41         (25,287)         36,845
                                                            ---------       ---------       ---------
     DEFERRED:
         Federal                                               (3,292)        (24,329)        156,056
         State                                                     63            (251)         29,441
                                                            ---------       ---------       ---------
            Total deferred provision (benefit)                 (3,229)        (24,580)        185,497
                                                            ---------       ---------       ---------
            Total provision (benefit) for income taxes      $  (3,188)      $ (49,867)      $ 222,342
                                                            =========       =========       =========

     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. The effective tax rate as applied to pretax income (loss) from continuing operations for the years ended December 31 differed from the statutory federal rate due to the following:

                                                               2001            2000           1999
                                                            ---------       ---------       ---------
     Statutory federal rate                                     35%             35%            35%
     State taxes                                                (1)             --              3
     Foreign losses                                             (3)             (2)            --
     Non-deductible losses                                      (1)             (1)            --
                                                            ---------       ---------       ---------
                                                                30%             32%            38%
                                                            =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred tax liability at December 31 are:

                                                  2001          2000
                                                --------      --------
     DEFERRED TAX ASSETS:
         Amortization                           $ 11,175      $  7,710
         Accounting reserves and accruals         15,656        29,828
         Net operating loss carryforward          39,309        21,640
         Investments in stock                      7,785         3,171
         Other, net                               14,033        10,829
                                                --------      --------
            Total deferred tax assets             87,958        73,178
                                                --------      --------
     DEFERRED TAX LIABILITIES:
         Depreciation                             25,018        40,460
         Accounting reserves and accruals        228,764       237,523
                                                --------      --------
            Total deferred tax liabilities       253,782       277,983
                                                --------      --------
            Net deferred tax liability          $165,824      $204,805
                                                ========      ========


     Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company evaluated the need for a valuation allowance related to its deferred tax assets. Based upon the expectation of future taxable income, the Company concluded that a valuation allowance is not required. At December 31, 2001, the Company had a net operating loss carryforward of $110,827 of which $66,660 will expire in 2020 and $44,167 will expire in 2021. The Company provides reserves for various income tax contingencies, which reserves are included in deferred tax liabilities.

     The tax benefits associated with the exercise of stock options were $720, $1,000 and $1,443 in 2001, 2000 and 1999, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders' equity. In 2001, the Company recorded a deferred tax asset of $4,395 resulting from the recognition of the Company's minimum pension liability as required by SFAS No. 87 "Employers' Accounting for Pensions", as further discussed in Note 16.

     The deferred income taxes resulting from the unrealized gain on the investment in the Viacom Stock was $11,434 at December 31, 2000 and was reflected as a reduction in stockholders' equity. Effective January 1, 2001, the Company reclassified its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115, which required the recognition of a deferred tax provision of $11,434 in the accompanying consolidated statement of operations for the year ended December 31, 2001.

     The Company reached a $2,034 partial settlement of routine Internal Revenue Service audits of the Company's 1996-1997 tax returns during 2001. Net cash payments (refunds) for income taxes were approximately ($21,700), ($18,500), and $30,400 in 2001, 2000 and 1999, respectively.

13.  STOCKHOLDERS' EQUITY

     Holders of common stock are entitled to one vote per share. During 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock. The Company paid common stock dividends of $26,355 during the year ended December 31, 1999.

14.  STOCK PLANS

     At December 31, 2001 and 2000, 3,053,737 and 2,352,712 shares, respectively, of the Company's common stock were reserved for future issuance pursuant to the exercise of stock options under stock option and incentive plans. Under the terms of these plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     directors are exercisable immediately, while options granted to employees are exercisable two to five years from the date of grant. The Company accounts for these plans under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized. If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31 would have been reduced (increased) to the following pro forma amounts:

                                                         2001            2000            1999
                                                      ---------       ---------       ----------
     NET INCOME (LOSS):
         As reported                                  $ (47,743)      $(153,470)      $  349,792
                                                      =========       =========       ==========
         Pro forma                                    $ (49,447)      $(154,827)      $  347,756
                                                      =========       =========       ==========

     INCOME (LOSS) PER SHARE:
         As reported                                  $   (1.42)      $   (4.60)      $    10.63
                                                      =========       =========       ==========
         Pro forma                                    $   (1.47)      $   (4.64)      $    10.57
                                                      =========       =========       ==========

     INCOME (LOSS) PER SHARE - ASSUMING DILUTION:
         As reported                                  $   (1.42)      $   (4.60)      $    10.53
                                                      =========       =========       ==========
         Pro forma                                    $   (1.47)      $   (4.64)      $    10.47
                                                      =========       =========       ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.9%, 5.5% and 6.5%; expected volatility of 32.3%, 38.3% and 31.0%; expected lives of 5.4, 7.3 and 7.5 years; expected dividend rates of 0%, 0% and 2.7%. The weighted average fair value of options granted was $9.85, $13.52 and $10.02 in 2001, 2000 and 1999, respectively.

     The plans also provide for the award of restricted stock. At December 31, 2001 and 2000, awards of restricted stock of 109,867 and 3,000 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders' equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

     Stock option awards available for future grant under the stock plans at December 31, 2001 and 2000 were 1,177,345 and 2,188,780 shares of common stock, respectively. Stock option transactions under the plans are summarized as follows:

                                                       2001
                                           --------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                            NUMBER OF        EXERCISE
                                              SHARES           PRICE
                                            ---------       ---------
     Outstanding at beginning of year       2,352,712       $   26.38
     Granted                                1,544,600           25.35
     Exercised                               (203,543)          11.44
     Canceled                                (640,032)          27.59
                                            ---------       ---------
     Outstanding at end of year             3,053,737       $   26.60
                                            =========       =========
     Exercisable at end of year             1,235,324       $   27.39
                                            =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       2000
                                           --------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                            NUMBER OF        EXERCISE
                                              SHARES           PRICE
                                            ---------       ---------
     Outstanding at beginning of year       2,604,213       $   25.74
     Granted                                  749,700           26.65
     Exercised                               (178,335)          10.36
     Canceled                                (822,866)          28.10
                                            ---------       ---------
     Outstanding at end of year             2,352,712       $   26.38
                                            =========       =========
     Exercisable at end of year             1,138,681       $   24.18
                                            =========       =========

                                                      1999
                                           --------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                            NUMBER OF        EXERCISE
                                              SHARES           PRICE
                                            ---------       ---------
     Outstanding at beginning of year       2,491,081       $   24.42
     Granted                                  730,847           28.76
     Exercised                               (461,995)          21.92
     Canceled                                (155,720)          30.03
                                            ---------       ---------
     Outstanding at end of year             2,604,213       $   25.74
                                            =========       =========
     Exercisable at end of year             1,123,698       $   21.43
                                            =========       =========

     A summary of stock options outstanding at December 31, 2001 is as follows:

                                                                             WEIGHTED
                          WEIGHTED                                            AVERAGE
          OPTION          AVERAGE                          NUMBER OF         REMAINING
         EXERCISE         EXERCISE         NUMBER OF        SHARES          CONTRACTUAL
       PRICE RANGE         PRICE            SHARES        EXERCISABLE           LIFE
     --------------       --------         ---------      -----------       -----------
     $19.91 - 26.00       $  24.01         1,370,405         327,355         8.1 YEARS
      26.01 - 30.00          27.99         1,419,832         767,299         7.2 YEARS
      30.01 - 34.00          32.54           263,500         140,670         6.4 YEARS
     --------------       --------         ---------       ---------         ---------
     $19.91 - 34.00       $  26.60         3,053,737       1,235,324         7.6 YEARS
     ==============       ========         =========       =========         =========

     The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 11,965, 13,666 and 3,007 shares of common stock at an average price of $18.27, $21.19 and $25.08 pursuant to this plan during 2001, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  COMMITMENTS AND CONTINGENCIES

     Rental expense related to continuing operations for operating leases was $2,797, $2,703 and $3,203 for 2001, 2000 and 1999, respectively. Future minimum cash lease commitments under all noncancelable operating leases in effect for continuing operations at December 31, 2001 are as follows:

     2002                           $   5,024
     2003                               4,960
     2004                               4,836
     2005                               4,428
     2006                               4,287
     Years thereafter                 689,165
                                    ---------
         Total                      $ 712,700
                                    =========

     The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $873 until the completion of construction in 2002, at which point the annual lease payments increase to approximately $3,200. The lease agreement provides for a 3% escalation of base rent each year beginning five years after the opening of Gaylord Palms. As required by SFAS No. 13, the terms of this lease require that the Company recognize the lease expense on a straight-line basis, which will result in an annual lease expense of approximately $9,750, resulting in approximately $6,550 of annual non-cash expenses during the early years of the lease. The Company is currently attempting to renegotiate certain terms of the lease in an attempt to more closely align the economic cost of the lease with the impact on the Company's results of operations. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor.

     During 1999, the Company entered into a construction contract for the development of Gaylord Palms. The Company expects total payments to approximate $300,000 related to the construction contract. Gaylord Palms opened in January 2002. As of December 31, 2001, the Company has paid approximately $272,900 related to this construction contract, which is included as construction in progress in property and equipment in the accompanying consolidated balance sheets.

     During 2001 and 2002, the Company entered into certain agreements related to the construction of a new Gaylord hotel in Grapevine, Texas. The Company expects payments of approximately $190,000 related to these agreements. At December 31, 2001, the Company has paid approximately $53,500 related to these agreements, which is included as construction in progress in property and equipment in the accompanying consolidated balance sheets.

     Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its operating losses on a long-term basis. While the Company is negotiating various alternatives for its financing needs, there is no assurance that financing will be secured or that it will be on terms that are acceptable to the Company. Management currently anticipates securing long-term financing for its hotel development and construction projects including the new Gaylord hotel in Grapevine, Texas; however, if the Company is unable to secure additional long-term financing, capital expenditures will be curtailed to ensure adequate liquidity to fund the Company's operations. Currently, the Company's management believes that the net cash flows from operations, together with the amount expected to be available from the Company's current and future financing arrangements and expected proceeds from the sale of non-core assets, will be sufficient to satisfy anticipated future cash requirements, including its projected capital expenditures, on both a short-term and long-term basis.

     During 2000, the Company was notified by the utility company that provides water and sewer services to Gaylord Opryland of an assessment dating back to 1995 for unbilled services. The Company contested the assessment and settled the dispute by agreeing to pay $2,600, which was charged to operations for the year ended December 31, 2000 in the accompanying consolidated statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company was notified during 1997 by Nashville governmental authorities of an increase in appraised value and property tax rates related to Gaylord Opryland resulting in an increased tax assessment. The Company contested the increases and was awarded a partial reduction in the assessed values. During the year ended December 31, 2000, the Company recognized a pretax charge to operations of $1,149 for the resolution of the property tax dispute.

     During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. A director of the Company owns a majority equity interest in the Nashville Predators. The contractual commitment required the Company to pay $2,050 during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement. The Company is accounting for the naming rights agreement expense on a straight-line basis over the 20-year contract period. The Company recognized naming rights expense of $3,389 for the years ended December 31, 2001 and 2000, and $1,412 during the period of 1999 subsequent to entering into the agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers' compensation, employee medical benefits and general liability for which it is self-insured.

     The Company is involved in a class action lawsuit related to Gaylord Opryland related to the manner in which the hotel distributes service and delivery charges to certain employees. The Company intends to vigorously contest this matter and at December 31, 2001, has not accrued any liabilities related to it. If the Company is unsuccessful in its defense of this matter, it could have a material adverse effect on its future results of operations.

     The Company is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

16.  RETIREMENT PLANS

     Prior to January 1, 2001, the Company maintained a noncontributory defined benefit pension plan in which substantially all of its employees were eligible to participate upon meeting the pension plan's participation requirements. The benefits were based on years of service and compensation levels. On January 1, 2001 the Company amended its defined benefit pension plan to determine future benefits using a cash balance formula. On December 31, 2000, benefits credited under the plan's previous formula were frozen. Under the cash formula, each participant had an account which was credited monthly with 3% of qualified earnings and the interest earned on their previous month-end cash balance. In addition, the Company included a "grandfather" clause which assures that the participant will receive the greater of the benefit calculated under the cash balance plan and the benefit that would have been payable if the defined benefit plan had remained in existence. The benefit payable to a vested participant upon retirement at age 65, or age 55 with 15 years of service, is equal to the participant's account balance, which increases based upon length of service and compensation levels. At retirement, the employee generally receives the balance in the account as a lump sum. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law.

     The following table sets forth the funded status at December 31:

                                                                2001          2000
                                                             --------       --------
     CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation at beginning of year             $ 57,609       $ 56,262
            Service cost                                        2,592          2,564
            Interest cost                                       4,288          3,911
            Amendments                                          1,866             --
            Actuarial gain                                     (2,763)          (627)
            Benefits paid                                      (4,880)        (4,501)
                                                             --------       --------
         Benefit obligation at end of year                     58,712         57,609
                                                             --------       --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                2001          2000
                                                             --------       --------
     CHANGE IN PLAN ASSETS:
         Fair value of plan assets at beginning of year        52,538         49,890
            Actual return on plan assets                       (6,030)         3,908
            Employer contributions                              2,574          3,241
            Benefits paid                                      (4,880)        (4,501)
                                                             --------       --------
         Fair value of plan assets at end of year              44,202         52,538
                                                             --------       --------
            Funded status                                     (14,510)        (5,071)
     Unrecognized net actuarial loss                           14,829          7,600
     Unrecognized prior service cost                            3,750          2,285
     Adjustment for minimum liability                         (14,779)            --
                                                             --------       --------
               Prepaid (accrued) pension cost                $(10,710)      $  4,814
                                                             ========       ========

     Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31:

                                                   2001          2000          1999
                                                 -------       -------       -------
     Service cost                                $ 2,592       $ 2,564       $ 3,188
     Interest cost                                 4,288         3,911         3,999
     Expected return on plan assets               (4,131)       (3,963)       (3,862)
     Recognized net actuarial loss                   169           107           709
     Amortization of prior service cost              402           211           211
                                                 -------       -------       -------
         Total net periodic pension expense      $ 3,320       $ 2,830       $ 4,245
                                                 =======       =======       =======


     For both 2001 and 2000, the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5%, the rate of increase in future compensation levels was 4% and the expected long-term rate of return on plan assets was 8%. Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

     The Company also maintains non-qualified retirement plans (the "Non-Qualified Plans") to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries' rights to receive distributions under these plans constitute unsecured claims to be paid from the Company's general assets. At December 31, 2001, the Non-Qualified Plans' projected benefit obligations were $10,368 and its accumulated benefit obligations were $10,042.

     The Company's accrued cost related to its qualified and non-qualified retirement plans of $20,752 at December 31, 2001 is included in other long-term liabilities in the accompanying consolidated balance sheets. The increase in the minimum liability related to the Company's retirement plans resulted in a 2001 charge to equity, net of taxes, of $8,162 which is included in other comprehensive loss in the accompanying consolidated statement of stockholders' equity.

     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee's contribution or 3% of the employee's salary. Company contributions under the retirement savings plans were $1,498, $1,615 and $1,892 for 2001, 2000 and 1999, respectively.

     Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan whereby the retirement cash balance benefit was frozen and whereby future Company contributions to the retirement savings plan will include 2% to 4% of the employee's salary, based upon the Company's financial performance, in addition to the one-half match of the employee's salary up to a maximum of 3% as described above. As a result of these changes to the retirement plans, the Company expects to record a pretax charge to operations of approximately $5,700 in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations.

17.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. The Company contributes toward the cost of health insurance benefits and contributes the full cost of providing life insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service. The Company's Benefits Trust Committee determines retiree premiums.

     The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31:

                                                       2001           2000
                                                     --------       --------
     CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning of year         $ 12,918       $ 15,432
            Service cost                                  688            736
            Interest cost                                 946            923
            Actuarial gain                                 --         (3,441)
            Contributions by plan participants            101             90
            Benefits paid                                (988)          (822)
                                                     --------       --------
     Benefit obligation at end of year                 13,665         12,918
     Unrecognized net actuarial gain                   13,038         13,864
                                                     --------       --------
               Accrued postretirement liability      $ 26,703       $ 26,782
                                                     ========       ========

     Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31:

                                                   2001          2000         1999
                                                 -------       -------       -------
     Service cost                                $   688       $   736       $ 1,815
     Interest cost                                   946           923         1,518
     Recognized net actuarial gain                  (826)         (811)         (207)
                                                 -------       -------       -------
         Net postretirement benefit expense      $   808       $   848       $ 3,126
                                                 =======       =======       =======

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for 2001. The health care cost trend is projected to be 8% in 2002 and then decline 0.5% each year thereafter to an ultimate level trend rate of 5.5% per year for 2007 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately 12% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 16%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by approximately 10% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 13%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 2001 and 2000.

     The Company amended the plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company measured a gain of $6,779, which will be recognized in future periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, the Company disclosed that it intended to dispose of its ownership interests in the Oklahoma Redhawks and certain real estate, as well as its investments in the Nashville Predators and Opry Mills. In addition, the Company stated that it was evaluating strategic alternatives with regard to Acuff-Rose Music Publishing and its investment in Bass Pro.

     The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002. This legislation allows a five-year carryback for losses incurred in 2001. This change in tax law will allow the Company to recover during 2002 approximately $15,600 of federal income taxes previously paid related to losses incurred in 2001.

     Subsequent to December 31, 2001, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. The transponder lease assignment requires the Company to guarantee lease payments in 2002 from the acquirer of these networks. As a result of the transponder lease assignment, the Company may reduce its recorded transponder lease liabilities in 2002.


19.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

     The Company's continuing operations are organized and managed based upon its products and services. The following information from continuing operations is derived directly from the segments' internal financial reports used for corporate management purposes.

                                               2001              2000             1999
                                           -----------       -----------       -----------
     REVENUES:
         Hospitality                       $   228,712       $   237,260       $   239,248
         Attractions                            65,878            63,235            57,760
         Media                                  24,157            29,013            62,059
         Corporate and other                     6,412             5,954            10,784
                                           -----------       -----------       -----------
            Total                          $   325,159       $   335,462       $   369,851
                                           ===========       ===========       ===========
     DEPRECIATION AND AMORTIZATION:
         Hospitality                       $    25,593       $    24,447       $    22,828
         Attractions                             5,810             6,443             6,396
         Media                                   2,578             9,650             5,918
         Corporate and other                     7,294             7,040             7,591
                                           -----------       -----------       -----------
            Total                          $    41,275       $    47,580       $    42,733
                                           ===========       ===========       ===========
     OPERATING INCOME (LOSS):
         Hospitality                       $    33,915       $    45,949       $    43,700
         Attractions                            (2,372)           (8,025)           (6,063)
         Media                                   1,665           (31,500)            2,153
         Corporate and other                   (39,399)          (38,626)          (27,806)
         Preopening costs                      (15,141)           (5,278)           (1,892)
         Impairment and other charges          (14,262)          (76,597)               --
         Restructuring charges                  (2,182)          (13,098)           (2,786)
         Merger costs                               --                --             1,741
                                           -----------       -----------       -----------
            Total                          $   (37,776)      $  (127,175)      $     9,047
                                           ===========       ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               2001              2000             1999
                                           -----------       -----------       -----------
     IDENTIFIABLE ASSETS:
         Hospitality                       $   948,284       $   660,604       $   462,949
         Attractions                            88,620            89,065           104,722
         Media                                  35,342            46,805            84,940
         Corporate and other                   998,503           918,963           845,694
                                           -----------       -----------       -----------
            Total                          $ 2,070,749       $ 1,715,437       $ 1,498,305
                                           ===========       ===========       ===========
     CAPITAL EXPENDITURES:
         Hospitality                       $   277,643       $   211,000       $    56,140
         Attractions                             2,471             6,279             7,138
         Media                                     151             8,152            10,789
         Corporate and other                       873             5,062             5,639
                                           -----------       -----------       -----------
            Total                          $   281,138       $   230,493       $    79,706
                                           ===========       ===========       ===========


20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                        2001
                                                            ------------------------------------------------------------
                                                              First           Second            Third           Fourth
                                                             Quarter          Quarter          Quarter          Quarter
                                                            ---------        ---------        ---------        ---------
     Revenues                                               $ 83,404         $ 78,596         $ 74,873         $ 88,286
     Depreciation and amortization                            10,254           10,432           10,317           10,272
     Operating loss                                           (2,562)         (14,418)          (7,082)         (13,714)
     Loss from discontinued operations, net of taxes          (6,895)          (3,927)         (20,697)         (20,845)
     Net income (loss)                                        24,124           (3,558)         (45,161)         (23,148)
     Net income (loss) per share                                0.72            (0.11)           (1.35)           (0.69)
     Net income (loss) per share - assuming dilution            0.72            (0.11)           (1.35)           (0.69)

                                                                                         2000
                                                            ------------------------------------------------------------
                                                              First           Second            Third           Fourth
                                                             Quarter          Quarter          Quarter          Quarter
                                                            ---------        ---------        ---------        ---------
     Revenues                                               $  73,923        $  91,261        $  82,954        $  87,324
     Depreciation and amortization                             10,925           11,882           11,552           13,221
     Operating loss                                           (11,788)          (7,248)         (11,129)         (97,010)
     Loss from discontinued operations, net of taxes           (4,481)          (5,134)          (7,801)         (31,323)
     Net loss                                                 (15,041)         (14,243)         (19,050)        (105,136)
     Net loss per share                                         (0.45)           (0.43)           (0.57)           (3.14)
     Net loss per share - assuming dilution                     (0.45)           (0.43)           (0.57)           (3.14)

     The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the fourth quarter of 2001, the Company recognized a pretax loss of $2,874 from continuing operations representing impairment and other charges and pretax restructuring charges from continuing operations of $5,849 offset by a pretax reversal of restructuring charges of $1,363 originally recorded during the fourth quarter of 2000.

     During the third quarter of 2001, the Company adopted the provisions of SFAS No. 144, with an effective date of January 1, 2001. As a result of the adoption of SFAS No. 144, the Company has reflected certain business as described in Note 4 as discontinued operations. The adoption of SFAS No. 144 resulted in a change in the Company's net loss for the second quarter of 2001 due to the Company's international cable networks, which, effective June 1, 2001, had been accounted for as discontinued operations under APB Opinion No. 30.

     During the second quarter of 2001, the Company recognized pretax impairment and other charges of $11,388. Also during the second quarter of 2001, the company recorded a reversal of $2,304 of the restructuring charges originally recorded during the fourth quarter of 2000.

     During the fourth quarter of 2000, the Company recognized a pretax loss of $76,597 from continuing operations representing impairment and other charges and pretax restructuring charges from continuing operations of $13,098.