Form 10-Q
period 2002-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2002-05-14
CIK 1040829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-13079

GAYLORD ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	73-0664379

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Gaylord Drive
Nashville, Tennessee 37214

(Address of principal executive offices)
(Zip Code)

(615) 316-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2002

Common Stock, $.01 par value	33,767,372 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2002

Part I — Financial Information

Item 1. Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(Amounts in thousands, except per share data)

	2002	2001

Revenues	$104,505	$83,357
Operating expenses:
Operating costs	70,827	55,273
Selling, general and administrative	28,633	17,806
Preopening costs	5,706	1,895
Depreciation	14,399	8,765
Amortization	1,342	1,292

Operating loss	(16,402)	(1,674)
Interest expense, net of amounts capitalized	(11,601)	(8,797)
Interest income	527	1,032
Unrealized gain (loss) on Viacom stock, net	46,433	(1,198)
Unrealized gain (loss) on derivatives, net	(29,697)	38,939
Other gains and losses	210	886

Income (loss) before cumulative effect of accounting change and provision (benefit) for income taxes	(10,530)	29,188
Provision (benefit) for income taxes	(4,054)	9,411

Income (loss) from continuing operations before cumulative effect of accounting change	(6,476)	19,777
Income (loss) from discontinued operations, net of taxes	789	(7,562)
Cumulative effect of accounting change, net of taxes	—	11,909

Net income (loss)	$(5,687)	$24,124

Income (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.59
Income (loss) from discontinued operations, net of taxes	0.02	(0.23)
Cumulative effect of accounting change, net of taxes	—	0.36

Net income (loss)	$(0.17)	$0.72

Income (loss) per share — assuming dilution:
Income (loss) from continuing operations	$(0.19)	$0.59
Income (loss) from discontinued operations, net of taxes	0.02	(0.23)
Cumulative effect of accounting change, net of taxes	—	0.36

Net income (loss)	$(0.17)	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Unaudited)
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$14,788	$9,544
Cash and cash equivalents — restricted	15,166	64,993
Trade receivables, less allowance of $3,364 and $3,185, respectively	42,433	18,870
Deferred financing costs	26,865	26,865
Other current assets	13,684	18,149
Current assets of discontinued operations	5,284	44,889

Total current assets	118,220	183,310

Property and equipment, net of accumulated depreciation	1,008,489	997,111
Goodwill, net of accumulated amortization	13,851	13,851
Amortized intangible assets, net of accumulated amortization	6,325	6,340
Investments	606,934	561,424
Estimated fair value of derivative assets	144,165	158,028
Long-term deferred financing costs	128,442	137,513
Other long-term assets	50,562	47,664
Long-term assets of discontinued operations	9,051	62,581

Total assets	$2,086,039	$2,167,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,004	$88,004
Accounts payable and accrued liabilities	87,802	96,750
Current liabilities of discontinued operations	10,465	25,304

Total current liabilities	106,271	210,058

Secured forward exchange contract	613,054	613,054
Long-term debt, net of current portion	390,595	380,993
Deferred income taxes, net	162,840	165,824
Estimated fair value of derivative liabilities	101,258	85,424
Other long-term liabilities	56,228	52,304
Long-term liabilities of discontinued operations	—	7
Minority interest of discontinued operations	1,474	1,679
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 33,761 and 33,736 shares issued and outstanding, respectively	338	337
Additional paid-in capital	520,147	519,515
Retained earnings	144,128	149,815
Other stockholders’ equity	(10,294)	(11,188)

Total stockholders’ equity	654,319	658,479

Total liabilities and stockholders’ equity	$2,086,039	$2,167,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(Amounts in thousands)

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(5,687)	$24,124
Amounts to reconcile net loss to net cash flows used in operating activities:
(Gain) loss on discontinued operations, net of taxes	(789)	7,562
Cumulative effect of accounting change, net of taxes	—	(11,909)
Unrealized gain on Viacom stock and related derivatives	(16,736)	(37,741)
Unamortized prior service costs related to benefit plans	3,751	—
Depreciation and amortization	15,741	10,057
Provision (benefit) for deferred income taxes	(2,961)	5,541
Amortization of deferred financing costs	8,923	10,168
Changes in (net of acquisitions and divestitures):
Trade receivables	(23,563)	(40,814)
Accounts payable and accrued liabilities	(8,948)	(8,994)
Income tax receivable	—	23,868
Other assets and liabilities	5,308	2,963

Net cash flows used in operating activities — continuing operations	(24,961)	(15,175)
Net cash flows provided by (used in) operating activities - discontinued operations	(208)	3,441

Net cash flows used in operating activities	(25,169)	(11,734)

Cash Flows from Investing Activities:
Purchases of property and equipment	(28,992)	(55,423)
Other investing activities	(400)	(1,248)

Net cash flows used in investing activities — continuing operations	(29,392)	(56,671)
Net cash flows provided by investing activities — discontinued operations	79,458	18,057

Net cash flows provided by (used in) investing activities	50,066	(38,614)

Cash Flows from Financing Activities:
Repayment of long-term debt	(100,398)	(235,500)
Proceeds from issuance of long-term debt	30,000	435,000
Deferred financing costs paid	—	(19,328)
(Increase) decrease in restricted cash and cash equivalents	49,827	(13,948)
Proceeds from exercise of stock option and purchase plans	609	150

Net cash flows provided by (used in) financing activities - continuing operations	(19,962)	166,374
Net cash flows provided by (used in) financing activities - discontinued operations	(437)	3,939

Net cash flows provided by (used in) financing activities	(20,399)	170,313

Net change in cash and cash equivalents	4,498	119,965
Change in cash and cash equivalents, discontinued operations	746	5,744
Cash, beginning of period	9,544	27,090

Cash, end of period	$14,788	$152,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

During 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS No. 142 during the first quarter of 2002 as further described in Note 10. The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001 as further described in Note 4.

2.   INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Weighted average shares outstanding	33,741	33,427
Effect of dilutive stock options	—	82

Weighted average shares outstanding - assuming dilution	33,741	33,509

For the three months ended March 31, 2002, the Company’s effect of dilutive stock options was the equivalent of approximately 43,000 shares of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

3.   COMPREHENSIVE INCOME:

Comprehensive income (loss) is as follows for the first three months of the respective periods below (in thousands):

	2002	2001

Net income (loss)	$(5,687)	$24,124
Unrealized loss on investments	—	(17,957)
Unrealized loss on interest rate hedges	(361)	—
Foreign currency translation	792	353

Comprehensive income (loss)	$(5,256)	$6,520

4.   DISCONTINUED OPERATIONS:

In August 2001, the FASB issued SFAS No. 144, which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business).

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001: Word Entertainment (“Word”), the Company’s international cable networks, the Oklahoma Redhawks (the “Redhawks”), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company’s water taxis. During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma, and sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84,100 in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $475 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80,000 were used to reduce the Company’s outstanding indebtedness as further discussed in Note 5.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company’s transponder lease liability and a related $3,750 pretax gain which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations. The Company guaranteed $880 in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company has ceased its operations based in Argentina.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31 (amounts in thousands):

	2002	2001

Revenues:
Word Entertainment	$2,594	$28,358
International cable networks	744	1,308
Businesses sold to OPUBCO	—	2,195
Other	114	79

Total revenues	$3,452	$31,940

Operating loss:
Word Entertainment	$(852)	$(3,549)
International cable networks	(1,576)	(2,179)
Businesses sold to OPUBCO	—	(1,459)
Other	(814)	(1,224)

Total operating loss	(3,242)	(8,411)
Interest expense	(80)	(407)
Interest income	23	65
Other gains and losses	4,961	(2,205)

Income (loss) before provision (benefit) for income taxes	1,662	(10,958)
Provision (benefit) for income taxes	873	(3,396)

Income (loss) from discontinued operations	$789	$(7,562)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of (amounts in thousands):

	March 31,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$2,793	$3,539
Trade receivables, less allowance of $1,944 and $2,785, respectively	461	25,208
Inventories	188	6,461
Prepaid expenses	532	8,875
Other current assets	1,310	806

Total current assets	5,284	44,889
Property and equipment, net of accumulated depreciation	3,186	13,578
Goodwill, net of accumulated amortization	1,162	28,688
Amortizable intangible assets, net of accumulated amortization	3,943	6,084
Music and film catalogs	—	10,696
Other long-term assets	760	3,535

Total long-term assets	9,051	62,581

Total assets	$14,335	$107,470

Current liabilities:
Current portion of long-term debt	$1,328	$5,515
Accounts payable and accrued expenses	9,137	19,789

Total current liabilities	10,465	25,304
Other long-term liabilities	—	7

Total long-term liabilities	—	7

Total liabilities	10,465	25,311

Minority interest of discontinued operations	1,474	1,679

Total liabilities and minority interest of discontinued operations	$11,939	$26,990

5.   DEBT:

During 2001, the Company entered into a three-year delayed-draw senior term loan (“Term Loan”) of up to $210,000 with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. The Term Loan is primarily secured by the Company’s ground lease interest in the Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida (“Gaylord Palms”). During the first three months of 2002, the Company sold Word’s domestic operations, as described in Note 4, which required the prepayment of the Term Loan in the amount of $80,000. Subsequent to the sale of Word the borrowing capacity of the Term Loan has been reduced to $120,000. During the first three months of 2002, the Company borrowed $30,000 under the Term Loan. As of March 31, 2002 and December 31, 2001, the Company had outstanding borrowings of $50,000 and $100,000, respectively under the Term Loan.

The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60,000. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85,000. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At March 31, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $4,910 and $5,628, respectively. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the three months ended March 31, 2002 was 13.0%, including 7.7% related to commitment fees and the amortization of deferred financing costs.

During the first quarter of 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275,000 senior loan (the “Senior Loan”) and a $100,000 mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”). The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland Resort and Convention Center hotel in Nashville, Tennessee (“Gaylord Opryland”) and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $667 during their three-year terms in addition to monthly interest payments. At closing, the Company was required to escrow certain amounts, including $20,000 related to future renovations and related capital expenditures at Gaylord Opryland. At March 31, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $12,051 and $13,775, respectively. For the three month period ended March 31, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.4% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at March 31, 2002 and December 31, 2001, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of December 31, 2001, $13,946 related to the cash management restrictions is included in restricted cash in the accompanying condensed consolidated balance sheets. During the first three months of 2002, $18,397 of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan subsequent to December 31, 2001. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company remained in compliance with the revised financial covenants under the Nashville Hotel Loans and the Term Loan during the first quarter of 2002. The Company is attempting to sell certain non-core assets, including its investments in the Nashville Predators hockey team and the Opry Mills shopping complex, that would provide additional sources of capital. Additionally, the Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans allowing the Company to remedy any event of default. Management’s projections and related operating plans indicate the Company may not be in compliance with the revised financial covenants under the Nashville Hotel Loans during the second quarter of 2002, and the Company is negotiating with its lenders regarding revisions to these covenants. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Accrued interest payable at March 31, 2002 and December 31, 2001 of $907 and $1,099, respectively, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

6.   SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a face amount of $613,054 and required contract payments based upon a stated 5% rate. The Company has incurred deferred financing costs related to the SFEC including the prepayment of the required contract payments and other transaction costs. The unamortized balances of these deferred financing costs are classified as current assets of $26,865 as of March 31, 2002 and December 31, 2001 and long-term assets of $111,481 and $118,110 in the accompanying condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, respectively. The Company is recognizing the contract payments associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 7. Changes in the fair market value of the derivatives are recorded as gains and losses in the accompanying condensed consolidated statements of operations.

7.   DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. The Company recorded a gain of $11,909, net of taxes of $6,413, as a cumulative effect of an accounting change on January 1, 2001, the date of initial adoption of SFAS No. 133, to record the derivatives associated with the SFEC at fair value. For the three months ended March 31, 2002 and 2001, the Company recorded a pretax gain (loss) in the accompanying condensed consolidated statement of operations of $(29,697) and $38,939, respectively, related to the estimated change in fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses.

8.   RESTRUCTURING CHARGES:

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $2,182 related to streamlining operations and reducing layers of management. The Company recognized additional pretax restructuring charges from discontinued operations of $2,959 in 2001. These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. As of March 31, 2002, the Company has recorded cash charges of $3,031 against the 2001 restructuring accrual, all of which related to continuing operations. The remaining balance of the 2001 restructuring accrual related to continuing operations at March 31, 2002 of $2,817 is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The remaining balance of the 2001 restructuring accrual related to discontinued operations at March 31, 2002 of $2,064 is included in current liabilities of discontinued operations in the accompanying consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid during 2002.

The Company recognized pretax restructuring charges of $13,098 related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3,095 during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $4,049 of the restructuring charges originally recorded during 2000. As of March 31, 2002, the Company has recorded cash charges of $11,604 against the 2000 restructuring accrual. The remaining balance of the 2000 restructuring accrual at March 31, 2002 of $773, all of which relates to continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, which the Company expects to be paid during 2002.

9.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months ended March 31, 2002 and 2001 was comprised of:

	2002	2001

Debt interest paid	$4,525	$5,937
Deferred financing costs paid	—	19,328
Capitalized interest	(1,661)	(4,079)

	$2,864	$21,186

In addition, the Company paid debt interest of $65 and $407 related to discontinued operations during the first three months of 2002 and 2001, respectively.

10.   GOODWILL AND INTANGIBLES:

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company adopted the provisions of SFAS No. 142 on January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date. The Company expects to complete the transitional goodwill impairment reviews required by SFAS No. 142 by June 30, 2002. The carrying amounts of goodwill by reporting unit as of March 31, 2002 are as follows:

Hospitality	$4,221
Attractions	7,265
Media	2,365
Corporate and Other	—

Total	$13,851

The Company estimates that amortization expense for goodwill for continuing operations would have been $118, net of taxes of $74, for the three months ended March 31, 2002.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $6,755 and the related accumulated amortization was $430 at March 31, 2002. The amortization expense related to intangibles from continuing operations during the three months ended March 31, 2002 was $15 and is estimated to be $58 for the twelve months ended December 31, 2002. The estimated amounts of amortization expense for the next five years are equivalent to $58 per year.

The following table presents a reconciliation of net income and income per share assuming the nonamortization provisions of SFAS No. 142 were applied to the three months ended March 31, 2001 (amounts in thousands except for earnings per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income (loss)	$(5,687)	$24,124
Add back: Goodwill amortization	—	625

Adjusted net income	$(5,687)	$24,749

Basic earnings (loss) per share
Reported net income (loss)	$(0.17)	$0.72
Add back: Goodwill amortization	—	0.02

Adjusted net income	$(0.17)	$0.74

Diluted earnings (loss) per share
Reported net income (loss)	$(0.17)	$0.72
Add back: Goodwill amortization	—	0.02

Adjusted net income	$(0.17)	$0.74

11.   NEWLY ISSUED ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003 and is currently assessing the impact of SFAS No. 143 on its financial statements.

12.   FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized and managed based upon its products and services. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Hospitality	$80,296	$58,491
Attractions	18,814	19,437
Media	5,339	5,343
Corporate and other	56	86

Total	$104,505	$83,357

Depreciation and amortization:
Hospitality	$12,329	$6,317
Attractions	1,374	1,434
Media	627	648
Corporate and other	1,411	1,658

Total	$15,741	$10,057

Operating income (loss):
Hospitality	$2,866	$10,575
Attractions	(529)	(1,390)
Media	(106)	328
Corporate and other	(12,927)	(9,292)
Preopening costs	(5,706)	(1,895)

Total	$(16,402)	$(1,674)

Included in the 2002 operating loss is a pretax charge of $5,694 for the write off of unamortized prior service costs related to amendments to the Company’s retirement plans, and a pretax curtailment gain of $2,105 related to amendments to the Company’s postretirement benefit plans. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company’s other operating segments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segments

Gaylord Entertainment Company is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: hospitality; attractions; media; and corporate and other. The Company is managed using the four business segments described above.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgements and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement regarding accounting policy. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

Revenue Recognition
 Revenues are recognized when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized. The Company defers revenues related to deposits on advance room bookings, advance ticket sales at the Company’s tourism properties and music publishing advances until such amounts are earned.

Impairment of Long-Lived Assets and Goodwill
 In accounting for the Company’s long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001. The Company previously accounted for goodwill using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 was effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgement and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgement and estimation. Future events may indicate differences from these judgements and estimates.

Restructuring Charges
 The Company has recognized restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” in its consolidated financial statements. Restructuring charges are based upon certain estimates of liability related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities.

Derivative Financial Instruments
 The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. The Company records derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The measurement of the derivative’s fair value requires the use of estimates and assumptions. Changes in these estimates or assumptions could materially impact the determination of the fair value of the derivatives.

Subsequent Event

During the Company’s May 2002 earnings call, the Company disclosed that it intended to dispose of Acuff-Rose Music Publishing during 2002.

Results of Operations

The following table contains unaudited selected summary financial data from continuing operations for the three month periods ended March 31, 2002 and 2001 (amounts in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months Ended
	March 31,

	2002	%	2001	%

Revenues:
Hospitality	$80,296	76.8	$58,491	70.2
Attractions	18,814	18.0	19,437	23.3
Media	5,339	5.1	5,343	6.4
Corporate and other	56	0.1	86	0.1

Total revenues	104,505	100.0	83,357	100.0

Operating expenses:
Operating costs	70,827	67.8	55,273	66.3
Selling, general & administrative	28,633	27.4	17,806	21.3
Preopening costs	5,706	5.4	1,895	2.3
Depreciation and amortization:
Hospitality	12,329		6,317
Attractions	1,374		1,434
Media	627		648
Corporate and other	1,411		1,658

Total depreciation and amortization	15,741	15.1	10,057	12.1

Total operating expenses	120,907	115.7	85,031	102.0

Operating income (loss):
Hospitality	2,866	3.6	10,575	18.1
Attractions	(529)	(2.8)	(1,390)	(7.2)
Media	(106)	(2.0)	328	6.1
Corporate and other	(12,927)	—	(9,292)	—
Preopening costs	(5,706)	—	(1,895)	—

Total operating income (loss)	$(16,402)	(15.7)	$(1,674)	(2.0)

Period Ended March 31, 2002 Compared to Period Ended March 31, 2001

Revenues

Total revenues increased $21.1 million, or 25.4%, to $104.5 million in the first quarter of 2002 primarily due to the opening of the Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida (“Gaylord Palms”) in January 2002.

Revenues in the hospitality segment increased $21.8 million, or 37.3%, to $80.3 million in the first quarter of 2002. Gaylord Palms recorded revenues of $33.3 million for the period subsequent to its opening. This revenue was partially offset by the decrease in the revenues of the Gaylord Opryland Resort and Convention Center hotel in Nashville, Tennessee (“Gaylord Opryland”) of $11.1 million, or 19.5%, to $45.9 million compared to the first three months of 2001. Gaylord Opryland’s occupancy rate decreased to 64.8% in the first three months of 2002 compared to 73.7% in the first three months of 2001. Gaylord Opryland’s average daily rate decreased to $139.75 in the first three months of 2002 from $143.53 in the first three months of 2001. Revenue per available room (RevPAR) for Gaylord Opryland decreased 14.4% to $90.50 for the first three months of 2002 compared to $105.73 in the first three months of 2001. This decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels following the September 11th terrorist attacks. Gaylord Palms recorded an occupancy rate, average daily rate, and RevPAR of 71.5%, $179.51 and $129.07, respectively, during the first quarter of 2002.

Revenues in the attractions segment decreased $0.6 million, or 3.2%, to $18.8 million in the first quarter of 2002 primarily due to the decrease in revenues of Corporate Magic of $0.6 million compared to the same period in 2001.

Revenues in the media segment remained relatively unchanged at $5.3 million for the first quarter of 2002 compared with the first quarter of 2001.

Operating Expenses

Total operating expenses increased $35.9 million, or 42.2%, to $120.9 million in the first quarter of 2002. Operating costs increased $15.6 million, or 28.1%, to $70.8 million in the first quarter of 2002. As a percentage of revenues, operating costs increased to 67.8% during the first three months of 2002 as compared to 66.3% during the first three months of 2001. Selling, general and administrative expenses increased $10.8 million, or 60.8%, to $28.6 million in the first quarter of 2002. As a percentage of revenues, selling, general and administrative expenses increased to 27.4% during the first three months of 2002 as compared to 21.3% during the first three months of 2001.

Operating costs in the hospitality segment increased $17.9 million, or 53.2%, in the first three months of 2002 as compared to the same period in 2001. The operating costs of Gaylord Palms equaled $21.7 million subsequent to its opening in January 2002, including $2.6 million of real estate lease expense related to the 75-year operating lease on the 65.3-acre site on which Gaylord Palms is located. As required by SFAS No. 13, the terms of this lease require that the Company recognize the lease expense on a straight-line basis, which resulted in approximately $1.7 million of non-cash lease expense during the first three months of 2002. This increase in operating costs was partially offset by a decrease in operating costs at Gaylord Opryland of $3.9 million due primarily to reduced occupancy.

Operating costs in the attractions segment decreased $1.3 million, or 8.1%, in the first three months of 2002 as compared to the same period in 2001. The decrease in operating costs of Corporate Magic of $1.0 million in the first three months of 2002 as compared to 2001 accounted for the majority of this decrease.

Operating costs in the media segment increased slightly, by $0.1 million, or 4.0%, in the first three months of 2002 as compared to the same period in 2001.

Selling, general and administrative expenses in the hospitality segment increased $5.6 million, or 70.4% in the first three months of 2002 as compared to the same period in 2001. The increase in selling, general and administrative expenses can be attributed to Gaylord Palms, which recorded $5.6 million of these costs subsequent to its January 2002 opening.

Selling, general and administrative expenses in the attractions segment decreased by $0.1 million, or 3.7%, in the first three months of 2002 as compared to the same period in 2001. Selling, general and administrative expenses in the media segment increased by $0.3 million, or 23.9% in the first three months of 2002 as compared to the same period in 2001 due primarily to an increase in general and administrative costs at Acuff-Rose Music Publishing of $0.3 million.

Selling, general and administrative expenses in the corporate and other segment, consisting primarily of senior management salaries and benefits, legal, human resources, accounting and other administrative costs increased $5.0 million in the first three months of 2002 as compared to the same period in 2001. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses for the first three months of 2002. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company’s other operating segments. Other increases in corporate selling, general and administrative expenses can be attributed to increased personnel costs related to new corporate departments that did not exist last year, new management personnel in other corporate departments, increased corporate marketing expenses and increased bonus accruals.

Preopening costs related to the Company’s hotel development activities in Florida and Texas increased $3.8 million to $5.7 million in the first quarter of 2002. The increase is attributable to Gaylord Palms, which incurred significant labor, training and marketing related expenses prior to its opening during the first quarter of 2002. In accordance with AICPA Statement of Position 98-5, “Reporting on the Cost of Start-Up Activities”, the Company expenses the costs associated with start-up activities and organization costs as incurred.

Depreciation Expense

Depreciation expense increased $5.6 million, or 64.3%, to $14.4 million in the first quarter of 2002. The increase in the first three months of 2002 is primarily attributable to Gaylord Palms depreciation expense of $5.8 million subsequent to its opening in January 2002.

Amortization Expense

Total amortization expense was relatively unchanged at $1.3 million in the first quarters of 2002 and 2001. Amortization of software increased $0.3 million in the first quarter of 2002 primarily at Gaylord Opryland and Gaylord Palms. This increase was partially offset by the adoption of SFAS No. 142, under the provisions of which the Company no longer amortizes goodwill. Amortization of goodwill for continuing operations during the first three months of 2001 was $0.2 million.

Operating Income (Loss)

Total operating loss increased $14.7 million to an operating loss of $16.4 million in the first quarter of 2002. Operating income in the hospitality segment decreased $7.7 million during the first three months of 2002 primarily as a result of decreased operating income at Gaylord Opryland of $8.3 million. The operating loss in the attractions segment decreased $0.9 million during the first three months of 2002 as a result of increased operating income at Corporate Magic and at the Grand Ole Opry of $0.7 million and $0.4 million, respectively. Media segment operating income decreased $0.4 million to an operating loss during the first three months of 2002 due to a decline in radio operating income of $0.3 million and a decline at Acuff-Rose Music Publishing of $0.2 million. The operating loss of the corporate and other segment increased $3.6 million during the first three months of 2002 primarily due to the net charges related to the Company’s amendment of its retirement plans, retirement savings plan and postretirement benefits plans discussed above.

Interest Expense

Interest expense, including the amortization of deferred financing costs, increased $2.8 million to $11.6 million in the first quarter of 2002. The increase in the first three months of 2002 was primarily caused by a decrease in capitalized interest of $2.4 million related to Gaylord Palms’ opening for business during the first quarter of 2002 and the resulting decline in hotel construction. The increase is also partly attributable to higher average borrowing levels. The Company’s weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract discussed below, was 5.3% in the first three months of 2002 as compared to 7.7% in the first three months of 2001.

Interest Income

Interest income decreased $0.5 million to $0.5 million in the first quarter of 2002 as compared to the same period in 2001. The decrease in the first three months of 2002 primarily relates to a decrease in invested cash balances in the first three months of 2002 as compared to the same period in 2001.

Gain (Loss) on Viacom Stock and Derivatives

During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and reclassified its investment in Viacom stock from available-for-sale to trading. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives.

In connection with the adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, as discussed below. For the three months ended March 31, 2002, the Company recorded a pretax gain of $46.4 million related to the increase in fair value of the Viacom stock and a pretax loss of $29.7 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the three months ended March 31, 2001, the Company recorded a pretax loss of $1.2 million related to the decrease in fair value of the Viacom stock and a pretax gain of $38.9 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Other Gains and Losses

Other gains and losses decreased $0.6 million to $0.2 million for the first three months of 2002. The Company recorded a gain of $0.7 million in the first quarter of 2001 related to the settlement of remaining contingencies on the 1998 sale of the Company’s interests in the Texas Rangers Baseball Club, Ltd.

Income Taxes

The provision for income taxes decreased $13.5 million to a $4.1 million benefit in the first quarter of 2002. The effective tax rate on loss before benefit for income taxes was 38.5% for the first three months of 2002 compared to 32.2% for the first three months of 2001. The increase in the effective tax rate is based upon several factors including the effect of the derivatives associated with the secured foreign exchange contract, an anticipated reduction in losses from foreign operations due to the Company’s exit from the international cable networks business and anticipated state income tax benefits from certain subsidiaries.

Discontinued Operations

In August 2001, the FASB issued SFAS No. 144, which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001: Word Entertainment (“Word”), the Company’s international cable networks, the Oklahoma Redhawks (the “Redhawks”), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company’s water taxis. During the first quarter of 2002 the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma, and sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million related to the sale in discontinued operations in its results of operations for the first three months of 2002. Proceeds from the sale of $80 million were used to reduce the Company’s outstanding indebtedness.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company’s transponder lease liability and a related $3.8 million pretax gain which is reflected in discontinued operations in the consolidated financial statements. The Company guaranteed $0.9 million in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company has ceased its operations based in Argentina.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31 (amounts in thousands):

	2002	2001

Revenues:
Word Entertainment	$2,594	$28,358
International cable networks	744	1,308
Businesses sold to OPUBCO	—	2,195
Other	114	79

Total revenues of discontinued operations	$3,452	$31,940

Operating income (loss):
Word Entertainment	$(852)	$(3,549)
International cable networks	(1,576)	(2,179)
Businesses sold to OPUBCO	—	(1,459)
Other	(814)	(1,224)

Total operating loss of discontinued operations	$(3,242)	$(8,411)

Pretax income (loss):
Word Entertainment	$189	$(3,762)
International cable networks	2,079	(2,832)
Businesses sold to OPUBCO	—	(3,361)
Other	(606)	(1,003)

Total pretax gain (loss) of discontinued operations	1,662	(10,958)
Provision (benefit) for income taxes	873	(3,396)

Income (loss) from discontinued operations, net of taxes	$789	$(7,562)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of (in thousands):

	March 31,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$2,793	$3,539
Trade receivables, less allowance of $1,944 and $2,785, respectively	461	25,208
Inventories	188	6,461
Prepaid expenses	532	8,875
Other current assets	1,310	806

Total current assets	5,284	44,889
Property and equipment, net of accumulated depreciation	3,186	13,578
Goodwill	1,162	30,790
Amortizable intangible assets, net of accumulated amortization	3,943	3,982
Music and film catalogs	—	10,696
Other long-term assets	760	3,535

Total long-term assets	9,051	62,581

Total assets	$14,335	$107,470

Current liabilities:
Current portion of long-term debt	$1,328	$5,515
Accounts payable and accrued expenses	9,137	19,789

Total current liabilities	10,465	25,304
Long-term debt, net of current portion	—	—
Other long-term liabilities	—	7

Total long-term liabilities	—	7

Total liabilities	10,465	25,311

Minority interest of discontinued operations	1,474	1,679

Total liabilities and minority interest of discontinued operations	$11,939	$26,990

Cumulative Effect of Accounting Change

On January 1, 2001, the Company recorded a gain of $11.9 million, net of deferred taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract on its Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

Liquidity and Capital Resources

During 2001, the Company entered into a three-year delayed-draw senior term loan (“Term Loan”) with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. During the first three months of 2002, the Company sold Word’s domestic operations, which required the prepayment of the Term Loan in the amount of $80 million. Subsequent to the sale of Word the borrowing capacity of the Term Loan has been reduced to $120 million. As of April 30, 2002 the Company had outstanding borrowings of $105 million under the Term Loan. The deadline for borrowing under the Term Loan is June 30, 2002.

The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60 million. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85 million. Debt repayments under the Term

Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the three months ended March 31, 2002 was 13.0%, including 7.7% related to commitment fees and the amortization of deferred financing costs.

During 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275 million senior loan (the “Senior Loan”) and a $100 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”). The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $667,000 during their three-year terms in addition to monthly interest payments. For the three month period ended March 31, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.4% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at March 31, 2002 and December 31, 2001, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of December 31, 2001, $13.9 million related to the cash management restrictions is included in restricted cash in the accompanying condensed consolidated balance sheets. During the first four months of 2002, $20.6 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan subsequent to December 31, 2001. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company remained in compliance with the revised financial covenants under the Nashville Hotel Loans and the Term Loan during the first quarter of 2002. The Company is attempting to sell certain non-core assets, including its investments in the Nashville Predators hockey team and the Opry Mills shopping complex, that would provide additional sources of capital that could be used to pay down debt and avoid an event of default. However, as of April 30, 2002, up to $60 million of proceeds from any asset sales would have to be applied to the Term Loan, and any excess proceeds would then be available to repay the Senior Loan. Additionally, the Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans allowing the Company to remedy any event of default. Management’s projections and related operating plans indicate the Company may not be in compliance with the revised financial covenants under the Nashville Hotel Loans during the second quarter of 2002, and the Company is negotiating with its lenders regarding revisions to these covenants. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash, and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company’s construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company’s operations. As previously discussed, the Company is extending the construction period for our new Gaylord hotel in Grapevine, Texas for up to nine months and reducing its construction spending in the short term. The Gaylord hotel in Texas, originally scheduled to open in August 2003, is now scheduled to open in mid-2004.

The Company currently projects capital expenditures for 2002 of approximately $140 million, which includes approximately $42 million related to the completion of Gaylord Palms, continuing construction at the new Gaylord hotel in Grapevine, Texas of $54 million and approximately $19 million related to Gaylord Opryland. The Company’s capital expenditures from continuing operations for the three months ended March 31, 2002 were $29 million.

Newly Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company adopted the provisions of SFAS No. 142 on January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date. The Company expects to complete the transitional goodwill impairment reviews required by SFAS No. 142 by June 30, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt SFAS No. 143 on January 1, 2003 and is currently assessing the impact of SFAS No. 143 on its financial statements.

Forward-looking Statements / Risk Factors

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the timing of the opening of new hotel facilities, costs associated with developing new hotel facilities, business levels at the Company’s hotels, the ability to successfully complete potential divestitures, the ability to consummate the financing for new developments and the other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company’s exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments — At March 31, 2002, the Company held an investment of 11 million shares of Viacom Class B common stock, which was received as the result of the acquisition of television station KTVT by CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At March 31, 2002, the fair market value of the Company’s investment in the 11 million shares of Viacom stock was $532.2 million, or $48.37 per share. The secured forward exchange contract protects the Company for market decreases below $56.04 per share, thereby limiting the Company’s market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Outstanding Debt — The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company’s option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan require the purchase of interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. The terms of the Nashville Hotel Loans require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company’s future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company’s consolidated financial statements would be to reduce net income by approximately $1.7 million after taxes based on debt amounts outstanding at March 31, 2002.

Cash Balances — Certain of the Company’s outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at March 31, 2002. As a result, the interest rate market risk implicit in these investments at March 31, 2002, if any, is low.

Foreign Currency Exchange Rates — Substantially all of the Company’s revenues are realized in U.S. dollars and are from customers in the United States. Although the Company owns certain subsidiaries who conduct business in foreign markets and whose transactions are settled in foreign currencies, these operations are not material to the overall operations of the Company. Therefore, the Company does not believe it has any significant foreign currency exchange rate risk. The Company does not hedge against foreign currency exchange rate changes and does not speculate on the future direction of foreign currencies.

Summary — Based upon the Company’s overall market risk exposures at March 31, 2002, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company’s consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Part II — Other Information

Item 1.   Legal Proceedings

Inapplicable

Item 2.   Changes in Securities and Use of Proceeds

Inapplicable

Item 3.   Defaults Upon Senior Securities

Inapplicable

Item 4.   Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5.   Other Information

Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits following the Signatures page.
(b)	(i) An amended Current Report on Form 8-K, dated February 20, 2002, reporting Regulation FD disclosure of a slide presentation to securities analysts under Item 9 was filed with the Securities and Exchange Commission.
(ii) A Current Report on Form 8-K, dated January 16, 2002, reporting the Company’s sale of its Word Entertainment operations under Item 2 was filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date:	May 14, 2002	By: /s/ David C. Kloeppel

David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.1	First Amendment dated November 30, 2001 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC Inc.

10.2	Second Amendment dated December 31, 2001 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC Inc.

10.3	Third Amendment dated February 28, 2002 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC Inc.

10.4	Fourth Amendment dated May 1, 2002 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC Inc.

10.5	First Amendment dated January 18, 2002 to Mezzanine Loan Agreement, dated as of March 27, 2001 by and between Opryland Mezzanine Trust 2001-1, a Delaware business trust, and OHN Holdings, LLC.