Form 10-Q
period 2002-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2002-08-14
CIK 1040829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            73-0664379
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                One Gaylord Drive
                           Nashville, Tennessee 37214
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (615) 316-6000
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of July 31, 2002
           -----                                -------------------------------
Common Stock, $.01 par value                           33,769,824 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended June 30, 2002 and 2001                                       3

                  Condensed Consolidated Statements of Operations -
                       For the Six Months Ended June 30, 2002 and 2001                                         4

                  Condensed Consolidated Balance Sheets -
                       June 30, 2002 and December 31, 2001                                                     5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Six Months Ended June 30, 2002 and 2001                                         6

                  Notes to Condensed Consolidated Financial Statements                                         7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                    20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  35

Part II - Other Information

         Item 1.  Legal Proceedings                                                                           36

         Item 2.  Changes in Securities and Use of Proceeds                                                   36

         Item 3.  Defaults Upon Senior Securities                                                             36

         Item 4.  Submission of Matters to a Vote of Security Holders                                         37

         Item 5.  Other Information                                                                           37

         Item 6.  Exhibits and Reports on Form 8-K                                                            37

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               2002                  2001
                                                                                             ----------           ----------
Revenues                                                                                     $   98,289           $   70,105

Operating expenses:
    Operating costs                                                                              61,957               47,205
    Selling, general and administrative                                                          25,786               18,509
    Preopening costs                                                                                650                2,413
    Gain on sale of assets                                                                      (10,567)                --
    Impairment and other charges                                                                   --                 11,388
    Restructuring charges, net                                                                       70               (2,304)
    Depreciation                                                                                 11,996                8,757
    Amortization                                                                                    802                  996
                                                                                             ----------           ----------

      Operating income (loss)                                                                     7,595              (16,859)

Interest expense, net of amounts capitalized                                                    (12,749)             (12,121)
Interest income                                                                                     550                2,177
Unrealized gain (loss) on Viacom stock, net                                                     (44,012)              85,603
Unrealized gain (loss) on derivatives, net                                                       49,835              (66,020)
Other gains and losses                                                                              260                5,570
                                                                                             ----------           ----------

       Income (loss) before income taxes and discontinued operations                              1,479               (1,650)

Benefit for income taxes                                                                        (15,227)                (195)
                                                                                             ----------           ----------

       Income (loss) from continuing operations                                                  16,706               (1,455)

Income (loss) from discontinued operations, net of taxes                                          1,403               (2,103)
                                                                                             ----------           ----------

       Net income (loss)                                                                     $   18,109           $   (3,558)
                                                                                             ==========           ==========

Income (loss) per share:
       Income (loss) from continuing operations                                              $     0.50           $    (0.05)
       Income (loss) from discontinued operations, net of taxes                                    0.04                (0.06)
                                                                                             ----------           ----------
       Net income (loss)                                                                     $     0.54           $    (0.11)
                                                                                             ==========           ==========

Income (loss) per share - assuming dilution:
       Income (loss) from continuing operations                                              $     0.50           $    (0.05)
       Income (loss) from discontinued operations, net of taxes                                    0.04                (0.06)
                                                                                             ----------           ----------
       Net income (loss)                                                                     $     0.54           $    (0.11)
                                                                                             ==========           ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                2002                 2001
                                                                                             ----------           ----------
Revenues                                                                                     $  199,544           $  150,338

Operating expenses:
    Operating costs                                                                             131,079              100,789
    Selling, general and administrative                                                          53,689               35,865
    Preopening costs                                                                              6,356                4,308
    Gain on sale of assets                                                                      (10,567)                --
    Impairment and other charges                                                                   --                 11,388
    Restructuring charges, net                                                                       70               (2,304)
    Depreciation                                                                                 26,322               17,445
    Amortization                                                                                  1,739                1,884
                                                                                             ----------           ----------

      Operating loss                                                                             (9,144)             (19,037)

Interest expense, net of amounts capitalized                                                    (24,350)             (20,918)
Interest income                                                                                   1,077                3,208
Unrealized gain on Viacom stock, net                                                              2,421               84,405
Unrealized gain (loss) on derivatives, net                                                       20,138              (27,081)
Other gains and losses                                                                              462                6,456
                                                                                             ----------           ----------

       Income (loss) before income taxes, discontinued operations  and
                  cumulative effect of accounting change                                         (9,396)              27,033

Provision (benefit) for income taxes                                                            (19,414)               9,049
                                                                                             ----------           ----------

       Income from continuing operations before discontinued operations and
            cumulative effect of accounting change                                               10,018               17,984

Gain (loss) from discontinued operations, net of taxes                                            2,404               (9,327)
Cumulative effect of accounting change, net of taxes                                             (2,595)              11,909
                                                                                             ----------           ----------
       Net income                                                                            $    9,827           $   20,566
                                                                                             ==========           ==========

Income (loss) per share:
       Income from continuing operations                                                     $     0.30           $     0.54
       Income (loss) from discontinued operations, net of taxes                                    0.07                (0.29)
       Cumulative effect of accounting change, net of taxes                                       (0.08)                0.36
                                                                                             ----------           ----------
       Net income                                                                            $     0.29           $     0.61
                                                                                             ==========           ==========

Income (loss) per share - assuming dilution:
       Income from continuing operations                                                     $     0.30           $     0.54
       Income (loss) from discontinued operations, net of taxes                                    0.07                (0.29)
       Cumulative effect of accounting change, net of taxes                                       (0.08)                0.36
                                                                                             ----------           ----------
       Net income                                                                            $     0.29           $     0.61
                                                                                             ==========           ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               JUNE 30,             DECEMBER 31,
                                                                                                 2002                    2001
                                                                                             ------------           ------------
                                                       ASSETS
Current assets:
    Cash and cash equivalents - unrestricted                                                 $     73,208           $      9,194
    Cash and cash equivalents - restricted                                                         17,083                 64,993
    Trade receivables, less allowance of $3,225 and $3,185, respectively                           36,899                 15,079
    Deferred financing costs                                                                       26,865                 26,865
    Other current assets                                                                           12,362                 16,649
    Current assets of discontinued operations                                                       8,415                 50,530
                                                                                             ------------           ------------
        Total current assets                                                                      174,832                183,310
                                                                                             ------------           ------------

Property and equipment, net of accumulated depreciation                                         1,048,844                993,347
Goodwill, net of accumulated amortization                                                           9,630                 13,851
Amortized intangible assets, net of accumulated amortization                                        6,271                  6,299
Investments                                                                                       561,052                561,359
Estimated fair value of derivative assets                                                         159,501                158,028
Long-term deferred financing costs                                                                119,051                137,513
Other long-term assets                                                                             33,220                 30,099
Long-term assets of discontinued operations                                                        29,872                 84,016
                                                                                             ------------           ------------
        Total assets                                                                         $  2,142,273           $  2,167,822
                                                                                             ============           ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                        $      8,004           $     88,004
    Accounts payable and accrued liabilities                                                       84,178                 91,221
    Current liabilities of discontinued operations                                                 12,657                 30,833
                                                                                             ------------           ------------
        Total current liabilities                                                                 104,839                210,058
                                                                                             ------------           ------------

Secured forward exchange contract                                                                 613,054                613,054
Long-term debt, net of current portion                                                            395,219                380,993
Deferred income taxes, net                                                                        210,170                165,824
Estimated fair value of derivative liabilities                                                     66,760                 85,424
Other long-term liabilities and deferred gain                                                      80,171                 52,304
Long-term liabilities of discontinued operations                                                     --                        7
Minority interest of discontinued operations                                                        1,737                  1,679

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                                        --                     --
    Common stock, $.01 par value, 150,000 shares authorized,
        33,767 and 33,736 shares issued and outstanding, respectively                                 338                    337
    Additional paid-in capital                                                                    520,300                519,515
    Retained earnings                                                                             159,642                149,815
    Other stockholders' equity                                                                     (9,957)               (11,188)
                                                                                             ------------           ------------
        Total stockholders' equity                                                                670,323                658,479
                                                                                             ------------           ------------
        Total liabilities and stockholders' equity                                           $  2,142,273           $  2,167,822
                                                                                             ============           ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    2002                 2001
                                                                                                 ----------           ----------
Cash Flows from Operating Activities:
    Net income                                                                                   $    9,827           $   20,566
    Amounts to reconcile net income to net cash flows
        provided by operating activities:
        (Gain) loss on discontinued operations, net of taxes                                         (2,404)               9,327
        Cumulative effect of accounting change, net of taxes                                          2,595              (11,909)
        Unrealized gain on Viacom stock and related derivatives                                     (22,559)             (57,324)
        Unamortized prior service costs related to benefit plans                                      3,751                   --
        Gain on sale of assets                                                                      (10,567)                  --
        Depreciation and amortization                                                                28,061               19,329
        Provision (benefit) for deferred income taxes                                               (18,599)               5,572
        Amortization of deferred financing costs                                                     17,940               18,492
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                                                       (21,820)              (3,100)
            Accounts payable and accrued liabilities                                                 (7,217)             (25,649)
            Income tax refund received                                                               64,598               23,868
            Other assets and liabilities                                                             10,747                7,511
                                                                                                 ----------           ----------
        Net cash flows provided by operating activities - continuing operations                      54,353                6,683
        Net cash flows provided by operating activities - discontinued operations                       301                4,812
                                                                                                 ----------           ----------
        Net cash flows provided by operating activities                                              54,654               11,495
                                                                                                 ----------           ----------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                                             (84,941)            (124,691)
    Sale of assets                                                                                   30,850                   --
    Other investing activities                                                                         (367)              (1,534)
                                                                                                 ----------           ----------
        Net cash flows used in investing activities - continuing operations                         (54,458)            (126,225)
        Net cash flows provided by investing activities - discontinued operations                    79,357               17,364
                                                                                                 ----------           ----------
        Net cash flows provided by (used in) investing activities                                    24,899             (108,861)
                                                                                                 ----------           ----------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                                                    (150,773)            (237,501)
    Proceeds from issuance of long-term debt                                                         85,000              435,000
    Deferred financing costs paid                                                                        --              (19,600)
    (Increase) decrease in restricted cash and cash equivalents                                      47,910              (18,598)
    Proceeds from exercise of stock option and purchase plans                                           758                  597
                                                                                                 ----------           ----------
        Net cash flows provided by (used in) financing activities - continuing operations           (17,105)             159,898
        Net cash flows provided by (used in) financing activities - discontinued operations            (637)               3,594
                                                                                                 ----------           ----------
        Net cash flows provided by (used in) financing activities                                   (17,742)             163,492
                                                                                                 ----------           ----------

Net change in cash and cash equivalents                                                              61,811               66,126
Change in cash and cash equivalents, discontinued operations                                          2,203                5,044
Cash, beginning of period                                                                             9,194               26,757
                                                                                                 ----------           ----------
Cash, end of period                                                                              $   73,208           $   97,927
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim period are not necessarily indicative of the results for the full year.

During 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 142 during the first quarter of 2002 as further described in Note 12. The Company adopted the provisions of SFAS No. 144 during the third quarter of 2001 as further described in Note 4.

2. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

(in thousands)                                                THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------              ----------------------------
                                                               2002                2001                  2002                 2001
                                                             -------              -------              -------              -------
Weighted average shares outstanding                           33,767               33,517               33,754               33,472
Effect of dilutive stock options                                  77                   --                   60                  131
                                                             -------              -------              -------              -------
Weighted average shares outstanding -
     assuming dilution                                        33,844               33,517               33,814               33,603
                                                             =======              =======              =======              =======

For the three months ended June 30, 2001, the Company's effect of dilutive stock options was the equivalent of 179,000 shares of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive.

3.  COMPREHENSIVE INCOME:

Comprehensive income (loss) is as follows for the three months and six months of the respective periods:

(in thousands)                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                         ---------------------------           ---------------------------
                                                          2002               2001                2002               2001
                                                         --------           --------           --------           --------
Net income (loss)                                        $ 18,109           $ (3,558)          $  9,827           $ 20,566
Unrealized loss on investments                                 --                 --                 --            (17,957)
Unrealized loss on interest rate hedges                      (114)              (106)              (262)              (106)
Foreign currency translation                                   --                134                792                487
                                                         --------           --------           --------           --------
        Comprehensive income (loss)                      $ 17,995           $ (3,530)          $ 10,357           $  2,990
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

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001: Acuff-Rose Music Publishing, Word Entertainment ("Word"), the Company's international cable networks, the Oklahoma Redhawks (the "Redhawks"), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company's water taxis. During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. Subsequent to June 30, 2002, the Company agreed to sell the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash. The Company expects the sale to be completed during the third quarter and expects to record a nonrecurring gain related to the sale of Acuff-Rose Music Publishing. During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Also during the first quarter of 2002, the Company sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 5.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company's transponder lease liability and a related $3.8 million pretax gain which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations.

The Company guaranteed $0.9 million in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company has ceased its operations based in Argentina.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30:

(in thousands)                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                    --------         --------         --------         --------
                                                                      2002            2001              2002             2001
                                                                    --------         --------         --------         --------
Revenues:
   Word Entertainment                                               $     --         $ 25,504         $  2,594         $ 53,862
   Acuff-Rose Music Publishing                                         4,404            4,515            7,654            7,639
   International cable networks                                           --            1,243              744            2,551
   Businesses sold to OPUBCO                                              --               --               --            2,195
   Other                                                               3,377            4,119            3,491            4,198
                                                                    --------         --------         --------         --------
      Total revenues of
         discontinued operations                                    $  7,781         $ 35,381         $ 14,483         $ 70,445
                                                                    ========         ========         ========         ========

OPERATING INCOME (LOSS):
   Word Entertainment                                               $    (54)        $ (3,081)        $   (906)        $ (6,630)
   Acuff-Rose Music Publishing                                         1,056            1,024            1,393            1,528
   International cable networks                                           --           (2,004)          (1,576)          (4,183)
   Businesses sold to OPUBCO                                              --               --               --           (1,459)
   Other                                                               1,077            1,230              263                6
                                                                    --------         --------         --------         --------
      Total operating income (loss) of
         discontinued operations                                       2,079           (2,831)            (826)         (10,738)

INTEREST EXPENSE                                                          --             (147)             (80)            (554)
INTEREST INCOME                                                           27               90               50              156
OTHER GAINS AND LOSSES                                                  (346)            (769)           4,623           (2,974)
                                                                    --------         --------         --------         --------

Income (loss) before provision (benefit) for income taxes              1,760           (3,657)           3,767          (14,110)

PROVISION (BENEFIT) FOR INCOME TAXES                                     357           (1,554)           1,363           (4,783)
                                                                    --------         --------         --------         --------

Income (loss) from discontinued operations                          $  1,403         $ (2,103)        $  2,404         $ (9,327)
                                                                    ========         ========         ========         ========

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                                                JUNE 30,          DECEMBER 31,
                                                                                                2002                2001
                                                                                             ----------         ------------
Current assets:
   Cash and cash equivalents                                                                 $    1,686          $    3,889
   Trade receivables, less allowance of $1,360 and $2,785, respectively                           2,884              28,999
   Inventories                                                                                      228               6,486
   Prepaid expenses                                                                               2,279              10,333
   Other current assets                                                                           1,338                 823
                                                                                             ----------          ----------
      Total current assets                                                                        8,415              50,530
Property and equipment, net of accumulated depreciation                                           6,897              17,342
Goodwill, net of accumulated amortization                                                         1,162              28,688
Amortizable intangible assets, net of accumulated amortization                                    3,986               6,125
Music and film catalogs                                                                          15,209              26,274
Other long-term assets                                                                            2,618               5,587
                                                                                             ----------          ----------
      Total long-term assets                                                                     29,872              84,016
                                                                                             ----------          ----------
           Total assets                                                                      $   38,287          $  134,546
                                                                                             ==========          ==========

Current liabilities:
   Current portion of long-term debt                                                         $    1,128          $    5,515
   Accounts payable and accrued expenses                                                         11,529              25,318
                                                                                             ----------          ----------
      Total current liabilities                                                                  12,657              30,833
Other long-term liabilities                                                                        --                     7
                                                                                             ----------          ----------
     Total long-term liabilities                                                                   --                     7
                                                                                             ----------          ----------
     Total liabilities                                                                           12,657              30,840
                                                                                             ----------          ----------

     Minority interest of discontinued operations                                                 1,737               1,679
                                                                                             ----------          ----------
          Total liabilities and minority interest of discontinued operations                 $   14,394          $   32,519
                                                                                             ==========          ==========

5.  DEBT:

During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida ("Gaylord Palms"). During the first three months of 2002, the Company sold Word's domestic operations, as described in Note 4, which required the prepayment of the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment described in Note 11 to reduce the outstanding balance of the Term Loan. Under the Term Loan during the first six months of 2002, the Company borrowed $85.0 million and made total payments of $100.0 million. As of June 30, 2002 and December 31, 2001, the Company had outstanding borrowings of $85.0 million and $100.0 million, respectively under the Term Loan. The Company's ability to borrow additional funds under the Term Loan expired on June 30, 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60.0 million. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85.0 million. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At June 30, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $3.9 million and $5.6 million, respectively. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the six months ended June 30, 2002 was 9.6%, including 4.5% related to commitment fees and the amortization of deferred financing costs.

During the first quarter of 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans"). The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland Resort and Convention Center hotel in Nashville, Tennessee ("Gaylord Opryland") and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. During the second quarter 2002, the Company utilized $18.0 million of the proceeds received from the federal income tax refund described in Note 13 to make a principal payment on the Mezzanine Loan. At June 30, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $10.4 million and $13.8 million, respectively. For the six month period ended June 30, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.5% and 10.2%, respectively. At June 30, 2002, the Company had outstanding borrowings of $236.2 million and $82.0 million under the Senior Loan and Mezzanine Loan, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at June 30, 2002 and December 31, 2001, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During the first six months of 2002, $28.8 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan during the first and second quarters of 2002. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

Like other companies in the hospitality industry, the Company was notified by the insurers providing its property and casualty insurance that policies issued upon renewal would no longer include coverage for terrorist acts. As a result, the servicer for the Senior Loan notified the Company in May of 2002 that it believed the lack of insurance covering terrorist acts and certain related matters did constitute a default under that credit facility. Although coverage for terrorist acts was never specifically required as part of the required property and casualty coverage, the Company determined to resolve this issue by obtaining coverage for terrorist acts. The Company has obtained coverage in an amount equal to the outstanding balance of the Senior Loan. Subsequent to June 30, 2002, the Company received notice from the servicer that any previous existing defaults are cured and coverage in an amount equal to the outstanding balance of the loan will satisfy the requirements of the Senior Loan. The servicer has reserved the right to impose additional insurance requirements if there is a change in, among other things, the availability or cost of terrorism insurance coverage, the risk of terrorist activity, or legislation affecting the rights of lenders to require borrowers to maintain terrorism insurance. Based upon the Company's curing any default which may have existed, this debt continues to be classified as long-term in the accompanying condensed consolidated balance sheets.

Accrued interest payable at June 30, 2002 and December 31, 2001 of $0.9 million and $1.1 million, respectively, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash, the proceeds from the anticipated sale of Acuff-Rose Music Publishing, and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

6.  SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract ("SFEC") with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a face amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company has incurred deferred financing costs related to the SFEC including the prepayment of the required contract payments and other transaction costs. The unamortized balances of these deferred financing costs are classified as current assets of $26.9 million as of June 30, 2002 and December 31, 2001 and long-term assets of $104.8 million and $118.1 million in the accompanying condensed consolidated balance sheets as of June

30, 2002 and December 31, 2001, respectively. The Company is recognizing the contract payments associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 7. Changes in the fair market value of the derivatives are recorded as gains and losses in the accompanying condensed consolidated statements of operations.

7.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. The Company recorded a gain of $11.9 million, net of taxes of $6.4 million, as a cumulative effect of an accounting change on January 1, 2001, the date of initial adoption of SFAS No. 133, to record the derivatives associated with the SFEC at fair value. For the three months ended June 30, 2002 and 2001, the Company recorded a pretax gain (loss) in the accompanying condensed consolidated statement of operations of $49.8 million and $(66.0 million), respectively, related to the estimated change in fair value of the derivatives associated with the SFEC. For the six months ended June 30, 2002 and 2001, the Company recorded a pretax gain (loss) in the accompanying condensed consolidated statement of operations of $20.1 million and $(27.1 million), respectively, related to the estimated change in fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses.

8.  RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges for the three months and six months ended June 30, 2002:

(in thousands)                                         BALANCE AT      RESTRUCTURING                        BALANCE
                                                        DECEMBER        CHARGES AND                        AT MARCH
                                                        31, 2001        ADJUSTMENTS       PAYMENTS          31, 2002
                                                       ----------      -------------      --------         ---------
2002 restructuring charge                                $  --            $  --            $  --            $  --
2001 restructuring charges                                 4,168             --              1,684            2,484
2000 restructuring charge                                  1,569             --                796              773
                                                         -------          -------          -------          -------
                                                         $ 5,737          $  --            $ 2,480          $ 3,257
                                                         =======          =======          =======          =======

(in thousands)                                         BALANCE AT      RESTRUCTURING                        BALANCE
                                                          MARCH         CHARGES AND                       AT JUNE 30,
                                                        31, 2002        ADJUSTMENTS       PAYMENTS           2002
                                                       ----------      -------------      --------         ---------
2002 restructuring charge                                $    --          $ 1,149          $   968          $   181
2001 restructuring charges                                 2,484             (937)             800              747
2000 restructuring charge                                    773             (142)             166              465
                                                         -------          -------          -------          -------
                                                         $ 3,257          $    70          $ 1,934          $ 1,393
                                                         =======          =======          =======          =======

2002 Restructuring Charge

As part of the Company's ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The restructuring charges all relate to continuing operations. These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". As of June 30, 2002, the Company has recorded cash charges of $1.0 million against the 2002 restructuring accrual. The remaining balance of the 2002 restructuring accrual at June 30, 2002 of $0.2 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals to be paid during 2002.

2001 Restructuring Charges

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company reversed $0.9 million of the 2001 restructuring charges related to continuing operations based upon the occurrence of certain triggering events. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired. As of June 30, 2002, the Company has recorded cash charges of $4.2 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at June 30, 2002 of $0.7 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

During the second quarter of 2002, the Company recognized additional pretax restructuring charges from discontinued operations of $3.3 million in 2001. The Company reversed $0.3 million of the 2001 restructuring charge related to discontinued operations. The $0.3 million reversal relates to certain subleases and reduction in contract termination fees negotiated by the Company. The remaining balance of the 2001 restructuring accrual related to discontinued operations at June 30, 2002 of $1.1 million is included in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid during 2002.

2000 Restructuring Charge

The Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.1 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay. The Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $4.0 million of the restructuring charges originally recorded during 2000. As of June 30, 2002, the Company has recorded cash charges of $11.8 million against the 2000 restructuring accrual. The remaining balance of the 2000 restructuring accrual at June 30, 2002 of $0.5 million, all of which relates to continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, which the Company expects to be paid during 2002.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2002 and 2001 was comprised of:

(in thousands)                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                ------------------------       ------------------------
                                                  2002           2001             2002          2001
                                                --------       ---------       ---------      ---------
Debt interest paid                              $ 4,911         $ 5,532         $ 9,436       $ 11,469
Deferred financing costs paid                         -             272               -         19,600
Capitalized interest                             (1,453)         (4,228)         (3,114)        (8,307)
                                                --------       ---------       ---------      ---------
                                                $ 3,458         $ 1,576         $ 6,322       $ 22,762
                                                ========       =========       =========      =========

In addition, the Company paid debt interest of $0.1 million and $0.5 million related to discontinued operations during the three months and six months ended June 30, 2001, respectively.

10.  IMPAIRMENT AND OTHER CHARGES:

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11.4 million. These charges included an investment in an IMAX movie of $5.7 million, a minority investment in a technology business of $4.6 million and an investment in idle real estate of $1.1 million. The Company began production of an IMAX movie during 2000 that portrayed the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5.7 million impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4.6 million during the second quarter of 2001. The impairment charge related to idle real estate of $1.1 million recorded during the second quarter of 2001 is based upon certain third-party offers received during the second quarter of 2001 for such property. The Company sold this idle real estate during the three months ended June 30, 2002. Proceeds from the sale approximated the carrying value of the property.

11.  GAIN ON SALE OF ASSETS:

During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which is being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the disposition. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company has deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership. The Company will recognize the $20.0 million deferred gain ratably over the approximately 70-year remaining term of the land lease. The deferred gain is recorded as other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002.

12.  GOODWILL AND INTANGIBLES:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date.

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether goodwill is impaired as of the beginning of the fiscal year in which the statement is adopted. Under the transitional provisions of SFAS No. 142, the first step is for the Company to evaluate whether the reporting unit's carrying amount exceeds its fair value. If the reporting unit's carrying amount exceeds it fair value, the second step of the impairment test must be completed. During the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount. The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and capital rates. In performing the impairment reviews, the Company determined one reporting unit's goodwill to be impaired. Based on the estimated fair value of the reporting unit, the Company impaired the goodwill amount of $4.2 million associated with the Radisson Hotel at Opryland in the hospitality segment. The circumstances leading to the goodwill impairment related to the Radisson Hotel at Opryland primarily relate to the effect of the September 11, 2001 terrorist attacks on the hospitality and tourism industries. In accordance with the provisions of SFAS No. 142, the Company has reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the accompanying condensed consolidated statements of operations.

The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2002 are as follows:

(in thousands)                                                       TRANSITIONAL
                                           BALANCE AS OF              IMPAIRMENT               BALANCE AS OF
                                         DECEMBER 31, 2001              LOSSES                 JUNE 30, 2002
                                         -----------------           ------------              -------------
Hospitality                                    $ 4,221                $ (4,221)                        $ -
Attractions                                      7,265                       -                       7,265
Media                                            2,365                       -                       2,365
Corporate and Other                                  -                       -                           -
                                         --------------              ----------                ------------
   Total                                      $ 13,851                $ (4,221)                    $ 9,630
                                         ==============              ==========                ============

The Company estimates that amortization expense for goodwill for continuing operations would have been $0.1 million and $0.2 million, net of taxes of $0.1 million and $0.1 million, for the three months and six months ended June 30, 2002, respectively.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $6.7 million and the related accumulated amortization was $0.4 million at June 30, 2002. The amortization expense related to intangibles from continuing operations during the three months and six months ended June 30, 2002 was $11,000 and $26,000, respectively, and is estimated to be $0.1 million for the twelve months ended December 31, 2002. The estimated amounts of amortization expense for the next five years are equivalent to $0.1 million per year.

The following table presents a reconciliation of net income and income per share assuming the nonamortization provisions of SFAS No. 142 were applied during 2001:

(in thousands,
except per share data)
                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30,                                  JUNE 30,
                                          ------------------------------------------     -----------------------------------
                                                     2002                    2001                 2002                 2001
                                          ------------------      ------------------     --------------      ---------------
Reported net income (loss)                         $ 18,109                $ (3,558)           $ 9,827             $ 20,566
Add back:  Goodwill amortization                          -                     686                  -                1,311
                                          ------------------      ------------------     --------------      ---------------
Adjusted net income (loss)                         $ 18,109                $ (2,872)           $ 9,827             $ 21,877
                                          ==================      ==================     ==============      ===============

Basic earnings (loss) per share
Reported net income (loss)                           $ 0.54                 $ (0.11)            $ 0.29               $ 0.61
Add back:  Goodwill amortization                          -                    0.02                  -                 0.04
                                          ------------------      ------------------     --------------      ---------------
Adjusted net income (loss)                           $ 0.54                 $ (0.09)            $ 0.29               $ 0.65
                                          ==================      ==================     ==============      ===============

Diluted earnings (loss) per share
Reported net income (loss)                           $ 0.54                 $ (0.11)            $ 0.29               $ 0.61
Add back:  Goodwill amortization                          -                    0.02                  -                 0.04
                                          ------------------      ------------------     --------------      ---------------
Adjusted net income (loss)                           $ 0.54                 $ (0.09)            $ 0.29               $ 0.65
                                          ==================      ==================     ==============      ===============

13.  INCOME TAXES:

During the second quarter of 2002, the Company recognized a $15.5 million benefit as a reduction in income tax expense resulting from the settlement of certain federal income tax issues with the Internal Revenue Service. The Company will not receive any cash proceeds related to this benefit. Also during the second quarter of 2002, the Company received an income tax refund of $64.6 million in cash from the U.S. Department of Treasury as a result of the net operating losses carry-back provisions of the Job Creation and Worker Assistance Act of 2002. The income tax refund of $64.6 million had no net impact on the accompanying condensed consolidated statements of operations.

14.  COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in a class action lawsuit related to the manner in which Gaylord Opryland distributes service and delivery charges to certain employees. Tennessee has a "Tip" statute that requires a business to pay tips shown on statements over to its employee or employees who have served the customer. The Company believes that it has paid over to its employees amounts in excess of what the statute requires, and the Company intends to file a motion for summary judgment in this matter and to vigorously contest this matter. On June 12, 2002, counsel for the Company and counsel for the plaintiff class attended a mediation session and some progress was made toward resolving this case. The Company believes that it has reserved an appropriate amount for this particular claim.

15.  RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002.

16.  NEWLY ISSUED ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003 and anticipates the effects of SFAS No. 143 will be immaterial to the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003 and anticipates the effects of SFAS No. 145 will be immaterial to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

17.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company's continuing operations are organized and managed based upon its products and services. The following information from continuing operations is derived directly from the segments' internal financial reports used for corporate management purposes.

(in thousands)                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                           --------------------------------      ----------------------------------
                                                 2002               2001                 2002            2001
                                           ------------      --------------      --------------      --------------
Revenues:
    Hospitality                               $ 80,472            $ 51,661           $ 160,768           $ 110,152
    Attractions                                 14,948              15,980              33,762              35,417
    Media                                        2,813               2,440               4,902               4,659
    Corporate and other                             56                  24                 112                 110
                                           ------------      --------------      --------------      --------------
        Total                                 $ 98,289            $ 70,105           $ 199,544           $ 150,338
                                           ============      ==============      ==============      ==============

Depreciation and amortization:
    Hospitality                                $ 9,999             $ 6,346            $ 22,328            $ 12,663
    Attractions                                  1,221               1,508               2,595               2,942
    Media                                          155                 163                 304                 330
    Corporate and other                          1,423               1,736               2,834               3,394
                                           ------------      --------------      --------------      --------------
        Total                                 $ 12,798             $ 9,753            $ 28,061            $ 19,329
                                           ============      ==============      ==============      ==============

Operating income (loss):
    Hospitality                                $ 5,583             $ 6,402             $ 8,449            $ 16,977
    Attractions                                  2,057                (254)              1,528              (1,644)
    Media                                         (212)               (206)               (655)               (382)
    Corporate and other                         (9,680)            (11,304)            (22,607)            (20,596)
    Preopening costs                              (650)             (2,413)             (6,356)             (4,308)
    Gain on sale of assets                      10,567                   -              10,567                   -
    Impairment and other charges                     -             (11,388)                  -             (11,388)
    Restructuring charges                          (70)              2,304                 (70)              2,304
                                           ------------      --------------      --------------      --------------
        Total                                  $ 7,595           $ (16,859)           $ (9,144)          $ (19,037)
                                           ============      ==============      ==============      ==============

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company's current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment regarding accounting policy. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Impairment of Long-Lived Assets and Goodwill

In accounting for the Company's long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001. The Company previously accounted for goodwill using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued with an effective date of January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgment and estimation. Future events may indicate differences from these judgments and estimates.

Restructuring Charges

The Company has recognized restructuring charges in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" in its condensed consolidated financial statements. Restructuring charges are based upon certain estimates of liability related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities.

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

SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company agreed to sell Acuff-Rose Music Publishing to Sony/ATV for approximately $157 million. The Company anticipates the sale will be completed during the third quarter of 2002 and intends to use a portion of the proceeds to reduce outstanding indebtedness. The Company anticipates recording a nonrecurring gain during the third quarter of 2002 related to the sale.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data from continuing operations for the three month and six month periods ended June 30, 2002 and 2001. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                          JUNE 30,                                       JUNE 30,
                                           ----------------------------------------    --------------------------------------------
                                             2002        %           2001      %          2002         %          2001         %
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------
Revenues:
  Hospitality                              $ 80,472     81.9     $ 51,661     73.7      $160,768      80.6     $ 110,152      73.3
  Attractions                                14,948     15.2       15,980     22.8        33,762      16.9        35,417      23.6
  Media                                       2,813      2.9        2,440      3.5         4,902       2.5         4,659       3.1
  Corporate and other                            56        -           24        -           112         -           110         -
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------
      Total revenues                         98,289    100.0       70,105    100.0       199,544     100.0       150,338     100.0
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------

Operating expenses:
  Operating costs                            61,957     63.1       47,205     67.4       131,079      65.7       100,789      66.9
  Selling, general & administrative          25,786     26.2       18,509     26.4        53,689      26.9        35,865      23.9
  Preopening costs                              650      0.7        2,413      3.4         6,356       3.2         4,308       2.9
  Gain on sale of assets                    (10,567)   (10.8)           -        -       (10,567)     (5.3)            -         -
  Impairment and other charges                    -        -       11,388     16.2             -         -        11,388       7.6
  Restructuring charges, net                     70      0.1       (2,304)    (3.3)           70         -        (2,304)     (1.5)
  Depreciation and amortization:
  Hospitality                                 9,999                 6,346                 22,328                  12,663
  Attractions                                 1,221                 1,508                  2,595                   2,942
  Media                                         155                   163                    304                     330
  Corporate and other                         1,423                 1,736                  2,834                   3,394
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------
    Total depreciation and amortization      12,798     13.0        9,753     13.9        28,061      14.1        19,329      12.9
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------
      Total operating expenses               90,694     92.3       86,964    124.0       208,688     104.6       169,375     112.7
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------

Operating income (loss):
    Hospitality                               5,583      6.9        6,402     12.4         8,449       5.3        16,977      15.4
    Attractions                               2,057     13.8         (254)    (1.6)        1,528       4.5        (1,644)     (4.6)
    Media                                      (212)    (7.5)        (206)    (8.4)         (655)    (13.4)         (382)     (8.2)
    Corporate and other                      (9,680)       -      (11,304)       -       (22,607)        -       (20,596)        -
    Preopening costs                           (650)       -       (2,413)       -        (6,356)        -        (4,308)        -
    Gain on sale of assets                   10,567        -            -        -        10,567         -             -         -
    Impairment and other charges                  -        -      (11,388)       -             -         -       (11,388)        -
    Restructuring charges, net                  (70)       -        2,304        -           (70)        -         2,304         -
                                           ---------  -------  -----------  -------    ----------   -------   -----------   -------
        Total operating income (loss)       $ 7,595      7.7    $ (16,859)   (24.0)     $ (9,144)     (4.6)    $ (19,037)    (12.7)
                                           =========  =======  ===========  =======    ==========   =======   ===========   =======

PERIODS ENDED JUNE 30, 2002 COMPARED TO PERIODS ENDED JUNE 30, 2001

Revenues

Total revenues increased $28.2 million, or 40.2%, to $98.3 million in the second quarter of 2002, and increased $49.2 million, or 32.7%, to $199.5 million in the first six months of 2002. Revenues for both the three months and six months ended June 30, 2002, increased primarily due to the opening of the Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida ("Gaylord Palms") in January 2002.

Revenues in the hospitality segment increased $28.8 million, or 55.8%, to $80.5 million in the second quarter of 2002, and increased $50.6 million, or 46.0%, to $160.8 million in the first six months of 2002. Gaylord Palms recorded revenues of $65.5 million for the period subsequent to its opening. This revenue was partially offset by the decrease in the revenues of the Gaylord Opryland Resort and Convention Center hotel in Nashville, Tennessee ("Gaylord Opryland") of $15.0 million, or 14.0%, to $92.0 million in the first six months of 2002. The Gaylord Opryland's occupancy rate decreased to 66.1% in the first six months of 2002 compared to 69.0% in the first six months of 2001. Gaylord Opryland's average daily rate decreased to $139.72 in the first six months of 2002 from $141.28 in the first six months of 2001. Revenue per available room (RevPAR) for the Gaylord Opryland decreased 5.3% to $92.37 for the first six months of 2002 compared to $97.52 in the first six months of 2001. The decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels following the September 11th terrorist attacks. The decrease was also partially attributable to the annual rotation of convention business among different markets that is common in the meeting and convention industry. Gaylord Palms recorded an occupancy rate, average daily rate, and RevPAR of 68.0%, $178.71 and $121.53, respectively, during the five month period subsequent to its opening.

Revenues in the attractions segment decreased $1.0 million, or 6.5%, to $14.9 million in the second quarter of 2002, and decreased $1.7 million, or 4.7%, to $33.8 million in the first six months of 2002. The decrease was primarily attributable to the decrease in revenues of Corporate Magic of $2.8 million for the first six months of 2002 primarily due to the downturn in economy. The decrease of Corporate Magic revenues was partially offset by increased revenues in the Grand Ole Opry of $1.1 million for the first six months of 2002 due to an increase in the popular performers appearing on the Grand Ole Opry.

Revenues in the media segment increased slightly during the three months and six months ended June 30, 2002.

Total Operating Expenses

Total operating expenses increased $3.7 million, or 4.3%, to $90.7 million in the second quarter of 2002, and increased $39.3 million, or 23.2%, to $208.7 million in the first six months of 2002. Operating costs, as a percentage of revenues, decreased to 65.7% during the first six months of 2002 as compared to 66.9% during the first six months of 2001. Selling, general and administrative expenses, as a percentage of revenues, increased to 26.9% during the first six months of 2002 as compared to 23.9% during the first six months of 2001.

Operating Costs

Operating costs in the hospitality segment increased $18.8 million, or 59.7%, to $50.2 million in the second quarter of 2002, and increased $36.6 million, or 56.3%, to $101.7 million for the first six months of 2002. The increase in operating costs was attributable to the opening of Gaylord Palms in January 2002. The operating costs of Gaylord Palms equaled $41.0 million subsequent to its opening, including $4.9 million of real estate lease expense related to the 75-year operating lease on the 65.3-acre site on which Gaylord Palms is located. As required by SFAS No. 13 "Accounting for Leases", the terms of this lease require that the Company recognize the lease expense on a straight-line basis, which resulted in approximately $3.6 million of non-cash lease expense during the first six months of 2002. The increase was partially offset by a decrease in operating costs at Gaylord Opryland of $3.0 million associated with lower revenues and reduced occupancy.

Operating costs in the attractions segment decreased $3.1 million, or 26.1%, to $8.8 million in the second quarter of 2002, and decreased $4.4 million, or 15.8%, to $23.4 million in the first six months of 2002. The decrease is attributable to decreased operating expenses at Corporate Magic of $4.3 million related to lower revenues and cost saving measures implemented during the first six months of 2002.

Operating costs in the media segment increased slightly, by $0.2 million, or 18.7%, in the second quarter of 2002, and increased slightly, by $0.3 million, or 13.2%, in the six months of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the hospitality segment increased $12.8 million, or 83.0%, to $28.3 million for the six months ended June 30, 2002, which is primarily attributed to Gaylord Palms recording $13.3 million of these costs subsequent to its January 2002 opening.

Selling, general and administrative expenses in the attractions segment decreased slightly, by $0.1 million for the six months ended June 2002 as compared to the same period in 2001. Selling, general and administrative expenses in the media segment increased slightly by $0.2 million for the six months ended June 30, 2002, as compared to the same period in 2001.

Selling, general and administrative expenses in the corporate and other segment, consisting primarily of senior management salaries and benefits, legal, human resources, accounting and other administrative costs, remained relatively unchanged for the second quarter, and increased $4.9 million, or 40.9%, for the six months ended June 30, 2002. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company's other operating segments. Other increases in corporate, selling, general and administrative expenses can be attributed to increased personnel costs related to new corporate departments that did not exist last year, new management personnel in other corporate departments, increased corporate marketing expenses and increased bonus accruals as compared to the same period in 2001.

Preopening Costs

Preopening costs related to the Company's hotel development activities in Florida and Texas decreased $1.8 million for the second quarter due to the opening of the Gaylord Palms in January 2002. Preopening costs increased $2.0 million, or 47.5%, to $6.4 million, in the first six months of 2002.

Gain on Sale of Assets

During the second quarter of 2002, the Company sold its partnership share of the Opry Mills Shopping Center to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company has deferred approximately $20.0 million of the gain representing the present value of the continuing land lease interest between the Company and the Opry Mills partnership. The Company will recognize the $20.0 million deferred gain ratably over the approximately 70-year remaining term of the land lease. The Company recorded the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002.

Impairment and Other Charges

During the second quarter of 2001, the Company recorded pretax impairment and other charges of $11.4 million. These charges included an investment in an IMAX movie of $5.7 million, a minority investment in a technology business of $4.6 million and an investment in idle real estate of $1.1 million. The Company began production of an IMAX movie during 2000 that portrayed the history of country music. After encountering a number of operational issues that created significant cost overruns, the carrying value of the IMAX film asset was reassessed during the second quarter of 2001 resulting in the $5.7 million impairment charge. During 2000, the Company made a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan. During the second quarter of 2001, the Company was notified that this technology business had been unsuccessful in arranging financing. As such, the Company reassessed the investment's realizability and reflected an impairment charge of $4.6 million during the second quarter of 2001. The impairment charge related to idle real estate of $1.1 million recorded during the second quarter of 2001 is based upon certain third-party offers received during the second quarter of 2001 for such property. The Company sold this idle real estate during the three months ended June 30, 2002. Proceeds from the sale approximated the carrying value of the property.

Restructuring Charges

As part of the Company's ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The restructuring charges all relate to continuing operations. The 2002 restructuring charge was partially offset by reversal of prior years' restructuring accrual of $1.1 million, as discussed below.

During the second quarter of 2002, the Company reversed $0.9 million of the 2001 restructuring charges related to continuing operations. The reversal included charges related to a lease commitment and certain placement costs related to the 2001 and 2000 restructuring. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 and 2000 restructuring charges. The sublease agreements resulted in a reversal of the 2001 and 2000 restructuring charges in the amount of $0.7 million and $0.1 million, respectively. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement services had expired.

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

Depreciation Expense

Depreciation expense increased $3.2 million, or 37.0%, to $12.0 million in the second quarter of 2002 and increased $8.9 million, or 50.9%, to $26.3 million for the first six months of 2002. The increase in the three months and six months ended June 30, 2002 is primarily attributable to Gaylord Palms depreciation expense of $3.6 million and $9.2 million, respectively.

Amortization Expense

Amortization expense decreased slightly, by $0.1 million for the six months ended June 30, 2002. Amortization of software increased $0.4 million in the first six months of 2002 primarily at Gaylord Opryland and Gaylord Palms. This increase was partially offset by the adoption of SFAS No. 142, under the provisions of which the Company no longer amortizes goodwill. Amortization of goodwill for continuing operations for the six months ended June 30, 2001, was $0.5 million.

Operating Income (Loss)

Total operating income increased $24.5 million from an operating loss to operating income of $7.6 million in the second quarter of 2002. Total operating loss decreased $9.9 million to an operating loss of $9.1 million in the first six months of 2002. As discussed above, a $10.6 million gain was recorded in the second quarter of 2002 related to the sale of the Company's partnership interest in the Opry Mills partnership. Operating income in the hospitality segment decreased $8.5 million during the first six months of 2002 primarily as a result of decreased operating income of the Gaylord Opryland hotel, which was partially offset by the operating income of Gaylord Palms of $1.7 million subsequent to its January 2002 opening. Operating income of the attractions segment increased $3.2 million to operating income of $1.5 million for the first six months of 2002. The operating income of the attractions segment increased as a result of increased operating income of Corporate Magic of $1.8 million and increased operating income of the Grand Ole Opry of $1.1 million. Media segment operating loss increased $0.3 million during the first six months of 2002. Operating loss of the corporate and other segment increased $2.0 million during the first six months of 2002 primarily due to the net charges related to the Company's amendment of its retirement plans, retirement savings plan and postretirement benefits plans discussed above.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $0.6 million to $12.7 million for the second quarter of 2002, and increased $3.4 million to $24.4 million in the first six months of 2002. The increase in the first six months of 2002 was primarily caused by a decrease in capitalized interest of $5.2 million related to Gaylord Palms' opening for business during the first quarter of 2002 and the resulting decline in hotel construction. The increase is partially offset by lower weighted average interest rates. The Company's weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract discussed below, was 5.3% in the first six months of 2002 as compared to 7.1% in the first six months of 2001.

Interest Income

Interest income decreased $1.6 million to $0.6 million for the second quarter of 2002, and decreased $2.1 million to $1.1 million in the first six months of 2002. The decrease in the first six months of 2002 primarily relates to a decrease in invested cash balances in the first six months of 2002 as compared to the same period in 2001.

Unrealized Gain (Loss) on Viacom Stock and Derivatives

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

In connection with the adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of

January 1, 2001, as discussed below. For the three months ended June 30, 2002, the Company recorded a pretax loss of $44.0 million related to the decrease in fair value of the Viacom stock and a pretax gain of $49.8 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the six months ended June 30, 2002, the Company recorded a pretax gain of $2.4 million related to the increase in fair value of the Viacom stock and a pretax gain of $20.1 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the three months ended June 30, 2001, the Company recorded a pretax gain of $85.6 million related to the increase in fair value of the Viacom stock and a pretax loss of $66.0 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the six months ended June 30, 2001, the Company recorded a pretax gain of $55.0 million related to the increase in fair value of the Viacom stock and a pretax loss of $27.1 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The nonrecurring pretax gain of $29.4 million was recorded as unrealized gain on Viacom stock.

Other Gains and Losses

Other gains and losses decreased $6.0 million during the six months ended June 30, 2002 as compared to the same period in 2001. The indemnification period related to the 1999 disposal of television station KTVT ended during the second quarter of 2001, which allowed the Company to recognize a non-operating pretax gain of $4.6 million related to the settlement of the remaining contingencies. Also during 2001, the Company recorded a gain of $0.7 million related to the settlement of remaining contingencies on the 1998 sale of the Company's interest in the Texas Rangers Baseball Club, Ltd.

Income Taxes

The benefit for income taxes increased $15.0 million to $15.2 million for the second quarter of 2002. The change during the second quarter of 2002 is attributable to the Company recognizing a $15.5 million benefit as a reduction in income tax expense resulting from the settlement of certain federal income tax issues with the Internal Revenue Service. The Company will not receive any cash proceeds related to this benefit. The benefit for income taxes increased $28.5 million from a provision of $9.0 million to a benefit of $19.4 million in the first six months of 2002. The effective tax rate on income (loss) before provision (benefit) for income taxes was 38.5% for the first six months of 2002 compared to 33.0% for the first six months of 2001. The increase in the effective tax rate is based upon several factors including the effect of the derivatives associated with the secured forward exchange contract, an anticipated reduction in losses from foreign operations due to the Company's exit from the international cable networks business and anticipated state income tax benefits from certain subsidiaries. In addition, the Company recorded a deferred tax liability of $6.4 million in the first six months of 2001 associated with the cumulative effect of an accounting change.

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

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001: Acuff-Rose Music Publishing, Word Entertainment ("Word"), the Company's international cable networks, the Oklahoma Redhawks (the "Redhawks"), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company's water taxis. During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. Subsequent to June 30, 2002, the Company agreed to sell the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash. The Company expects the sale to be completed during the third quarter and expects to record a pretax nonrecurring gain, related to the sale of Acuff-Rose Music Publishing. During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Also during the first quarter of 2002, the Company sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million related to the sale in discontinued operations in its results of operations for the first six months of 2002. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness.

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company's transponder lease liability and a related $3.8 million pretax gain which is reflected in discontinued operations in the consolidated financial statements. The Company guaranteed $0.9 million in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company has ceased its operations based in Argentina.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30:

(in thousands)                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                    ----------------------         ---------------------
                                                                      2002           2001             2002        2001
                                                                    --------    ----------         --------    ---------
Revenues:
   Word Entertainment                                                    $ -    $   25,504         $  2,594    $  53,862
   Acuff-Rose Music Publishing                                         4,404         4,515            7,654        7,639
   International cable networks                                            -         1,243              744        2,551
   Businesses sold to OPUBCO                                               -             -                -        2,195
   Other                                                               3,377         4,119            3,491        4,198
                                                                    --------    ----------         --------    ---------
      Total revenues of
         discontinued operations                                     $ 7,781    $   35,381         $ 14,483    $  70,445
                                                                    ========    ==========         ========    =========

OPERATING INCOME (LOSS):
   Word Entertainment                                                  $ (54)   $   (3,081)        $   (906)   $  (6,630)
   Acuff-Rose Music Publishing                                         1,056         1,024            1,393        1,528
   International cable networks                                            -        (2,004)          (1,576)      (4,183)
   Businesses sold to OPUBCO                                               -             -                -       (1,459)
   Other                                                               1,077         1,230              263            6
                                                                    --------    ----------         --------    ---------
      Total operating income (loss) of
         discontinued operations                                       2,079        (2,831)            (826)     (10,738)

INTEREST EXPENSE                                                           -          (147)             (80)        (554)
INTEREST INCOME                                                           27            90               50          156
OTHER GAINS AND LOSSES                                                  (346)         (769)           4,623       (2,974)
                                                                    --------    ----------         --------    ---------

Income (loss) before provision (benefit) for income taxes              1,760        (3,657)           3,767      (14,110)

PROVISION (BENEFIT) FOR INCOME TAXES                                     357        (1,554)           1,363       (4,783)
                                                                    --------    ----------         --------    ---------

Income (loss) from discontinued operations                          $  1,403    $   (2,103)        $  2,404    $  (9,327)
                                                                    ========    ==========         ========    =========

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                                                     JUNE 30,         DECEMBER 31,
                                                                                                     2002               2001
                                                                                                   ---------        -----------
Current assets:
   Cash and cash equivalents                                                                        $ 1,686            $ 3,889
   Trade receivables, less allowance of $1,360 and $2,785, respectively                               2,884             28,999
   Inventories                                                                                          228              6,486
   Prepaid expenses                                                                                   2,279             10,333
   Other current assets                                                                               1,338                823
                                                                                                   ---------        -----------
      Total current assets                                                                            8,415             50,530
Property and equipment, net of accumulated depreciation                                               6,897             17,342
Goodwill, net of accumulated amortization                                                             1,162             28,688
Amortizable intangible assets, net of accumulated amortization                                        3,986              6,125
Music and film catalogs                                                                              15,209             26,274
Other long-term assets                                                                                2,618              5,587
                                                                                                   ---------        -----------
      Total long-term assets                                                                         29,872             84,016
                                                                                                   ---------        -----------
           Total assets                                                                            $ 38,287          $ 134,546
                                                                                                   =========        ===========

Current liabilities:
   Current portion of long-term debt                                                                $ 1,128            $ 5,515
   Accounts payable and accrued expenses                                                             11,529             25,318
                                                                                                   ---------        -----------
      Total current liabilities                                                                      12,657             30,833
Other long-term liabilities                                                                               -                  7
                                                                                                   ---------        -----------
     Total long-term liabilities                                                                          -                  7
                                                                                                   ---------        -----------
     Total liabilities                                                                               12,657            30,840
                                                                                                   ---------        -----------

     Minority interest of discontinued operations                                                     1,737              1,679
                                                                                                   ---------        -----------
          Total liabilities and minority interest of discontinued operations                       $ 14,394           $ 32,519
                                                                                                   =========        ===========

Cumulative Effect of Accounting Change

During the second quarter of 2002, the Company completed its goodwill impairment test as required by SFAS No. 142. In accordance with the provisions of SFAS No. 142, the Company has reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the accompanying consolidated statements of operations.

On January 1, 2001, the Company recorded a gain of $11.9 million, net of deferred taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract on its Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash flows provided by operating activities totaled $54.7 million and $11.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily related to the change in the income tax refund to $64.6 million for the six months ended June 30, 2002 as compared to $23.9 million for the six months ended June 30, 2001. The remaining increase was attributable to the increase in operating assets associated with operating activities. Net cash flows from investing activities was $24.9 million for the six months ended June 30, 2002 and was a net use of $108.9 million for the six months ended June 30, 2001. The increase was primarily attributable to the sale of Word and the sale of its partnership interest in the Opry Mills partnership. The increase was also attributable to the decrease in purchases of property and equipment due to the opening of the Gaylord Palms in January 2002. Net cash flows for financing activities for the six months ended June 30, 2002 was a use of $17.7 million compared to cash flows provided by financing activities of $163.5 million for the six months ended June 30, 2001. The decrease is primarily related to a decrease in debt borrowed during the six months of 2002, as compared to the same period of 2001. This decrease was offset by a change in restricted cash used to re-pay debt.

Financing

During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms. The Term Loan requires that the net proceeds from all asset sales by the Company must be used to reduce outstanding borrowings until the borrowing capacity under the Term Loan has been reduced to $60 million. Excess cash flows, as defined, generated by Gaylord Palms must be used to reduce any amounts borrowed under the Term Loan until its borrowing capacity is reduced to $85 million. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the six months ended June 30, 2002 was 9.6%, including 4.5% related to commitment fees and the amortization of deferred financing costs.

During the first quarter of 2002, the Company sold Word's domestic operations, which required the prepayment of the Term Loan in the amount of $80 million. As required by the Term Loan, the Company utilized $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. Under the Term Loan during the first six months of 2002, the Company borrowed $85 million and made total payments of $100 million. As of June 30, 2002, the Company had outstanding borrowings of $85 million under the Term Loan.

The Company's ability to borrow additional funds under the Term Loan expired on June 30, 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

During the first quarter of 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans"). The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 0.9%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. At closing, the Company was required to escrow certain amounts, including $20 million related to future renovations and related capital expenditures at Gaylord Opryland. During the second quarter 2002, the Company utilized $18 million of the proceeds received from a federal income tax refund to make a principal payment on the Mezzanine Loan. For the six month period ended June 30, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.5% and 10.2%, respectively. At June 30, 2002, the Company had outstanding borrowings of $236.2 million and $82.0 million under the Senior Loan and Mezzanine Loan, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at June 30, 2002 the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During the first six months of 2002, $28.8 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan during the first and second quarters of 2002. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans, including the proceeds from the sale of Acuff-Rose Music Publishing, which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

Like other companies in the hospitality industry, the Company was notified by the insurers providing its property and casualty insurance that policies issued upon renewal would no longer include coverage for terrorist acts. As a result, the servicer for the Senior Loan notified the Company in May of 2002 that it believed the lack of insurance covering terrorist acts and certain related matters did constitute a default under that credit facility. Although coverage for terrorist acts was never specifically required as part of the required property and casualty coverage, the Company determined to resolve this issue by obtaining coverage for terrorist acts. The Company has obtained coverage in an amount equal to the outstanding balance of the Senior Loan. Subsequent to June 30, 2002, the Company received notice from the servicer that any previous existing defaults are cured and coverage in an amount equal to the outstanding balance of the loan will satisfy the requirements of the Senior Loan. The servicer has reserved the right to impose additional insurance requirements if there is a change in, among other things, the availability or cost of terrorism insurance coverage, the risk of terrorist activity, or legislation affecting the rights of lenders to require borrowers to maintain terrorism insurance.

Based upon the Company's curing any default which may have existed, this debt continues to be classified as long-term in the accompanying condensed consolidated balance sheets.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash, the proceeds from the anticipated sale of Acuff-Rose Music Publishing, and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

The following table summarizes our significant contractual obligations as of June 30, 2002, including long-term debt and operating lease commitments:

(in thousands)

                                                       TOTAL AMOUNTS      LESS THAN                                       OVER
CONTRACTUAL OBLIGATIONS                                  COMMITTED          1 YEAR        1-3 YEARS       4-5 YEARS       5 YEARS
-----------------------                                -------------      ---------      ----------      --------      ----------
Long-term debt                                            $ 403,223        $ 8,004       $ 395,219           $ -             $ -
Capital leases                                                  434            297             137             -               -
Operating leases                                            713,933          8,281          19,480         6,690         679,482
                                                       -------------      ---------      ----------      --------      ----------
Total contractual obligations                           $ 1,117,590       $ 16,582       $ 414,836       $ 6,690       $ 679,482
                                                       =============      =========      ==========      ========      ==========

The total operating lease amount of $713.9 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida for the land where Gaylord Palms is located.

Capital Expenditures

The Company currently projects capital expenditures for the twelve months of 2002 to total approximately $120.0 million, which includes continuing construction costs at the new Gaylord hotel in Grapevine, Texas of approximately $54.5 million, approximately $6.8 million related to the development and construction at the Gaylord hotel in Potomac, near Washington D.C. and approximately $12.9 million related to Gaylord Opryland. The Company's capital expenditures from continuing operations for the six months ended June 30, 2002 were $84.9 million.

Subsequent to June 30, 2002, the Company announced that the Gaylord Opryland Texas Resort and Convention Center, located near the Dallas/Fort Worth airport will open by April 2004, two months earlier than previously announced.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date. As required by the provisions of SFAS No. 142, the Company completed the transitional goodwill impairment review during the second quarter of 2002 and recorded a cumulative effect of accounting change, retroactive to January 1, 2002, attributed to the goodwill impairment of the Radisson Hotel at Opryland.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 amends accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires companies to record the fair value of the liability for an asset retirement obligation in the period in which the liability is incurred. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003 and anticipates the effects of SFAS No. 143 will be immaterial to the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB No. 30. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003 and anticipates the effects of SFAS No. 145 will be immaterial to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains statements with respect to the Company's beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the timing of the opening of new hotel facilities, costs associated with developing new hotel facilities, business levels at the Company's hotels, the ability to successfully complete potential divestitures, the ability to consummate the financing for new developments and the other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements include discussions regarding the Company's operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company's exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments - At June 30, 2002, the Company held an investment of 11 million shares of Viacom Class B common stock, which was received as the result of the acquisition of television station KTVT by CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At June 30, 2002, the fair market value of the Company's investment in the 11 million shares of Viacom stock was $488.2 million, or $44.37 per share. The secured forward exchange contract protects the Company against market decreases below $56.04 per share, thereby limiting the Company's market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Outstanding Debt - The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company's option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan require the Company to purchase interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. The terms of the Nashville Hotel Loans require the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $1.8 million after taxes based on debt amounts outstanding at June 30, 2002.

Cash Balances - Certain of the Company's outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at June 30, 2002. As a result, the interest rate market risk implicit in these investments at June 30, 2002, if any, is low.

Foreign Currency Exchange Rates - Substantially all of the Company's revenues are realized in U.S. dollars and are from customers in the United States. Although the Company owns certain subsidiaries that conduct business in foreign markets and whose transactions are settled in foreign currencies, these operations are not material to the overall operations of the Company. Therefore, the Company does not believe it has any significant foreign currency exchange rate risk. The Company does not hedge against foreign currency exchange rate changes and does not speculate on the future direction of foreign currencies.

Summary - Based upon the Company's overall market risk exposures at June 30, 2002, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  ROOM SERVICE TIP ALLOCATION CLASS ACTION. The Company is a defendant in a class action lawsuit filed on June 23, 1997 in the Second Circuit Court of Davidson County, Tennessee related to the manner in which Gaylord Opryland distributes service and delivery charges to certain employees. Tennessee has a "Tip" statute that requires a business to pay tips shown on statements over to its employee or employees who have served the customer. The Company believes that it has paid over to its employees amounts in excess of what the statute requires, and the Company intends to file a motion for summary judgment in this matter and to vigorously contest this matter. On June 12, 2002, counsel for the Company and counsel for the plaintiff class attended a mediation session and some progress was made toward resolving this case. The Company believes that it has reserved an appropriate amount for this particular claim.

                  GAYLORD FILMS. On March 9, 2001, the Company sold its stock and equity interests in five of its businesses to The Oklahoma Publishing Company ("OPUBCO") for a purchase price of $22 million in cash and the assumption of approximately $20 million in debt. The businesses sold were Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group, and Gaylord Event Television. OPUBCO is the beneficial owner of 6.2% of the Company's common stock. Four of the Company's directors, who are the beneficial owners of approximately an additional 27% of the Company's common stock, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. The transaction was reviewed and approved by a special committee of the independent directors of the Company. The Company received an appraisal from a firm that specializes in valuations related to films, entertainment and service businesses as well as a fairness opinion from an investment bank. On August 5, 2002, counsel for the special committee of the independent directors of the Company received a letter from counsel for Gaylord Films asserting that the Company breached certain representations and warranties in the purchase agreement and demanding indemnification from the Company in the amount of $3.1 million. No litigation has yet been instituted with respect to this matter, and the Company is actively engaged in settlement negotiations with OPUBCO to resolve this matter. The Company believes that it has adequate reserves for this matter and does not believe that the outcome of this dispute will have a material adverse effect upon its business, financial condition or results of operations.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Inapplicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 14, 2002 (the "Annual Meeting"). The stockholders of the Company voted to elect the directors listed below and the terms of office of E.K. Gaylord II and Mary Agnes Wilderotter continued after the meeting. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                                       Withheld/
                  Nominee                                    For                       Abstained
                  -------                                ----------                   ----------
                  Martin C. Dickinson                    29,871,140                      127,585
                  C. Gaylord Everest                     29,816,823                      181,902
                  Edward L. Gaylord                      28,194,597                    1,804,128
                  E. Gordon Gee                          29,876,892                      121,833
                  Laurence S. Geller                     29,876,127                      122,598
                  Ralph Horn                             29,828,885                      169,840
                  Colin V. Reed                          29,823,495                      175,230
                  Michael D. Rose                        29,830,675                      168,050

                  The stockholders also voted to amend the Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan. A total of 29,461,434 votes were cast for such proposal, 478,403 votes were cast against such proposal, and 58,886 votes abstained with respect to such proposal. There were 2 broker non-votes with respect to the proposal.

         ITEM 5.  OTHER INFORMATION

                  Inapplicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits following the Signatures page.

                  (b) A Current Report on Form 8-K, dated June 17, 2002, reporting the change in the Registrant's Certifying Accountant under Item 4 from Arthur Andersen to Ernst & Young LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GAYLORD ENTERTAINMENT COMPANY



Date: August 14, 2002                     By: /s/ Colin V. Reed
     ---------------------------              ---------------------------------
                                              Colin V. Reed
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)



                                          By: /s/ David C. Kloeppel
                                              ---------------------------------
                                              David C. Kloeppel
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



                                          By: /s/ Kenneth A. Conway
                                              ---------------------------------
                                              Kenneth A. Conway
                                              Vice President and Chief
                                              Accounting Officer (Principal
                                              Accounting Officer)

                                INDEX TO EXHIBITS

10.1     Fifth Amendment dated June 28, 2002 to Credit Agreement, dated as of
         October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P.,
         Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC Inc.

10.2 Purchase and Sale Agreement dated as of June 28, 2002 by and between The Mills Limited Partnership (as Purchaser) and Opryland Attractions,
         Inc. (as Seller).

10.3     Asset Purchase Agreement dated as of July 1, 2002 by and between
         Acuff-Rose Music Publishing, Inc., Acuff-Rose Music, Inc., Milene
         Music, Inc., Springhouse Music, Inc., and Hickory Records, Inc. and
         Sony/ATV Music Publishing LLC.

10.4     Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive
         Plan (as amended at May 2002 Stockholders Meeting).