Form 10-Q
period 2002-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2002-11-14
CIK 1040829

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             OUTSTANDING AS OF OCTOBER 31, 2002
----------------------------                 ----------------------------------
Common Stock, $.01 par value                       33,773,738 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


                                                                                                       PAGE NO.

Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended September 30, 2002 and 2001                             3

                  Condensed Consolidated Statements of Operations -
                       For the Nine Months Ended September 30, 2002 and 2001                              4

                  Condensed Consolidated Balance Sheets -
                       September 30, 2002 and December 31, 2001                                           5

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 2002 and 2001                              6

                  Notes to Condensed Consolidated Financial Statements                                    7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             36

         Item 4.  Controls and Procedures                                                                37

Part II - Other Information

         Item 1.  Legal Proceedings                                                                      37

         Item 2.  Changes in Securities and Use of Proceeds                                              37

         Item 3.  Defaults Upon Senior Securities                                                        38

         Item 4.  Submission of Matters to a Vote of Security Holders                                    38

         Item 5.  Other Information                                                                      38

         Item 6.  Exhibits and Reports on Form 8-K                                                       38

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  2002                  2001
                                                                                ---------             ---------
Revenues                                                                        $ 102,954             $  69,164

Operating expenses:
    Operating costs                                                                59,858                46,820
    Selling, general and administrative                                            28,177                17,551
    Preopening costs                                                                1,867                 3,153
    Gain on sale of assets                                                        (19,962)                   --
    Depreciation                                                                   13,020                 8,752
    Amortization                                                                      949                   892
                                                                                ---------             ---------

      Operating income (loss)                                                      19,045                (8,004)

Interest expense, net of amounts capitalized                                      (11,939)               (9,039)
Interest income                                                                       840                 1,294
Unrealized loss on Viacom stock, net                                              (42,032)             (189,802)
Unrealized gain on derivatives, net                                                60,667               168,300
Other gains and losses                                                                786                  (161)
                                                                                ---------             ---------

       Income (loss) before income taxes and discontinued operations               27,367               (37,412)

Provision (benefit) for income taxes                                               11,682               (12,318)
                                                                                ---------             ---------

       Income (loss) from continuing operations                                    15,685               (25,094)

Income (loss) from discontinued operations, net of taxes                           83,599               (20,067)
                                                                                ---------             ---------

       Net income (loss)                                                        $  99,284             $ (45,161)
                                                                                =========             =========

Income (loss) per share:
       Income (loss) from continuing operations                                 $    0.47             $   (0.75)
       Income (loss) from discontinued operations, net of taxes                      2.47                 (0.60)
                                                                                ---------             ---------
       Net income (loss)                                                        $    2.94             $   (1.35)
                                                                                =========             =========

Income (loss) per share - assuming dilution:
       Income (loss) from continuing operations                                 $    0.47             $   (0.75)
       Income (loss) from discontinued operations, net of taxes                      2.47                 (0.60)
                                                                                ---------             ---------
       Net income (loss)                                                        $    2.94             $   (1.35)
                                                                                =========             =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            2002                  2001
                                                                                          ---------             ---------
Revenues                                                                                  $ 302,498             $ 219,502

Operating expenses:
    Operating costs                                                                         190,937               147,609
    Selling, general and administrative                                                      81,866                53,416
    Preopening costs                                                                          8,223                 7,461
    Gain on sale of assets                                                                  (30,529)                   --
    Impairment and other charges                                                                 --                11,388
    Restructuring charges, net                                                                   70                (2,304)
    Depreciation                                                                             39,342                26,197
    Amortization                                                                              2,688                 2,776
                                                                                          ---------             ---------

      Operating income (loss)                                                                 9,901               (27,041)

Interest expense, net of amounts capitalized                                                (36,289)              (29,957)
Interest income                                                                               1,917                 4,502
Unrealized loss on Viacom stock, net                                                        (39,611)             (105,397)
Unrealized gain on derivatives, net                                                          80,805               141,219
Other gains and losses                                                                        1,248                 6,295
                                                                                          ---------             ---------

       Income (loss) before income taxes, discontinued operations  and
                  cumulative effect of accounting change                                     17,971               (10,379)

Benefit for income taxes                                                                     (7,732)               (3,269)
                                                                                          ---------             ---------

       Income (loss) from continuing operations before discontinued operations
            and cumulative effect of accounting change                                       25,703                (7,110)

Income (loss) from discontinued operations, net of taxes                                     86,003               (29,394)
Cumulative effect of accounting change, net of taxes                                         (2,595)               11,909
                                                                                          ---------             ---------

       Net income (loss)                                                                  $ 109,111             $ (24,595)
                                                                                          =========             =========

Income (loss) per share:
       Income (loss) from continuing operations                                           $    0.76             $   (0.21)
       Income (loss) from discontinued operations, net of taxes                                2.55                 (0.88)
       Cumulative effect of accounting change, net of taxes                                   (0.08)                 0.36
                                                                                          ---------             ---------
       Net income (loss)                                                                  $    3.23             $   (0.73)
                                                                                          =========             =========

Income (loss) per share - assuming dilution:
       Income (loss) from continuing operations                                           $    0.76             $   (0.21)
       Income (loss) from discontinued operations, net of taxes                                2.55                 (0.88)
       Cumulative effect of accounting change, net of taxes                                   (0.08)                 0.36
                                                                                          ---------             ---------
       Net income (loss)                                                                  $    3.23             $   (0.73)
                                                                                          =========             =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                                        2002                    2001
                                                                                     -----------             -----------

                              ASSETS
Current assets:
    Cash and cash equivalents - unrestricted                                         $   166,082             $     9,194
    Cash and cash equivalents - restricted                                                15,080                  64,993
    Trade receivables, less allowance of $891 and $3,185, respectively                    36,448                  15,079
    Deferred financing costs                                                              26,865                  26,865
    Other current assets                                                                  15,082                  16,649
    Current assets of discontinued operations                                              1,946                  50,530
                                                                                     -----------             -----------
        Total current assets                                                             261,503                 183,310
                                                                                     -----------             -----------

Property and equipment, net of accumulated depreciation                                1,056,272                 993,347
Goodwill, net of accumulated amortization                                                  9,630                  13,851
Amortized intangible assets, net of accumulated amortization                               6,256                   6,299
Investments                                                                              518,781                 561,359
Estimated fair value of derivative assets                                                198,410                 158,028
Long-term deferred financing costs                                                       109,971                 137,513
Other long-term assets                                                                    33,320                  30,099
Long-term assets of discontinued operations                                                8,997                  84,016
                                                                                     -----------             -----------
        Total assets                                                                 $ 2,203,140             $ 2,167,822
                                                                                     ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $     8,413             $    88,004
    Accounts payable and accrued liabilities                                              90,877                  91,221
    Current liabilities of discontinued operations                                         6,758                  30,833
                                                                                     -----------             -----------
        Total current liabilities                                                        106,048                 210,058
                                                                                     -----------             -----------

Secured forward exchange contract                                                        613,054                 613,054
Long-term debt, net of current portion                                                   346,589                 380,993
Deferred income taxes, net                                                               261,223                 165,824
Estimated fair value of derivative liabilities                                            45,002                  85,424
Other long-term liabilities                                                               59,216                  52,304
Long-term liabilities of discontinued operations                                              --                       7
Minority interest of discontinued operations                                               1,914                   1,679

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding                                                                 --                      --
    Common stock, $.01 par value, 150,000 shares authorized,
        33,770 and 33,736 shares issued and outstanding, respectively                        338                     337
    Additional paid-in capital                                                           520,398                 519,515
    Retained earnings                                                                    258,926                 149,815
    Other stockholders' equity                                                            (9,568)                (11,188)
                                                                                     -----------             -----------
        Total stockholders' equity                                                       770,094                 658,479
                                                                                     -----------             -----------
        Total liabilities and stockholders' equity                                   $ 2,203,140             $ 2,167,822
                                                                                     ===========             ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                    2002           2001
                                                                                                 ---------       ---------

Cash Flows from Operating Activities:
    Net income (loss)                                                                            $ 109,111       $ (24,595)
    Amounts to reconcile net income to net cash flows
        provided by operating activities:
        (Gain) loss on discontinued operations, net of taxes                                       (86,003)         29,394
        Cumulative effect of accounting change, net of taxes                                         2,595         (11,909)
        Unrealized gain on Viacom stock and related derivatives                                    (41,194)        (35,822)
        Unamortized prior service costs related to benefit plans                                     3,751              --
        Gain on sale of assets                                                                     (30,529)             --
        Depreciation and amortization                                                               42,030          28,973
        Provision (benefit) for deferred income taxes                                              (12,613)         (4,369)
        Amortization of deferred financing costs                                                    27,054          26,895
        Changes in (net of acquisitions and divestitures):
            Trade receivables                                                                      (21,369)         (5,884)
            Accounts payable and accrued liabilities                                                  (344)         (6,985)
            Income tax refund received                                                              64,598          23,868
            Other assets and liabilities                                                             8,078          16,072
                                                                                                 ---------       ---------
        Net cash flows provided by operating activities - continuing operations                     65,165          35,638
        Net cash flows provided by (used in) operating activities - discontinued operations           (277)        (11,125)
                                                                                                 ---------       ---------
        Net cash flows provided by operating activities                                             64,888          24,513
                                                                                                 ---------       ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                                           (106,175)       (203,252)
    Sale of assets                                                                                  30,875              --
    Other investing activities                                                                      (1,264)           (610)
                                                                                                 ---------       ---------
        Net cash flows used in investing activities - continuing operations                        (76,564)       (203,862)
        Net cash flows provided by investing activities - discontinued operations                  232,629          23,602
                                                                                                 ---------       ---------
        Net cash flows provided by (used in) investing activities                                  156,065        (180,260)
                                                                                                 ---------       ---------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                                                   (200,054)       (239,502)
    Proceeds from issuance of long-term debt                                                        85,000         435,000
    Capital lease obligation                                                                         1,059              --
    Deferred financing costs paid                                                                       --         (19,581)
    (Increase) decrease in restricted cash and cash equivalents                                     49,913         (12,765)
    Proceeds from exercise of stock option and purchase plans                                          856           2,084
                                                                                                 ---------       ---------
        Net cash flows provided by (used in) financing activities - continuing operations          (63,226)        165,236
        Net cash flows provided by (used in) financing activities - discontinued operations           (839)          3,250
                                                                                                 ---------       ---------
        Net cash flows provided by (used in) financing activities                                  (64,065)        168,486
                                                                                                 ---------       ---------

Net change in cash and cash equivalents                                                            156,888          12,739
Cash and cash equivalents - unrestricted, beginning of period                                        9,194          26,757
                                                                                                 ---------       ---------
Cash and cash equivalents - unrestricted, end of period                                          $ 166,082       $  39,496
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

2.       INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:


(in thousands)                                   THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------            ----------------------------------
                                                  2002                      2001              2002                         2001
                                                 ------                    ------            ------                      ------

Weighted average shares outstanding              33,769                    33,558            33,759                      33,501
Effect of dilutive stock options                      3                        --                41                          --
                                                 ------                    ------            ------                      ------
Weighted average shares outstanding -
     assuming dilution                           33,772                    33,558            33,800                      33,501
                                                 ======                    ======            ======                      ======

For the three months and nine months ended September 30, 2001, the Company's effect of dilutive stock options was the equivalent of 123,000 and 128,000 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive.

3.       COMPREHENSIVE INCOME:

Comprehensive income (loss) is as follows for the three months and nine months of the respective periods:


(in thousands)                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                          ---------------------------             ------------------------------
                                                            2002                2001                 2002                 2001
                                                          -------            --------             ---------             --------

Net income (loss)                                         $99,284            $(45,161)            $ 109,111             $(24,595)
Unrealized loss on investments                                 --                  --                    --              (17,957)
Unrealized gain (loss) on interest rate hedges                 33                (466)                 (229)                (572)
Foreign currency translation                                   --                 301                   792                  788
                                                          -------            --------             ---------             --------
        Comprehensive income (loss)                       $99,317            $(45,326)            $ 109,674             $(42,336)
                                                          =======            ========             =========             ========


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

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of September 30, 2002 and December 31, 2001 and for the three months and nine months ended September 30, 2002 and 2001: Acuff-Rose Music Publishing, Word Entertainment ("Word"), the Company's international cable networks, the Oklahoma Redhawks (the "Redhawks"), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company's water taxis. During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002. The Company recognized a pretax gain of $130.6 million during the three months ended September 30, 2002 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds of $25.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 5. During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Also during the first quarter of 2002, the Company sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 5. The Company committed to a plan to sell Word during the third quarter of 2001. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29.0 million in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30:

(in thousands)                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ------------------------       -------------------------
                                                                 2002            2001          2002              2001
                                                               ---------       --------       ---------       ---------

REVENUES:
   Word Entertainment                                          $      --       $ 33,322       $   2,594       $  87,184
   Acuff-Rose Music Publishing                                        --          3,761           7,654          11,400
   International cable networks                                       --          1,264             744           3,815
   Businesses sold to OPUBCO                                          --             --              --           2,195
   Redhawks                                                        2,557          1,948           6,048           5,971
   Other                                                              --            257              --             432
                                                               ---------       --------       ---------       ---------
      Total revenues of
         discontinued operations                               $   2,557       $ 40,552       $  17,040       $ 110,997
                                                               =========       ========       =========       =========

OPERATING INCOME (LOSS):
   Word Entertainment                                          $     (11)      $    367       $    (917)      $  (6,263)
   Acuff-Rose Music Publishing                                      (460)           796             933           2,324
   International cable networks                                       --         (1,280)         (1,576)         (5,463)
   Businesses sold to OPUBCO                                          --             --              --          (1,459)
   Redhawks                                                          711            126             974             655
   Other                                                              --            (37)             --            (560)
                                                               ---------       --------       ---------       ---------
      Total operating income (loss) of
         discontinued operations                                     240            (28)           (586)        (10,766)

INTEREST EXPENSE                                                      --           (123)            (80)           (677)
INTEREST INCOME                                                       11             18              61             174
OTHER GAINS AND LOSSES                                           130,790        (29,863)        135,413         (32,837)
                                                               ---------       --------       ---------       ---------

Income (loss) before provision (benefit) for income taxes        131,041        (29,996)        134,808         (44,106)

PROVISION (BENEFIT) FOR INCOME TAXES                              47,442         (9,929)         48,805         (14,712)
                                                               ---------       --------       ---------       ---------

Income (loss) from discontinued operations                     $  83,599       $(20,067)      $  86,003       $ (29,394)
                                                               =========       ========       =========       =========

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                     2002            2001
                                                                                 -------------    ------------

Current assets:
   Cash and cash equivalents                                                        $ 1,433        $  3,889
   Trade receivables, less allowance of $354 and $2,785, respectively                   168          28,999
   Inventories                                                                          187           6,486
   Prepaid expenses                                                                     158          10,333
   Other current assets                                                                  --             823
                                                                                    -------        --------
      Total current assets                                                            1,946          50,530
Property and equipment, net of accumulated depreciation                               3,222          17,342
Goodwill, net of accumulated amortization                                             1,162          28,688
Amortizable intangible assets, net of accumulated amortization                        3,942           6,125
Music and film catalogs                                                                  --          26,274
Other long-term assets                                                                  671           5,587
                                                                                    -------        --------
      Total long-term assets                                                          8,997          84,016
                                                                                    -------        --------
           Total assets                                                             $10,943        $134,546
                                                                                    =======        ========

Current liabilities:
   Current portion of long-term debt                                                $   926        $  5,515
   Accounts payable and accrued expenses                                              5,832          25,318
                                                                                    -------        --------
      Total current liabilities                                                       6,758          30,833
Other long-term liabilities                                                              --               7
                                                                                    -------        --------
     Total long-term liabilities                                                         --               7
                                                                                    -------        --------
     Total liabilities                                                                6,758          30,840
                                                                                    -------        --------

     Minority interest of discontinued operations                                     1,914           1,679
                                                                                    -------        --------
          Total liabilities and minority interest of discontinued operations        $ 8,672        $ 32,519
                                                                                    =======        ========

5.       DEBT:

During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms Resort and Convention Center in Kissimmee, Florida ("Gaylord Palms"). During the first three months of 2002, the Company sold Word's domestic operations, as described in Note 4, which required the prepayment of the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment described in Note 11 to reduce the outstanding balance of the Term Loan. The Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. Under the Term Loan during the first nine months of 2002, the Company borrowed $85.0 million and made total payments of $125.0 million. As of September 30, 2002 and December 31, 2001, the Company had outstanding borrowings of $60.0 million and $100.0 million, respectively under the Term Loan. The Company's ability to borrow additional funds under the Term Loan expired on June 30, 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At September 30, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $3.2 million and $5.6 million, respectively. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the nine months ended September 30, 2002 was 9.5%, including 4.3% related to commitment fees and the amortization of deferred financing costs.

During the first quarter of 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans"). The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland Resort and Convention Center in Nashville, Tennessee ("Gaylord Opryland") and matures in 2004. Amounts outstanding under the Senior Loan bear interest at the one-month LIBOR rate plus approximately 0.98%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at the one-month LIBOR rate plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. During the second quarter 2002, the Company utilized $18.0 million of the proceeds received from the federal income tax refund described in Note 13 to make an unscheduled principal payment on the Mezzanine Loan. During the third quarter of 2002, the Company made an unscheduled principal payment in the amount of $16.0 million. At September 30, 2002 and December 31, 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $8.8 million and $13.8 million, respectively. For the nine month period ended September 30, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.5% and 10.3%, respectively. At September 30, 2002, the Company had outstanding borrowings of $227.9 million and $66.0 million under the Senior Loan and Mezzanine Loan, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at September 30, 2002 and December 31, 2001, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During the first nine months of 2002, $35.1 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

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

During the second quarter of 2002, like other companies in the hospitality industry, the Company was notified by the insurers providing its property and casualty insurance that policies issued upon renewal would no longer include coverage for terrorist acts. As a result, the servicer for the Senior Loan notified the Company in May of 2002 that it believed the lack of insurance covering terrorist acts and certain related matters did constitute a default under that credit facility. Although coverage for terrorist acts was never specifically required as part of the required property and casualty coverage, the Company determined to resolve this issue by obtaining coverage for terrorist acts. The Company has obtained coverage in an amount equal to the outstanding balance of the Senior Loan. During the third quarter of 2002, the Company received notice from the servicer that any previous existing defaults were cured and coverage in an amount equal to the outstanding balance of the loan satisfied the requirements of the Senior Loan. The servicer has reserved the right to impose additional insurance requirements if there is a change in, among other things, the availability or cost of terrorism insurance coverage, the risk of terrorist activity, or legislation affecting the rights of lenders to require borrowers to maintain terrorism insurance. Based upon the Company's curing any default which may have existed, this debt continues to be classified as long-term in the accompanying condensed consolidated balance sheets.

Accrued interest payable at September 30, 2002 and December 31, 2001 of $0.7 million and $1.1 million, respectively, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

6.       SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract ("SFEC") with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a face amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company has incurred deferred financing costs related to the SFEC including the prepayment of the required contract payments and other transaction costs. The unamortized balances of these deferred financing costs are classified as current assets of $26.9 million as of September 30, 2002 and December 31, 2001 and long-term assets of $98.0 million and $118.1 million in the accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, respectively. The Company is recognizing the contract payments associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 7. Changes in the fair market value of the derivatives are recorded as gains and losses in the accompanying condensed consolidated statements of operations.

7.       DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. The Company recorded a gain of $11.9 million, net of taxes of $6.4 million, as a cumulative effect of an accounting change on January 1, 2001, the date of initial adoption of SFAS No. 133, to record the derivatives associated with the SFEC at fair value. For the three months ended September 30, 2002 and 2001, the Company recorded a pretax gain in the accompanying condensed consolidated statement of operations of $60.7 million and $168.3 million, respectively, related to the estimated change in fair value of the derivatives associated with the SFEC. For the nine months ended September 30, 2002 and 2001, the Company recorded a pretax gain in the accompanying condensed consolidated statement of operations of $80.8 million and $141.2 million, respectively, related to the estimated change in fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses.

8. RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges for the three months and nine months ended September 30, 2002:

(in thousands)                            Balance at       Restructuring charges                   Balance at
                                       December 31, 2001     and adjustments       Payments      March 31, 2002
                                       -----------------   ---------------------   --------      --------------
2002 restructuring charge                    $    --           $    --             $    --          $    --
2001 restructuring charges                     4,168                --               1,684            2,484
2000 restructuring charge                      1,569                --                 796              773
                                             -------           -------             -------          -------
                                             $ 5,737           $    --             $ 2,480          $ 3,257
                                             =======           =======             =======          =======

(in thousands)

                                             Balance at     Restructuring charges                      Balance at
                                           March 31, 2002     and adjustments         Payments        June 30, 2002
                                           --------------   ---------------------     --------        -------------
2002 restructuring charge                      $    --            $ 1,149             $   968            $   181
2001 restructuring charges                       2,484               (937)                800                747
2000 restructuring charge                          773               (142)                166                465
                                               -------            -------             -------            -------
                                               $ 3,257            $    70             $ 1,934            $ 1,393
                                               =======            =======             =======            =======

(in thousands)

                                              Balance at        Restructuring charges                         Balance at
                                             June 30, 2002         and adjustments        Payments        September 30, 2002
                                             -------------      ---------------------     --------        ------------------
2002 restructuring charge                        $   181              $   --              $   114              $    67
2001 restructuring charges                           747                  --                  158                  589
2000 restructuring charge                            465                  --                   22                  443
                                                 -------              ------              -------              -------
                                                 $ 1,393              $   --              $   294              $ 1,099
                                                 =======              ======              =======              =======

2002 Restructuring Charge

As part of the Company's ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The restructuring charges all relate to continuing operations. These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". As of September 30, 2002, the Company has recorded cash payments of $1.08 million against the 2002 restructuring accrual. The remaining balance of the 2002 restructuring accrual at September 30, 2002 of $67 thousand is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals to be paid during 2002.

2001 Restructuring Charges

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company reversed $0.9 million of the 2001 restructuring charges related to continuing operations based upon the occurrence of certain triggering events. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired. As of September 30, 2002, the Company has recorded cash payments of $4.4 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at September 30, 2002 of $0.6 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company expects the remaining balances of the restructuring accrual to be paid during 2002.

2000 Restructuring Charge

The Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.1 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay. The Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $4.0 million of the restructuring charges originally recorded during 2000. As of September 30, 2002, the Company has recorded cash payments of $11.9 million against the 2000 restructuring accrual. The remaining balance of the 2000 restructuring accrual at September 30, 2002 of $0.4 million, all of which relates to continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, which the Company expects to be paid during 2002.


9. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2002 and 2001 was comprised of:

(in thousands)                                        Three Months Ended                           Nine Months Ended
                                                          September 30,                               September 30,
                                                 -----------------------------               -------------------------------
                                                   2002                  2001                  2002                   2001
                                                 -------               -------               --------               --------
Debt interest paid                               $ 4,444               $ 5,639               $ 13,880               $ 17,108
Deferred financing costs paid                         --                   (19)                    --                 19,581
Capitalized interest                              (1,658)               (4,913)                (4,772)               (13,220)
                                                 -------               -------               --------               --------
                                                 $ 2,786               $   707               $  9,108               $ 23,469
                                                 =======               =======               ========               ========

In addition, the Company paid debt interest of $0.1 million and $0.6 million related to discontinued operations during the three months and nine months ended September 30, 2001, respectively.

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

11.  GAIN ON SALE OF ASSETS:

During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the disposition. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002. During the third quarter of 2002, the Company sold its interest in the land lease and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

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

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2002 are as follows:

(in thousands)                                              Transitional
                                    Balance as of             Impairment           Balance as of
                                  December 31, 2001             Losses           September 30, 2002
                                  -----------------         ------------         ------------------
Hospitality                            $   4,221              $  (4,221)              $     --
Attractions                                7,265                     --                  7,265
Media                                      2,365                     --                  2,365
Corporate and Other                           --                     --                     --
                                       ---------              ---------               --------
   Total                               $  13,851              $  (4,221)              $  9,630
                                       =========              =========               ========

The Company estimates that amortization expense for goodwill for continuing operations would have been $0.1 million and $0.3 million, net of taxes of $0.1 million and $0.1 million, for the three months and nine months ended September 30, 2002, respectively.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $6.7 million and the related accumulated amortization was $0.4 million at September 30, 2002. The amortization expense related to intangibles from continuing operations during the three months and nine months ended September 30, 2002 was $15,000 and $41,000, respectively, and is estimated to be $0.1 million for the twelve months ended December 31, 2002. The estimated amounts of amortization expense for the next five years are equivalent to $0.1 million per year.

The following table presents a reconciliation of net income and income per share assuming the nonamortization provisions of SFAS No. 142 were applied during 2001:

(in thousands,
except per share data)

                                                        Three Months Ended                            Nine Months Ended
                                                            September 30,                               September 30,
                                                   -------------------------------            --------------------------------
                                                       2002                2001                   2002                 2001
                                                   ----------           ----------            -----------           ----------
Reported net income (loss)                         $   99,284           $  (45,161)           $   109,111           $  (24,595)
Add back:  Goodwill amortization                           --                  551                     --                1,862
                                                   ----------           ----------            -----------           ----------
Adjusted net income (loss)                         $   99,284           $  (44,610)           $   109,111           $  (22,733)
                                                   ==========           ==========            ===========           ==========

Basic earnings (loss) per share
Reported net income (loss)                         $     2.94        $       (1.35)        $         3.23        $       (0.73)
Add back:  Goodwill amortization                           --                 0.02                     --                 0.05
                                                   ----------           ----------            -----------           ----------
Adjusted net income (loss)                         $     2.94        $       (1.33)        $         3.23        $       (0.68)
                                                   ==========           ==========            ===========           ==========

Diluted earnings (loss) per share
Reported net income (loss)                         $     2.94        $       (1.35)        $         3.23        $       (0.73)
Add back:  Goodwill amortization                           --                 0.02                     --                 0.05
                                                   ----------           ----------            -----------           ----------
Adjusted net income (loss)                         $     2.94        $       (1.33)        $         3.23        $       (0.68)
                                                   ==========           ==========            ===========           ==========

13.  INCOME TAXES:

During the third quarter of 2002, the State of Tennessee increased the corporate income tax rate from 6.0% to 6.5%. As a result of this change, the Company recorded additional tax expense related to its state deferred tax liabilities of $1.5 million, net of the federal tax benefit. During the second quarter of 2002, the Company recognized a $15.5 million benefit as a reduction in income tax expense resulting from the settlement of certain federal income tax issues with the Internal Revenue Service. The Company will not receive any cash proceeds related to this benefit. Also during the second quarter of 2002, the Company received an income tax refund of $64.6 million in cash from the U.S. Department of Treasury as a result of the net operating losses carry-back provisions of the Job Creation and Worker Assistance Act of 2002. Receipt of the income tax refund of $64.6 million had no net impact on the accompanying condensed consolidated statements of operations.

14.  COMMITMENTS AND CONTINGENCIES:

During 2002, the Company was a defendant in a class action lawsuit related to the manner in which Gaylord Opryland distributes service and delivery charges to certain employees. Tennessee has a "Tip" statute that requires a business to pay tips shown on statements over to its employee or employees who have served the customer. The Company settled the suit subsequent to the third quarter of 2002. The Company reserved an appropriate amount for this particular claim.

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

(in thousands)                                          Three Months Ended                          Nine Months Ended
                                                            September 30,                              September 30,
                                                   -------------------------------            --------------------------------
                                                      2002                  2001                  2002                  2001
                                                   ----------            ---------            ----------            ----------
Revenues:
    Hospitality                                    $   85,066            $  54,010            $  245,834            $  164,162
    Attractions                                        14,783               12,900                48,545                48,317
    Media                                               3,073                2,193                 7,975                 6,852
    Corporate and other                                    32                   61                   144                   171
                                                   ----------            ---------            ----------            ----------
        Total                                      $  102,954            $  69,164            $  302,498            $  219,502
                                                   ==========            =========            ==========            ==========

Depreciation and amortization:
    Hospitality                                    $   11,219            $   6,381            $   33,547            $   19,044
    Attractions                                         1,142                1,397                 3,737                 4,339
    Media                                                 159                  166                   463                   496
    Corporate and other                                 1,449                1,700                 4,283                 5,094
                                                   ----------            ---------            ----------            ----------
        Total                                      $   13,969            $   9,644            $   42,030            $   28,973
                                                   ==========            =========            ==========            ==========

Operating income (loss):
    Hospitality                                    $    8,510            $   6,982            $   16,959            $   23,959
    Attractions                                         1,895                 (540)                3,423                (2,184)
    Media                                                 293                  (57)                 (362)                 (439)
    Corporate and other                                (9,748)             (11,236)              (32,355)              (31,832)
    Preopening costs                                   (1,867)              (3,153)               (8,223)               (7,461)
    Gain on sale of assets                             19,962                   --                30,529                    --
    Impairment and other charges                           --                   --                    --               (11,388)
    Restructuring charges                                  --                   --                   (70)                2,304
                                                   ----------            ---------            ----------            ----------
        Total                                      $   19,045            $  (8,004)           $    9,901            $  (27,041)
                                                   ==========            =========            ==========            ==========

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

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data from continuing operations for the three month and nine month periods ended September 30, 2002 and 2001. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                               -------------------------------------    --------------------------------------
                                                 2002        %       2001        %        2002        %        2001        %
                                               --------    -----   --------    -----    --------    -----    --------    -----
Revenues:
  Hospitality                                  $ 85,066     82.6   $ 54,010     78.1    $245,834     81.3    $164,162     74.8
  Attractions                                    14,783     14.4     12,900     18.7      48,545     16.1      48,317     22.0
  Media                                           3,073      3.0      2,193      3.2       7,975      2.6       6,852      3.1
  Corporate and other                                32       --         61       --         144       --         171      0.1
                                               --------    -----   --------    -----    --------    -----    --------    -----
      Total revenues                            102,954    100.0     69,164    100.0     302,498    100.0     219,502    100.0
                                               --------    -----   --------    -----    --------    -----    --------    -----

Operating expenses:
  Operating costs                                59,858     58.1     46,820     67.7     190,937     63.1     147,609     67.2
  Selling, general & administrative              28,177     27.4     17,551     25.4      81,866     27.1      53,416     24.3
  Preopening costs                                1,867      1.8      3,153      4.6       8,223      2.7       7,461      3.4
  Gain on sale of assets                        (19,962)   (19.4)        --       --     (30,529)   (10.1)         --       --
  Impairment and other charges                       --       --         --       --          --       --      11,388      5.2
  Restructuring charges, net                         --       --         --       --          70       --      (2,304)    (1.0)
  Depreciation and amortization:
    Hospitality                                  11,219               6,381               33,547               19,044
    Attractions                                   1,142               1,397                3,737                4,339
    Media                                           159                 166                  463                  496
    Corporate and other                           1,449               1,700                4,283                5,094
                                               --------    -----   --------    -----    --------    -----    --------    -----
     Total depreciation and amortization         13,969     13.6      9,644     13.9      42,030     13.9      28,973     13.2
                                               --------    -----   --------    -----    --------    -----    --------    -----
        Total operating expenses                 83,909     81.5     77,168    111.6     292,597     96.7     246,543    112.3
                                               --------    -----   --------    -----    --------    -----    --------    -----

Operating income (loss):
    Hospitality                                   8,510     10.0      6,982     12.9      16,959      6.9      23,959     14.6
    Attractions                                   1,895     12.8       (540)    (4.2)      3,423      7.1      (2,184)    (4.5)
    Media                                           293      9.5        (57)    (2.6)       (362)    (4.5)       (439)    (6.4)
    Corporate and other                          (9,748)      --    (11,236)      --     (32,355)      --     (31,832)      --
    Preopening costs                             (1,867)      --     (3,153)      --      (8,223)      --      (7,461)      --
    Gain on sale of assets                       19,962       --         --       --      30,529       --          --       --
    Impairment and other charges                     --       --         --       --          --       --     (11,388)      --
    Restructuring charges, net                       --       --         --       --         (70)      --       2,304       --
                                               --------    -----   --------    -----    --------    -----    --------    -----
        Total operating income (loss)          $ 19,045     18.5   $ (8,004)   (11.6)   $  9,901      3.3    $(27,041)   (12.3)
                                               ========    =====   ========    =====    ========    =====    ========    =====

PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO PERIODS ENDED SEPTEMBER 30, 2001

Revenues

Total revenues increased $33.8 million, or 48.9%, to $103.0 million in the third quarter of 2002, and increased $83.0 million, or 37.8%, to $302.5 million in the first nine months of 2002. Revenues for both the three months and nine months ended September 30, 2002, increased primarily due to the opening of the Gaylord Palms Resort and Convention Center in Kissimmee, Florida ("Gaylord Palms") in January 2002.

Revenues in the hospitality segment increased $31.1 million, or 57.5%, to $85.1 million in the third quarter of 2002, and increased $81.7 million, or 49.8%, to $245.8 million in the first nine months of 2002. Gaylord Palms recorded revenues of $100.2 million for the period subsequent to its opening. This revenue was partially offset by the decrease in the revenues of the Gaylord Opryland Resort and Convention Center in Nashville, Tennessee ("Gaylord Opryland") of $18.6 million, or 11.7%, to $140.7 million in the first nine months of 2002. The Gaylord Opryland's occupancy rate decreased to 67.0% in the first nine months of 2002 compared to 69.6% in the first nine months of 2001. Gaylord Opryland's average daily rate increased to $140.09 in the first nine months of 2002 from $137.22 in the first nine months of 2001. Revenue per available room (RevPAR) for the Gaylord Opryland increased 5.5% to $96.71 for the third quarter of 2002 as compared to the third quarter of 2001, and decreased 1.8% to $93.83 for the first nine months of 2002 compared to $95.54 in the first nine months of 2001. The decrease in revenue was primarily attributable to the impact of a softer economy and decreased occupancy levels following the September 11th terrorist attacks. The decrease in revenue was also partially attributable to the annual rotation of convention business among different markets that is common in the meeting and convention industry. Gaylord Palms recorded an occupancy rate, average daily rate, and RevPAR of 68.2%, $170.66 and $116.41, respectively, during the period subsequent to its opening.

Revenues in the attractions segment increased $1.9 million, or 14.6%, to $14.8 million in the third quarter of 2002, and increased $0.2 million, or 0.5%, to $48.5 million in the first nine months of 2002. The increase was primarily attributable to the increase in revenues of the Grand Ole Opry due to an increase in popular performers appearing on the Grand Ole Opry. The increase of Grand Ole Opry revenues was partially offset by decreased revenues in Corporate Magic, the Company's corporate meeting planning business, of $2.4 million for the first nine months of 2002 primarily due to reduced corporate spending.

Revenues in the media segment increased $0.9 million, or 40.1%, to $3.1 million in the third quarter of 2002, and increased $1.1 million, or 16.4%, to $8.0 million in the first nine months of 2002 due to more effective selling of the Company's radio inventory.

Total Operating Expenses

Total operating expenses increased $6.7 million, or 8.7%, to $83.9 million in the third quarter of 2002, and increased $46.1 million, or 18.7%, to $292.6 million in the first nine months of 2002. Operating costs, as a percentage of revenues, decreased to 63.1% during the first nine months of 2002 as compared to 67.2% during the first nine months of 2001. Selling, general and administrative expenses, as a percentage of revenues, increased to 27.1% during the first nine months of 2002 as compared to 24.3% during the first nine months of 2001.

Operating Costs

Operating costs in the hospitality segment increased $15.2 million, or 45.2%, to $48.8 million in the third quarter of 2002, and increased $51.8 million, or 52.6%, to $150.4 million for the first nine months of 2002. The increase in operating costs was attributable to the opening of Gaylord Palms in January 2002. The operating costs of Gaylord Palms equaled $60.8 million subsequent to its opening, including $7.3 million of real estate lease expense related to the 75-year operating lease on the 65.3-acre site on which Gaylord Palms is located. As required by SFAS No. 13, "Accounting for Leases", the terms of this lease require that the Company recognize the lease expense on a straight-line basis, which resulted in approximately $5.3 million of non-cash lease expense during the first nine months of 2002. The increase was partially offset by a decrease in operating costs at Gaylord Opryland of $6.7 million associated with lower revenues and reduced occupancy.

Operating costs in the attractions segment decreased $1.1 million, or 12.3%, to $8.0 million in the third quarter of 2002, and decreased $5.5 million, or 14.9%, to $31.4 million in the first nine months of 2002. The decrease is attributable to decreased operating expenses at Corporate Magic of $4.8 million related to lower revenues and cost saving measures implemented during the first nine months of 2002.

Operating costs in the media segment increased slightly, by $0.1 million, or 5.3%, in the third quarter of 2002, and increased slightly, by $0.4 million, or 10.6%, in the first nine months of 2002. The increase in operating costs was attributable to increased revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the hospitality segment increased $9.5 million, or 134.5%, to $16.6 million for the three months ended September 30, 2002 and increased $22.3 million, or 99.1%, to $44.9 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses in the hospitality segment is primarily attributed to these costs at Gaylord Palms subsequent to its January 2002 opening.

Selling, general and administrative expenses in the attractions segment increased $0.8 million, or 27.5%, to $3.8 million for the three months ended September 30, 2002 compared to the same period in 2001. Selling, general and administrative expenses in the attractions segment increased slightly by $0.7 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Selling, general and administrative expenses in the media segment increased slightly by $0.7 million for the nine months ended September 30, 2002, as compared to the same period in 2001 due to the increase in revenues.

Selling, general and administrative expenses in the corporate and other segment, consisting primarily of senior management salaries and benefits, legal, human resources, accounting and other administrative costs, decreased slightly in the third quarter, and increased $4.7 million, or 25.3%, for the nine months ended September 30, 2002. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company's other operating segments. Other increases in corporate, selling, general and administrative expenses can be attributed to increased personnel costs related to new corporate departments that did not exist last year, new management personnel in other corporate departments, increased corporate marketing expenses and increased bonus accruals as compared to the same period in 2001.

Preopening Costs

Preopening costs related to the Company's hotel development activities in Florida and Texas decreased $1.3 million for the third quarter due to the opening of the Gaylord Palms in January 2002. Preopening costs increased $0.8 million, or

10.2%, to $8.2 million, in the first nine months of 2002. During the third quarter of 2002, the Company announced the Gaylord Opryland Texas Resort and Convention Center is projected to open in April 2004.

Gain on Sale of Assets

During the second quarter of 2002, the Company sold its partnership share of the Opry Mills shopping center to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002. During the third quarter of 2002, the Company sold its interest in the land lease and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

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

During the fourth quarter of 2000, the Company recognized pretax restructuring charges of $16.4 million related to exiting certain lines of businesses and implementing a new strategic plan. The restructuring charges consisted of contract termination costs of $10.0 million to exit specific activities and employee severance and related costs of $6.4 million.

During the second quarter of 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $2.3 million of the restructuring charges originally recorded during the fourth quarter of 2000.

Depreciation Expense

Depreciation expense increased $4.3 million, or 48.8%, to $13.0 million in the third quarter of 2002 and increased $13.1 million, or 50.2%, to $39.3 million for the first nine months of 2002. The increase in the three months and nine months ended September 30, 2002 is primarily attributable to Gaylord Palms depreciation expense of $4.7 million and $13.9 million, respectively.

Amortization Expense

Amortization expense decreased slightly, by $0.1 million for the nine months ended September 30, 2002. Amortization of software increased $0.6 million in the first nine months of 2002 primarily at Gaylord Opryland and Gaylord Palms. This increase was partially offset by the adoption of SFAS No. 142, under the provisions of which the Company no longer amortizes goodwill. Amortization of goodwill for continuing operations for the nine months ended September 30, 2001, was $0.6 million.

Operating Income (Loss)

Total operating income increased $27.0 million from an operating loss to operating income of $19.0 million in the third quarter of 2002. Total operating income increased $36.9 million to an operating income of $9.9 million in the first nine months of 2002. As discussed above, a $20.0 million gain was recorded in the third quarter of 2002 related to the sale of the Company's partnership interest in the land lease related to Opry Mills. The Company recorded a gain of approximately $10.6 million during the second quarter of 2002 related to the Company's sale of its one-third interest in the partnership. Operating income in the hospitality segment decreased $7.0 million during the first nine months of 2002 primarily as a result of decreased operating income of the Gaylord Opryland hotel, which was partially offset by the operating income of Gaylord Palms of $3.3 million subsequent to its January 2002 opening. Operating income of the attractions segment increased $5.6 million to operating income of $3.4 million for the first nine months of 2002. The operating income of the attractions segment increased as a result of increased operating income of Corporate Magic of $3.1 million due to decreased operating expenses and decreased amortization due to the ceasing of amortization of goodwill. The operating income of the attractions segment also increased due to increased operating income of the Grand Ole Opry of $1.7 million. Media segment operating loss decreased $0.1 million during the first nine months of 2002. Operating loss of the corporate and other segment increased $0.5 million during the first nine months of 2002 primarily due to the net charges related to the Company's amendment of its retirement plans, retirement savings plan and postretirement benefits plans discussed above. The increase caused by the changes in the retirement plans, retirement savings and postretirement benefits plans were offset by increased cost control measures implemented in the Corporate segment.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $2.9 million to $11.9 million for the third quarter of 2002, and increased $6.3 million to $36.3 million in the first nine months of 2002. The increase in the first nine months of 2002 was primarily caused by a decrease in capitalized interest of $11.4 million related to Gaylord Palms' opening for business during the first quarter of 2002. This decrease due to the Gaylord Palms opening was partially offset by the increased spending related to the construction of the Gaylord Opryland Texas Resort and Convention Center. The increase is partially offset by lower weighted average interest rates. The Company's weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract discussed below, was 5.3% in the first nine months of 2002 as compared to 6.6% in the first nine months of 2001.

Interest Income

Interest income decreased $0.5 million to $0.8 million for the third quarter of 2002, and decreased $2.6 million to $1.9 million in the first nine months of 2002. The decrease in the first nine months of 2002 primarily relates to a decrease in average invested cash balances in the first nine months of 2002 as compared to the same period in 2001.

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

In connection with the adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, as discussed below. For the three months ended September 30, 2002, the Company recorded a pretax loss of $42.0 million related to the decrease in fair value of the Viacom stock and a pretax gain of $60.7 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the nine months ended September 30, 2002, the Company recorded a pretax loss of $39.6 million related to the decrease in fair value of the Viacom stock and a pretax gain of $80.8 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the three months ended September 30, 2001, the Company recorded a pretax loss of $189.8 million related to the decrease in fair value of the Viacom stock and a pretax gain of $168.3 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. For the nine months ended September 30, 2001, the Company recorded a pretax loss of $134.8 million related to the decrease in fair value of the Viacom stock and a pretax gain of $141.2 million reflecting the change in the estimated value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The nonrecurring pretax gain of $29.4 million was recorded as unrealized gain on Viacom stock.

Other Gains and Losses

Other gains and losses decreased $5.0 million during the nine months ended September 30, 2002 as compared to the same period in 2001. The indemnification period related to the 1999 disposal of television station KTVT ended during the second quarter of 2001, which allowed the Company to recognize a non-operating pretax gain of $4.6 million related to the settlement of the remaining contingencies. Also during 2001, the Company recorded a gain of $0.7 million related to the settlement of remaining contingencies on the 1998 sale of the Company's interest in the Texas Rangers Baseball Club, Ltd.

Income Taxes

Income tax expense for the three months ended September 30, 2002 was $11.7 million, with an effective tax rate of 42.7%. The effective rate is different from the statutory rate of 39.2%, primarily due to the State of Tennessee in July 2002 increasing the corporate income tax rate from 6.0% to 6.5%, retroactive to January 1, 2002, which resulted in additional state tax expense of $1.5 million, net of the federal benefit, and a $0.8 million reduction to certain estimated state and federal deferred tax liabilities.

Income tax benefit for the nine months ended September 30, 2002, was $7.7 million, which includes a $15.5 million benefit related to the settlement in the second quarter of certain federal income tax issues with the Internal Revenue Service. The Company will not receive any cash proceeds related to this benefit. Excluding the $15.5 million federal tax benefit, the effective rate was 43.2%, which is different from the statutory rate of 39.2%, primarily due to the State of Tennessee in July 2002 increasing the corporate income tax rate from 6.0% to 6.5%, retroactive to January 1, 2002, which resulted in additional state tax expense of $1.5 million, net of the federal benefit, and the $0.8 million reduction to certain estimated state and federal deferred tax liabilities.

Income tax benefit for the three and nine months ended September 30, 2001 was $12.3 million and $3.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2001 was 32.9% and 31.5%, respectively. The effective tax rate is different from the statutory rate of 38.9% primarily due to no state tax benefit being recognized since future realization is uncertain.

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

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of September 30, 2002 and December 31, 2001 and for the three months and nine months ended September 30, 2002 and 2001: Acuff-Rose Music Publishing, Word Entertainment ("Word"), the Company's international cable networks, the Oklahoma Redhawks (the "Redhawks"), GET Management, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, and the Company's water taxis. During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002. The Company recognized a pretax gain of $130.6 million during the three months ended September 30, 2002 related to the sale in discontinued operations in the condensed consolidated statements of operations. During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Also during the first quarter of 2002, the Company sold or otherwise ceased operations of Word and the international cable networks. The other businesses listed above were sold during 2001.

During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million related to the sale in discontinued operations in its results of operations for the first nine months of 2002. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness. During the third quarter of 2001, the Company committed to a plan to sell Word. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29 million in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30:

(in thousands)                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    ------------------------        ------------------------
                                                                      2002            2001            2002            2001
                                                                    --------        --------        --------        --------
REVENUES:
   Word Entertainment                                               $     --        $ 33,322        $  2,594        $ 87,184
   Acuff-Rose Music Publishing                                            --           3,761           7,654          11,400
   International cable networks                                           --           1,264             744           3,815
   Businesses sold to OPUBCO                                              --              --              --           2,195
   Redhawks                                                            2,557           1,948           6,048           5,971
   Other                                                                  --             257              --             432
                                                                    --------        --------        --------        --------
      Total revenues of
         discontinued operations                                    $  2,557        $ 40,552        $ 17,040        $110,997
                                                                    ========        ========        ========        ========

OPERATING INCOME (LOSS):
   Word Entertainment                                               $    (11)       $    367        $   (917)       $ (6,263)
   Acuff-Rose Music Publishing                                          (460)            796             933           2,324
   International cable networks                                           --          (1,280)         (1,576)         (5,463)
   Businesses sold to OPUBCO                                              --              --              --          (1,459)
   Redhawks                                                              711             126             974             655
   Other                                                                  --             (37)             --            (560)
                                                                    --------        --------        --------        --------
      Total operating income (loss) of
         discontinued operations                                         240             (28)           (586)        (10,766)

INTEREST EXPENSE                                                          --            (123)            (80)           (677)
INTEREST INCOME                                                           11              18              61             174
OTHER GAINS AND LOSSES                                               130,790         (29,863)        135,413         (32,837)
                                                                    --------        --------        --------        --------

Income (loss) before provision (benefit) for income taxes            131,041         (29,996)        134,808         (44,106)

PROVISION (BENEFIT) FOR INCOME TAXES                                  47,442          (9,929)         48,805         (14,712)
                                                                    --------        --------        --------        --------
Income (loss) from discontinued operations                          $ 83,599        $(20,067)       $ 86,003        $(29,394)
                                                                    ========        ========        ========        ========

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                          2002            2001
                                                                                      -------------   ------------
Current assets:
   Cash and cash equivalents                                                            $  1,433        $  3,889
   Trade receivables, less allowance of $354 and $2,785, respectively                        168          28,999
   Inventories                                                                               187           6,486
   Prepaid expenses                                                                          158          10,333
   Other current assets                                                                       --             823
                                                                                        --------        --------
      Total current assets                                                                 1,946          50,530
Property and equipment, net of accumulated depreciation                                    3,222          17,342
Goodwill, net of accumulated amortization                                                  1,162          28,688
Amortizable intangible assets, net of accumulated amortization                             3,942           6,125
Music and film catalogs                                                                       --          26,274
Other long-term assets                                                                       671           5,587
                                                                                        --------        --------
      Total long-term assets                                                               8,997          84,016
                                                                                        --------        --------
           Total assets                                                                 $ 10,943        $134,546
                                                                                        ========        ========

Current liabilities:
   Current portion of long-term debt                                                    $    926        $  5,515
   Accounts payable and accrued expenses                                                   5,832          25,318
                                                                                        --------        --------
      Total current liabilities                                                            6,758          30,833
Other long-term liabilities                                                                   --               7
                                                                                        --------        --------
     Total long-term liabilities                                                              --               7
                                                                                        --------        --------
     Total liabilities                                                                     6,758          30,840
                                                                                        --------        --------

     Minority interest of discontinued operations                                          1,914           1,679
                                                                                        --------        --------
          Total liabilities and minority interest of discontinued operations            $  8,672        $ 32,519
                                                                                        ========        ========

Cumulative Effect of Accounting Change

During the second quarter of 2002, the Company completed its goodwill impairment test as required by SFAS No. 142. In accordance with the provisions of SFAS No. 142, the Company has reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the consolidated statements of operations.

On January 1, 2001, the Company recorded a gain of $11.9 million, net of deferred taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract on its Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash flows provided by operating activities totaled $64.9 million and $24.5 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily related to the change in the income tax refund of $64.6 million for the nine months ended September 30, 2002 as compared to $23.9 million for the nine months ended September 30, 2001. The remaining increase was attributable to the increase in operating assets associated with operating activities. Net cash flows from investing activities was $156.1 million for the nine months ended September 30, 2002 and was a net use of $180.3 million for the nine months ended September 30, 2001. The increase was primarily attributable to the sale of the Acuff-Rose Music Publishing, the sale of Word and the sale of its partnership interest in the Opry Mills partnership. The increase was also attributable to the decrease in purchases of property and equipment due to the opening of the Gaylord Palms in January 2002. Net cash flows for financing activities for the nine months ended September 30, 2002 was a use of $64.1 million compared to cash flows provided by financing activities of $168.5 million for the nine months ended September 30, 2001. The decrease is primarily related to a decrease in debt borrowed during the first nine months of 2002, as compared to the same period of 2001. This decrease was offset by a change in restricted cash used to re-pay debt.

Financing

During 2001, the Company entered into a three-year delayed-draw senior term loan ("Term Loan") with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. The Term Loan is primarily secured by the Company's ground lease interest in the Gaylord Palms. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for the nine months ended September 30, 2002 was 9.5%, including 4.3% related to commitment fees and the amortization of deferred financing costs.

During the first quarter of 2002, the Company sold Word's domestic operations, which required the prepayment of the Term Loan in the amount of $80 million. As required by the Term Loan, the Company utilized $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. The Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. Under the Term Loan during the first nine months of 2002, the Company borrowed $85 million and made total payments of $125 million. As of September 30, 2002, the Company had outstanding borrowings of $60 million under the Term Loan.

The Company's ability to borrow additional funds under the Term Loan expired on June 30, 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

During the first quarter of 2001, the Company, through wholly-owned subsidiaries, entered into two loan agreements, a $275 million senior loan (the "Senior Loan") and a $100 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans"). The Senior Loan is secured by a first mortgage lien on the assets of the Gaylord Opryland and matures in 2004. Amounts outstanding under the Senior Loan bear interest at the one-month LIBOR rate plus approximately 0.98%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at the one-month LIBOR rate plus 6.0%. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. At closing, the Company was required to escrow certain amounts, including $20 million related to future renovations and related capital expenditures at Gaylord Opryland. During the second quarter of 2002, the Company utilized $18 million of the proceeds received from a federal income tax refund to make an unscheduled principal payment on the Mezzanine Loan. During the third quarter of 2002, the Company made an unscheduled principal payment in the amount of $16 million on the Mezzanine Loan. For the nine month period ended September 30, 2002, the weighted average interest rates for the Senior Loan and the Mezzanine Loan, including amortization of deferred financing costs, were 4.5% and 10.3%, respectively. At September 30, 2002, the Company had outstanding borrowings of $227.9 million and $66.0 million under the Senior Loan and Mezzanine Loan, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at September 30, 2002, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During the first nine months of 2002, $35.1 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

The Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan during the first and second quarters of 2002. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan with which the failure to comply would result in an event of default. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans, including application of unrestricted cash on hand, which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

During the second quarter of 2002, like other companies in the hospitality industry, the Company was notified by the insurers providing its property and casualty insurance that policies issued upon renewal would no longer include coverage for terrorist acts. As a result, the servicer for the Senior Loan notified the Company in May of 2002 that it believed the lack of insurance covering terrorist acts and certain related matters did constitute a default under that credit facility. Although coverage for terrorist acts was never specifically required as part of the required property and casualty coverage, the Company determined to resolve this issue by obtaining coverage for terrorist acts. The Company has obtained coverage in an amount equal to the outstanding balance of the Senior Loan. During the third quarter of 2002, the Company received notice from the servicer that any previous existing defaults were cured and coverage in an amount equal to the outstanding balance of the loan satisfied the requirements of the Senior Loan. The servicer has reserved the right to impose additional insurance requirements if there is a change in, among other things, the availability or cost of terrorism insurance coverage, the risk of terrorist activity, or legislation affecting the rights of lenders to require borrowers to maintain terrorism insurance.

Based upon the Company's curing any default which may have existed, this debt continues to be classified as long-term in the accompanying condensed consolidated balance sheets.

While the Company has available the balance of the net proceeds from the Term Loan, its unrestricted cash and the net cash flows from operations to fund its cash requirements, additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its anticipated operating losses. While there is no assurance that any further financing will be secured, the Company believes it will secure acceptable funding. However, if the Company is unable to obtain any part of the additional financing it is seeking, or the timing of such financing is significantly delayed, it would require the curtailment of development capital expenditures to ensure adequate liquidity to fund the Company's operations.

The following table summarizes our significant contractual obligations as of September 30, 2002, including long-term debt and operating lease commitments:

(in thousands)


                                        TOTAL AMOUNTS      LESS THAN                                       OVER
CONTRACTUAL OBLIGATIONS                   COMMITTED         1 YEAR         1-3 YEARS     4-5 YEARS       5 YEARS
------------------------------          -------------      ---------       ---------     ---------       -------
Long-term debt                           $  353,643        $  8,004        $345,639        $   --        $     --
Capital leases                                1,493             706             787            --              --
Operating leases                            713,933           8,281          19,480         6,690         679,482
                                         ----------        --------        --------        ------        --------
Total contractual obligations            $1,069,069        $ 16,991        $365,906        $6,690        $679,482
                                         ==========        ========        ========        ======        ========

The total operating lease amount of $713.9 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida for the land where Gaylord Palms is located.

Capital Expenditures

The Company currently projects capital expenditures for the twelve months of 2002 to total approximately $145.8 million, which includes continuing construction costs at the new Gaylord hotel in Grapevine, Texas of approximately $93.6 million, approximately $2.9 million related to the possible development of a new Gaylord hotel in Prince George's County, Maryland and approximately $11.3 million related to Gaylord Opryland. The Company's capital expenditures for continuing operations for the nine months ended September 30, 2002 were $106.1 million.

During the third quarter of 2002, the Company announced that the Gaylord Opryland Texas Resort and Convention Center, located near the Dallas/Fort Worth airport is projected to open in April 2004, two months earlier than previously announced.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS

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

Investments - At September 30, 2002, the Company held an investment of 11 million shares of Viacom Class B common stock, which was received as the result of the acquisition of television station KTVT by CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At September 30, 2002, the fair market value of the Company's investment in the 11 million shares of Viacom stock was $446.2 million, or $40.55 per share. The secured forward exchange contract protects the Company against market decreases below $56.04 per share, thereby limiting the Company's market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Outstanding Debt - The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company's option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan require the Company to purchase interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. The terms of the Nashville Hotel Loans require the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $1.8 million after taxes based on debt amounts outstanding at September 30, 2002.

Cash Balances - Certain of the Company's outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at September 30, 2002. As a result, the interest rate market risk implicit in these investments at September 30, 2002, if any, is low.

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

Summary - Based upon the Company's overall market risk exposures at September 30, 2002, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company's management, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13(a)-14(c) of the Securities Exchange Act of 1934, as amended) and have determined that the design and operation of such controls and procedures are effective. Since the date of these evaluations, there have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS
           Room Service Tip Allocation Class Action. On September 27, 1997, the Company was named as a defendant in a class action lawsuit filed in the Second Circuit Court of Davidson County, Tennessee, related to the manner in which Gaylord Opryland distributed service and delivery charges to certain employees. Tennessee has a "Tip" statute that requires a business to pay tips shown on statements over to its employee or employees who have served the customer. On October 15, 2002, the court preliminarily approved a settlement of this matter for an amount that was approximately equal to the Company's accrued reserve for this particular claim. A final hearing on the settlement is set for December 12, 2002, and if the agreement is approved, final distribution of the settlement funds will be made within thirty days from December 30, 2002. Gaylord agreed to the settlement without any admission of wrongdoing and for the sole purpose of ending the lawsuit.

           Gaylord Films. On March 9, 2001, the Company sold its stock and equity interests in five of its businesses to an affiliate of The Oklahoma Publishing Company ("OPUBCO") for a purchase price of $22 million in cash and the assumption of approximately $20 million in debt. The businesses sold were Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group, and Gaylord Event Television. OPUBCO owns approximately 6.2% of the Company's common stock. Four of the Company's directors, who are the beneficial owners of approximately an additional 27% of the Company's common stock, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. The transaction was reviewed and approved by a special committee of the independent directors of the Company (the "Special Committee"). The Company received an appraisal from a firm that specializes in valuations related to films, entertainment and service businesses as well as a fairness opinion from an investment bank. The Company received notification from OPUBCO asserting that the Company breached certain representations and warranties in the purchase agreement and OPUBCO demanded indemnification from the Company in the amount of $3.1 million. The Company's board of directors referred this matter to the Special Committee for its consideration, and the Special Committee retained independent counsel to advise it on the merits of OPUBCO's indemnification request. After (i) reviewing the matters related to the indemnification request with counsel, (ii) considering the costs and uncertainties associated with litigation and (iii) considering the results of settlement negotiations with OPUBCO, the Special Committee has authorized the Company to enter into a settlement pursuant to which the Company will pay OPUBCO an aggregate of $825,000 and OPUBCO will release the Company from any other claims associated with the Company's indemnification obligations. OPUBCO has agreed to this settlement and it is expected that a settlement agreement will be executed in the near future.

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

    ITEM 5.   OTHER INFORMATION

           Inapplicable

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) See Index to Exhibits following the Signatures page.

           (b) (i) A Current Report on Form 8-K, dated September 6, 2002, reporting the sale of Acuff-Rose Music Publishing to Sony/ATV.
               (ii) A Current Report on Form 8-K, dated August 14, 2002, reporting certification of the second quarter 10-Q by the CEO and CFO pursuant to the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GAYLORD ENTERTAINMENT COMPANY



Date: November 14, 2002        By: /s/ Colin V. Reed
                                  --------------------------------------------
                                   Colin V. Reed
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                               By: /s/ David C. Kloeppel
                                  --------------------------------------------
                                   David C. Kloeppel
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                               By: /s/ Kenneth A. Conway
                                  --------------------------------------------
                                   Kenneth A. Conway
                                   Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Colin V. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gaylord Entertainment Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By: /s/ Colin V. Reed
   ------------------
   Colin V. Reed
   President and Chief Executive Officer

I, David C. Kloeppel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gaylord Entertainment Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By: /s/ David C. Kloeppel
   ----------------------
    David C. Kloeppel
    Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

         99.1     Certification of Colin V. Reed pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.

         99.2     Certification of David C. Kloeppel pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.