Form 10-K
period 2002-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2003-03-31
CIK 1040829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

         As of March 17, 2003, there were 33,789,575 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2002 was approximately $503,662,550. For purposes of the foregoing calculation only, shares of Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                          GAYLORD ENTERTAINMENT COMPANY

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                     PART I

Item 1.           Business................................................................................   1
Item 2.           Properties..............................................................................  14
Item 3.           Legal Proceedings.......................................................................  15
Item 4.           Submission of Matters to a Vote of Security Holders.....................................  15

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...................  16
Item 6.           Selected Financial Data.................................................................  17
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................  21
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk..............................  49
Item 8.           Financial Statements and Supplementary Data.............................................  49
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................  49

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant......................................  50
Item 11.          Executive Compensation..................................................................  50
Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.............................................................  50
Item 13.          Certain Relationships and Related Transactions..........................................  50
Item 14.          Controls and Procedures.................................................................  50

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  51

SIGNATURES................................................................................................  52

                                     PART I

         Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as "we," "us," "Gaylord Entertainment," "Gaylord," or the "Company."

ITEM 1.           BUSINESS

         We are a diversified hospitality company operating principally in four groups: (i) Hospitality, (ii) Attractions, (iii) Media, and (iv) Corporate and Other. The Hospitality segment comprises the operations of the Gaylord Hotel properties and the Radisson Hotel at Opryland. The Attractions segment represents all of the Nashville-area attractions, including the Grand Ole Opry, General Jackson Showboat, Ryman Auditorium, Springhouse Golf Club and the Wildhorse Saloon. It also includes the results of Corporate Magic, the Company's corporate event production business. The Media segment includes the Company's three radio stations. The Corporate and Other segment includes corporate expenses and results from investments in sports franchises and minority investments. These four business segments - Hospitality, Attractions, Media, Corporate and Other - represented 81.9%, 15.3%, 2.7%, and 0.1%, respectively of total revenues in the calendar year ended December 31, 2002. Financial information by industry segment and geographic area for each of the three years in the period ended as of December 31, 2002, appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Results of Operations" and in the Financial Reporting by Business Segments note to our Consolidated Financial Statements included in this annual report on Form 10-K.

HOSPITALITY

         Gaylord Hotels - Strategic Plan. Gaylord Entertainment's goal is to become the nation's premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan "All in One Place," Gaylord Hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made our Gaylord Opryland Resort and Convention Center ("Gaylord Opryland") in Nashville one of the leading convention hotels in the country. In addition to operating Gaylord Opryland in Nashville, we opened our Gaylord Palms Resort and Convention Center ("Gaylord Palms") in Kissimmee, Florida in January 2002, are scheduled to open our new Gaylord hotel in Grapevine, Texas in April of 2004, and have the option to purchase land for the development of a hotel in the Washington, D.C. area. The Company believes that its new convention hotels will enable the Company to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees' desires to visit different areas. The Company also anticipates that its new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.

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

         Gaylord Opryland Resort and Convention Center - Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States. Designed with the lavish gardens and magnificent charm of a glorious Southern mansion, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland attracts convention business from trade associations and corporations, which accounted for approximately 80% of the hotel's revenues in each of 2002, 2001, and 2000. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson showboat, the Springhouse Golf Club (the Company's 18-hole championship golf course), and other attractions in the Nashville area. The Company believes that the ambiance created at Gaylord Opryland and the combination of the quality of its convention facilities and availability of live musical entertainment are factors that differentiate it from other convention hotels. In late 1999, the Company began a three-year, $54 million renovation and capital improvement program to refurbish the hotel, and as of December 31, 2002 this renovation program was substantially complete.

         The following table sets forth information concerning Gaylord Opryland in Nashville for each of the five years in the period ended December 31, 2002.

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                    2002         2001         2000         1999         1998
                                                    ----         ----         ----         ----         ----
Average number of guest rooms...............         2,881        2,883        2,883        2,884        2,884
Occupancy rate..............................          68.6%        70.3%        75.9%        78.0%        79.1%
Average daily rate ("ADR")..................     $  142.58    $  140.33    $  140.03    $  135.48    $  137.02
Revenue per available room ("RevPAR").......     $   97.80    $   98.65    $  106.22    $  105.66    $  108.33
Food and beverage revenues (in thousands)...     $  66,312    $  72,800    $  81,093    $  85,686    $  81,518
Total revenues (in thousands)...............     $ 206,132    $ 221,953    $ 229,859    $ 234,435    $ 233,645

         Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 124,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet.

         Gaylord Palms Resort and Convention Center - Kissimmee, Florida. We opened our Gaylord Palms Resort and Convention Center in Kissimmee, Florida in January 2002. Gaylord Palms has 1,406 signature guest rooms and approximately 400,000 square feet of total meeting and exhibit space. The hotel is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World(R) Resort complex. Gaylord Palms is designed similarly to Gaylord Opryland, with rooms overlooking large glass-covered atriums. The three atriums at Gaylord Palms are modeled after notable areas from the State of Florida: the Everglades, Key West and St. Augustine. Gaylord Palms also has a full-service spa, which with 20,000-square feet of dedicated space (over 25 treatment rooms) is one of the largest spas in Central Florida. The spa, known as the Canyon Ranch Spa Club, is managed by the Canyon Ranch Spa Company from Arizona, a leader in spa management. Hotel guests also have golf privileges at the world class Falcon's Fire Golf Club, located a half-mile from the property.

         The following table sets forth information concerning Gaylord Palms in Kissimmee for the period subsequent to its January 2002 opening.

                                                                 2002
                                                                 ----
Average number of guest rooms...............                      1,406
Occupancy rate..............................                       64.9%
Average daily rate ("ADR")..................                  $  168.65
Revenue per available room ("RevPAR").......                  $  109.37
Food and beverage revenues (in thousands)...                  $  54,411
Total revenues (in thousands)...............                  $ 126,473

         Gaylord Opryland Texas. We began construction on our new Gaylord hotel in Grapevine, Texas in June of 2000, and the hotel is scheduled to open in April of 2004. The 1,508 room hotel and convention center is located eight minutes from the Dallas/Fort Worth Airport. Like its sister property in Kissimmee, Florida, our Texas hotel will feature a grand atrium enclosing several acres as well as over 400,000 square feet of pre-function, meeting and exhibition space all under one roof. The property will also include a number of themed restaurants with an additional restaurant located on the point overlooking Lake Grapevine.

         Total net real estate, construction, and furnishings, fixtures and equipment and capitalized interest costs for the new Texas hotel are currently anticipated to be in the range of $515 million. As of December 31, 2002, the Company has incurred approximately $213 million of these costs.

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

ATTRACTIONS

         The Grand Ole Opry. The Grand Ole Opry, which celebrated its 75th anniversary in 2000, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as Tuesday Night Opry's on a seasonal basis. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.

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

         The Grand Ole Opry currently has approximately 70 performing members who are stars or other notables in the country music field. There are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists. Members include traditional favorites, such as Loretta Lynn and George Jones, as well as contemporary artists, like Alan Jackson, Vince Gill, and Martina McBride.

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

         Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, was recently designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. Recent concert performers have included Ricky Skaggs, Bruce Springsteen, Coldplay, The Pretenders, Dixie Chicks, Willie Nelson, Alison Krauss and Elvis

Costello. The Ryman Auditorium consistently has received local awards as a venue for live music performances, and in January 2001, CitySearch editors listed the Ryman Auditorium among the top five concert venues in the United States for the second year in a row.

         Since its reopening, the Ryman Auditorium has featured musicals produced by the Company such as Always . . . Patsy Cline, Lost Highway - The Music & Legend of Hank Williams, Bye Bye Love - The Everly Brothers Musical, and Stand By Your Man: The Tammy Wynette Story. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2002 to February 2003. The Ryman Auditorium is also host to a number of special events.

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

         On March 25, 2003, the Company, through its wholly-owned subsidiary Gaylord Investments, Inc., entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. ("Cumulus"), and the Company entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $65 million in cash. Consummation of the sale of assets is subject to customary closing conditions, including regulatory approvals, and is expected to take place in the third quarter of 2003. In connection with this agreement, we also entered into a local marketing agreement with Cumulus pursuant to which, from the second business day after the expiration or termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976 until the closing of the sale of the assets, we will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. The Company will continue to own and operate WSM-AM and under the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

CORPORATE AND OTHER

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

         Nashville Predators. The Company owns a 12.84% interest in the Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, a National Hockey League franchise which began its fifth season in the fall of 2002. In July of 2002, we exercised the first of our three put options, each of which gives us the right to require that the Predators repurchase one-third (1/3) of our interest in the partnership. To date, the Predators have not completed this repurchase. We are engaged in continuing discussions with the Predators' partnership regarding our right to have our interest repurchased. In our accompanying financial statements, the value of our investment in the Predators' partnership has been reduced to zero. In August 1999, the Company entered into a Naming Rights Agreement with the limited partnership whereby the Company purchased the right to name the Nashville Arena the "Gaylord Entertainment Center" and to place certain advertising within the arena. Under the agreement, which has a 20-year term, the Company is required to make annual payments, beginning at $2,050,000 in the first year and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year.

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

         Opry Core Asset Group: consisting of the Grand Ole Opry, WSM-AM radio, and the Ryman Auditorium.

         It was thus determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/CMT International, Opry Mills and GET Management were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company. Gaylord Digital, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, Z Music and the Opryland River Taxis, also not core assets of the Company, had previously been sold or otherwise disposed of by the Company. Remaining businesses to be sold include the Company's interests in the Nashville Predators and the Oklahoma Redhawks, and certain miscellaneous real estate holdings. Management has yet to make a final decision as to whether to sell its minority interest in Bass Pro Shops, which it has determined to be a non-core asset. Following the decision to divest certain businesses, we restructured the corporate organization to streamline operations and remove duplicative costs. The Opryland Hospitality management group was combined with the Corporate management group and all Nashville management employees were consolidated into the Company's Wendell Office Building. Highlights of some of the key developments resulting from this corporate redirection are set forth below.

         Sale of Acuff-Rose Music Publishing to Sony/ATV Music Publishing. On August 27, 2002, the Company completed the sale of its Acuff-Rose Music Publishing operations through the sale of substantially all of the assets (with certain exceptions) and the assumption of certain liabilities and obligations of Acuff-Rose Music Publishing, LLC, Acuff-Rose Music, LLC, Milene Music, LLC, Springhouse Music, LLC and Hickory Records, LLC (collectively, the "Sellers"), to Sony/ATV Music Publishing LLC. The Sellers engaged in the business of acquiring, publishing and exploiting musical compositions and producing, distributing and exploiting sound recordings. The proceeds from the sale totaled approximately $157 million in cash, before royalties payable to Sony for the period beginning July 1, 2002. The net proceeds were used to pay down amounts outstanding under the Company's credit facility with Deutsche Bank, Citibank and CIBC and to continue to build its core hospitality brand, Gaylord Hotels.

         Sale of Opry Mills Partnership Interest to The Mills Corporation. During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to The Mills Corporation for approximately $30.8 million in cash.

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

         Closing of International Cable Operations. On February 25, 2002, the Company closed its cable network operations in Brazil, Asia and Australia by selling its assets associated with MusicCountry Asia and MusicCountry Brazil to the Sound Track Channel ("STC"), a privately owned California limited liability company. In exchange for the assets, STC delivered to the Company promissory notes totaling approximately $3 million and a 5% equity interest in STC. In addition, as a part of the transaction with STC, STC assumed a portion of the Company's obligations under the Transponder Agreement with PanAmSat Corporation. The Company also closed its international cable operations in Argentina under an agreement with its joint venture partners pursuant to which the Company transferred its equity in Solo Tango, S.A. and Latin America MusicCountry, S.A. in exchange for cancellation of future obligations the Company had to its minority partners. In January of 2003, the Company completed its exit from the international cable business by selling its minority investment in Video Rola in Mexico for $650,000.

         Sale of Five Businesses to OPUBCO. On March 9, 2001, the Company sold its stock and equity interests in five of its businesses to The Oklahoma Publishing Company ("OPUBCO") for a purchase price of $22 million in cash and the assumption of approximately $20 million in debt. The businesses sold were Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group, and Gaylord Event Television. OPUBCO beneficially owns 6.2% of the Company's common stock. Three of the Company's directors, who are the beneficial owners of an additional 13.6% of the Company's common stock, are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. The transaction was reviewed and approved by a special committee of the independent directors of the Company. The Company received an appraisal from a firm that specializes in valuations related to films, entertainment and service businesses as well as a fairness opinion from an investment bank in connection with this transaction.

         Shortly after the closing, the Company received notification from OPUBCO asserting that the Company breached certain representations and warranties in the purchase agreement and OPUBCO demanded indemnification from the Company in the amount of $3.1 million. The Company's board of directors referred this matter to a special committee of independent directors for its consideration, and the special committee retained independent counsel to advise it on the merits of OPUBCO's indemnification request. After (i) reviewing the matters related to the indemnification request with counsel, (ii) considering the costs and uncertainties associated with litigation and (iii) considering the results of settlement negotiations with OPUBCO, the special committee authorized the Company to enter into a settlement pursuant to which the Company paid OPUBCO an aggregate of $825,000 and OPUBCO released the Company from any claims associated with the Company's indemnification obligations.

         Financing Activities. In February 2003, the Company received a commitment for a $225 million credit facility from Deutsche Bank, Bank of America and CIBC. The facility will consist of a $200 million term loan and a $25 million revolving credit facility. The Company expects definitive agreements with respect to this credit facility will be executed in the second quarter of 2003. Funding of the credit facility is subject to customary closing conditions and the lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if the lenders determine that certain conditions exist within the Company's operations or if certain changes occur within the financial markets. Proceeds of the new credit facility will be used to pay off the Company's existing $60 million Term Loan, described below, and to complete the construction of Gaylord Opryland Texas.

         On October 9, 2001, the Company entered into a three-year $210 million delayed-draw senior term loan (the "Term Loan") with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. Proceeds of the Term Loan were used to finance the completion of Gaylord Palms and for general operating needs of the Company. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. The amounts outstanding under the term loan at March 21, 2003 were $60 million.

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

         During May 2000, the Company entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to approximately 10.9 million shares of the Company's Viacom, Inc. Class B non-voting common stock ("Viacom Stock"). The contract has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value. By entering into the secured forward exchange contract, the Company realized cash proceeds of $506.3 million, net of discounted prepaid contract payments related to the first 3.25 years of the contract and transaction costs totaling $106.7 million. During October 2000, the Company prepaid the remaining contract payments related to the final 3.75 years of the contract for $83.2 million. As a result of the prepayment of the remaining contract payments, the Company was released from the covenants in the secured forward exchange contract which limited the Company's right to sales of assets, to incur additional indebtedness and to grant liens. The Company utilized $394.1 million of the net proceeds from the secured forward exchange contract to repay all outstanding indebtedness under its revolving credit facility.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a more complete description of the Company's financing activities.

EMPLOYEES

         As of December 31, 2002, the Company had approximately 4,215 full-time and 513 part-time and temporary employees. Of these, approximately 3,535 full-time and 176 part-time employees were employed in Hospitality; approximately 360 full-time and 305 part-time employees were employed in Attractions; approximately 83 full-time and 23 part-time employees were employed in Media; and approximately 237 full-time and 9 part-time employees were employed in Corporate and Other. The Company believes its relations with its employees are good.

COMPETITION

         Hospitality. The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 84 convention hotels located outside of Las Vegas, Nevada that have more than 800 rooms each, as well as the Las Vegas hotel/casinos. Many of these hotels are operated by companies with greater financial, marketing, and human resources than the Company. The Company believes that competition among convention hotels is based on, among other things, factors which include: (i) the hotel's reputation, (ii) the quality of the hotel's facility, (iii) the quality and scope of a hotel's meeting and convention facilities and services, (iv) the desirability of a hotel's location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility's accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. The Company's hotels also compete against civic convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).

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

         Media. The Company's radio stations compete with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. WSM-AM, WSM-FM, and WWTN-FM compete for advertising revenues with other radio stations in the Nashville market on the basis of formats, ratings, market share, and the demographic makeup of their audiences. Advertising rates of the radio stations are based principally on the size, market share, and demographic profile of their listening audiences. The Company's radio stations primarily compete for both audience share and advertising revenues. They also compete with the Internet, newspapers, billboards, cable networks, local cable channels, and magazines for advertising revenues. Management competence and experience, station frequency signal coverage, network affiliation, effectiveness of programming format, sales effort, and level of customer service are all important factors in determining competitive position.

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

ADDITIONAL INFORMATION

         Our web site address is www.gaylordentertainment.com. Please note that our web site address is provided as an inactive textual reference only. We make available free of charge through our web site, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

WE MAY NOT BE ABLE TO IMPLEMENT SUCCESSFULLY OUR BUSINESS STRATEGY.

         We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States and our attractions and media properties which are engaged primarily in the country music genres. The success of our future operating results depends on our ability to implement our business strategy by completing and successfully operating the recently-opened Gaylord Palms, our new Gaylord hotel in Grapevine, Texas, which is under construction, and further exploiting our attractions and media assets. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

         - Our ability to finance and complete the construction of our new Gaylord hotel in Grapevine, Texas on schedule and to achieve positive cash flow from operations within the anticipated ramp-up period.

         -        Our ability to generate cash flows from existing operations.

         - Our ability to hire and retain hotel management, catering and convention-related staff for our hotels.

         - Our ability to capitalize on the strong brand recognition of certain of our media assets.

OUR HOTEL AND CONVENTION BUSINESS IS SUBJECT TO SIGNIFICANT MARKET RISKS.

         Our ability to continue successfully to operate Gaylord Opryland, Gaylord Palms, and our new Gaylord hotel in Grapevine, Texas upon its completion is subject to factors beyond our control which could adversely impact these properties. These factors include:

         - The desirability and perceived attractiveness of Nashville, Tennessee, Kissimmee, Florida and Grapevine, Texas as tourist and convention destinations.

         - Adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels.

         - Increased competition for convention and tourism business in Nashville, Tennessee and Kissimmee, Florida.

         - Gaylord Palms is operating and our new Texas hotel will operate in highly competitive markets for convention and tourism business.

         - Our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality.

WE REQUIRE ADDITIONAL FINANCING TO COMPLETE OUR NEW HOTEL PROJECTS.

         We require additional financing to complete the construction for our new Gaylord hotel in Grapevine, Texas. Our ability to obtain additional debt financing for this capital project has been limited by our existing level of indebtedness and limitations on our ability to grant liens on unencumbered assets. Although we have received a commitment for a new credit facility which we expect will be sufficient to fund completion of the construction of Gaylord Opryland Texas, the closing of the new credit facility is subject to the fulfillment of certain conditions, which we believe are customary; but there can be no assurance that the facility, which is expected to close in the second quarter of 2003, will ultimately close and be funded. These financing efforts will be subject to market conditions prevailing from time to time as well as our financial condition and prospects. We may also need to divest certain non-core businesses in order to finance additional hotel development, and there can be no guarantee that such divestitures, if required, can be successfully completed. If we are unable to obtain additional financing or divest non-core assets on terms acceptable to us to complete the construction of our hotel projects as currently scheduled, our future prospects could be adversely affected in a material way.

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

OUR BUSINESS PROSPECTS DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN SENIOR LEVEL EXECUTIVES.

         During 2001, the Company named a new chairman and a new chief executive officer and had numerous changes in senior management. Our future performance depends upon our ability to attract qualified senior executives and to retain their services. Our future financial results also will depend upon our ability to attract and retain highly skilled managerial and marketing personnel in our different areas of operation. Competition for qualified personnel is intense and is likely to increase in the future. We compete for qualified personnel against companies with significantly greater financial resources than ours.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR LEVERAGE.

         As of February 28, 2003, the total amount of our long-term debt, including the current portion, was approximately $339.3 million. We intend to continue to make additional borrowings under our credit facilities in connection with the development of new hotel properties and for other general corporate purposes, and the aggregate amount of our indebtedness will likely increase, perhaps substantially. The amount of our indebtedness could have important consequences to investors, including the following:

         - Our ability to obtain additional financing in the future may be impaired;

         - A substantial portion of our cash flow from operations must be applied to pay principal and interest on our indebtedness, thus reducing funds available for other purposes;

         - Some of our borrowings, including borrowings under our credit facilities are and will continue to be at variable rates based upon prevailing interest rates, which will expose us to the risk of increased interest rates;

         - We may be further constrained by financial covenants and other restrictive provisions contained in credit agreements and other financing documents;

         - We may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

         - Our leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

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

OUR HOTEL PROPERTIES ARE CONCENTRATED GEOGRAPHICALLY.

         Our existing hotel properties are located predominately in the southeastern United States. As a result, our business and our financial operating results may be materially affected by adverse economic, weather or business conditions in the Southeast.

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

WE HAVE CERTAIN OTHER MINORITY EQUITY INTERESTS OVER WHICH WE HAVE NO SIGNIFICANT CONTROL.

         We have certain minority investments which are not liquid and over which we have no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Bass Pro and the Nashville Predators. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a market for those interests restricts our ability to dispose of them.

RISKS RELATING TO ACTS OF GOD, TERRORIST ACTIVITY AND WAR.

         Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2002. All officers serve at the discretion of the Board of Directors.

       NAME                     AGE                         POSITION
       ----                     ---                         --------
Michael D. Rose.............    61       Chairman of the Board

Colin V. Reed...............    55       President and Chief Executive Officer

David C. Kloeppel...........    33       Executive Vice President and Chief Financial Officer

Jay D. Sevigny..............    43       President, Gaylord Opryland Resort and Convention Center

Karen L. Spacek.............    43       Senior Vice President, Communications and Human Resources

John P. Caparella...........    45       Senior Vice President; General Manager, Gaylord Palms Resort and
                                         Convention Center

Carter R. Todd..............    45       Senior Vice President, General Counsel and Secretary

-----------------

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

         Mr. Reed was elected President and Chief Executive Officer and a director of the Company in April 2001. Prior to that time, he was a member of the three-executive Office of the President of Harrah's Entertainment, Inc., an owner and manager of casinos in the United States, since May 1999 and the Chief Financial Officer of Harrah's since April 1997. Mr. Reed was a director of Harrah's Entertainment from 1998 to May 2001. He was Executive Vice President of Harrah's Entertainment from September 1995 to May 1999 and has served in several other management positions with Harrah's and its predecessor, Holiday Corp., since 1977. As part of his duties at Harrah's, Mr. Reed served as a director and Chairman of the Board of JCC Holding Company, an entity in which Harrah's held a minority interest. On January 4, 2001, JCC Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. Mr. Reed is a director of Rite Aid Corporation.

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

         Mr. Sevigny was hired in October 2001 as the Senior Vice President in charge of the Company's Marketing and Attractions. In February of 2002, Mr. Sevigny was named President of the Company's Gaylord Opryland Resort and Convention Center in Nashville. Prior to joining the Company, Mr. Sevigny worked in different capacities for Harrah's Entertainment, most recently as Division President Hotel/Casino in Las Vegas during 2000 and 2001, and as President and Chief Operating Officer of Harrah's New Orleans casino operations from 1998 to 2000. From 1997 to 1998, Mr. Sevigny was President of Midwest Operations for Station Casino in Kansas City, Missouri. Mr. Sevigny has a finance degree from the University of Nevada.

         Ms. Spacek is the Company's Senior Vice President for Communications and Human Resources. Prior to joining Gaylord in August of 2001, Ms. Spacek worked for more than five years in different positions with Harrah's Entertainment, most recently as Vice President of Strategic Sourcing. Ms. Spacek earned both her MBA degree (with honors) and her undergraduate degree from the University of Texas.

         Mr. Caparella is a Senior Vice President of the Company and the General Manager of Gaylord Palms. Prior to joining the Company in November 2000, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of consumer brands relating to movies, sports and other entertainment-based themes, in Orlando, Florida since September 1997. Before joining Planet Hollywood, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton's corporate headquarters. Mr. Caparella is a graduate of the State University of New York at Dehli.

         Mr. Todd joined Gaylord Entertainment Company in July 2001 as the Company's Senior Vice President, General Counsel and Secretary. Prior to that time, he was a Corporate and Securities partner in the Nashville office of the regional law firm Baker, Donelson, Bearman & Caldwell. Mr. Todd has practiced law in Nashville since 1982 and is a graduate of Vanderbilt University School of Law and Davidson College.

ITEM 2.           PROPERTIES

         The Company owns its executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company owns the land and improvements that comprise the Opryland complex in Nashville, Tennessee which are composed of the following properties and the properties listed below. The Company also owns the former offices and three television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 87,000 square feet of space. These facilities were previously leased to CBS through September 30, 2002. The Company believes that its present facilities for each of its business segments are generally well maintained.

         Hospitality. The Opryland complex includes the site of Gaylord Opryland (approximately 172 acres). In connection with the Nashville Hotel Loans, a first mortgage lien was granted on Gaylord Opryland, including the site on which it stands. The Company has executed a 75-year lease with a 24-year renewal option on a 65-acre tract in Osceola County, Florida, on which Gaylord Palms is located. The Company has acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) or ground lease (approximately 25 acres), on which our new Gaylord hotel in Grapevine, Texas is being constructed.

         Attractions. The Company owns the General Jackson showboat's docking facility and the Opry House, both are located within the Opryland complex. The Company also owns the Springhouse Golf Club, an 18-hole golf course situated on approximately 240 acres, and the 6.7-acre site of the Radisson Hotel at Opryland, both located near the Opryland complex. In downtown Nashville, the Company owns the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility.

         Media. The Company owns WSM Radio's offices and studios, which are also located within the Opryland complex.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         (a)      MARKET INFORMATION

         The Company's common stock is listed on the New York Stock Exchange under the symbol GET. The following table sets forth the high and low sales prices for the Company's common stock as reported by the NYSE for the last two years:

                                                                              HIGH         LOW
                                                                              ----         ---
2001
First Quarter..........................................................    $   26.60    $   20.00
Second Quarter.........................................................        29.15        24.95
Third Quarter..........................................................        29.05        19.60
Fourth Quarter.........................................................        25.50        18.49

                                                                              HIGH         LOW
                                                                              ----         ---
2002
First Quarter..........................................................    $   26.98    $   22.10
Second Quarter.........................................................        29.26        21.76
Third Quarter..........................................................        23.05        17.90
Fourth Quarter.........................................................        21.35        16.16

         (b)      HOLDERS

         The approximate number of record holders of the Company's common stock on March 17, 2003 was 2,430.

         (c)      CASH DIVIDENDS

         No cash dividends were paid during 2001 or 2002 and we do not presently intend to declare any cash dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board. Currently, we are prohibited from paying dividends by the terms of our Term Loan.

ITEM 6.           SELECTED FINANCIAL DATA.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

         The following selected historical financial data for the three years ended December 31, 2002 is derived from the Company's audited consolidated financial statements. The selected financial data for the two years ended December 31, 1999 is derived from previously issued financial statements adjusted for unaudited revisions for discontinued operations and restatements of income tax, partnership investments and other less significant items. The information in the following table should be read in conjunction with the Company's audited consolidated financial statements and related notes included herein.

         The Company has restated its results for the four year period from 1998-2001. This restatement resulted from items noted during a required re-audit based on applicable auditing standards which require a re-audit of prior year financial statements if a company's prior auditors have ceased operations and the historical financial statements include reclassifications to separately reflect the impact of discontinued operations. During 2002, the Company committed to plans of disposal for Acuff-Rose Music Publishing and the Oklahoma City Redhawks resulting in the reclassification of balances and operating results of those two businesses as discontinued operations in the Company's historical financial statements. Based on the requirements of applicable auditing standards, the Company engaged Ernst & Young LLP ("Ernst & Young"), the Company's current auditors, to perform the required re-audits of the Company's 2001 and 2000 consolidated financial statements since the Company's prior auditors, Arthur Andersen LLP, had ceased operations. The specific principles and accounts affected are discussed in more detail in Note 3 in the Company's consolidated financial statements.

INCOME STATEMENT DATA:

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------

                                                                  (Restated)     (Restated)     (Restated)         (Restated)
(in thousands, except per share data)                  2002          2001           2000           1999               1998
                                                       ----          ----           ----           ----               ----
Revenues:
   Hospitality...............................       $ 339,380      $228,712      $ 237,260      $ 239,248          $ 237,076
   Attractions...............................          63,512        65,878         63,235         57,760             56,602
   Media.....................................          11,194         9,393         14,913         48,814             61,480
   Corporate and other.......................             272           290             64          5,318              5,797
                                                    ---------      --------      ---------      ---------          ---------
      Total revenues.........................         414,358       304,273        315,472        351,140            360,955
                                                    ---------      --------      ---------      ---------          ---------
Operating expenses:
   Operating costs...........................         260,357       205,421        213,725        223,627            219,547
   Selling, general and administrative.......         110,619        68,913         90,806         76,977             69,560
   Preopening costs (1)......................           8,913        15,927          5,278          1,892                 --
   Gain on sale of assets (2)................         (30,529)          --              --             --                 --
   Impairment and other charges..............              --        14,262(6)      75,712(6)          --                 --
   Restructuring charges.....................               3(4)      2,182(4)      12,952(4)       2,786(4)              --
   Merger costs..............................              --            --             --         (1,741)(9)             --
   Depreciation and amortization:
      Hospitality............................          44,924        25,593         24,447         22,828             21,390
      Attractions............................           5,295         5,810          6,443          6,396              5,525
      Media..................................             623           660          7,716          4,945              2,675
      Corporate and other....................           5,778         6,542          6,257          6,870              5,262
                                                    ---------      --------      ---------      ---------          ---------
      Total depreciation and amortization....          56,620        38,605         44,863         41,039             34,852
                                                    ---------      --------      ---------      ---------          ---------
      Total operating expenses...............         405,983       345,310        443,336        344,580            323,959
                                                    ---------      --------      ---------      ---------          ---------
Operating income (loss):
   Hospitality...............................          25,972        34,270         45,478         43,859             47,031
   Attractions...............................           3,094        (2,372)        (8,025)        (6,063)            (3,059)
   Media.....................................            (193)         (454)       (33,188)(8)        (79)            16,480
   Corporate and other.......................         (42,111)      (40,110)       (38,187)       (30,112)           (23,456)
   Preopening costs (1)......................          (8,913)      (15,927)        (5,278)            --                 --
   Gain on sale of assets (2)................          30,529            --             --             --                 --
   Impairment and other charges..............              --       (14,262)(6)    (75,712)(6)         --                 --
   Restructuring charges.....................              (3)(4)    (2,182)(4)    (12,952)(4)     (2,786)(4)             --
   Merger costs..............................              --            --             --          1,741(9)              --
                                                    ---------      --------      ---------      ---------          ---------
   Total operating income (loss).............           8,375       (41,037)      (127,864)         6,560             36,996
Interest expense, net of amounts capitalized.         (46,960)      (39,365)       (30,319)       (15,047)           (28,742)
Interest income..............................           2,808         5,554          4,046          5,922             25,067
Unrealized gain (loss) on Viacom stock, net..         (37,300)          782             --             --                 --
Unrealized gain on derivatives...............          86,476        54,282             --             --                 --
Other gains and losses.......................           1,163         2,661         (3,514)       586,371(10)(11)     19,351(11)(12)
                                                    ---------      --------      ---------      ---------          ---------
Income (loss) from continuing operations
   before income taxes.......................          14,562       (17,123)      (157,651)       583,806             52,672
Provision (benefit) for income taxes.........           1,806        (8,313)       (51,140)       173,437             20,580
                                                    ---------      --------      ---------      ---------          ---------
Income (loss) from continuing operations.....          12,756        (8,810)      (106,511)       410,369             32,092
Gain (loss) from discontinued operations, net
   of taxes (3)..............................          84,960       (50,188)       (49,545)       (16,715)            (2,471)
Cumulative effect of accounting change,
   net of taxes..............................          (2,572)(5)    11,202(7)          --             --                 --
                                                    ---------      --------      ---------      ---------          ---------
   Net income (loss).........................       $  95,144      $(47,796)     $(156,056)     $ 393,654          $  29,621
                                                    =========      ========      =========      =========          =========

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                             (Restated)   (Restated)     (Restated)     (Restated)
                                                  2002          2001         2000           1999           1998
                                                  ----          ----         ----           ----           ----
Income (loss) per share:
Income (loss) from continuing operations....   $     0.38    $   (0.26)   $   (3.19)     $    12.47     $     0.98
Income (loss) from discontinued
   operations...............................         2.52        (1.49)       (1.48)          (0.51)         (0.08)
Cumulative effect of accounting change......        (0.08)        0.33           --              --             --
                                               ----------    ---------    ---------      ----------     ----------
      Net income (loss).....................   $     2.82    $   (1.42)   $   (4.67)     $    11.96     $     0.90
                                               ==========    =========    =========      ==========     ==========

Income (loss) per share - assuming dilution:
Income (loss) from continuing operations....   $     0.38    $   (0.26)   $   (3.19)     $    12.35     $     0.96
Income (loss) from discontinued operations..         2.52        (1.49)       (1.48)          (0.50)         (0.07)
Cumulative effect of accounting change......        (0.08)        0.33           --              --             --
                                               -----------   ---------    ---------      ----------     ----------
      Net income (loss).....................   $     2.82    $   (1.42)   $   (4.67)     $    11.85     $     0.89
                                               ==========    =========    =========      ==========     ==========
Dividends per share.........................   $       --    $      --    $      --      $     0.80     $     0.65
                                               ==========    =========    =========      ==========     ==========


BALANCE SHEET DATA:

(IN THOUSANDS)
                                                                          AS OF DECEMBER 31,
                                                                          ------------------

                                                              (Restated)      (Restated)      (Restated)   (Restated)
                                                 2002            2001            2000            1999         1998
                                                 ----            ----            ----            ----         ----
Total assets............................    $2,192,196(10)  $2,177,644(10)  $1,930,805(10)  $1,741,215     $1,012,624
Total debt..............................       340,638(13)     468,997(13)     175,500         297,500(8)     261,328
Secured forward exchange contract.......       613,034(10)     613,054(10)     613,054(10)          --             --
Total stockholders' equity..............       787,579         696,988         765,937(7)    1,007,149(7)     523,587

---------------
(1) Preopening costs are related to the Company's Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida and its new Gaylord hotel under construction in Grapevine, Texas. Gaylord Palms opened in January 2002 and the Texas hotel is anticipated to open in April 2004.

(2) During 2002, the Company sold its one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

(3) In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with the provisions of SFAS No. 144, the Company has presented the operating results and financial position of the following businesses as discontinued operations: Acuff-Rose Music; OKC Redhawks; Word Entertainment; GET Management, the Company's artist management business; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis.

(4)      Related primarily to employee severance and contract termination costs.

(5) Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. The Company recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(6) Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets.

(7) Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18.3 million less a related tax provision of $7.1 million.

(8) Includes operating losses of $27.5 million related to Gaylord Digital, the Company's internet initiative, and operating losses of $6.1 million related to country record label development, both of which were closed during 2000.

(9) The merger costs relate to the reversal of merger costs associated with the October 1, 1997 merger when TNN and CMT were acquired by CBS.

(10) Includes a pretax gain of $459.3 million on the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4.2 million of cash, and other consideration. The CBS Series B preferred stock was included in total assets at its market value of $648.4 million at December 31, 1999. The Viacom, Inc. Class B common stock was included in total assets at its market values of $448.5 million, $485.8 million and $514.4 million at December 31, 2002, 2001 and 2000, respectively. During 2000, the Company entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $118.1 million, $145.0 million and $171.9 million was included in total assets at December 31, 2002, 2001 and 2000, respectively.

(11) In 1995, the Company sold its cable television systems. Net proceeds were $198.8 million in cash and a note receivable with a face amount of $165.7 million, which was recorded at $150.7 million, net of a $15.0 million discount. As part of the sale transaction, the Company also received contractual equity participation rights (the "Rights") equal to 15% of the net distributable proceeds from future asset sales. During 1998, the Company collected the full amount of the note receivable and recorded a pretax gain of $15.0 million related to the note receivable discount. During 1999, the Company received cash and recognized a pretax gain of $129.9 million representing the value of the Rights. The proceeds from the note receivable prepayment and the Rights were used to reduce outstanding bank indebtedness.

(12) Includes a pretax gain of $16.1 million on the sale of the Company's investment in the Texas Rangers Baseball Club, Ltd. and a pretax gain totaling $8.5 million primarily related to the settlement of contingencies from the sales of television stations KHTV in Houston and KSTW in Seattle.

(13) Related primarily to the construction of the Company's Gaylord Palms Resort and Convention Center hotel in Kissimmee, Florida and its new Gaylord hotel development in Grapevine, Texas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Gaylord Entertainment Company (the "Company") is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: hospitality; attractions; media; and corporate and other. During 2001, the Company restated its reportable segments for all periods presented based upon new management and an internal realignment of operational responsibilities. The Company is managed using the four business segments described above. Due to management's decision during 2002 to pursue plans to dispose of certain businesses, those businesses have been presented as discontinued operations as described in more detail below.

CONSTRUCTION COMMITMENTS

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of December 31, 2002, the Company had $98.6 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

In February 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan, to complete the construction of the Texas hotel and fund any operating losses in 2003.

Management currently anticipates securing the long-term financing under the existing commitment from the Lenders and expects to close the financing in the second quarter of 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

RE-AUDIT AND RESTATEMENT OF FINANCIAL STATEMENTS

During 2002, the Company committed to plans of disposal for Acuff-Rose Music Publishing and the Oklahoma City Redhawks resulting in the reclassification of balances and operating results of those two businesses as discontinued operations in the Company's historical financial statements. Based on the requirements of applicable auditing standards, the Company engaged Ernst & Young LLP ("Ernst & Young"), the Company's current auditors, to perform the required re-audits of the Company's 2001 and 2000 consolidated financial statements since the Company's prior auditors, Arthur Andersen LLP, had ceased operations.

As a part of the re-audit process, Ernst & Young raised certain issues for the Company's consideration and after review of the relevant information, the Company determined that certain changes were necessary to the Company's historical consolidated financial statements. The revisions, which result primarily from a change to the Company's income tax accrual and to accounting for its investment in the Nashville Predators limited partnership ("Predators"), as well as certain other less significant items, increased retained earnings at January 1, 2000 by approximately $40.5 million, increased net loss for the year ended December 31, 2000 by approximately $2.6 million, increased the net loss for the year ended December 31, 2001 by approximately $53,000, and decreased unaudited net income for the first six months of 2002 by approximately $13.0 million. Information related to the Company's unaudited quarterly financial information for the years 2002 and 2001 is contained in Note 23 in the Company's consolidated financial statements. These restatements did not impact cash flows from operating, investing or financing activities.

The first principal issue relates to income tax reserves maintained for certain tax related items as a result of a corporate reorganization in 1999. Upon further consideration of the facts and circumstances existing at the time of the reorganization, the Company has determined that the income tax reserves should not have been maintained. As a result of these changes, retained earnings at January 1, 2000 has increased by approximately $47.0 million. In addition, because $14.0 million of the income tax reserve was reversed during 2002 due to the expiration of the applicable statute of limitations, as a result of the restatement management was required to decrease previously reported unaudited net income for the first six months of 2002 by approximately $14.0 million to reflect the elimination of the income tax reserve.

The second principal issue relates to the Company's accounting for its investment in the Predators. The Company purchased a limited partnership interest in the Predators during 1997. The Company's limited partnership interest includes an 8% preferred return and the right to put the investment back to the Predators over three annual installments beginning in 2002, but does not provide the Company with any right to receive any distributions in excess of its stated return and does not require the Company to fund any capital or operating shortfalls in the partnership. The Company had not previously recorded its pro-rata share of losses of the Predators in its historical statement of operations. However, after consultation with Ernst & Young concerning the accounting for the Company's investment in the Predators, the Company determined that it would be appropriate to recognize its pro-rata share of the Predators' operating results, which have been primarily losses. The revisions associated with the Company's investment in the Predators decreased retained earnings at January 1, 2000 by approximately $4.0 million, increased net loss by approximately $1.0 million and $2.0 million for the years ended December 31, 2000 and 2001, respectively, and decreased unaudited net income for the first six months of 2002 by approximately $1.0 million. During 2002, the investment in the Predators reached zero. The Company has not reduced the investment below zero as the Company is under no obligation to fund additional amounts to the Predators.

The Company also revised its historical financial statements for other, less significant items by decreasing retained earnings by approximately $2.0 million at January 1, 2000, by increasing the net loss for the year ended December 31, 2000 by approximately $2.0 million, by reducing the net loss for the year ended December 31, 2001 by approximately $2.0 million, and by increasing unaudited net income for the first six months of 2002 as previously reported by approximately $3.0 million.

The restated consolidated financial statements include both the impact of reclassifying discontinued operations as required by SFAS No. 144 (as discussed in Note 6 to the consolidated financial statements) and the restatement changes discussed above. Please refer to Note 3 to the consolidated financial statements for schedules reconciling the restatement related changes and the reclassification of discontinued operations with previously released financial data for 2001 and 2000.

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements, the following may involve a higher degree of judgment and complexity.

REVENUE RECOGNITION

The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the attractions and media segment when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized. The Company defers revenues related to deposits on advance room bookings and advance ticket sales at the Company's tourism properties until such amounts are earned.

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

RESTRUCTURING CHARGES

The Company has recognized restructuring charges in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" in its consolidated financial statements. Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.

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

ASSESSMENT OF STRATEGIC ALTERNATIVES

As part of the Company's ongoing assessment and streamlining of operations, the Company identified certain duplication of duties during 2002 within divisions and realized the need to streamline those tasks and duties. Related to this assessment, the Company adopted a plan of restructuring during 2002 as discussed in Results of Operations.

In 2001, the Company named a new chairman and a new chief executive officer, and had numerous changes in senior management, primarily because of certain 2000 events discussed below. During 2001, the new management team instituted a corporate reorganization, re-evaluated the Company's businesses and other investments and employed certain cost savings initiatives (the "2001 Strategic Assessment"). As a result of the 2001 Strategic Assessment, the Company recorded impairment and other charges and restructuring charges as discussed in Results of Operations.

During 2000, the Company experienced a significant number of departures from its senior management, including the Company's president and chief executive officer. In addition, the Company continued to produce weaker than anticipated operating results during 2000 while attempting to fund its capital requirements related to its hotel construction project in Florida and hotel development activities in Texas. As a result of these factors, during 2000, the Company assessed its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company's operations, reduce its operating losses and reduce its negative cash flows (the "2000 Strategic Assessment"). As a result of the 2000 Strategic Assessment, the Company sold or ceased operations of several businesses and recorded impairment and other charges and restructuring charges as discussed in Results of Operations.

TERRORIST ATTACKS

As a result of the September 11, 2001 terrorist attacks and a slowdown in the U.S. economy, the hospitality industry has experienced occupancy rates that were significantly lower than those experienced in the first eight months of 2001 and during 2000 due to decreased tourism and travel activity. Although the Company experienced a slight increase of occupancy, average daily rate and revenue per available room in the fourth quarter of 2002 over fourth quarter of 2001, there is no guarantee that this increase will continue. The September 11 terrorist attacks were dramatic in scope and in their impact on the hospitality industry and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels.

DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS No. 144, which superseded SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business).

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002: Word Entertainment ("Word"), the Company's contemporary Christian music business; the Acuff-Rose Music Publishing catalog entity; GET Management, the Company's artist management business which was sold during 2001; the Company's ownership interest in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis sold in 2001.

DERIVATIVES

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. Effective January 1, 2001, the Company records derivatives in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133. During

2000, the Company entered into a seven-year secured forward exchange contract with respect to 10,937,900 shares of its Viacom, Inc. ("Viacom") stock investment acquired, indirectly, as a result of the divestiture of television station KTVT in Dallas-Fort Worth as discussed below. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives. The adoption of SFAS No. 133 has had a material impact on the Company's results of operations and financial position.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts cap the Company's exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which caps the Company's exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualify for hedge accounting and changes in the values of these caps are recorded as other comprehensive income and losses in the consolidated statements of stockholders' equity.

GAYLORD PALMS

The Company's Gaylord Palms Resort and Convention Center ("Gaylord Palms") in Kissimmee, Florida commenced operations in January 2002. The Company recorded $4.5 million and $12.2 million of preopening expenses during 2002 and 2001, respectively.

GAYLORD OPRYLAND TEXAS

The Company's hotel in Texas, which is currently under construction and is expected to open in April of 2004, recorded $4.0 million and $3.1 million of preopening expenses during 2002 and 2001, respectively. The Company expects increases in preopening costs related to the Texas hotel until its completion.

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

SUBSEQUENT EVENT

On March 25, 2003, the Company, through its wholly-owned subsidiary Gaylord Investments, Inc., entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. ("Cumulus") and the Company entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $65 million in cash. Consummation of the sale of assets is subject to customary closing conditions, including regulatory approvals, and is expected to take place in the third quarter of 2003. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from the second business day after the expiration or termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976 until the closing of the sale of the stations, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

RESULTS OF OPERATIONS

The following table contains selected results of operations data for each of the three years ended December 31, 2002, 2001 and 2000. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                                          (Restated)                (Restated)
(in thousands)                                      2002          %          2001           %          2000          %
                                                 ----------     -----     ----------      -----     ---------      -----
REVENUES:
    Hospitality                                  $  339,380      81.9     $  228,712       75.2     $ 237,260       75.2
    Attractions                                      63,512      15.3         65,878       21.6        63,235       20.1
    Media                                            11,194       2.7          9,393        3.1        14,913        4.7
    Corporate and other                                 272       0.1            290        0.1            64          -
                                                 ----------     -----     ----------      -----     ---------      -----
       Total revenues                               414,358     100.0        304,273      100.0       315,472      100.0
                                                 ----------     -----     ----------      -----     ---------      -----

OPERATING EXPENSES:
    Operating costs                                 260,357      62.8        205,421       67.5       213,725       67.7
    Selling, general and administrative             110,619      26.7         68,913       22.7        90,806       28.8
    Preopening costs                                  8,913       2.2         15,927        5.2         5,278        1.7
    Gain on sale of assets                          (30,529)     (7.4)             -          -             -          -
    Impairment and other charges                          -         -         14,262        4.7        75,712       24.0
    Restructuring charges                                 3         -          2,182        0.7        12,952        4.1
    Depreciation and amortization:
       Hospitality                                   44,924                   25,593                   24,447
       Attractions                                    5,295                    5,810                    6,443
       Media                                            623                      660                    7,716
       Corporate and other                            5,778                    6,542                    6,257
                                                 ----------     -----     ----------      -----     ---------      -----
          Total depreciation and amortization        56,620      13.7         38,605       12.7        44,863       14.2
                                                 ----------     -----     ----------      -----     ---------      -----
       Total operating expenses                     405,983      98.0        345,310      113.5       443,336      140.5
                                                 ----------     -----     ----------      -----     ---------      -----

OPERATING INCOME (LOSS):
    Hospitality                                      25,972       7.7         34,270       15.0        45,478       19.2
    Attractions                                       3,094       4.9         (2,372)      (3.6)       (8,025)     (12.7)
    Media                                              (193)     (1.7)          (454)      (4.8)      (33,188)         -
    Corporate and other                             (42,111)        -        (40,110)         -       (38,187)         -
    Preopening costs                                 (8,913)        -        (15,927)         -        (5,278)         -
    Gain on sale of assets                           30,529         -              -          -             -          -
    Impairment and other charges                          -         -        (14,262)         -       (75,712)         -
    Restructuring charges                                (3)        -         (2,182)         -       (12,952)         -
                                                 ----------     -----     ----------      -----     ---------      -----
       Total operating income (loss)                  8,375       2.0        (41,037)     (13.5)     (127,864)     (40.5)

Interest expense, net of amounts capitalized        (46,960)        -        (39,365)         -       (30,319)         -
Interest income                                       2,808         -          5,554          -         4,046          -
Gain on Viacom stock and derivatives                 49,176         -         55,064          -             -          -
Other gains and losses                                1,163         -          2,661          -        (3,514)         -
(Provision) benefit for income taxes                 (1,806)        -          8,313          -        51,140          -
Gain (loss) on discontinued operations, net          84,960         -        (50,188)         -       (49,545)         -
Cumulative effect of accounting change, net          (2,572)        -         11,202          -             -          -
                                                 ----------     -----     ----------      -----     ---------      -----
Net income (loss)                                $   95,144         -     $  (47,796)         -     $(156,056)         -
                                                 ==========     =====     ==========      =====     =========      =====

The Company considers Revenue per Available Room (RevPAR) to be a meaningful indicator of our hospitality segment performance because it measures the period over period change in room revenues. The Company calculates RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues. Occupancy, average daily rate and RevPAR for the Gaylord Opryland Resort and Convention Center ("Gaylord Opryland") and the Gaylord Palms Resort and Convention Center ("Gaylord Palms"), subsequent to its January 2002 opening, are shown in the following table.

                                                 2002             2001            2000
                                             -----------       ---------       ---------
Gaylord Opryland Resort
     Occupancy                                     68.59%          70.30%          75.85%
     Average Daily Rate                      $    142.58       $  140.33       $  140.03
     RevPAR                                  $     97.80       $   98.65       $  106.22

Gaylord Palms
     Occupancy                                    64.85%               -               -
     Average Daily Rate                      $   168.65                -               -
     RevPAR                                  $   109.37                -               -

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

Total revenues increased $110.1 million, or 36.2%, to $414.4 million in 2002. As discussed below, the increase is primarily due to the opening of Gaylord Palms in January 2002.

Revenues in the hospitality segment increased $110.7 million, or 48.4%, to $339.4 million in 2002. Revenues of the Gaylord Palms, subsequent to the January 2002 opening, were $126.5 million. The increase in revenues of the Gaylord Palms was partially offset by a decrease in revenues of Gaylord Opryland of $15.8 million, to $206.1 million, in 2002. This decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels in the weeks following the September 11, 2001 terrorist attacks. The decrease in revenue of the Gaylord Opryland was also partially attributable to the annual rotation of convention business among different markets that is common in the meeting and convention industry.

Revenues in the attractions segment decreased $2.4 million, or 3.6%, to $63.5 million in 2002. Revenues from Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace, decreased $5.1 million, to $18.7 million, primarily due to reduced spending by corporate customers as a result of the downturn in the economy. The decrease in revenue of Corporate Magic was partially offset by an increase in revenues of the Grand Ole Opry of $2.5 million, to $15.9 million in 2002. The Grand Ole Opry revenue increase is due to an increase in popular performers appearing on the Grand Ole Opry.

Revenues in the media segment, which consists of the Company's three radio stations, increased $1.8 million, or 19.2%, to $11.2 million in 2002. Revenues of the Company's radio stations increased due to more effective selling of the Company's radio inventory.

Revenues in the corporate and other segment remained constant at $0.3 million.

OPERATING EXPENSES

Total operating expenses increased $60.7 million, or 17.6%, to $406.0 million in 2002. Operating costs, as a percentage of revenues, decreased to 62.8% during 2002 as compared to 67.5% during 2001. Selling, general and administrative expenses, as a percentage of revenues, increased to 26.7% during 2002 as compared to 22.7% in 2001. Excluding the gain on sale of assets, the impairment and other charges and restructuring charges from both periods, total operating expenses increased $107.6 million, or 32.7%, to $436.5 million in 2002.

Total operating costs consist of direct costs associated with the daily operations of the Company's core assets, primarily the room, food and beverage and convention costs in the hospitality segment. Operating costs also include the direct costs associated with the operations of all of the Company's business units. Total operating costs increased $54.9 million, or 26.7%, to $260.4 million in 2002.

Operating costs in the hospitality segment increased $68.6 million, or 49.0%, to $208.5 million in 2002 primarily as a result of the opening of the Gaylord Palms. Operating costs of the Gaylord Palms, subsequent to the January 2002 opening, was $79.0 million. The increase of operating costs generated by the opening of the Gaylord Palms was partially offset by a decrease in operating costs of the Gaylord Opryland of $7.3 million, to $135.7 million, in 2002. The decrease in operating costs at Gaylord Opryland is associated with lower revenues and reduced occupancy.

Operating costs in the attractions segment decreased $10.1 million, or 20.3%, to $39.7 million in 2002. The operating costs of Corporate Magic decreased $7.6 million, to $13.2 million in 2002 as compared to 2001 primarily due to the lower revenue and certain cost saving measures taken by the Company during 2002. The operating costs of the Grand Ole Opry and the General Jackson, the Company's entertainment showboat, decreased $1.0 million in 2002 due to cost saving measures.

Operating costs in the media segment increased slightly by $0.6 million, or 11.4%, to $5.6 million in 2002. The increase in operating costs is attributable to the increased revenue in the media segment for 2002 compared to 2001.

The operating costs in the corporate and other segment decreased $4.1 million, or 38.4%, to $6.6 million in 2002 as compared to 2001 due to the elimination of unnecessary management levels and overhead at the hotels identified in the 2001 reorganization.

Selling, general and administrative expenses consist of administrative and overhead costs. Selling, general and administrative expenses increased $41.7 million, or 60.5%, to $110.6 million in 2002.

Selling, general and administrative expenses in the hospitality segment increased $31.1 million, or 107.2%, to $60.0 million in 2002. The increase is primarily attributable to the opening of Gaylord Palms in January 2002. Selling, general and administrative expenses for Gaylord Palms subsequent to its January 2002 opening was $29.3 million. Selling, general and administrative expenses at Gaylord Opryland increased $2.3 million, to $29.9 million in 2002 primarily due to an increase in advertising to promote the special events held at the resort.

Selling, general and administrative expenses in the attractions segment increased $2.8 million, or 21.8%, to $15.4 million in 2002. Selling, general and administrative expenses increased $1.4 million, to $1.9 million, at the General Jackson due to increased labor costs associated with additional revenue and increased management support during 2002. Also, selling, general and administrative expenses increased $1.3 million, to $5.5 million, at the Grand Ole Opry associated with the increase in revenue.

Selling, general and administrative expenses in the media segment increased $1.0 million, or 24.2%, to $5.2 million in 2002. Selling, general and administrative expenses in the media segment increased primarily due to increased costs associated with higher revenues.

Corporate selling, general and administrative expenses, consisting primarily of the naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs increased $6.9 million, or 29.8%, to $30.0 million during 2002. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in 2002. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company's other operating segments. Other increases in corporate, selling, general and administrative expenses can be attributed to increased personnel costs related to new corporate departments that did not exist last year, new management personnel in other corporate departments, and increased corporate marketing expenses as compared to the same period in 2001.

Preopening costs decreased $7.0 million, or 44.0%, to $8.9 million in 2002 related to the Company's hotel development activities. The decrease in preopening costs is due to the opening of the Gaylord Palms in January of 2002. Gaylord Palms preopening costs decreased $8.4 million, to $4.5 million in 2002 as compared to 2001. This decrease was partially offset by an increase in preopening costs related to the hotel development in Texas. Preopening costs related to the Texas hotel was $4.0 million in 2002, as compared to $3.1 million in 2001. The Texas hotel is scheduled to open in April, 2004. In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses the costs associated with start-up activities and organization costs as incurred.

GAIN ON SALE OF ASSETS

During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company deferred approximately $20.0 million of the gain representing the estimated fair value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002. During the third quarter of 2002, the Company sold its interest in the land lease to an affiliate of the Mills Corporation and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

IMPAIRMENT AND OTHER CHARGES

The Company recognized pretax impairment and other charges as a result of the 2001 Strategic Assessment. The components of these charges for the year ended December 31 are as follows:

(in thousands)                                                     2001
                                                                ----------
Programming, film and other content                             $    6,858
Technology investments                                               4,576
Property and equipment                                               2,828
                                                                ----------
    Total impairment and other charges                          $   14,262
                                                                ==========

The Company began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6.9 million. At December 31, 2000, the Company held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, the Company was notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4.6 million. The Company also recorded an impairment charge related to idle real estate of $2.0 million during 2001 based upon an assessment of the value of the property. The Company sold this idle real estate during the second quarter of 2002. Proceeds from the sale approximated the carrying value of the property. In addition, the Company recorded an impairment charge for other idle property and equipment totaling $0.8 million during 2001 primarily due to the consolidation of offices resulting from personnel reductions.

RESTRUCTURING CHARGES

2002 Restructuring Charge

As part of the Company's ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002, the Company adopted a plan of restructuring resulting in a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits unrelated to discontinued operations. Also during 2002, the Company reversed approximately $1.1 million of the 2001 restructuring charge. The 2002 restructuring charges were recorded in accordance with EITF No. 94-3. As of December 31, 2002, the Company has recorded cash payments of $1.08 million against the 2002 restructuring accrual. During the fourth quarter of 2002, the outplacement agreements expired related to the 2002 restructuring charge. Therefore, the Company reversed the remaining $67,000. There was no remaining balance of the 2002 restructuring accrual at December 31, 2002.

2001 Restructuring Charge

During 2001, the Company recognized pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. The Company recognized additional pretax restructuring charges from discontinued operations of $3.0 million in 2001. These restructuring charges were recorded in accordance with EITF No. 94-3. The restructuring costs from continuing operations consist of $4.7 million related to severance and other employee benefits and $1.1 million related to contract termination costs, offset by the reversal of restructuring charges recorded in 2000 of $3.7 million primarily related to negotiated reductions in certain contract termination costs. The restructuring costs from discontinued operations consist of $1.6 million related to severance and other employee benefits and $1.8 million related to contract termination costs offset by the reversal of restructuring charges recorded in 2000 of $0.4 million. The 2001 restructuring charges primarily resulted from the Company's strategic decisions to exit certain businesses and reduce corporate overhead and administrative costs. The 2001 restructuring plan resulted in the termination or notification of pending termination of approximately 150 employees. As of December 31, 2002, the Company has recorded cash payments of $4.4 million against the 2001 restructuring accrual, all of which related to continuing operations. The remaining balance of the 2001 restructuring accrual related to continuing operations at December 31, 2002 of $0.4 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid in 2003.

DEPRECIATION EXPENSE

Depreciation expense increased $18.0 million, or 51.5%, to $52.8 million in 2002. The increase during 2002 is primarily attributable to the opening of Gaylord Palms in January 2002. Depreciation expense of Gaylord Palms was $18.6 million subsequent to the January 2002 opening.

AMORTIZATION EXPENSE

Amortization expense increased slightly, by $0.1 million in 2002. Amortization of software increased $0.9 million during 2002 primarily at Gaylord Opryland, Gaylord Palms and the corporate and other segment. This increase was partially offset by the adoption of SFAS No. 142 on January 1, 2002, under the provisions of which the Company no longer amortizes goodwill. Amortization of goodwill for continuing operations for 2002 was $0.8 million.

OPERATING INCOME (LOSS)

Total operating loss decreased $49.4 million to an operating income of $8.4 million during 2002. Hospitality segment operating income decreased $8.3 million to $26.0 million in 2002 primarily as a result of decreased operating income of Gaylord Opryland. The operating loss of the attractions segment decreased $5.5 million to an operating income of $3.1 million in 2002 primarily as a result of increased operating income of Corporate Magic and the Grand Ole Opry. Media segment operating loss decreased $0.3 million to an operating loss of $0.2 million in 2002 as a result of increased operating income related to the radio stations. The operating loss of the corporate and other segment increased $2.0 million to an operating loss of $42.1 million in 2002 primarily because of the net change in the Company's pension plans.

INTEREST EXPENSE

Interest expense increased $7.6 million, or 19.3%, to $47.0 million in 2002, net of capitalized interest of $6.8 million. The increase in interest expense is primarily due to ceasing of interest capitalization in January 2002 because of the opening of the Gaylord Palms. Capitalized interest related to the Gaylord Palms hotel was $0.4 million during 2002 before its opening and was $16.4 million during 2001. The absence of capitalized interest related to Gaylord Palms was partially offset by an increase of $4.0 million of capitalized interest related to the Texas hotel. Interest expense related to the amortization of prepaid costs and interest of the secured forward exchange contract was $26.9 million during 2002 and 2001.

Excluding capitalized interest from each period, interest expense decreased $4.4 million in 2002 due to the lower average borrowing levels and lower weighted average interest rates during 2002. The Company's weighted average interest rate on its borrowings, including the interest expense associated with the secured forward exchange contract, was 5.3% in 2002 as compared to 6.3% in 2001 as compared to 6.6% in 2000.

As discussed previously, the Company is negotiating with potential additional financing sources regarding the Company's future financing arrangements. The Company's future borrowing levels are expected to be higher than the Company's historical borrowing levels which would increase the Company's interest expense. In addition, the interest rates on any additional borrowings may be higher than the current interest rates, which would also increase interest expense.

INTEREST INCOME

Interest income decreased $2.7 million, or 49.4%, to $2.8 million in 2002. The decrease in 2002 primarily relates to a decrease in average invested cash balances in 2002 as compared to 2001.

GAIN (LOSS) ON VIACOM STOCK AND DERIVATIVES

During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of its Viacom stock investment. Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

In connection with the adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, as discussed below. For the year ended December 31, 2002, the Company recorded net pretax gains of $86.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2002, the Company recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2001, the Company recorded net pretax gains of $54.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as permitted by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the year ended December 31, 2001, the Company recorded net pretax losses of $28.6 million related to the decrease in fair value of the Viacom stock subsequent to January 1, 2001.

OTHER GAINS AND LOSSES

Other gains and losses decreased $1.5 million, or 56.3%, to $1.2 million in 2002. During 2001, the indemnification period ended related to the sale of KTVT and the Company recognized a $4.1 million gain.

INCOME TAXES

The Company's provision for income taxes was $1.8 million in 2002 compared to an income tax benefit of $8.3 million in 2001.

DISCONTINUED OPERATIONS

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable) and the estimated fair value of the assets and liabilities of these businesses have been reflected in the Company's consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale in discontinued operations. The gain on the sale of Acuff-Rose Music Publishing is recorded in income from discontinued operations in the consolidated statement of operations. Proceeds of $25.0 million were used to reduce the Company's outstanding indebtedness.

OKC Redhawks

During 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma.

Word Entertainment

During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment's net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments. The Company recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness.

International Cable Networks

During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, increasing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company's interest to 67.5%.

In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company's efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. Also during the first quarter of 2002, the Company ceased operations based in Argentina. The transponder lease assignment requires the Company to guarantee lease payments in 2002 from the acquirer of these networks. As such, the Company recorded a lease liability for the amount of the assignee's portion of the transponder lease.

Businesses Sold to OPUBCO

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying consolidated statement of operations. OPUBCO owns a minority interest in the Company. Three of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those three directors collectively own a significant ownership interest in the Company.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31:

(in thousands)                                                  2002           2001
                                                              ---------      ---------
REVENUES:
    Acuff-Rose Music Publishing                               $   7,654      $  14,764
    Redhawks                                                      6,289          6,122
    Word Entertainment                                            2,594        115,677
    International cable networks                                    744          5,025
    Businesses sold to OPUBCO                                         -          2,195
    Other                                                             -            609
                                                              ---------      ---------
       Total revenues                                         $  17,281      $ 144,392
                                                              =========      =========

OPERATING INCOME (LOSS):
    Acuff-Rose Music Publishing                               $     933      $   2,119
    Redhawks                                                        841            363
    Word Entertainment                                             (917)        (5,710)
    International cable networks                                 (1,576)        (6,375)
    Businesses sold to OPUBCO                                         -         (1,816)
    Other                                                             -           (383)
    Impairment and other charges                                      -        (53,716)
    Restructuring charges                                             -         (2,959)
                                                              ---------      ---------
       Total operating loss                                        (719)       (68,477)

INTEREST EXPENSE                                                    (81)          (797)
INTEREST INCOME                                                      81            199
OTHER GAINS AND LOSSES                                          135,442         (4,131)
                                                              ---------      ---------

Income (loss) before provision (benefit) for income taxes       134,723        (73,206)

PROVISION (BENEFIT) FOR INCOME TAXES                             49,763        (23,018)
                                                              ---------      ---------

Net income (loss) from discontinued operations                $  84,960      $ (50,188)
                                                              =========      =========

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

(in thousands)                                                                2002         2001
                                                                            --------     --------
  CURRENT ASSETS:
   Cash and cash equivalents                                                $  1,812     $  3,889
   Trade receivables, less allowance of $2,785 and $5,003, respectively          456       28,999
   Inventories                                                                   163        6,486
   Prepaid expenses                                                               97       10,333
   Other current assets                                                            -          823
                                                                            --------     --------
       Total current assets                                                    2,528       50,530

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                                3,242       17,342
GOODWILL                                                                       1,162       28,688
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                             3,942        6,125
MUSIC AND FILM CATALOGS                                                            -       26,274
OTHER LONG-TERM ASSETS                                                           673        5,587
                                                                            --------     --------
   Total long-term assets                                                      9,019       84,016
                                                                            --------     --------
       Total assets                                                         $ 11,547     $134,546
                                                                            --------     --------

CURRENT LIABILITIES:
   Current portion of long-term debt                                        $     94     $  5,515
   Accounts payable and accrued liabilities                                    6,284       25,495
                                                                            --------     --------
       Total current liabilities                                               6,378       31,010
                                                                            --------     --------
LONG-TERM DEBT, NET OF CURRENT PORTION                                             -            -
OTHER LONG-TERM LIABILITIES                                                      781          836
                                                                            --------     --------
       Total long-term liabilities                                               781          836
                                                                            --------     --------
       Total liabilities                                                       7,159       31,846

MINORITY INTEREST OF DISCONTINUED OPERATIONS                                   1,885        1,679
                                                                            --------     --------
         TOTAL LIABILITIES AND MINORITY INTEREST OF
              DISCONTINUED OPERATIONS                                       $  9,044     $ 33,525
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

On January 1, 2001, the Company recorded a gain of $11.9 million, net of taxes of $7.1 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract on its Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

Total revenues decreased $11.2 million, or 3.6%, to $304.3 million in 2001. Excluding the revenues of businesses divested in 2000, including the Orlando-area Wildhorse Saloon, KOA Campground, Gaylord Digital and country music record label development (collectively, the "2000 Divested Businesses") from 2000, total revenues decreased $1.9 million, or 0.6% in 2001.

Revenues in the hospitality segment decreased $8.5 million, or 3.6%, to $228.7 million in 2001. Revenues of the Gaylord Opryland decreased $7.9 million to $222.0 million in 2001. Gaylord Opryland's occupancy rate decreased to 70.3% in 2001 compared to 75.9% in 2000. Revenue per available room (RevPAR) for the Gaylord Opryland decreased 7.1% to $98.65 for 2001 compared to $106.22 for 2000. This decrease was primarily attributable to the impact of a softer economy and decreased occupancy levels in the weeks following the September 11 terrorist attacks. The collection of a $2.2 million cancellation fee in 2000 also adversely affects comparisons with the prior year period. Gaylord Opryland's average daily rate increased to $140.33 in 2001 from $140.03 in 2000.

Revenues in the attractions segment increased $2.6 million, or 4.2%, to $65.9 million in 2001. Excluding the revenues of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, revenues in the attractions segment increased $8.0 million, or 13.8% due to increased revenues of $10.1 million at Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace that was acquired in March 2000. Revenues of the Grand Ole Opry increased $1.4 million, to $13.4 million in 2001. These increases in revenues were partially offset by decreased revenues of the General Jackson, which decreased $1.5 million in 2001 as a result of an attendance decline of 16.3% partially offset by an increase in per capita spending of 16.3%.

Revenues in the media segment decreased $5.5 million, or 37.0%, to $9.4 million in 2001. Excluding the revenues of Gaylord Digital from 2000, revenues in the media segment decreased $1.6 million, or 14.4%. Revenues of the Company's radio stations decreased $1.2 million during 2001 as a result of a weak advertising market and significant competition within the Nashville-area radio broadcasting market.

Revenues in the corporate and other segment increased $0.2 million to $0.3 million in 2001.

OPERATING EXPENSES

Total operating expenses decreased $98.0 million, or 22.1%, to $345.3 million in 2001. Excluding impairment and other charges and restructuring charges, total operating expenses decreased $25.8 million, or 7.3%, to $328.9 million in 2001. Operating costs, as a percentage of revenues, decreased slightly to 67.5% during 2001 as compared to 67.7% during 2000. Selling, general and administrative expenses, as a percentage of revenues, decreased to 22.7% during 2001 as compared to 28.8% in 2000.

Operating costs decreased $8.3 million, or 3.9%, to $205.4 million in 2001. Excluding the operating costs of the 2000 Divested Businesses from 2000, operating costs increased $9.3 million, or 4.7% in 2001.

Operating costs in the hospitality segment increased $1.5 million, or 1.1%, to $139.9 million in 2001 primarily as a result of increased operating costs at Gaylord Opryland of $1.7 million. During 2000, the Company recorded certain unusual operating costs associated primarily with the settlement of tax and utility contingencies related to prior years totaling $5.0 million in the hospitality segment, $4.5 million of which was related to Gaylord Opryland. Excluding these nonrecurring costs, operating costs at Gaylord Opryland increased $6.7 million, or 5.2% due primarily to costs associated with various new shows and exhibits at the hotel in 2001.

Operating costs in the attractions segment increased $1.0 million, or 2.1%, to $49.8 million in 2001. Excluding the operating costs of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, operating costs in the attractions segment increased $6.7 million, or 15.4%, in 2001. The operating costs of Corporate Magic increased

$9.8 million in 2001 as compared to 2000 subsequent to its acquisition in March 2000 due to the fact that a large share of its annual business occurs in the first quarter of each year. This increase was partially offset by a decrease in operating costs of the Acuff Theater, a venue for concerts and theatrical performances, which had reduced operating costs in 2001 as compared to 2000 of $1.2 million due to decreased utilization of this venue.

Operating costs in the media segment declined $11.8 million, or 70.0%, to $5.0 million in 2001. The decline in costs is almost entirely attributable to operating costs of Gaylord Digital and country music record label development costs in 2000. Excluding these costs, operating costs in the media segment increased slightly by $0.1 million, or 4.1% in 2001.

The operating costs in the corporate and other segment increased $0.9 million in 2001 as compared to 2000 due to increased overhead and administrative costs related to the management of the Company's hotels.

Selling, general and administrative expenses decreased $21.9 million, or 24.1%, to $68.9 million in 2001. Excluding the selling, general and administrative expenses of the 2000 Divested Businesses from 2000, selling, general and administrative expenses decreased $3.0 million, or 4.2%, in 2001.

Selling, general and administrative expenses in the hospitality segment remained constant at $29.0 million for 2001 and 2000. Selling, general and administrative expenses at the Gaylord Opryland increased $0.1 million, to $27.6 million in 2001. Selling and promotion expense at the Gaylord Opryland increased $1.9 million due to increased advertising offset by lower general and administrative costs at the Gaylord Opryland of $1.8 million due to cost controls.

Selling, general and administrative expenses in the attractions segment decreased $3.4 million, or 21.2%, to $12.7 million in 2001. Excluding the selling, general and administrative expenses of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, selling, general and administrative expenses in the attractions segment decreased $3.0 million, or 19.0%, in 2001. The decrease in 2001 is primarily attributable to nonrecurring bad debt expense recognized in 2000 of $2.4 million related to the Company's live entertainment business. In addition, the selling, general and administrative expenses of the Ryman Auditorium decreased $1.2 million in 2001 as compared to 2000 due to reductions in marketing expenses, fewer shows being produced in 2001 compared to 2000 and a shift to more co-produced shows in 2001 compared to 2000.

Selling, general and administrative expenses in the media segment decreased $19.4 million, or 82.4%, to $4.2 million in 2001. The decline in costs is almost entirely attributable to operating costs of Gaylord Digital and country music record label development costs in 2000. Excluding these costs of Gaylord Digital and country music record label development costs, selling, general and administrative expenses in the media segment decreased by $1.0 million, or 19.6% in 2001. This decrease is attributable to cost saving measures instituted by the 2000 Strategic Assessment.

Corporate selling, general and administrative expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, and other administrative costs increased $0.9 million, or 4.3%, to $23.1 million in 2002. The increase is primarily related to attracting new key management personnel needed as a result of the 2000 Strategic Assessment.

Preopening costs increased $10.6 million to $15.9 million in 2001 related to the Company's hotel development activities in Florida and Texas. In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses the costs associated with start-up activities and organization costs as incurred.

IMPAIRMENT AND OTHER CHARGES

The Company recognized pretax impairment and other charges as a result of the 2001 and 2000 Strategic Assessments. The components of these charges for the years ended December 31 are as follows:

(in thousands)                                                     2001            2000
                                                                -----------     -----------
Programming, film and other content                             $     6,858     $     7,410
Gaylord Digital and other technology investments                      4,576          48,127
Property and equipment                                                2,828           3,397
Orlando-area Wildhorse Saloon                                             -          15,854
Other                                                                     -             924
                                                                -----------     -----------
    Total impairment and other charges                          $    14,262     $    75,712
                                                                ===========     ===========

Additional impairment and other charges of $28.9 million during 2000 are included in discontinued operations.

2001 Impairment and Other Charges

The Company began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6.9 million. At December 31, 2000, the Company held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, the Company was notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4.6 million. The Company also recorded an impairment charge related to idle real estate of $2.0 million during 2001 based upon an assessment of the value of the property. The Company sold this idle real estate during the second quarter of 2002. Proceeds from the sale approximated the carrying value of the property. In addition, the Company recorded an impairment charge for other idle property and equipment totaling $0.8 million during 2001 primarily due to the consolidation of offices resulting from personnel reductions.

2000 Impairment and Other Charges

The Company's 2000 Strategic Assessment of its programming, film and other content assets resulted in pretax impairment and other charges of $7.4 million based upon the projected cash flows for these assets. This charge included investments of $5.1 million, other receivables of $2.1 million and music and film catalogs of $0.2 million.

The Company closed Gaylord Digital, its Internet-related business in 2000. During 1999 and 2000, Gaylord Digital was unable to produce the operating results initially anticipated and required an extensive amount of capital to fund its operating losses, investments and technology infrastructure. As a result of the closing, the Company recorded a pretax charge of $48.1 million in 2000 to reduce the carrying value of Gaylord Digital's assets to their fair value based upon estimated selling prices. The Gaylord Digital charge included the write-down of intangible assets of $25.8 million, property and equipment (including software) of $14.8 million, investments of $7.0 million and other assets of $0.6 million. The operating results of Gaylord Digital are included in continuing operations. Excluding the effect of the impairment and other charges, Gaylord Digital had revenues of $3.9 million and operating losses of $27.5 million for the year ended December 31, 2000.

During the course of conducting the 2000 Strategic Assessment, other property and equipment of the Company were reviewed to determine whether the change in the Company's strategic direction resulted in additional impaired assets. This review indicated that certain property and equipment would not be recovered by projected cash flows. The Company recorded pretax impairment and other charges related to its property and equipment of $3.4 million. These charges included property and equipment write-downs in the hospitality segment of $1.4 million, in the attractions segment of $0.3 million, in the media segment of $0.2 million, and in the corporate and other segment of $1.5 million.

During November 2000, the Company ceased the operations of the Orlando-area Wildhorse Saloon. Walt Disney World(R) Resort paid the Company approximately $1.8 million for the net assets of the Orlando-area Wildhorse Saloon and released the Company from its operating lease for the Wildhorse Saloon location. As a result of this divestiture, the Company recorded pretax charges of $15.9 million to reflect the impairment and other charges related to the divestiture. The Orlando-area Wildhorse Saloon charges included the write-off of equipment of $9.4 million, intangible assets of $8.1 million and other working capital items of $0.1 million offset by the $1.8 million of proceeds received from Disney. The operating results of the Orlando-area Wildhorse Saloon are included in continuing operations. Excluding the effect of the impairment and other charges, the Orlando-area Wildhorse Saloon had revenues of $4.4 million and operating losses of $1.6 million for the year ended December 31, 2000.

RESTRUCTURING CHARGES

During 2001, the Company recognized pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. The Company recognized additional pretax restructuring charges from discontinued operations of $3.0 million in 2001. These restructuring charges were recorded in accordance with EITF No. 94-3. The restructuring costs from continuing operations consisted of $4.7 million related to severance and other employee benefits and $1.1 million related to contract termination costs, offset by the reversal of restructuring charges recorded in 2000 of $3.7 million primarily related to negotiated reductions in certain contract termination costs. The restructuring costs from discontinued operations consist of $1.6 million related to severance and other employee benefits and $1.8 million related to contract termination costs offset by the reversal of restructuring charges recorded in 2000 of $0.4 million. The 2001 restructuring charges primarily resulted from the Company's strategic decisions to exit certain businesses and reduce corporate overhead and administrative costs. The 2001 restructuring plan resulted in the termination or notification of pending termination of approximately 150 employees. As of December 31, 2002, the Company has recorded cash payments of $4.4 million against the 2001 restructuring accrual, all of which relate to continuing operations. The remaining balance of the 2001 restructuring accrual related to continuing operations at December 31, 2002 of $0.5 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the restructuring accruals for both continuing and discontinued operations to be paid in 2003.

As part of the Company's 2000 strategic assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. Restructuring charges related to continuing operations consist of contract termination costs of $8.0 million to exit specific activities and employee severance and related costs of $5.4 million offset by the reversal of the remaining restructuring accrual from the restructuring charges recorded in 1999 of $0.2 million. The 2000 restructuring charges relate to the Company's strategic decisions to exit certain lines of business, primarily businesses included in the Company's former music, media and entertainment segment, and to implement its 2000 strategic plan. As part of the Company's 2000 restructuring plan, approximately 375 employees were terminated or were informed of their pending termination. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. As of December 31, 2002, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at December 31, 2002 of $0.3 million, from continuing operations, is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid during 2003.

DEPRECIATION EXPENSE

Depreciation expense decreased $0.6 million, or 1.8%, to $34.9 million in 2001. Excluding the depreciation of the 2000 Divested Businesses from 2000, depreciation expense increased $0.8 million, or 2.3%, in 2001. The increase is primarily attributable to increased depreciation expense at Gaylord Opryland of $0.9 million related to capital expenditures.

AMORTIZATION EXPENSE

Amortization expense decreased $5.6 million in 2001 primarily due to the divestiture of Gaylord Digital. Amortization expense of Gaylord Digital was zero and $6.1 million during 2001 and 2000, respectively. Amortization of software increased $0.6 million during 2001 primarily at Gaylord Opryland and the corporate and other segment.

OPERATING INCOME (LOSS)

Total operating loss decreased $86.8 million to an operating loss of $41.0 million during 2001. Excluding the operating losses of the 2000 Divested Businesses from 2000, as well as impairment and other charges and restructuring charges from both periods, total operating loss increased $20.6 million to an operating loss of $24.6 million in 2001.

Hospitality segment operating income decreased $11.2 million to $34.3 million in 2001 as a result of decreased operating income of Gaylord Opryland. Excluding the operating losses of the Orlando-area Wildhorse Saloon and the KOA Campground from 2000, the operating loss of the attractions segment decreased $4.0 million to an operating loss of $2.4 million in 2001 primarily as a result of decreased operating losses of the Acuff Theater, Corporate Magic and the Ryman Auditorium. Media segment operating loss was $0.5 million in 2001 compared to an operating loss of $33.2 million in 2000. Excluding the operating losses of Gaylord Digital and country music record label development costs from 2000, the operating income of the media segment decreased $0.8 million in 2001 primarily as a result of increased operating losses at the Company's radio stations. The operating loss of the corporate and other segment increased $1.9 million to an operating loss of $40.1 million in 2001.

INTEREST EXPENSE

Interest expense increased $9.0 million to $39.4 million in 2001, net of capitalized interest of $18.8 million, including $16.4 million of capitalized interest related to Gaylord Palms. The Company no longer capitalized interest on Gaylord Palms subsequent to its opening date in January 2002. The increase in 2001 interest expense is primarily attributable to higher average borrowing levels including construction-related financing related to Gaylord Palms and the new Gaylord hotel in Grapevine, Texas, the secured forward exchange contract entered into in May 2000 and the amortization of deferred costs related to these financing activities. The Company's weighted average interest rate on its borrowings, including the interest expense associated with the secured forward exchange contract, was 6.3% in 2001 as compared to 6.6% in 2000.

INTEREST INCOME

Interest income increased $1.5 million to $5.6 million in 2001. The increase in 2001 primarily relates to an increase in interest income from invested cash balances.

GAIN (LOSS) ON VIACOM STOCK AND DERIVATIVES

The Company adopted the provisions of SFAS No. 133 on January 1, 2001. In connection with the adoption of SFAS No. 133, as amended, the Company recorded a gain of $11.9 million, net of taxes of $6.4 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract at fair value effective January 1, 2001. For the year ended December 31, 2001, the Company recorded net pretax gains of $54.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. Additionally, the Company recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying its investment in Viacom stock from available-for-sale to trading as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For the year ended December 31, 2001, the Company recorded net pretax losses of $28.6 million related to the decrease in fair value of the Viacom stock subsequent to January 1, 2001.

OTHER GAINS AND LOSSES

During 2001, the indemnification period related to the Company's 1999 disposition of television station KTVT in Dallas-Fort Worth ended, resulting in the recognition of a pretax gain of $4.6 million related to the reversal of previously recorded contingent liabilities.

During 2001 and 2000, the Company recorded its share of equity losses of $3.9 million and $2.0 million, respectively, in the Nashville Predators. During 2000, the Company sold its KOA Campground located near Gaylord Opryland for $2.0 million in cash. The Company recognized a pretax loss on the sale of $3.2 million.

INCOME TAXES

The Company's benefit for income taxes was $8.3 million in 2001 compared to an income tax benefit of $51.1 million in 2000.

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

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing entity.

OKC Redhawks

During 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma.

Word Entertainment

During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment's net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments.

International Cable Networks

During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, increasing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company's interest to 67.5%.

In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company's efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

Businesses Sold to OPUBCO

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying consolidated statement of operations. OPUBCO owns a minority interest in the Company. Three of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, those three directors collectively own a significant ownership interest in the Company.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31:

(in thousands)                                        2001          2000
                                                   ---------      ---------
REVENUES:
    Acuff-Rose Music Publishing                    $  14,764      $  14,100
    Redhawks                                           6,122          5,890
    Word Entertainment                               115,677        130,706
    International cable networks                       5,025          6,606
    Businesses sold to OPUBCO                          2,195         39,706
    Other                                                609          1,900
                                                   ---------      ---------
       Total revenues                              $ 144,392      $ 198,908
                                                   =========      =========

OPERATING INCOME (LOSS):
    Acuff-Rose Music Publishing                    $   2,119      $   1,688
    Redhawks                                             363            169
    Word Entertainment                                (5,710)       (15,241)
    International cable networks                      (6,375)        (9,655)
    Businesses sold to OPUBCO                         (1,816)        (8,240)
    Other                                               (383)          (144)
    Impairment and other charges                     (53,716)       (29,826)
    Restructuring charges                             (2,959)        (3,241)
                                                   ---------      ---------
       Total operating loss                          (68,477)       (64,490)

INTEREST EXPENSE                                        (797)        (1,310)
INTEREST INCOME                                          199            683
OTHER GAINS AND LOSSES                                (4,131)        (4,419)
                                                   ---------      ---------

Income (loss) before benefit for income taxes        (73,206)       (69,536)

PROVISION (BENEFIT) FOR INCOME TAXES                 (23,018)       (19,991)
                                                   ---------      ---------
Net income (loss) from discontinued operations     $ (50,188)     $ (49,545)
                                                   =========      =========

On January 1, 2001, the Company recorded a gain of $11.9 million, net of taxes of $7.1 million, as a cumulative effect of an accounting change to record the derivatives associated with the secured forward exchange contract on its Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon several different sources of capital to fund its operations and capital commitments, including the operating cash flow of its hospitality and attractions companies, its unrestricted cash balance of $98.6 million as of December 31, 2002 and the proceeds from the sale of non-core assets.

FUTURE FINANCING

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of December 31, 2002, the Company had $98.6 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

In February 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan, to complete the construction of the Texas hotel and fund any operating losses in 2003.

Management currently anticipates securing the long-term financing under the existing commitment from the Lenders and expects to close the financing in the second quarter of 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

TERM LOAN

During 2001, the Company entered into a three-year delayed-draw senior term loan (the "Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general corporate purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

During the first three months of 2002, the Company sold Word's domestic operations, which required the prepayment of the Term Loan in the amount of $80.0 million and, accordingly, this amount was classified as due within one year at December 31, 2001. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. Also during 2002, the Company made a principal payment of approximately $4.1 million under the Term Loan. Net borrowings under the Term Loan for 2002 and 2001 were $85.0 million and $100.0 million, respectively. As of December 31, 2002 and 2001, the Company had outstanding borrowings of $60.0 million and $100.0 million, respectively, under the Term Loan and was required to escrow certain amounts in a completion reserve account for Gaylord Palms. The Company's ability to borrow additional funds under the Term Loan expired during 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

The terms of the Term Loan required the Company to purchase an interest rate instrument which caps the interest rate paid by the Company. This instrument expired in the fourth quarter of 2002. Due to the expiration of the interest rate instrument, the Company was out of compliance with the terms of the Term Loan. Subsequent to December 31, 2002, the Company obtained a waiver from the lenders whereby they waived this event of non-compliance as of December 31, 2002 and also removed the requirement to maintain such instruments for the remainder of the term of the loan. The maximum amount available under the Term Loan reduces to $50.0 million in April 2004, with full repayment due in October 2004. Debt repayments under the Term Loan reduce its borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At December 31, 2002 and 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $2.4 million and $5.6 million, respectively. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for 2002 and 2001 was 9.6% and 8.3%, respectively. The weighted average interest rate of 9.6% for 2002 includes 4.5% related to commitment fees and the amortization of deferred financing costs.

SENIOR AND MEZZANINE LOANS

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans require monthly principal payments of $667,000 during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance a $250.0 million interim loan that was scheduled to mature in April 2001. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the interim loan and paying required escrows and fees were approximately $97.6 million. At December 31, 2002 and 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $7.3 million and $13.8 million, respectively. The weighted average interest rates for the Senior Loan for 2002 and 2001, including amortization of deferred financing costs, were 4.5% and 6.2%, respectively. The weighted average interest rates for the Mezzanine Loan for 2002 and 2001, including amortization of deferred financing costs, were 10.5% and 12.0%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions are in effect which require that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During 2002, $47.8 million of restricted cash was utilized to repay principal amounts outstanding under the Senior Loan.

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

CASH FLOW FROM OPERATING ACTIVITIES

Cash flow from operating activities is the principal source of cash used to fund the Company's operating expenses, interest payments on debt, and maintenance capital expenditures. During 2002, the Company's net cash flows provided by operating activities were $88.9 million, reflecting primarily the Company's income from continuing operations; depreciation and amortization; and the provision for deferred income taxes.

CASH FLOW FROM INVESTING ACTIVITIES

During 2002, the Company's primary uses of funds and investing activities included the purchases of property and equipment for the Gaylord Palms and Gaylord Opryland Texas which totaled $175.6 million. The Company received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $263.4 million.

CASH FLOW FROM FINANCING ACTIVITIES

The Company's cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2002, the Company's net cash flows used in financing activities were approximately $83.6 million, reflecting the issuance of $85.0 million in debt and the repayment of $214.8 million in debt. The Company also experienced a decrease in restricted cash and cash equivalents of $45.7 million which was used to repay debt.

CAPITAL REQUIREMENTS

The Company currently projects capital expenditures for 2003 of approximately $230.0 million, which includes continuing construction at the new Gaylord hotel in Grapevine, Texas of $204.0 million and approximately $12.0 million related to improvements to Gaylord Opryland. The Company has obtained a commitment for a new credit facility to fund these expenditures. If the Company does not obtain this financing, or a suitable alternative, capital expenditures will need to be reduced to continue to fund ongoing operations.

COMMITMENTS

Future minimum cash lease commitments under all noncancelable operating leases in effect for continuing operations at December 31, 2002 are as follows: 2003 - $6.2 million, 2004 - $5.7 million, 2005 - $4.7 million, 2006 - $3.4 million, 2007 - $3.5 million, and 2008 and thereafter - $683.2 million.

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

During 2001 and 2002, the Company entered into certain agreements related to the construction of the new Gaylord hotel in Grapevine, Texas. At December 31, 2002, the Company has paid approximately $201.1 million related to these agreements, which is included as construction in progress in property and equipment in the Company's consolidated balance sheets.

During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required the Company to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year.

The following table summarizes our significant contractual obligations as of December 31, 2002, including long-term debt and operating and capital lease commitments:

(in thousands)
                                 Total amounts     Less than        1-2            3-4           After 4
Contractual obligations            committed         1 year        years          years           years
-----------------------            ---------         ------        -----          -----           -----
Long-term debt                     $  339,185     $    8,004     $  331,181     $        -     $        -
Capital leases                          1,453            522            844             87              -
Construction commitments              275,000        204,000         71,000              -              -
Arena naming rights                    61,323          2,373          5,108          5,632         48,210
Operating leases                      706,794          6,242         10,410          6,940        683,202
Other                                   5,525            325            650            650          3,900
                                   ----------     ----------     ----------     ----------     ----------

Total contractual obligations      $1,389,280     $  221,466     $  419,193     $   13,309     $  735,312
                                   ==========     ==========     ==========     ==========     ==========

The total operating lease amount of $706.8 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any significant impact on previously reported costs.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended provisions of SFAS No. 148 on December 31, 2002 and the information contained in this report reflects the disclosure requirements of the new pronouncement. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

FORWARD-LOOKING STATEMENTS

This report contains statements with respect to the Company's beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption "Risk Factors." Forward-looking statements include discussions regarding the Company's operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

MARKET RISK

The following discusses the Company's exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments - At December 31, 2002, the Company held an investment of 11.0 million shares of Viacom Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2002, the fair market value of the Company's investment in the 11.0 million shares of Viacom stock was $448.5 million, or $40.76 per share. The secured forward exchange contract protects the Company from market decreases below $56.04 per share, thereby limiting the Company's market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Interest Rate Swaps - The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without changing the principal payments. The fair market value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. The fair market value of the interest rate swap agreements is determined by the lender. Changes in certain market conditions could materially affect the Company's consolidated financial position.

Outstanding Debt - The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company's option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. During the third quarter of 2002, the instruments expired and the Company was not required to purchase any additional coverage. The terms of the Nashville Hotel Loans require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $2.4 million after taxes based on debt amounts outstanding at December 31, 2002.

Cash Balances - Certain of the Company's outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at December 31, 2002. As a result, the interest rate market risk implicit in these investments at December 31, 2002, if any, is low.

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

Summary - Based upon the Company's overall market risk exposures at December 31, 2002, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item is provided under the caption "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information with respect to this Item is contained in the Company's consolidated financial statements included in the Index on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective June 14, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants. On that date, the Company appointed Ernst & Young LLP ("Ernst & Young") as its independent auditors for the fiscal year ending December 31, 2002. These actions were recommended by the Company's Audit Committee and approved by the Board of Directors of the Company.

         Arthur Andersen's reports on the Company's consolidated financial statements for the Company's fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

         During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

         The Company provided Arthur Andersen with a copy of the foregoing disclosure and Arthur Andersen stated its agreement with such statements.

         During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 14, 2002, the Company did not consult with Ernst & Young regarding any of the matters or events set fourth in Item 304(a)(2)(i) and (ii) of Regulation S-K. Notwithstanding the forgoing, during the fiscal year ended December 31, 2001 and during the first and second quarters of 2002, Ernst & Young and/or an affiliate thereof provided the Company with certain management and tax consulting services.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about our Directors is incorporated herein by reference to the discussion under the heading "Item 1 - Election of Directors" in our Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

         Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

         Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

         Our Board of Directors has determined that Robert P. Bowen is an "audit committee financial expert" as defined by the SEC and is independent, as that term is defined by the listing requirements of the New York Stock Exchange.

         The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, a copy of which has been posted on the Company's website at www.gaylordentertainment.com. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is incorporated herein by reference to the discussions under the headings "Beneficial Ownership" and "Equity Compensation Plan Information" in our Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 14.          CONTROLS AND PROCEDURES.

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         15(A)(1) FINANCIAL STATEMENTS

         The accompanying index to financial statements on page F-1 of this annual report on Form 10-K is provided in response to this Item.

         15(A)(2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this annual report on Form 10-K:

Schedule  II - Valuation and Qualifying Accounts for the Year Ended
December 31, 2002........................................................  S-2

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

         15(A)(3) EXHIBITS

         See Index to Exhibits, pages 55 through 59.

         15(B) REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GAYLORD ENTERTAINMENT COMPANY

                                      By:  /s/ COLIN V. REED
                                         -----------------------------
                                           Colin V. Reed
March 28, 2003                             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                   TITLE                        DATE
      /s/ MICHAEL D. ROSE        Chairman of the Board           March 28, 2003
-----------------------------
          Michael D. Rose

    /s/ MARTIN C. DICKINSON      Director                        March 28, 2003
-----------------------------
        Martin C. Dickinson

/s/ CHRISTINE GAYLORD EVEREST    Director                        March 28, 2003
------------------------------
    Christine Gaylord Everest

     /s/ E. K. GAYLORD II        Director                        March 28, 2003
------------------------------
         E. K. Gaylord II

      /s/ ROBERT P. BOWEN        Director                        March 28, 2003
------------------------------
          Robert P. Bowen

    /s/ LAURENCE S. GELLER       Director                        March 28, 2003
------------------------------
        Laurence S. Geller

       /s/ E. GORDON GEE         Director                        March 28, 2003
------------------------------
           E. Gordon Gee

        /s/ RALPH HORN           Director                        March 28, 2003
------------------------------
            Ralph Horn

       /s/ COLIN V. REED         Director, President and         March 28 2003
------------------------------   Chief Executive Officer
           Colin V. Reed         (Principal Executive Officer)

     /s/ DAVID C. KLOEPPEL       Executive Vice President and    March 28, 2003
------------------------------   Chief Financial Officer
         David C. Kloeppel       (Principal Financial Officer)

     /s/ KENNETH A. CONWAY       Vice President and              March 28, 2003
------------------------------   Chief Accounting Officer
         Kenneth A. Conway       (Principal Accounting Officer)

                                  CERTIFICATION

I, Colin V. Reed, certify that:

         1. I have reviewed this annual report on Form 10-K of Gaylord Entertainment Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        By:         /s/ COLIN V. REED
                                           -------------------------------------
                                                        Colin V. Reed
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, David C. Kloeppel, certify that:

         1. I have reviewed this annual report of Form 10-K of Gaylord Entertainment Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          By:        /s/ DAVID C. KLOEPPEL
                                             -----------------------------------
                                                         David C. Kloeppel
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
2.1+        Agreement and Plan of Merger dated February 9, 1997 by and among
            Westinghouse Electric Corporation ("Westinghouse"), G Acquisition
            Corp. and Old Gaylord (incorporated by reference to Exhibit 2.1 to
            Old Gaylord's Current Report on Form 8-K dated February 9, 1997
            (File No. 1-10881)).

2.2+ Agreement and Plan of Merger, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord
            Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and
            CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 19, 1999
            (File No. 1-13079)).

2.3+ First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Registrant, Gaylord Television
            Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas
            Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS
            Corporation, as filed with the Securities and Exchange Commission on October 12, 1999 (File No. 333-88775)).

2.4+ Securities Purchase Agreement, dated as of March 9, 2001, by and among the Registrant, Gaylord Creative Group, Inc., PaperBoy
            Productions, Inc., and Gaylord Sports, Inc. (incorporated by reference to Exhibit 2.8 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

2.5+ Purchase Agreement among WMGA, LLC and Registrant, and Registrant's subsidiary, Gaylord Creative Group, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated
            January 16, 2002).

2.6+        Asset Purchase Agreement, dated as of July 1, 2002, by and between
            Acuff-Rose Music Publishing, Inc., Acuff-Rose Music, Inc., Milene
            Music, Inc., Springhouse Music, Inc., and Hickory Records, Inc. and
            Sony/ATV Music Publishing LLC (incorporated by reference to Exhibit
            10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

2.7+ Purchase and Sale Agreement, dated as of June 28, 2002, by and between The Mills Limited Partnership (as Purchaser) and Opryland
            Attractions, Inc. (as Seller) (incorporated by reference to Exhibit
            10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
10.2        Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Registrant (incorporated by reference to
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
            October 7, 1997 (File No. 1-13079)).

10.3 Tax Matters Agreement, dated as of April 9, 1999, by and among the Registrant, Gaylord Television Company, Gaylord Communications, Inc.
            and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

10.4        Amended and Restated Tax Matters Agreement, dated as of October 8,
            1999, by and among the Registrant, Gaylord Television Company,
            Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange
            Commission on October 12, 1999).

10.5        First Amendment to Post-Closing Covenants Agreement and
            Non-Competition Agreements, dated as of April 9, 1999, by and among the Registrant, CBS Corporation, Edward L. Gaylord and E. K.
            Gaylord, II (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 19, 1999).

10.6 Opryland Hotel - Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.C., and Opryland
            Hotel - Florida Limited Partnership (incorporated by reference to
            Exhibit 10.11 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 1999).

10.7        Guaranteed Maximum Price (GMP) Construction Agreement dated as of
            November 8, 1999, by and among Opryland Hotel - Florida, L.P.
            Opryland Hospitality Group, and Perini/Suitt (incorporated by reference to Exhibit 10.8 to Gaylord's Annual Report on Form 10-K for the year ended December 31, 2000).

10.8        First Amendment to Guaranteed Maximum Price (GMP) Construction
            Agreement dated as of September 5, 2000 by and among Opryland Hotel
            - Florida, L.P., Opryland Hospitality Group d/b/a OLH, G.P., and
            Perini/Suitt (incorporated by reference to Exhibit 10.9 to Gaylord's
            Annual Report on Form 10-K for the year ended December 31, 2000).

10.9 Naming Rights Agreement dated as of November 24, 1999, by and between Registrant and Nashville Hockey Club Limited Partnership
            (incorporated by reference to Exhibit 10.24 to Gaylord's Annual
            Report on Form 10-K for the year ended December 31, 1999).

10.10       SAILS Mandatorily Exchangeable Securities Contract dated as of May
            22, 2000, among the Registrant, OLH G.P., Credit Suisse First Boston
            International, and Credit Suisse First Boston Corporation, as agent
            (incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K dated May 23, 2000).

10.11       SAILS Pledge Agreement dated as of May 22, 2000, among the
            Registrant, Credit Suisse First Boston International, and Credit
            Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated
            May 23, 2000).

10.12       Amended and Restated Loan and Security Agreement dated as of March
            27, 2001, by and between Opryland Hotel Nashville, LLC, and Merrill
            Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit
            10.13 to Gaylord's Annual Report on Form 10-K for the year ended
            December 31, 2000).

10.13       Mezzanine Loan Agreement dated as of March 27, 2001, by and between
            Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC
            (incorporated by reference to Exhibit 10.14 to Gaylord's Annual
            Report on Form 10-K for the year ended December 31, 2000).

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
10.14       First Amendment dated January 18, 2002 to Mezzanine Loan Agreement, dated as of March 27, 2001 by and between Opryland Mezzanine Trust
            2001-1, a Delaware business trust, and OHN Holdings, LLC
            (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 2002).

10.15+ Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland Hotel-Florida, L.P., Banker's Trust Company,
            Deutsche Banc, Alex. Brown, Inc. and Salomon Smith Barney, Inc.
            (incorporated by reference to Exhibit 10.15 to Registrants's Annual
            Report on Form 10-K for the year ended December 31, 2001).

10.16 First Amendment dated November 30, 2001 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland
            Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate,
            Inc. and CIBC Inc. (incorporated by reference to Exhibit 10.1 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 2002).

10.17 Second Amendment dated December 31, 2001 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland
            Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate,
            Inc. and CIBC Inc. (incorporated by reference to Exhibit 10.2 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 2002).

10.18 Third Amendment dated February 28, 2002 to Credit Agreement, dated as of October 9, 2001 by and among Registrant, Opryland
            Hotel-Florida, L.P., Bankers Trust Company, Citicorp Real Estate,
            Inc. and CIBC Inc. (incorporated by reference to Exhibit 10.3 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 2002).

10.19       Fourth Amendment dated May 1, 2002 to Credit Agreement, dated as of
            October 9, 2001 by and among Registrant, Opryland Hotel-Florida,
            L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC
            Inc. (incorporated by reference to Exhibit 10.4 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.20       Fifth Amendment dated June 28, 2002 to Credit Agreement, dated as of
            October 9, 2001 by and among Registrant, Opryland Hotel-Florida,
            L.P., Bankers Trust Company, Citicorp Real Estate, Inc. and CIBC
            Inc. (incorporated by reference to Exhibit 10.1 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.21*      Hotel/Convention Center Sublease Agreement, dated as of May 16,
            2000, by and between the City of Grapevine, Texas and Opryland Hotel
            - Texas Limited Partnership.

10.22*      Sublease Addendum Number 1, dated July 28, 2000, by and between the
            City of Grapevine, Texas and Opryland Hotel - Texas Limited
            Partnership.

10.23*+     Guaranteed Maximum Price Construction Agreement, dated November 15,
            2002, by and between Gaylord Entertainment Company and Centex
            Construction Company, Inc.

                        EXECUTIVE COMPENSATION PLANS AND
                              MANAGEMENT CONTRACTS

10.24       Gaylord Entertainment Company 1997 Omnibus Stock Option and
            Incentive Plan (as amended at May 2002 Stockholders Meeting)
            (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2002).

10.25       The Opryland USA Inc. Supplemental Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.11 to Old Gaylord's
            Registration Statement on Form S-1 (Registration No. 33-42329)).

10.26       Gaylord Entertainment Company Retirement Benefit Restoration Plan
            (incorporated by reference to Exhibit 10.19 to Gaylord's Annual
            Report on Form 10-K for the year ended December 31, 2000).

10.27 Form of Severance Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord's Annual Report on Form 10-K for the year ended
            December 31, 1996 (File No. 1-10881)).

10.28 Consulting Agreement, dated October 31, 2001, between the Registrant and Dave Jones (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December
            31, 2001).

10.29       Letter Agreement dated February 14, 2001 between the Registrant and
            Carl W. Kornmeyer (incorporated by reference to Exhibit 10.26 to
            Gaylord's Annual Report on Form 10-K for the year ended December 31,
            2000).

10.30       Executive Employment Agreement of David C. Kloeppel, dated September
            4, 2001, with Registrant (incorporated by reference to Exhibit 10.1 to Gaylord's Quarterly Report on Form 10-Q for quarter ended
            September 30, 2001).

10.31       Executive Employment Agreement of Colin V. Reed, dated April 23,
            2001, with Registrant (incorporated by reference to Exhibit 10.1 to Gaylord's Quarterly Report on Form 10-Q for quarter ended June 30,
            2001).

10.32       Executive Employment Agreement of Michael D. Rose, dated April 23,
            2001, with Registrant (incorporated by reference to Exhibit 10.2 to Gaylord's Quarterly Report on Form 10-Q for quarter ended June 30,
            2001).

10.33*      Letter Agreement, dated October 17, 2001, between the Registrant and
            Jay Sevigny.

10.34 Indemnification Agreement, dated as of April 23, 2001, by and between the Registrant and Colin V. Reed (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.35 Indemnification Agreement, dated as of April 23, 2001, by and between the Registrant and Michael D. Rose (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2001).

10.36* Form of Indemnification Agreement between the Registrant and each of its non-employee directors.

10.37*      Gaylord Entertainment Company Director Compensation Policy.

14*         Gaylord Entertainment Company Code of Business Conduct and Ethics.

16 Letter from Arthur Andersen LLP regarding change in independent auditor (incorporated by reference to Exhibit 16.1 to Registrant's
            Current Report on Form 8-K dated June 19, 2002).

21*         Subsidiaries of Gaylord Entertainment Company.

23*         Consent of Independent Public Accountants.

99.1*       Gaylord Entertainment Company Audit Committee Charter.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
99.2*       Gaylord Entertainment Company Corporate Governance Guidelines.

99.3*       Gaylord Entertainment Company Nominating Committee Charter.

99.4* Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5*       Certification of David C. Kloeppel pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
+ As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

*        Filed herewith.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................  F-2

Consolidated Statements of Operations for the Years Ended
    December 31, 2002, 2001 and 2000.....................................  F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001.............  F-4

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002, 2001 and 2000.....................................  F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2002, 2001 and 2000.....................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Gaylord Entertainment Company

We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2001 and 2000 have been restated.

As discussed in Note 1 and elsewhere in the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002, derivative financial instruments and the disposition of long-lived assets in 2001.

                                                     Ernst & Young LLP

Nashville, Tennessee
February 5, 2003 (except for Notes 2 and 22, as to which the date is March 25,
2003)

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (in thousands, except per share data)

                                                                                          (Restated)    (Restated)
                                                                               2002          2001          2000
                                                                             ---------    ----------    ----------
REVENUES                                                                     $ 414,358     $ 304,273     $ 315,472

OPERATING EXPENSES:
  Operating costs                                                              260,357       205,421       213,725
  Selling, general and administrative                                          110,619        68,913        90,806
  Preopening costs                                                               8,913        15,927         5,278
  Gain on sale of assets                                                       (30,529)            -             -
  Impairment and other charges                                                       -        14,262        75,712
  Restructuring charges                                                              3         2,182        12,952
  Depreciation                                                                  52,834        34,867        35,511
  Amortization                                                                   3,786         3,738         9,352
                                                                             ---------     ---------     ---------
     Operating income (loss)                                                     8,375       (41,037)     (127,864)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED                                   (46,960)      (39,365)      (30,319)
INTEREST INCOME                                                                  2,808         5,554         4,046
UNREALIZED GAIN (LOSS) ON VIACOM STOCK                                         (37,300)          782             -
UNREALIZED GAIN ON DERIVATIVES                                                  86,476        54,282             -
OTHER GAINS AND LOSSES                                                           1,163         2,661        (3,514)
                                                                             ---------     ---------     ---------
  Income (loss) before provision (benefit) for income taxes, discontinued
     operations and cumulative effect of accounting change                      14,562       (17,123)     (157,651)

PROVISION (BENEFIT) FOR INCOME TAXES                                             1,806        (8,313)      (51,140)
                                                                             ---------     ---------     ---------
  Income (loss) from continuing operations before cumulative
    effect of accounting change                                                 12,756        (8,810)     (106,511)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES                          84,960       (50,188)      (49,545)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES                            (2,572)       11,202             -
                                                                             ---------     ---------     ---------
     Net income (loss)                                                       $  95,144     $ (47,796)    $(156,056)
                                                                             =========     =========     =========

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations                                   $    0.38     $   (0.26)    $   (3.19)
  Gain (loss) from discontinued operations, net of taxes                          2.52         (1.49)        (1.48)
  Cumulative effect of accounting change, net of taxes                           (0.08)         0.33             -
                                                                             ---------     ---------     ---------
    Net income (loss)                                                        $    2.82     $   (1.42)    $   (4.67)
                                                                             =========     =========     =========

INCOME (LOSS) PER SHARE - ASSUMING DILUTION:
  Income (loss) from continuing operations                                   $    0.38     $   (0.26)    $   (3.19)
  Gain (loss) from discontinued operations, net of taxes                          2.52         (1.49)        (1.48)
  Cumulative effect of accounting change, net of taxes                           (0.08)         0.33             -
                                                                             ---------     ---------     ---------
    Net income (loss)                                                        $    2.82     $   (1.42)    $   (4.67)
                                                                             =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                      (in thousands, except per share data)

                                                                                       (Restated)
                                                                           2002           2001
                                                                       -----------    -----------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents - unrestricted                             $    98,632    $     9,194
  Cash and cash equivalents - restricted                                    19,323         64,993
  Trade receivables, less allowance of $620 and $3,185, respectively        23,872         14,441
  Deferred financing costs                                                  26,865         26,865
  Deferred income taxes                                                     20,553         23,438
  Other current assets                                                      25,958         15,209
  Current assets of discontinued operations                                  2,528         50,530
                                                                       -----------    -----------
        Total current assets                                               217,731        204,670

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                  1,112,078        993,347
GOODWILL                                                                     9,280         13,501
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                           1,996          6,299
INVESTMENTS                                                                509,080        550,172
ESTIMATED FAIR VALUE OF DERIVATIVE ASSETS                                  207,727        158,028
LONG-TERM DEFERRED FINANCING COSTS                                         100,933        137,513
OTHER ASSETS                                                                24,352         30,098
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                  9,019         84,016
                                                                       -----------    -----------
        Total assets                                                   $ 2,192,196    $ 2,177,644
                                                                       ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $     8,526    $    88,004
  Accounts payable and accrued liabilities                                  80,959         88,261
  Current liabilities of discontinued operations                             6,378         31,010
                                                                       -----------    -----------
        Total current liabilities                                           95,863        207,275

SECURED FORWARD EXCHANGE CONTRACT                                          613,054        613,054
NON-CURRENT LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  NET OF CURRENT PORTION                                                   332,112        380,993
DEFERRED INCOME TAXES                                                      244,372        138,599
ESTIMATED FAIR VALUE OF DERIVATIVE LIABILITIES                              48,647         85,424
OTHER LIABILITIES                                                           67,903         52,796
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                               781            836
MINORITY INTEREST OF DISCONTINUED OPERATIONS                                 1,885          1,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares authorized, no
    shares issued or outstanding                                                 -              -
  Common stock, $.01 par value, 150,000 shares authorized, 33,780
    and 33,736 shares issued and outstanding, respectively                     338            337
  Additional paid-in capital                                               520,796        519,695
  Retained earnings                                                        282,798        187,654
  Unearned compensation                                                     (1,018)        (2,021)
  Accumulated other comprehensive loss                                     (15,335)        (8,677)
                                                                       -----------    -----------
        Total stockholders' equity                                         787,579        696,988
                                                                       -----------    -----------
        Total liabilities and stockholders' equity                     $ 2,192,196    $ 2,177,644
                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (in thousands)

                                                                                          (Restated)   (Restated)
                                                                                2002         2001         2000
                                                                             ---------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $  95,144    $ (47,796)   $(156,056)
   Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
        (Gain) loss on discontinued operations, net of taxes                   (84,960)      50,188       49,545
        Impairment and other charges                                                 -       14,262       75,712
        Cumulative effect of accounting change, net of taxes                     2,572      (11,202)           -
        Unrealized gain on Viacom stock and related derivatives                (49,176)     (55,064)           -
        Depreciation and amortization                                           56,620       38,605       44,863
        Gain on sale of assets                                                 (30,529)           -            -
        Provision (benefit) for deferred income taxes                           65,070      (10,599)     (51,118)
        Amortization of deferred financing costs                                36,164       35,987       20,780
        Changes in (net of acquisitions and divestitures):
          Trade receivables                                                     (9,431)       5,893        7,987
          Accounts payable and accrued liabilities                                (280)     (16,650)      40,083
          Other assets and liabilities                                           3,628       14,630        5,555
                                                                             ---------    ---------    ---------
  Net cash flows provided operating activities - continuing
    operations                                                                  84,822       18,254       37,351
  Net cash flows provided by (used in) operating activities - discontinued
    operations                                                                   2,458       (2,764)     (26,117)
                                                                             ---------    ---------    ---------
  Net cash flows provided by operating activities                               87,280       15,490       11,234
                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (185,649)    (281,080)    (223,037)
   Proceeds from sale of assets                                                 30,875            -            -
   Other investing activities                                                    9,406        3,033      (27,226)
                                                                             ---------    ---------    ---------
  Net cash flows used in investing activities - continuing operations         (145,368)    (278,047)    (250,263)
  Net cash flows provided by (used in) investing activities - discontinued
       operations                                                              232,454       17,953      (38,677)
                                                                             ---------    ---------    ---------
  Net cash flows provided by (used in) investing activities                     87,086     (260,094)    (288,940)
                                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               85,000      535,000      175,500
   Repayment of long-term debt                                                (214,846)    (241,503)      (3,500)
   Cash proceeds from secured forward exchange contract                              -            -      613,054
   Deferred financing costs paid                                                     -      (19,582)    (195,452)
   Net payments under revolving credit agreements                                    -            -     (294,000)
   Decrease (increase) in cash and cash equivalents - restricted                45,670      (52,326)     (12,667)
   Proceeds from exercise of stock options and stock purchase plans                919        2,548        2,136
                                                                             ---------    ---------    ---------
  Net cash flows provided by (used in) financing activities - continuing
    operations                                                                 (83,257)     224,137      285,071
  Net cash flows provided by (used in) financing activities - discontinued
    operations                                                                  (1,671)       2,904        9,306
                                                                             ---------    ---------    ---------
  Net cash flows provided by (used in) financing activities                    (84,928)     227,041      294,377
                                                                             ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS - UNRESTRICTED                          89,438      (17,563)      16,671
CASH AND CASH EQUIVALENTS - UNRESTRICTED, BEGINNING OF YEAR                      9,194       26,757       10,086
                                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS - UNRESTRICTED, END OF YEAR                        $  98,632    $   9,194    $  26,757
                                                                             =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (in thousands)

                                                          ADDITIONAL                                      OTHER          TOTAL
                                            COMMON          PAID-IN       RETAINED       UNEARNED     COMPREHENSIVE   STOCKHOLDERS'
                                             STOCK          CAPITAL       EARNINGS     COMPENSATION   INCOME (LOSS)      EQUITY
                                          -----------    -----------    -----------    ------------   -------------   -------------
BALANCE, DECEMBER 31, 1999
(AS PREVIOUSLY REPORTED)                  $       333    $   512,308    $   351,028    $    (1,570)    $    99,060     $   961,159
RESTATEMENT ADJUSTMENTS                             -             93         40,478              -               -          40,571
                                          -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999
  (RESTATED)                                      333        512,401        391,506         (1,570)         99,060       1,001,730

  COMPREHENSIVE LOSS:
    Net loss                                        -              -       (156,056)             -               -        (156,056)
    Unrealized loss on investments, net
                                                    -              -              -              -         (81,901)        (81,901)
    Foreign currency translation                    -              -              -              -            (705)           (705)
                                                                                                                       -----------
  Comprehensive loss                                                                                                      (238,662)
  Exercise of stock options                         2          1,845              -              -               -           1,847
  Tax benefit on stock options                      -          1,000              -              -               -           1,000
  Employee stock plan purchases                     -            289              -              -               -             289
  Issuance of restricted stock                      1          2,776              -         (2,777)              -               -
  Cancellation of restricted stock                 (2)        (4,705)             -          4,707               -               -
  Compensation expense                              -            173              -           (440)              -            (267)
                                          -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 2000
  (Restated)                                      334        513,779        235,450            (80)         16,454         765,937

  COMPREHENSIVE LOSS:
    Net loss                                        -              -        (47,796)             -               -         (47,796)
    Reclassification of gain on
      marketable securities                         -              -              -              -         (17,957)        (17,957)
    Unrealized loss on interest
      rate caps                                     -              -              -              -            (213)           (213)
    Minimum pension liability, net of
      deferred income taxes                         -              -              -              -          (7,672)         (7,672)
    Foreign currency translation                    -              -              -              -             711             711
                                                                                                                       -----------
  Comprehensive loss                                                                                                       (72,927)
  Exercise of stock options                         2          2,327              -              -               -           2,329
  Tax benefit on stock options                      -            720              -              -               -             720
  Employee stock plan purchases                     -            219              -              -               -             219
  Issuance of restricted stock                      1          3,664              -         (3,665)              -               -
  Cancellation of restricted stock                  -           (928)             -            928               -               -
  Compensation expense                              -            (86)             -            796               -             710
                                          -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 2001
  (RESTATED)                                      337        519,695        187,654         (2,021)         (8,677)        696,988

  COMPREHENSIVE INCOME:
    NET INCOME                                      -              -         95,144              -               -          95,144
    UNREALIZED LOSS ON INTEREST
      RATE CAPS                                     -              -              -              -            (161)           (161)
    MINIMUM PENSION LIABILITY, NET OF
      DEFERRED INCOME TAXES                         -              -              -              -          (7,252)         (7,252)
    FOREIGN CURRENCY TRANSLATION                    -              -              -              -             755             755
                                                                                                                       -----------
  COMPREHENSIVE INCOME                                                                                                      88,486
  EXERCISE OF STOCK OPTIONS                         1            660              -              -               -             661
  TAX BENEFIT ON STOCK OPTIONS                      -             28              -              -               -              28
  EMPLOYEE STOCK PLAN PURCHASES                     -            206              -              -               -             206
  MODIFICATION OF STOCK PLAN                        -             52              -              -               -              52
  ISSUANCE OF RESTRICTED STOCK                      -            115              -           (115)              -               -
  ISSUANCE OF STOCK WARRANTS                        -             40              -              -               -              40
  CANCELLATION OF RESTRICTED STOCK                  -            (32)             -             32               -               -
  COMPENSATION EXPENSE                              -             32              -          1,086               -           1,118
                                          -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 2002                $       338    $   520,796    $   282,798    $    (1,018)    $   (15,335)    $   787,579
                                          ===========    ===========    ===========    ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Gaylord Entertainment Company (the "Company") is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: hospitality; attractions; media and corporate and other. Due to management's decision during 2002 to pursue plans to dispose of certain businesses, those businesses have been presented as discontinued operations as described in more detail below and in Note 6.

         BUSINESS SEGMENTS

                  HOSPITALITY

                  The hospitality segment includes the operations of Gaylord Hotels(TM) branded hotels and the Radisson Hotel at Opryland. At December 31, 2002, the Company owns and operates the Gaylord Opryland Resort Hotel and Convention Center ("Gaylord Opryland") (formerly known as the Opryland Hotel Nashville), the Gaylord Palms Resort Hotel and Convention Center ("Gaylord Palms") (formerly known as the Opryland Hotel Florida) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. Gaylord Opryland is owned and operated by Opryland Hotel Nashville, LLC, a consolidated wholly-owned separate legal entity incorporated in Delaware. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Company is developing a Gaylord hotel in Grapevine, Texas, which is expected to open in 2004. The Company has the option to purchase land for the development of a hotel in the Washington, D.C. area. This project is subject to the availability of financing and final approval of the Company's Board of Directors.

                  ATTRACTIONS

                  The attractions segment includes all of the Company's Nashville-based tourist attractions. At December 31, 2002, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Springhouse Golf Club, among others. The attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace.

                  MEDIA

                  At December 31, 2002, the Company's media segment includes the operations of three radio stations in Nashville, Tennessee. During 1999, the Company created a new division, Gaylord Digital, formed to initiate a focused Internet strategy as further discussed in Note 7. During 2000, the Company closed Gaylord Digital, as further discussed in Note 4.

                  CORPORATE AND OTHER

                  Corporate includes salaries and benefits of the Company's executive and administrative personnel and various other overhead costs. This segment also includes the expenses associated with the Company's ownership of various investments, including Bass Pro, the Nashville Predators, the naming rights agreement and Opry Mills. The Company owns minority interests in Bass Pro, Inc. ("Bass Pro"), a leading retailer of premium outdoor sporting goods and fishing products, and the Nashville Predators, a National Hockey League professional team. Until the second quarter of 2002, the Company owned a minority interest in a partnership with The Mills Corporation that developed Opry Mills, a Nashville

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  entertainment and retail complex, which opened in May 2000. The Company sold its interest in Opry Mills during 2002 to certain affiliates of The Mills Corporation as further discussed in Note 8. During the first quarter of 2002, the Company disclosed that it intended to dispose of its investment in the Nashville Predators.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in less than 50% owned limited partnerships are accounted for utilizing the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - UNRESTRICTED

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         CASH AND CASH EQUIVALENTS - RESTRICTED

         Restricted cash and cash equivalents represent cash held in escrow for required capital expenditures, property taxes, insurance payments and other reserves required pursuant to the terms of the Company's debt agreements, as further described in Note 13. The Company also has restricted cash balances of $0.6 million which collateralize certain outstanding letters of credit.

         SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest for the years ended December 31 was comprised of:

(in thousands)                                          2002         2001         2000
                                                     ---------    ---------    ---------
Debt interest paid                                   $  17,749    $  23,405    $  13,043
Deferred financing costs paid                                -       19,582      195,452
Capitalized interest                                    (6,825)     (18,781)      (6,775)
                                                     ---------    ---------    ---------
  Cash interest paid, net of capitalized interest    $  10,924    $  24,206    $ 201,720
                                                     =========    =========    =========

         Income taxes refunds received were $64.6 million, $23.9 million and $18.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         ACCOUNTS RECEIVABLE

         The Company's accounts receivable are primarily generated by meetings and convention attendees room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivables is minimized due to the large and diverse nature of the customer base. No customer accounted for more than 10% of the Company's trade receivables at December 31, 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable. At December 31, 2001, the Company had fully reserved a $2.4 million trade receivable from a customer. During 2002, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Company learned the customer would not be able to pay the Company for the receivable and therefore, wrote the trade receivable off against the related reserve.

         DEFERRED FINANCING COSTS

         Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2002, 2001 and 2000, deferred financing costs of $36.2 million, $36.0 million and $20.8 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2002 represents the amount of prepaid contract payments related to the secured forward exchange contract discussed in Note 11 that will be amortized in the coming year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions is included in the cost of the applicable capital addition. Maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using straight-line method over the following estimated useful lives:

Buildings                                               40  years
Land improvements                                       20  years
Attractions-related equipment                           16  years
Furniture, fixtures and equipment                       3-8  years
Leasehold improvements                                  The shorter of the lease
                                                        term or useful life

         IMPAIRMENT OF LONG-LIVED ASSETS

         In accounting for the Company's long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001.

         GOODWILL AND INTANGIBLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 141 in June of 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date. In accordance with the provisions of SFAS 142, the Company performs its annual review of impairment of goodwill by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value, then the Company measures potential impairment by assigning the assets and liabilities of the Company to the reporting unit in a manner similar to a purchase transaction, in accordance with the provisions of SFAS 141, and comparing the implied value of goodwill to its carrying value. The Company's goodwill and intangibles are discussed further in Note 20.

         LEASES

         The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located and has various other leasing arrangements, including leases for office space and office equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, "Accounting for Leases", and related interpretations. The Company's leases are discussed further in Note 17.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INVESTMENTS

         The Company owns investments in marketable securities and has minority interest investments in certain businesses. Marketable securities are accounted for in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Generally, non-marketable investments in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent are accounted for using the equity method of accounting.

         OTHER ASSETS

         Other current and long-term assets of continuing operations at December 31 consist of:

(in thousands)                               2002      2001
                                            -------   -------
Other current assets:
  Other current receivables                 $ 5,916   $ 5,097
  Note receivable - current portion          10,000         -
  Inventories                                 3,900     3,450
  Prepaid expenses                            3,880     5,971
  Current income tax receivable               1,478         -
  Other current assets                          784       691
                                            -------   -------
    Total other current assets              $25,958   $15,209
                                            =======   =======
Other long-term assets:
  Note receivable                           $ 7,500   $17,791
  Deferred software costs, net               11,130     8,025
  Other long-term assets                      5,722     4,282
                                            -------   -------
    Total other long-term assets            $24,352   $30,098
                                            =======   =======

         Other current assets

         Other current receivables result primarily from non-operating income and are due within one year. The current note receivable at December 31, 2002, is an unsecured note receivable from Bass Pro, which bears interest at a fixed annual rate of 8% which is payable annually. This note matures in October 2003. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis. Prepaid expenses consist of prepaid insurance and contracts that will be expensed during the subsequent year.

         Other long-term assets

         Long-term note receivable relates to an separate unsecured note receivable from Bass Pro. This long-term note receivable bears interest at a variable rate which is payable quarterly and matures in 2009.

         The Company capitalizes the costs of computer software for internal use in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, the Company capitalized the external costs to acquire and develop computer software and certain internal payroll costs during 2002 and 2001. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PREOPENING COSTS

         In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses the costs associated with preopening expenses related to the construction of new hotels, start-up activities and organization costs as incurred.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities of continuing operations at December 31 consist of:

(in thousands)                                      2002      2001
                                                   -------   -------
Trade accounts payable                             $ 7,547   $ 6,797
Accrued construction in progress                    17,484    27,011
Property and other taxes payable                    15,884    15,352
Deferred revenues                                   11,910     7,357
Accrued salaries and benefits                        7,787     7,049
Restructuring accruals                                 701     5,737
Accrued self-insurance reserves                      3,755     4,848
Accrued interest payable                               554     1,099
Accrued advertising and promotion                    4,206     1,728
Other accrued liabilities                           11,131    11,283
                                                   -------   -------
  Total accounts payable and accrued liabilities   $80,959   $88,261
                                                   =======   =======

         Deferred revenues consist primarily of deposits on advance room bookings and advance ticket sales at the Company's tourism properties. The Company is self-insured up to a stop loss for certain losses relating to workers' compensation claims, employee medical benefits and general liability claims. The Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company's historical experience.

         INCOME TAXES

         In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. See Note 14 for more detail on the Company's income taxes.

         MINORITY INTERESTS OF DISCONTINUED OPERATIONS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs were $23.9 million, $26.6 million and $41.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in advertising expense during 2002 and 2001 compared to 2000 was the closing of Gaylord Digital as discussed in Note 4.

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002 and the information contained in this report reflect the disclosure requirements of the new pronouncement. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

         If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31 would have been reduced (increased) to the following pro forma amounts:

(net income (loss) in thousands)
(per share data in dollars)                                      2002         2001           2000
                                                              ---------    ----------     ----------
NET INCOME (LOSS):
  As reported                                                 $  95,144    $  (47,796)    $ (156,056)
  Stock-based employee compensation, net of tax effect        $   3,190    $    2,412     $    1,233
                                                              ---------    ----------     ----------
  Pro forma                                                   $  91,954    $  (50,208)    $ (157,289)
                                                              =========    ==========     ==========

INCOME (LOSS) PER SHARE:
  As reported                                                 $    2.82    $    (1.42)    $    (4.67)
                                                              =========    ==========     ==========
  Pro forma                                                   $    2.72    $    (1.50)    $    (4.71)
                                                              =========    ==========     ==========

INCOME (LOSS) PER SHARE - ASSUMING DILUTION:
  As reported                                                 $    2.82    $    (1.42)    $    (4.67)
                                                              =========    ==========     ==========
  Pro forma                                                   $    2.72    $    (1.50)    $    (4.71)
                                                              =========    ==========     ==========

         The Company's stock-based compensation is further described in Note 16.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retained the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadened the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001.
         All dispositions or commitments to dispose of assets or businesses occuring prior to January 1, 2001 have been accounted for and presented in accordance with the provisions of APB Opinion No. 30.

         In accordance with the provisions of SFAS No. 144 and APB Opinion No. 30, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002: Word Entertainment ("Word"), the Company's contemporary Christian music business; the Acuff-Rose Music Publishing entity; GET Management, the Company's artist management business which was sold during 2001; the Company's ownership interest in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company's international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company ("OPUBCO") in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company's water taxis that were sold in 2001. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 6.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME (LOSS) PER SHARE

         SFAS No. 128, "Earnings Per Share", established standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Income per share amounts are calculated as follows for the years ended December 31:

                                                                    2002
                                              -----------------------------------------------
(income and share amounts in thousands)          INCOME            SHARES          PER SHARE
                                              -------------       ---------       -----------
Net income                                    $     95,144          33,763        $     2.82
Effect of dilutive stock options                         -              31                 -
                                              ------------        --------        ----------
      Net income - assuming dilution          $     95,144          33,794        $     2.82
                                              ============        ========        ==========

                                                                   2001
                                              -----------------------------------------------
                                                 Loss              Shares          Per Share
                                              -------------       ---------       -----------
Net loss                                      $    (47,796)         33,562        $    (1.42)
Effect of dilutive stock options                         -               -                 -
                                              ------------        --------        ----------
      Net loss - assuming dilution            $    (47,796)         33,562        $    (1.42)
                                              ============        ========        ==========

                                                                   2000
                                              -----------------------------------------------
                                                  Loss             Shares          Per Share
                                              -------------       ---------       -----------
Net loss                                      $   (156,056)         33,389        $    (4.67)
Effect of dilutive stock options                         -               -                 -
                                              ------------        --------        ----------
      Net loss - assuming dilution            $   (156,056)         33,389        $    (4.67)
                                              ============        ========        ==========

         For the years ended December 31, 2001 and 2000, the effect of dilutive stock options was the equivalent of 99,000 shares and 120,000 shares, respectively, of common stock outstanding. Because the Company had a net loss in each of the years ended December 31, 2001 and 2000, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.

         COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company's comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders' equity.

         FINANCIAL INSTRUMENTS

         The Company's carrying value of its debt and long-term notes receivable approximates fair value based upon the variable nature of these financial instruments' interest rates. Certain of the Company's investments are carried at fair value determined using quoted market prices as discussed further in Note 10. The carrying amount of short-term financial instruments (cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base.

         DERIVATIVES AND HEDGING ACTIVITIES

         The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities as discussed in Note 12. Effective January 1, 2001, the Company records derivatives in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

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

         NEWLY ISSUED ACCOUNTING STANDARDS

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force ("EITF") No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any significant impact on previously reported costs.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002 and the information contained in this report reflect the disclosure requirements of the new pronouncement. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       CONSTRUCTION FUNDING REQUIREMENTS

         Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of December 31, 2002, the Company had $98.6 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

         In February 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan, to compete the construction of the Texas hotel and fund any operating losses of the Company in 2003.

         Management currently anticipates securing the long-term financing under the existing commitment from the Lenders and expects to close the financing in the second quarter of 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       RE-AUDIT AND RESTATEMENT OF FINANCIAL STATEMENTS

         During 2002, the Company committed to plans of disposal for Acuff-Rose Music Publishing and the Oklahoma City Redhawks resulting in the reclassification of balances and operating results of those two businesses as discontinued operations in the Company's historical financial statements. Based on the requirements of applicable auditing standards, the Company engaged Ernst & Young LLP ("Ernst & Young"), the Company's current auditors, to perform the required re-audits of the Company's 2001 and 2000 consolidated financial statements since the Company's prior auditors, Arthur Andersen LLP, had ceased operations.

         As a part of the re-audit process, Ernst & Young raised certain issues for the Company's consideration and after review of the relevant information, the Company determined that certain revisions were necessary to the Company's historical consolidated financial statements. The revisions, which result primarily from a change to the Company's income tax accrual and to accounting for its investment in the Nashville Predators limited partnership ("Predators"), as well as certain other items, increased retained earnings at January 1, 2000 by approximately $40.5 million, increased net loss for the year ended December 31, 2000 by approximately $2.6 million, increased the net loss for the year ended December 31, 2001 by approximately $53,000, and decreased unaudited net income for the first six months of 2002 by approximately $13.0 million. Restated information related to the Company's unaudited quarterly financial information for the years 2002 and 2001 is contained in Note 23. These restatements did not impact cash flows from operating, investing or financing activities.

         The first principal issue identified relates to income tax reserves maintained for certain tax related items as a result of a corporate reorganization in 1999. Upon further consideration of the facts and circumstances existing at the time of the reorganization, the Company has determined that the income tax reserves should not have been established. As a result of these changes, retained earnings at January 1, 2000 has increased by approximately $47 million. In addition, because some other elements of the restated income tax reserve were reversed during 2002 due to the expiration of the applicable statute of limitations, previously reported unaudited net income for the first six months of 2002 decreased by approximately $14.0 million to reflect the elimination of the income tax reserve should not have been established in 1999.

         The second principal issue relates to the Company's accounting for its investment in the Predators. The Company purchased a limited partnership interest in the Predators during 1997. The Company's limited partnership interest includes an 8% preferred return and the right to put the investment back to the Predators over three annual installments beginning in 2002. Moreover, it does not provide the Company with any right to receive any distributions in excess of its stated return and does not require the Company to fund any capital or operating shortfalls in the partnership. The Company had not previously recorded its pro-rata share of losses of the Predators in its historical statements of operations. However, after consultation with Ernst & Young concerning the accounting for the Company's investment in the Predators, the Company determined that it would be appropriate to recognize its pro-rata share of the Predators' operating results, which have been primarily losses. The revisions associated with the Company's investment, net of taxes, in the Predators decreased retained earnings at January 1, 2000 by approximately $4.0 million, increased net loss by approximately $1.0 million and $2.0 million for the years ended December 31, 2001 and 2000, respectively, and decreased unaudited net income for the first six months of 2002 by approximately $1.0 million. During 2002, the investment in the Predators reached zero. The Company has not reduced the investment below zero as the Company is under no obligation to fund additional amounts to the Predators.

         The Company also revised its historical financial statements for other, less significant items by decreasing retained earnings by approximately $2.0 million at January 1, 2000, by increasing the net loss for the year ended December 31, 2000 by approximately $2.0 million, by reducing the net loss for the year ended December 31, 2001 by approximately $2.0 million, and by increasing

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         unaudited net income for the first nine months of 2002 as previously reported by approximately $3.0 million.

         The restated consolidated financial statements include both the impact of reclassifying discontinued operations as required by SFAS No. 144 (as discussed in Note 6) and the restatement changes discussed above.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated statements of operations and balance sheets reconcile previously reported and restated financial information.

                                           Year ended                          As reported                         Year ended
                                          December 31,                             with          Restatement      December 31,
                                             2001            Discontinued      discontinued        related            2001
(in thousands)                            As reported         operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
REVENUES                                 $      325,159     $     (20,886)    $     304,273     $          -     $     304,273

OPERATING EXPENSES:
      Operating costs                           218,357           (12,936)          205,421                -           205,421
      Selling, general and
           administrative                        71,718            (2,798)           68,920               (7)           68,913
      Preopening costs                           15,141                 -            15,141              786            15,927
      Impairment and other charges               14,262                 -            14,262                -            14,262
      Restructuring charges                       2,182                 -             2,182                -             2,182
      Depreciation                               35,579              (712)           34,867                -            34,867
      Amortization                                5,696            (1,958)            3,738                -             3,738
                                         --------------     -------------     -------------     ------------     -------------
           Operating income (loss)              (37,776)           (2,482)          (40,258)             779           (41,037)
INTEREST EXPENSE, NET OF
   AMOUNTS CAPITALIZED                          (39,365)                -           (39,365)               -           (39,365)
INTEREST INCOME                                   5,625               (71)            5,554                -             5,554
UNREALIZED GAIN (LOSS) ON
   VIACOM STOCK                                     782                 -               782                -               782
UNREALIZED GAIN ON
   DERIVATIVES                                   54,282                 -            54,282                -            54,282
OTHER GAINS AND LOSSES                            5,976               145             6,121           (3,460)            2,661
                                         --------------     -------------     -------------     ------------     -------------
     Income (loss) before cumulative
        effect of accounting change             (10,476)           (2,408)          (12,884)          (4,239)          (17,123)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                  (3,188)             (324)           (3,512)          (4,801)           (8,313)
                                         --------------     -------------     -------------     ------------     -------------
     Income (loss) from continuing
        operations before cumulative
        effect of accounting change              (7,288)           (2,084)           (9,372)             562            (8,810)

GAIN (LOSS) FROM
   DISCONTINUED OPERATIONS,
      NET OF TAXES                              (52,364)            2,084           (50,280)              92           (50,188)
CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE,
      NETOF TAXES                                11,909                 -            11,909             (707)           11,202
                                         --------------     -------------     -------------     ------------     -------------

      Net income (loss)                  $      (47,743)    $           -     $     (47,743)    $        (53)    $     (47,796)
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Year ended                          As reported                         Year ended
                                          December 31,                             with          Restatement      December 31,
                                             2001            Discontinued      discontinued        related            2001
(Per share data in dollars)               As reported         operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
INCOME (LOSS) PER SHARE:
     Income (loss) from continuing
          operations                     $        (0.22)    $       (0.05)    $       (0.27)    $       0.01     $       (0.26)
     Gain (loss) from discontinued
           operations, net of taxes               (1.55)             0.05             (1.50)            0.01             (1.49)
     Cumulative effect of accounting
          change, net of taxes                     0.35                 -              0.35            (0.02)             0.33
                                         --------------     -------------     -------------     ------------     -------------
      Net income (loss)                  $        (1.42)    $           -     $       (1.42)    $      (0.00)    $       (1.42)
                                         ==============     =============     =============     ============     =============

INCOME (LOSS) PER SHARE -
   ASSUMING DILUTION:
     Income (loss) from continuing
          operations                     $        (0.22)    $       (0.05)    $       (0.27)    $       0.01     $       (0.26)
     Gain (loss) from discontinued
           operations, net of taxes               (1.55)             0.05             (1.50)            0.01             (1.49)
     Cumulative effect of accounting
          change, net of taxes                     0.35                 -              0.35            (0.02)             0.33
                                         --------------     -------------     -------------     ------------     -------------
      Net income (loss)                  $        (1.42)    $           -     $       (1.42)    $      (0.00)    $       (1.42)
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               As reported
                                          December 31,                             with          Restatement      December 31,
                                             2001            Discontinued      discontinued        related            2001
(in thousands)                            As reported         operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents          $       10,846     $      (1,652)    $       9,194     $          -     $       9,194
         - unrestricted
      Cash and cash equivalents
         - restricted                            64,993                 -            64,993                -            64,993
      Trade receivables, less                    19,264            (4,185)           15,079             (638)           14,441
         allowance
      Deferred financing costs                   26,865                 -            26,865                -            26,865
      Deferred income taxes                           -                 -                 -           23,438            23,438
      Other current assets                       18,462            (1,813)           16,649           (1,440)           15,209
      Current assets of
        discontinued operations                  42,880             7,650            50,530                -            50,530
                                         --------------     -------------     -------------     ------------     -------------
                 Total current assets           183,310                 -           183,310           21,360           204,670

Property and equipment, net of
     accumulated depreciation
                                              1,000,332            (6,985)          993,347                -           993,347
GOODWILL                                         15,013            (1,162)           13,851             (350)           13,501
INTANGIBLE ASSETS, NET
     OF ACCUMULATED
     AMORTIZATION                                10,322            (4,023)            6,299                -             6,299
INVESTMENTS                                     561,409               (49)          561,360          (11,188)          550,172
ESTIMATED FAIR VALUE OF
     DERIVATIVE ASSETS                          158,028                 -           158,028                -           158,028
LONG-TERM DEFERRED
     FINANCING COSTS                            137,513                 -           137,513                -           137,513
OTHER ASSETS                                     47,702           (17,604)           30,098                -            30,098
LONG-TERM ASSETS OF
     DISCONTINUED
     OPERATIONS                                  54,193            29,823            84,016                -            84,016
                                         --------------     -------------     -------------     ------------     -------------
                 Total assets            $    2,167,822     $           -     $   2,167,822     $      9,822     $   2,177,644
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               As reported
                                          December 31,                             with          Restatement      December 31,
                                            2001 As          Discontinued      discontinued        related            2001
(in thousands)                             reported           operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term
           debt                          $       88,004     $           -     $      88,004     $          -     $      88,004
      Accounts payable and
           accrued liabilities                   98,419            (7,375)           91,044           (2,783)           88,261
      Current liabilities of
           discontinued operations               23,635             7,375            31,010                -            31,010
                                         --------------     -------------     -------------     ------------     -------------
                 Total current
                      liabilities               210,058                 -           210,058           (2,783)          207,275

Secured forward exchange
     contract                                   613,054                 -           613,054                -           613,054
LONG-TERM DEBT, NET OF
     CURRENT PORTION                            380,993                 -           380,993                -           380,993
DEFERRED INCOME TAXES,
    NET                                         165,824                 -           165,824          (27,225)          138,599
ESTIMATED FAIR VALUE OF
     DERIVATIVE LIABILITIES                      85,424                 -            85,424                -            85,424
OTHER LIABILITIES                                52,304                 -            52,304              492            52,796
LONG-TERM LIABILITIES OF
     DISCONTINUED
     OPERATIONS                                       7                 -                 7              829               836
MINORITY INTEREST                                 1,679            (1,679)                -                -                 -
MINORITY INTEREST OF
     DISCONTINUED
     OPERATIONS                                       -             1,679             1,679                -             1,679

Commitments and
      contingencies

STOCKHOLDERS' EQUITY:
      Preferred stock                                 -                 -                 -                -                 -
      Common stock                                  337                 -               337                -               337
      Additional paid-in capital                519,515                 -           519,515              180           519,695
      Retained earnings                         149,815                 -           149,815           37,839           187,654
      Unearned compensation                      (2,021)                -            (2,021)               -            (2,021)
      Other comprehensive loss                   (9,167)                -            (9,167)             490            (8,677)
                                         --------------     -------------     -------------     ------------     -------------
                 Total stockholders'                                    -
equity                                          658,479                             658,479           38,509           696,988
           Total liabilities and
             stockholders' equity        $    2,167,822     $           -     $   2,167,822     $      9,822     $   2,177,644
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Year ended                          As reported                         Year ended
                                          December 31,                             with          Restatement      December 31,
                                             2000            Discontinued      discontinued        related            2000
(in thousands)                            As reported         operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
REVENUES                                 $      335,462     $     (19,990)    $     315,472     $          -     $     315,472

OPERATING EXPENSES:
      Operating costs                           226,126           (12,401)          213,725                -           213,725
      Selling, general and
           administrative                        93,958            (3,015)           90,943             (137)           90,806
      Preopening costs                            5,278                 -             5,278                -             5,278
      Impairment and other charges               76,597              (885)           75,712                -            75,712
      Restructuring charges                      13,098              (146)           12,952                -            12,952
      Depreciation                               36,030              (519)           35,511                -            35,511
      Amortization                               11,550            (2,198)            9,352                -             9,352
                                         --------------     -------------     -------------     ------------     -------------
           Operating income (loss)             (127,175)             (826)         (128,001)            (137)         (127,864)
INTEREST EXPENSE, NET OF
     AMOUNTS CAPITALIZED                        (30,319)                -           (30,319)               -           (30,319)
INTEREST INCOME                                   4,173              (127)            4,046                -             4,046
UNREALIZED GAIN (LOSS) ON                                                                                  -
     VIACOM STOCK                                     -                 -                 -                                  -
UNREALIZED GAIN ON
     DERIVATIVES                                      -                 -                 -                -                 -
OTHER GAINS AND LOSSES                           (1,277)              174            (1,103)          (2,411)           (3,514)
                                         --------------     -------------     -------------     ------------     -------------
     Income (loss) before cumulative
        effect of accounting change            (154,598)             (779)         (155,377)          (2,274)         (157,651)

PROVISION (BENEFIT) FOR
     INCOME TAXES                               (49,867)              151           (49,716)          (1,424)          (51,140)
                                         --------------     -------------     -------------     ------------     -------------
     Income (loss) from continuing
        operations before cumulative
        effect of accounting change            (104,731)             (930)         (105,661)            (850)         (106,511)

GAIN (LOSS) FROM
   DISCONTINUED OPERATIONS,
     NET OF TAXES                               (48,739)              930           (47,809)          (1,736)          (49,545)
CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE, NET
     OF TAXES                                         -                 -                 -                -                 -
                                         --------------     -------------     -------------     ------------     -------------

      Net income (loss)                  $     (153,470)    $           -     $    (153,470)    $     (2,586)    $    (156,056)
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Year ended                          As reported                        Year ended
                                          December 31,                             with          Restatement      December 31,
                                             2000 As         Discontinued      discontinued        related            2000
(Per share data in dollars)                 reported          operations        operations       adjustments        Restated
                                         --------------     --------------    --------------    -------------    --------------
INCOME (LOSS) PER SHARE:
     Income (loss) from continuing
          operations                     $        (3.14)    $       (0.03)    $       (3.17)    $      (0.02)    $       (3.19)
     Gain (loss) from discontinued
           operations, net of taxes               (1.46)             0.03             (1.43)           (0.05)            (1.48)
     Cumulative effect of accounting
          change, net of taxes                        -                 -                 -                -                 -
                                         --------------     -------------     -------------     ------------     -------------
      Net income (loss)                  $        (4.60)    $           -     $       (4.60)    $      (0.07)    $       (4.67)
                                         ==============     =============     =============     ============     =============

INCOME (LOSS) PER SHARE -
ASSUMING DILUTION:
     Income (loss) from continuing
          operations                     $        (3.14)    $       (0.03)    $       (3.17)    $      (0.02)    $       (3.19)
     Gain (loss) from discontinued
           operations, net of taxes               (1.46)             0.03             (1.43)           (0.05)            (1.48)
     Cumulative effect of accounting
          change, net of taxes                        -                 -                 -                -                 -
                                         --------------     -------------     -------------     ------------     -------------
      Net income (loss)                  $        (4.60)    $           -     $       (4.60)    $      (0.07)    $       (4.67)
                                         ==============     =============     =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       IMPAIRMENT AND OTHER CHARGES

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

         During 2001, the Company named a new chairman and a new chief executive officer, and had numerous changes in senior management, primarily because of certain 2000 events discussed below. The new management team instituted a corporate reorganization and the reevaluation of the Company's businesses and other investments (the "2001 Strategic Assessment"). As a result of the 2001 Strategic Assessment, the Company determined that the carrying value of certain long-lived assets were not fully recoverable and recorded further pretax impairment and other charges to continuing operations in accordance with the provisions of SFAS No. 144.

         The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows:

(in thousands)                                          2001             2000
                                                      ---------        ---------
Programming, film and other content                   $   6,858        $   7,410
Gaylord Digital and other technology investments          4,576           48,127
Property and equipment                                    2,828            3,397
Orlando-area Wildhorse Saloon                                 -           15,854
Other                                                         -              924
                                                      ---------        ---------
      Total impairment and other charges              $  14,262        $  75,712
                                                      =========        =========

         Additional impairment and other charges of $53.7 million and $29.8 million during 2001 and 2000, respectively, are included in discontinued operations.

         2001 Impairment and Other Charges

         The Company began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6.9 million. At December 31, 2000, the Company held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, the Company was notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4.6 million. The Company also recorded an impairment charge related to idle real estate of $2.0 million during 2001 based upon an assessment of the value of the property. The Company sold this idle real estate during the second quarter of 2002. Proceeds from the sale approximated the carrying value of the property. In addition, the Company recorded an impairment charge for other idle property and equipment

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         totaling $0.8 million during 2001 primarily due to the consolidation of offices resulting from personnel reductions as discussed in Note 4.

         2000 Impairment and Other Charges

         The Company's 2000 Strategic Assessment of its programming, film and other content assets resulted in pretax impairment and other charges of $7.4 million based upon the projected cash flows for these assets. This charge included investments of $5.1 million, other receivables of $2.1 million and music and film catalogs of $0.2 million.

         The Company closed Gaylord Digital, its Internet-related business in 2000. During 1999 and 2000, Gaylord Digital was unable to produce the operating results initially anticipated and required an extensive amount of capital to fund its operating losses, investments and technology infrastructure. As a result of the closing, the Company recorded a pretax charge of $48.1 million in 2000 to reduce the carrying value of Gaylord Digital's assets to their fair value based upon estimated selling prices. The Gaylord Digital charge included the write-down of intangible assets of $25.8 million, property and equipment (including software) of $14.8 million, investments of $7.0 million and other assets of $0.6 million. The operating results of Gaylord Digital are included in continuing operations. Excluding the effect of the impairment and other charges, Gaylord Digital had revenues of $3.9 million and operating losses of $27.5 million for the year ended December 31, 2000.

         During the course of conducting the 2000 Strategic Assessment, other property and equipment of the Company were reviewed to determine whether the change in the Company's strategic direction resulted in additional impaired assets. This review indicated that certain property and equipment would not be recovered by projected cash flows. The Company recorded pretax impairment and other charges related to its property and equipment of $3.4 million. These charges included property and equipment write-downs in the hospitality segment of $1.4 million, in the attractions segment of $0.3 million, in the media segment of $0.2 million, and in the corporate and other segment of $1.5 million.

         During November 2000, the Company ceased the operations of the Orlando-area Wildhorse Saloon. Walt Disney World(R) Resort paid the Company approximately $1.8 million for the net assets of the Orlando-area Wildhorse Saloon and released the Company from its operating lease for the Wildhorse Saloon location. As a result of this divestiture, the Company recorded pretax charges of $15.9 million to reflect the impairment and other charges related to the divestiture. The Orlando-area Wildhorse Saloon charges included the write-off of equipment of $9.4 million, intangible assets of $8.1 million and other working capital items of $0.1 million offset by the $1.8 million of proceeds received from Disney. The operating results of the Orlando-area Wildhorse Saloon are included in continuing operations. Excluding the effect of the impairment and other charges, the Orlando-area Wildhorse Saloon had revenues of $4.4 million and operating losses of $1.6 million for the year ended December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       RESTRUCTURING CHARGES

         The following table summarizes the activities of the restructuring charges included in continuing operations for the years ended December 31, 2002, 2001 and 2000:

                                      BALANCE AT          RESTRUCTURING CHARGES                                  BALANCE AT
(in thousands)                    DECEMBER 31, 2001          AND ADJUSTMENTS              PAYMENTS            DECEMBER 31, 2002
                                 -------------------      ---------------------         ------------         -------------------
2002 restructuring charge        $                 -      $               1,082         $      1,082         $                 -
2001 restructuring charges                     4,168                     (1,079)               2,658                         431
2000 restructuring charge                      1,569                          -                1,299                         270
                                 -------------------      ---------------------         ------------         -------------------
                                 $             5,737      $                   3         $      5,039         $               701
                                 ===================      =====================         ============         ===================

                                      BALANCE AT          RESTRUCTURING CHARGES                                  BALANCE AT
                                  DECEMBER 31, 2000          AND ADJUSTMENTS              PAYMENTS            DECEMBER 31, 2001
                                 -------------------      ---------------------         ------------         -------------------
2001 restructuring charges       $                 -      $               5,848         $      1,680         $             4,168
2000 restructuring charge                     10,825                     (3,666)               5,590                       1,569
                                 -------------------      ---------------------         ------------         -------------------
                                 $            10,825      $               2,182         $      7,270         $             5,737
                                 ===================      =====================         ============         ===================

                                      BALANCE AT          RESTRUCTURING CHARGES                                  BALANCE AT
                                  DECEMBER 31, 1999          AND ADJUSTMENTS              PAYMENTS            DECEMBER 31, 2000
                                 -------------------      ---------------------         ------------         -------------------
2000 restructuring charge        $                 -      $              13,186         $      2,361         $            10,825
1999 restructuring charge                        469                       (234)                 235                           -
                                 -------------------      ---------------------         ------------         -------------------
                                 $               469      $              12,952         $      2,596         $            10,825
                                 ===================      =====================         ============         ===================

         2002 Restructuring Charge

         As part of the Company's ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring resulting in a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits unrelated to the discontinued operations. These restructuring charges were recorded in accordance with EITF No. 94-3. As of December 31, 2002, the Company has recorded cash payments of $1.08 million against the 2002 restructuring accrual. During the fourth quarter of 2002, the outplacement agreements expired related to the 2002 restructuring charge. Therefore, the Company reversed the remaining $67,000. There was no remaining balance of the 2002 restructuring accrual at December 31, 2002.

         2001 Restructuring Charges

         During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of December 31, 2002, the Company has recorded cash payments of $4.4 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at December 31, 2002 of $0.4 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the 2001 restructuring accrual to be paid during 2003.

         2000 Restructuring Charge

         As part of the Company's 2000 strategic assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. As of December 31, 2002, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at December 31, 2002 of $0.3 million, from continuing operations, is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid during 2003.

6.       DISCONTINUED OPERATIONS

         As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144 and APB No. 30. The results of operations, net of taxes, (prior to their disposal where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. These restatements did not impact cash flows from operating, investing or financing activities.

         Acuff-Rose Music Publishing

         During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale in discontinued operations. The gain on the sale of Acuff-Rose Music Publishing is recorded in income from discontinued operations in the consolidated statement of operations. Proceeds of $25.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 13.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OKC Redhawks

         During 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma.

         Word Entertainment

         During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment's net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments. The Company recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 13.

         International Cable Networks

         During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, increasing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company's interest to 67.5%.

         In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company's efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

         During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. Also during the first quarter of 2002, the Company ceased operations based in Argentina. The transponder lease assignment requires the Company to guarantee lease payments in 2002 from the acquirer of these networks. As such, the Company recorded a lease liability for the amount of the assignee's portion of the transponder lease.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Businesses Sold to OPUBCO

         During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying consolidated statements of operations. OPUBCO owns a minority interest in the Company. During 2002, three of the Company's directors are also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, these three directors collectively own a significant ownership interest in the Company.

         The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (in thousands):

                                                              2002           2001            2000
                                                           ---------       ---------      ----------
REVENUES:
      Acuff-Rose Music Publishing                          $   7,654       $  14,764      $   14,100
      Redhawks                                                 6,289           6,122           5,890
      Word Entertainment                                       2,594         115,677         130,706
      International cable networks                               744           5,025           6,606
      Businesses sold to OPUBCO                                    -           2,195          39,706
      Other                                                        -             609           1,900
                                                           ---------       ---------      ----------
           Total revenues                                  $  17,281       $ 144,392      $  198,908
                                                           =========       =========      ==========

OPERATING INCOME (LOSS):
      Acuff-Rose Music Publishing                          $     933       $   2,119      $    1,688
      Redhawks                                                   841             363             169
      Word Entertainment                                        (917)         (5,710)        (15,241)
      International cable networks                            (1,576)         (6,375)         (9,655)
      Businesses sold to OPUBCO                                    -          (1,816)         (8,240)
      Other                                                        -            (383)           (144)
      Impairment and other charges                                 -         (53,716)        (29,826)
      Restructuring charges                                        -          (2,959)         (3,241)
                                                           ---------       ---------      ----------
           Total operating loss                                 (719)        (68,477)        (64,490)

INTEREST EXPENSE                                                 (81)           (797)         (1,310)
INTEREST INCOME                                                   81             199             683
OTHER GAINS AND LOSSES                                       135,442          (4,131)         (4,419)
                                                           ---------       ---------      ----------

Income (loss) before benefit for income taxes                134,723         (73,206)        (69,536)

PROVISION (BENEFIT) FOR INCOME TAXES                          49,763         (23,018)        (19,991)
                                                           ---------       ---------      ----------

Net income (loss) from discontinued operations             $  84,960       $ (50,188)     $  (49,545)
                                                           =========       =========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

                                                                                           2002           2001
                                                                                         ---------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $   1,812     $    3,889
  Trade receivables, less allowance of $2,785 and $5,003, respectively                         456         28,999
  Inventories                                                                                  163          6,486
  Prepaid expenses                                                                              97         10,333
  Other current assets                                                                           -            823
                                                                                         ---------     ----------
     Total current assets                                                                    2,528         50,530

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                                              3,242         17,342
GOODWILL                                                                                     1,162         28,688
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                                           3,942          6,125
MUSIC AND FILM CATALOGS                                                                          -         26,274
OTHER LONG-TERM ASSETS                                                                         673          5,587
                                                                                         ---------     ----------
   Total long-term assets                                                                    9,019         84,016
                                                                                         ---------     ----------
       Total assets                                                                      $  11,547     $  134,546
                                                                                         =========     ==========

CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $      94     $    5,515
   Accounts payable and accrued liabilities                                                  6,284         25,495
                                                                                         ---------     ----------
              Total current liabilities                                                      6,378         31,010
LONG-TERM DEBT, NET OF CURRENT PORTION                                                           -              -
OTHER LONG-TERM LIABILITIES                                                                    781            836
                                                                                         ---------     ----------
      Total long-term liabilities                                                              781            836
                                                                                         ---------     ----------
      Total liabilities                                                                      7,159         31,846

MINORITY INTEREST OF DISCONTINUED OPERATIONS                                                 1,885          1,679
                                                                                         ---------     ----------
     TOTAL LIABILITIES AND MINORITY INTEREST OF
        DISCONTINUED OPERATIONS                                                          $   9,044     $   33,525
                                                                                         =========     ==========

         7. ACQUISITIONS

         During 2000, the Company acquired Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace, for $7.5 million in cash and a $1.5 million note payable. The acquisition was financed through borrowings under the Company's revolving credit agreement and was accounted for using the purchase method of accounting. The operating results of Corporate Magic have been included in the accompanying consolidated financial statements from the date of the acquisition.

         During 1999, the Company formed Gaylord Digital, its Internet initiative, and acquired 84% of two online operations, Musicforce.com and Lightsource.com, for approximately $23.4 million in cash. During 2000, the Company acquired the remaining 16% of Musicforce.com and Lightsource.com for approximately $6.5 million in cash. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of the online operations have been included in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         accompanying consolidated financial statements from the date of acquisition of a controlling interest. During 2000, the Company announced the closing of Gaylord Digital, as further discussed in Note 4.

8.       DIVESTITURES

         During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds. In accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", and other applicable pronouncements, the Company recognized a gain of $10.6 million during the second quarter of 2002 and deferred approximately $20.0 million of the gain representing the estimated fair value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. During the third quarter of 2002, the Company sold its interest in the land lease to an affiliate of the Mills Corporation and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

         During 2001, the indemnification period related to the Company's 1999 disposition of television station KTVT in Dallas-Fort Worth ended, resulting in the recognition of a pretax gain of $4.6 million related to the reversal of previously recorded indemnification liabilities. The gain is included in other gains and losses in the accompanying consolidated statements of operations.

         During 2000, the Company sold its KOA Campground located near Gaylord Opryland for $2.0 million in cash. The Company recognized a pretax loss on the sale of $3.2 million, which is included in other gains and losses in the accompanying consolidated statements of operations. Also during 2000, the Company divested its Orlando-area Wildhorse Saloon and Gaylord Digital, as further discussed in Note 4.

9.       PROPERTY AND EQUIPMENT

         Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows:

(in thousands)                                     2002              2001
                                               -----------        ----------
Land and land improvements                     $   129,355        $   95,496
Buildings                                          820,038           498,478
Furniture, fixtures and equipment                  316,914           235,160
Construction in progress                           207,223           474,697
                                               -----------        ----------
                                                 1,473,530         1,303,831
Accumulated depreciation                          (361,452)         (310,484)
                                               -----------        ----------
Property and equipment, net                    $ 1,112,078        $  993,347
                                               ===========        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Concurrent with the sale of the Opry Mills partnership, the Company purchased $5.0 million of land from The Mills Corporation.

         The decrease in construction in progress during 2002 primarily relates to the opening of the Gaylord Palms which resulted in the transfer of assets previously recorded in construction in progress into the appropriate property and equipment categories as the assets were placed into service. The decrease in construction in progress was partially offset by an increase in the costs of the Texas hotel construction project. Buildings and furniture, fixtures and equipment also increased due to renovations at Gaylord Opryland. Depreciation expense of continuing operations for the years ended December 31, 2002, 2001 and 2000 was $52.8 million, $34.9 million and $35.5 million, respectively. Capitalized interest for the years ended December 31, 2002, 2001 and 2000 was $6.8 million, $18.8 million and $6.8 million, respectively.

10.      INVESTMENTS

         Investments related to continuing operations at December 31 are summarized as follows:

(in thousands)                                     2002         2001
                                                 --------     --------
Viacom Class B non-voting common stock           $448,482     $485,782
Bass Pro                                           60,598       60,598
Other investments                                       -        3,792
                                                 --------     --------
    Total investments                            $509,080     $550,172
                                                 ========     ========

         The Company acquired CBS Series B convertible preferred stock ("CBS Stock") during 1999 as consideration in the divestiture of television station KTVT. CBS merged with Viacom in May 2000. As a result of the merger of CBS and Viacom, the Company received 11,003,000 shares of Viacom Class B non-voting common stock ("Viacom Stock"). The original carrying value of the CBS Stock was $485.0 million.

         At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company's adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders' equity. As trading securities, the Viacom Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2002, the Company recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2001, the Company recorded net pretax losses of $28.6 million related to the decrease in fair value of the Viacom Stock subsequent to January 1, 2001.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 1997, the Company purchased a 19.9% limited partnership interest in the Nashville Predators for $12.0 million. The Company accounts for its investment using the equity method as required by EITF No. 02-14 "Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means". The Company recorded its share of losses of $1.4 million, $3.9 million and $2.0 million during 2002, 2001 and 2000, respectively, resulting from the Nashville Predators' net losses. The carrying value of the investment in the Predators was zero at December 31, 2002 and $1.4 million at December 31, 2001. The Company has not reduced its investment below zero as the Company is not obligated to make future contributions to the Nashville Predators.

11.      SECURED FORWARD EXCHANGE CONTRACT

         During May 2000, the Company entered into a seven-year secured forward exchange contract ("SFEC") with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of December 31, 2002 and 2001 and long-term assets of $91.2 million and $118.1 million in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility. As a result of the SFEC, the 1997 revolving credit facility was terminated.

         The Company's obligation under the SFEC is collateralized by a security interest in the Company's Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC eliminates the Company's exposure to any decline in Viacom's share price below $56.05. During the seven-year term of the SFEC, if the Viacom Stock appreciates by 35% or less, the Company will retain the increase in value of the Viacom Stock. If the Viacom Stock appreciates by more than 35%, the Company will retain the first 35% increase in value of the Viacom Stock and approximately 25.9% of any appreciation in excess of 35%.

         In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 12.

12.      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. In accordance with the provisions of SFAS No. 133, the Company recorded a gain of $11.2 million, net of taxes of $7.1 million, as a cumulative effect of an accounting change effective January 1, 2001 to record the derivatives

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         associated with the SFEC at fair value. For the year ended December 31, 2002, the Company recorded net pretax gains in the Company's consolidated statement of operations of $86.5 million related to the increase in the fair value of the derivatives associated with the SFEC. For the year ended December 31, 2001, the Company recorded net pretax gains in the Company's consolidated statement of operations of $54.3 million related to the increase in fair value of the derivatives associated with the SFEC subsequent to January 1, 2001.

         During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts cap the Company's exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which caps the Company's exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholder's equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is reported in income (expense) immediately.

13.      DEBT

         The Company's debt and capital lease obligations related to continuing operations at December 31 consists of:

(in thousands)                              2002            2001
                                          ---------       ---------
Senior Loan                               $ 213,185       $ 268,997
Mezzanine Loan                               66,000         100,000
Term Loan                                    60,000         100,000
Capital lease obligations                     1,453               -
                                          ---------       ---------
    Total debt                              340,638         468,997
Less amounts due within one year             (8,526)        (88,004)
                                          ---------       ---------
    Total long-term debt                  $ 332,112       $ 380,993
                                          =========       =========

         Annual maturities of long-term debt, excluding capital lease obligations, are as follows. Note 17 discusses the capital lease obligations in more detail, including annual maturities.

(in thousands)                      Debt
                                  --------
2003                              $  8,004
2004                               331,181
2005                                     -
2006                                     -
2007                                     -
Years thereafter                         -
                                  --------
     Total                        $339,185
                                  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Term Loan

         During 2001, the Company entered into a three-year delayed-draw senior term loan (the "Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 12. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

         During the first three months of 2002, the Company sold Word's domestic operations as described in Note 6, which required the prepayment of the Term Loan in the amount of $80.0 million and, accordingly, this amount was classified as due within one year at December 31, 2001. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of the Opry Mills investment described in Note 8 to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. Also during 2002, the Company made a principal payment of approximately $4.1 million under the Term Loan. Net borrowings under the Term Loan for 2002 and 2001 were $85.0 million and $100.0 million, respectively. As of December 31, 2002 and 2001, the Company had outstanding borrowings of $60.0 million and $100.0 million, respectively, under the Term Loan and was required to escrow certain amounts in a completion reserve account for Gaylord Palms. The Company's ability to borrow additional funds under the Term Loan expired during 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

         The terms of the Term Loan required the Company to purchase an interest rate instrument which caps the interest rate paid by the Company. This instrument expired in the fourth quarter of 2002. Due to the expiration of the interest rate instrument, the Company was out of compliance with the terms of the Term Loan. Subsequent to December 31, 2002, the Company obtained a waiver from the lenders whereby they waived this event of non-compliance as of December 31, 2002 and also removed the requirement to maintain such instruments for the remaining term of the loan. The maximum amount available under the Term Loan is reduced to $50.0 million in April 2004, with full repayment due in October 2004. Debt repayments under the Term Loan reduce the borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances, comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At December 31, 2002 and 2001, the unamortized balance of the deferred financing costs related to the Term Loan was $2.4 million and $5.6 million, respectively. The weighted average interest rate, including amortization of deferred financing costs, under the Term Loan for 2002 and 2001 was 9.6% and 8.3%, respectively. The weighted average interest rate of 9.6% for 2002 includes 4.5% related to commitment fees and the amortization of deferred financing costs.

         Senior Loan and Mezzanine Loan

         In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch &

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 12. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan discussed below. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At December 31, 2002 and 2001, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $7.3 million and $13.8 million, respectively. The weighted average interest rates for the Senior Loan for 2002 and 2001, including amortization of deferred financing costs, were 4.5% and 6.2%, respectively. The weighted average interest rates for the Mezzanine Loan for 2002 and 2001, including amortization of deferred financing costs, were 10.5% and 12.0%, respectively.

         The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002 and 2001, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. At December 31, 2002 and December 31, 2001, $0 and $13.9 million, respectively, related to the cash management restrictions is included in restricted cash in the accompanying consolidated balance sheets. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default at December 31, 2002 and 2001. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

         During the second quarter of 2002, like other companies in the hospitality industry, the Company was notified by the insurers providing its property and casualty insurance that policies issued upon renewal would no longer include coverage for terrorist acts. As a result, the servicer for the Senior Loan notified the Company in May of 2002 that it believed the lack of insurance covering terrorist acts and certain related matters did constitute an event of default under the terms of that credit facility. Although coverage for terrorist acts was never specifically required as part of the required property and casualty coverage, the Company determined to resolve this issue by obtaining coverage for terrorist acts. The Company has obtained coverage in an amount equal to the outstanding balance of the Senior Loan. During the third quarter of 2002, the Company received notice from the servicer that any previous existing defaults were cured and coverage in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         an amount equal to the outstanding balance of the loan satisfied the requirements of the Senior Loan. The servicer has reserved the right to impose additional insurance requirements if there is a change in, among other things, the availability or cost of terrorism insurance coverage, the risk of terrorist activity, or legislation affecting the rights of lenders to require borrowers to maintain terrorism insurance. Based upon the Company's curing any default which may have existed, this debt continues to be classified as long-term in the accompanying consolidated balance sheets.

         Interim Loan

         During 2000, the Company entered into a six-month $200.0 million interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. During 2000, the Company utilized $83.2 million of the proceeds from the Interim Loan to prepay the remaining contract payments required by the SFEC discussed in Note 10. During 2001, the Company increased the borrowing capacity under the Interim Loan to $250.0 million. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans discussed previously to refinance the Interim Loan during March 2001. The Interim Loan required a commitment fee of 0.375% per year on the average unused portion of the Interim Loan and a contingent exit fee of up to $4.0 million, depending upon Merrill Lynch's involvement in the refinancing of the Interim Loan. The Company recognized a portion of the exit fee as interest expense in the accompanying 2000 consolidated statement of operations. Pursuant to the terms of the Nashville Hotel Loans discussed previously, the contingencies related to the exit fee were removed and no payment of these fees was required.

         1997 Credit Facility

         In August 1997, the Company entered into a revolving credit facility (the "1997 Credit Facility") and utilized the proceeds to retire outstanding indebtedness. The Company utilized $394.1 million of the net proceeds from the SFEC in 2000 to repay all outstanding indebtedness under the 1997 Credit Facility as discussed in Note 10. As a result of the SFEC, the 1997 Credit Facility was terminated.

         Accrued interest payable at December 31, 2002 and 2001 was $0.6 million and $1.1 million, respectively, and is included in accounts payble and accrued liabilities in the accompanying consolidated balance sheets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      INCOME TAXES

         The provision (benefit) for income taxes from continuing operations consists of the following:

(in thousands)                                         2002         2001         2000
                                                     --------     --------     --------
CURRENT:
    Federal                                          $      -     $      -     $   (326)
    State                                               1,336          (32)         304
                                                     --------     --------     --------
       Total current provision (benefit)             $  1,336     $    (32)    $    (22)
                                                     --------     --------     --------
DEFERRED:
    Federal                                               461       (7,928)     (50,748)
    State                                              (1,334)        (353)        (370)
                                                     --------     --------     --------
       Total deferred provision (benefit)                (873)      (8,281)     (51,118)
                                                     --------     --------     --------
       Effect of tax law change                         1,343            -            -
                                                     --------     --------     --------
       Total provision (benefit) for income taxes    $  1,806     $ (8,313)    $(51,140)
                                                     ========     ========     ========

         The tax benefits associated with the exercise of stock options during the years ended 2002, 2001, and 2000 were $27,000, $0.7 million and $1.0 million respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

         During 2002, the Tennessee legislature increased the corporate income tax rate from 6% to 6.5%. As a result, the Company increased the deferred tax liability by $1.3 million and increased 2002 tax expense by $1.3 million.

         The effective tax rate as applied to pretax income (loss) from continuing operations differed from the statutory federal rate due to the following:

                                                          2002     2001     2000
                                                          ----     ----     ----
U.S. federal statutory rate                                35%      35%      35%
State taxes, (net of federal tax benefit and change in
 valuation allowance)                                       -        1        -
Effective tax law change                                    6        -        -
Previously accrued income taxes                           (34)      19       (1)
Other                                                       5       (6)      (2)
                                                          ---      ---      ---
                                                           12%      49%      32%
                                                          ===      ===      ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(in thousands)                                             2002          2001
                                                         ---------     ---------
DEFERRED TAX ASSETS:
     Accounting reserves and accruals                    $  20,553     $  23,438
     Defined benefit plan                                    8,360         2,704
     Goodwill and other intangibles                          5,149         4,082
     Investments in stock & partnerships                     4,681        11,944
     Forward exchange contract                              28,111        17,524
     Net operating loss carryforwards                       15,296       107,236
     Tax credits & other carryforwards                       7,085         6,417
     Other assets                                              540         2,415
                                                         ---------     ---------
          Total deferred tax assets                         89,775       175,760
          Valuation allowance                              (11,403)      (10,703)
                                                         ---------     ---------
          Total deferred tax assets, net of allowance       78,372       165,057
                                                         ---------     ---------

DEFERRED TAX LIABILITIES:
    Property, plant, & equipment, net                       72,085        65,425
    Investments in stock & derivatives                     227,379       207,156
    Other liabilities                                        2,727         7,637
                                                         ---------     ---------
          Total deferred tax liabilities                   302,191       280,218
                                                         ---------     ---------
     Net deferred tax liabilities                        $ 223,819     $ 115,161
                                                         =========     =========

         At December 31, 2002, the Company had federal net operating loss carryforwards of $4.8 million which will begin to expire in 2020. In addition, the Company had federal minimum tax credits of $5.4 million that will not expire and other federal tax credits of $0.3 million that will begin to expire in 2018. State net operating loss carryforwards at December 31, 2002 totaled $306.8 million and will expire between 2003 and 2017. Foreign net operating loss carryforwards at December 31, 2002 totaled $2.5 million and will expire between 2010 and 2012. The use of certain state and foreign net operating losses and other state and foreign deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state and foreign deferred tax assets, including loss carryforwards. The change in the valuation allowance was $(0.7) million, $(0.7) million and $(5.7) million in 2002, 2001 and 2000 respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

         Deferred income taxes resulting from the unrealized gain on the investment in the Viacom Stock were $11.4 million at December 31, 2000 and were reflected as a reduction in stockholders' equity. Effective January 1, 2001, the Company reclassified its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115, which required the recognition of a deferred tax provision of $11.4 million for the year ended December 31, 2001. These amounts are reflected in the accompanying consolidated statement of operations for the year ended December 31, 2002.

         During the years ended 2002, 2001 and 2000 the Company recognized provision (benefits) of $(4.9) million, $(3.2) million and $1.1 million related to the settlement of certain federal income tax issues with the Internal Revenue Service as well as the closing of open tax years for federal and state tax purposes. The Company reached a $2.0 million partial settlement of Internal Revenue

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Service audits of the Company's 1996-1997 tax returns during 2001. The Company reached a final settlement for the 1996 through 1998 years in 2002 with a net cash payment of $0.1 million. During the second quarter of 2002, the Company received an income tax refund of $64.6 million in cash from the U.S. Department of Treasury as a result of the net operating losses carry-back provisions of the Job Creation and Worker Assistance Act of 2002. Net cash refunds for income taxes were approximately $63.2 million, $21.7 million and $18.5 million in 2002, 2001 and 2000, respectively.

15.      STOCKHOLDERS' EQUITY

         Holders of common stock are entitled to one vote per share. During 2000, the Company's Board of Directors voted to discontinue the payment of dividends on its common stock.

16.      STOCK PLANS

         At December 31, 2002 and 2001, 3,241,037 and 3,053,737 shares, respectively, of the Company's common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable two to five years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.1%, 4.7% and 6.4%; expected volatility of 33.1%, 34.2% and 30.2%; expected lives of 4.3, 5.4 and
         7.3 years; expected dividend rates of 0% for all years. The weighted average fair value of options granted was $8.16, $10.10 and $12.83 in 2002, 2001 and 2000, respectively.

         The plan also provides for the award of restricted stock. At December 31, 2002 and 2001, awards of restricted stock of 86,025 and 109,867 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders' equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

         Stock option awards available for future grant under the stock plan at December 31, 2002 and 2001 were 956,181 and 1,177,345 shares of common stock, respectively. Stock option transactions under the plans are summarized as follows:

                                              2002                        2001                         2000
                                     ------------------------    -----------------------      -----------------------
                                                     WEIGHTED                   Weighted                     Weighted
                                                     AVERAGE                     Average                     Average
                                     NUMBER OF       EXERCISE    Number of      Exercise      Number of      Exercise
                                      SHARES          PRICE        Shares         Price         Shares         Price
                                     ---------       --------    ---------      --------      ---------      --------
Outstanding at beginning of year     3,053,737        26.60      2,352,712       $ 26.38      2,604,213      $ 25.74
Granted                                635,475        24.26      1,544,600         25.35        749,700        26.65
Exercised                              (29,198)       22.63       (203,543)        11.44       (178,335)       10.36
Canceled                              (418,977)       26.33       (640,032)        27.59       (822,866)       28.10
                                     ---------        -----      ---------       -------      ---------      -------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding at end of year          3,241,037     $    26.21       3,053,737    $    26.60       2,352,712     $    26.38
                                    =========     ==========       =========    ==========       =========     ==========
Exercisable at end
     of year                        1,569,697     $    27.27       1,235,324    $    27.39       1,138,681     $    24.18
                                    =========     ==========       =========    ==========       =========     ==========

         A summary of stock options outstanding at December 31, 2002 is as follows:

                                                        WEIGHTED
                 WEIGHTED                                AVERAGE
     OPTION       AVERAGE                NUMBER OF      REMAINING
    EXERCISE     EXERCISE   NUMBER OF     SHARES       CONTRACTUAL
  PRICE RANGE     PRICE      SHARES     EXERCISABLE       LIFE
--------------   --------   ---------   -----------    -----------
$18.55 - 22.00    $20.64      258,545      110,420      6.4 YEARS
 22.01 - 26.00     24.39    1,271,230      392,330      7.6 YEARS
 26.01 - 30.00     27.67    1,456,096      854,446      6.8 YEARS
 30.01 - 34.00     32.51      255,166      212,501      5.4 YEARS
--------------    ------    ---------    ---------      ---------
$18.55 - 34.00    $27.27    3,241,037    1,569,697      7.0 YEARS
==============    ======    =========    =========      =========

         The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 14,753, 11,965 and 13,666 shares of common stock at an average price of $17.47, $18.27 and $21.19 pursuant to this plan during 2002, 2001 and 2000, respectively.

17.      COMMITMENTS AND CONTINGENCIES

         Capital leases

         During 2002, the Company entered into three capital leases. There were no capital leases in effect at December 31, 2001. In the accompanying consolidated balance sheet, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt:

(in thousands)                                              2002
                                                         -----------
Property and equipment                                   $     1,965
Other long-term assets                                           412
Accumulated depreciation                                        (144)
                                                         -----------
Net assets under capital leases in property and
     equipment                                           $     2,233
                                                         ===========

Current lease obligations                                $       522
Long-term lease obligations                                      931
                                                         -----------
Capital lease obligations                                $     1,453
                                                         ===========

         Operating leases

         Rental expense related to continuing operations for operating leases was $13.2 million, $2.8 million and $2.7 million for 2002, 2001 and 2000, respectively. The increase in 2002 is related to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the operating land lease for Gaylord Palms as discussed below. Of the $13.2 million of rental expense for 2002, $6.5 million relates to non-cash lease expense as discussed below.

         Future minimum cash lease commitments under all noncancelable leases in effect for continuing operations at December 31, 2002 are as follows:

(in thousands)                                    Capital Leases    Operating Leases
                                                  --------------    ----------------
2003                                                  $  560           $   6,242
2004                                                     741               5,697
2005                                                     178               4,713
2006                                                      89               3,422
2007                                                       -               3,518
Years thereafter                                           -             683,202
                                                      ------           ---------
    Total minimum lease payments                      $1,568           $ 706,794
                                                      ======           =========
Less amount representing interest                       (115)
Total present value of minimum payments                1,453
Less current portion of obligations                      522
                                                      ------
Long-term obligations                                 $  931
                                                      ======

         The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $0.9 million until the completion of construction in 2002, at which point the annual lease payments increased to approximately $3.2 million. The lease agreement provides for a 3% escalation of base rent each year beginning five years after the opening of Gaylord Palms. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual lease expense of approximately $9.8 million for 2002, including approximately $6.5 million of non-cash expenses during 2002. The Company is currently attempting to renegotiate certain terms of the lease in an attempt to more closely align the cash requirements under the lease with the impact on the Company's results of operations. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $0.6 million of contingent rentals related to the Gaylord Palms subsequent to its January 2002 opening.

         Other commitments

         The Company was notified during 1997 by Nashville governmental authorities of an increase in the appraised value and property tax rates related to Gaylord Opryland resulting in an increased tax assessment. The Company contested the increases and was awarded a partial reduction in the assessed values. During the year ended December 31, 2000, the Company recognized a pretax charge to operations of $1.1 million for the resolution of the property tax dispute.

         During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required the Company to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement. The Company is accounting for the naming rights agreement expense on a straight-line basis over the 20-year contract period. The Company recognized naming rights expense of $3.4 million for the years ended December 31, 2002, 2001 and 2000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers' compensation, employee medical benefits and general liability for which it is self-insured.

         The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including a change in control.

         The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

18.      RETIREMENT PLANS

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

         The following table sets forth the funded status at December 31:

(in thousands)                                          2002         2001
                                                      --------     --------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year           $ 58,712     $ 57,608
       Service cost                                          -        2,592
       Interest cost                                     3,964        4,288
       Amendments                                            -        1,867
       Actuarial loss (gain)                             5,359       (2,763)
       Benefits paid                                    (5,021)      (4,880)
       Curtailment                                      (3,800)           -
                                                      --------     --------
    Benefit obligation at end of year                   59,214       58,712
                                                      --------     --------

CHANGE IN PLAN ASSETS:
    Fair value of plan assets at beginning of year      44,202       52,538
       Actual loss on plan assets                       (3,870)      (6,030)
       Employer contributions                            1,794        2,574
       Benefits paid                                    (5,021)      (4,880)
                                                      --------     --------
    Fair value of plan assets at end of year            37,105       44,202
                                                      --------     --------
          Funded status                                (22,109)     (14,510)
Unrecognized net actuarial loss                         22,944       14,829
Unrecognized prior service cost                              -        3,750
Adjustment for minimum liability                       (22,944)     (14,779)
                                                      --------     --------
          Accrued pension cost                        $(22,109)    $(10,710)
                                                      ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31:

(in thousands)                              2002        2001        2000
                                          -------     -------     -------
Service cost                              $     -     $ 2,592     $ 2,564
Interest cost                               3,964       4,288       3,911
Expected return on plan assets             (3,395)     (4,131)     (3,963)
Recognized net actuarial loss                 710         169         107
Amortization of prior service cost              -         402         211
Curtailment loss                            3,750           -           -
                                          -------     -------     -------
    Total net periodic pension expense    $ 5,029     $ 3,320     $ 2,830
                                          =======     =======     =======

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 2002, and 7.5% for 2001. The rate of increase in future compensation levels used was 4% and the assumed expected long-term rate of return on plan assets was 8%. Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

         The Company also maintains non-qualified retirement plans (the "Non-Qualified Plans") to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries' rights to receive distributions under these plans constitute unsecured claims to be paid from the Company's general assets. At December 31, 2002, the Non-Qualified Plans' projected benefit obligations and accumulated benefit obligations were $10.3 million.

         The Company's accrued cost related to its qualified and non-qualified retirement plans of $32.4 million and $20.8 million at December 31, 2002 and 2001, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2002 increase in the minimum liability related to the Company's retirement plans resulted in a charge to equity of $7.2 million, net of taxes of $4.7 million. The 2001 increase in the minimum liability related to the Company's retirement plans resulted in a charge to equity of $7.7 million, net of taxes of $4.9 million. The 2002 and 2001 charges to equity due to the increase in the minimum liability is included in other comprehensive loss in the accompanying consolidated statement of stockholders' equity.

         The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee's contribution or 3% of the employee's salary. In addition, effective January 1, 2002, the Company contributes 2% to 4% of the employee's salary, based upon the Company's financial performance. Company contributions under the retirement savings plans were $3.8 million, $1.5 million and $1.6 million for 2002, 2001 and 2000, respectively.

         Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan whereby the retirement cash balance benefit was frozen and whereby future Company contributions to the retirement savings plan will include 2% to 4% of the employee's salary, based upon the Company's financial performance, in addition to the one-half match of the employee's salary up to a maximum of 3% as described above. As a result of these changes to the retirement plans, the Company recorded a pretax charge to operations of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations.

19.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31:

(in thousands)                                   2002         2001
                                               --------     --------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year    $ 13,665     $ 12,918
       Service cost                                 306          688
       Interest cost                              1,353          946
       Actuarial loss                               862            -
       Contributions by plan participants           142          101
       Benefits paid                               (987)        (988)
       Remeasurements                             9,054            -
       Amendments                                (4,673)           -
                                               --------     --------
    Benefit obligation at end of year            19,722       13,665
Unrecognized net actuarial gain                   4,406       13,038
                                               --------     --------
          Accrued postretirement liability     $ 24,128     $ 26,703
                                               ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31:

(in thousands)                              2002        2001        2000
                                          -------     -------     -------
Service cost                              $   306     $   688     $   736
Interest cost                               1,353         946         923
Curtailment gain                           (2,105)          -           -
                                          -------     -------     -------
Recognized net actuarial gain              (1,284)       (826)       (811)
                                          -------     -------     -------
    Net postretirement benefit expense    $(1,730)    $   808     $   848
                                          =======     =======     =======

         The health care cost trend is projected to be 10.75% in 2003, declining each year thereafter to an ultimate level trend rate of 5.5% per year for 2009 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 10%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by approximately 8% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 10%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 2002 and 7.5% for 2001.

         The Company amended the plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. The amendment and curtailment of the plans were recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations.

20.      GOODWILL AND INTANGIBLES

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

         The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted estimated future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and capital rates. In performing the impairment reviews, the Company determined one reporting unit's goodwill to be impaired. Based on the estimated fair value of the reporting unit, the Company impaired the recorded goodwill amount of $4.2 million associated with the Radisson Hotel at Opryland in the hospitality segment. The circumstances leading to the goodwill impairment assessment for the Radisson Hotel at Opryland primarily relate to the effect of the September 11, 2001 terrorist attacks on the hospitality and tourism industries. In accordance with

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the provisions of SFAS No. 142, the Company has reflected the impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the accompanying condensed consolidated statements of operations.

         The Company performed the annual impairment review on all goodwill at December 31, 2002 and determined that no further impairment, other than the goodwill impairment of the Radisson Hotel at Opryland as discussed above, would be required during 2002.

         The changes in the carrying amounts of goodwill by business segment for the twelve months ended December 31, 2002 are as follows:

                         Balance as of      Transitional    Balance as of
                          December 31,       Impairment      December 31,
(in thousands)               2001              Losses           2002
                         -------------      ------------    -------------
Hospitality                $ 4,221            $ (4,221)        $     -
Attractions                  6,915                   -           6,915
Media                        2,365                   -           2,365
Corporate                        -                   -               -
                           -------            --------         -------
    Total                  $13,501            $ (4,221)        $ 9,280
                           =======            ========         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table presents a reconciliation of net income and income per share assuming the nonamortization provisions of SFAS No. 142 were applied during 2001:

(in thousands)                                     2002          2001           2000
                                                ----------    ----------     -----------
Reported net income (loss)                      $   95,144    $  (47,796)    $  (156,056)
Add back: Goodwill amortization, net of tax              -         1,360           4,556
                                                ----------    ----------     -----------
Adjusted net income (loss)                      $   95,144    $  (46,436)    $  (151,500)
                                                ==========    ==========     ===========
Basic earnings (loss) per share
-------------------------------
Reported net income (loss)                      $     2.82    $    (1.42)    $     (4.67)
Add back: Goodwill amortization, net of tax              -          0.04            0.14
                                                ----------    ----------     -----------
Adjusted net income (loss)                      $     2.82    $    (1.38)    $     (4.53)
                                                ==========    ==========     ===========
Diluted earnings (loss) per share
---------------------------------
Reported net income (loss)                      $     2.82    $    (1.42)    $     (4.67)
Add back: Goodwill amortization, net of tax              -          0.04            0.14
                                                ----------    ----------     -----------
Adjusted net income (loss)                      $     2.82    $    (1.38)    $     (4.53)
                                                ==========    ==========     ===========

         The above goodwill amortization during 2000 includes $4.1 million of amortization related to the acquisitions for Gaylord Digital as discussed in Note 7.

         The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $2.4 million and $6.7 million at December 31, 2002 and 2001, respectively. The decrease in intangible assets during 2002 is primarily related to the reclassification of the intangible asset related to the benefit plan as discussed in Note 17. The related accumulated amortization of intangible assets in continuing operations was $445,000 and $387,000 at December 31, 2002 and 2001, respectively. The amortization expense related to intangibles from continuing operations during the twelve months ended December 31, 2002 and 2001 was $58,000 and $59,000, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $58,000 per year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      FINANCIAL REPORTING BY BUSINESS SEGMENTS

         The following information from continuing operations is derived directly from the segments' internal financial reports used for corporate management purposes. The 2001 and 2000 amounts represent the Company's reported amounts in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission. The 2001 and 2000 amount also present a reconciliation to adjust for Acuff-Rose and the OKC Redhawks reclassified from continuing operations to discontinued operations, the restatement amounts as a result of the re-audit and the restated amounts. Acuff-Rose was previously recorded in the media segment and OKC Redhawks was recorded in the corporate and other segment.

                                                    (Restated)      (Restated)
                                    YEAR ENDED      Year ended      Year ended
                                   DECEMBER 31,    December 31,    December 31,
(in thousands)                         2002            2001            2000
                                   ------------    ------------    ------------
REVENUES:
    Hospitality                    $    339,380    $    228,712    $    237,260
    Attractions                          63,512          65,878          63,235
    Media                                11,194           9,393          14,913
    Corporate and other                     272             290              64
                                   ------------    ------------    ------------
       Total                       $    414,358    $    304,273    $    315,472
                                   ============    ============    ============

DEPRECIATION AND AMORTIZATION:
    Hospitality                    $     44,924    $     25,593    $     24,447
    Attractions                           5,295           5,810           6,443
    Media                                   623             660           7,716
    Corporate and other                   5,778           6,542           6,257
                                   ------------    ------------    ------------
       Total                       $     56,620    $     38,605    $     44,863
                                   ============    ============    ============

OPERATING INCOME (LOSS):
    Hospitality                    $     25,972    $     34,270    $     45,478
    Attractions                           3,094          (2,372)         (8,025)
    Media                                  (193)           (454)        (33,188)
    Corporate and other                 (42,111)        (40,110)        (38,187)
    Preopening costs                     (8,913)        (15,927)         (5,278)
    Gain on sale of assets               30,529               -               -
    Impairment and other charges              -         (14,262)        (75,712)
    Restructuring charges                    (3)         (2,182))       (12,952)
                                   ------------    ------------    ------------
       Total                       $      8,375    $    (41,037)   $   (127,864)
                                   ============    ============    ============

IDENTIFIABLE ASSETS:
    Hospitality                    $  1,056,434    $    947,646    $    660,289
    Attractions                          82,600          88,270          88,715
    Media                                 8,806           8,266          18,669
    Corporate and other               1,032,809         998,916         899,949
    Discontinued operations              11,547         134,546         263,183
                                   ------------    ------------    ------------
       Total                       $  2,192,196    $  2,177,644    $  1,930,805
                                   ============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The restated 2001 and 2000 segment information presented below includes both the impact of reclassifying discontinued operations as required by SFAS No. 144 (as discussed in Note 6) and the restatement changes (as discussed in Note 3). The following segment information reconcile previously reported and restated financial information.

                                      Fiscal year                    As reported                      Fiscal year
                                     ended Dec. 31,                     with          Restatement    ended Dec. 31,
                                         2001         Discontinued   discontinued       related           2001
(in thousands)                        As reported      operations     operations      adjustments       Restated
                                     --------------   ------------   ------------     -----------    --------------
REVENUES:
    Hospitality                       $   228,712     $         -     $   228,712     $         -     $   228,712
    Attractions                            65,878               -          65,878               -          65,878
    Media                                  24,157          14,764           9,393               -           9,393
    Corporate and other                     6,412           6,122             290               -             290
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $   325,159     $    20,886     $   304,273     $         -     $   304,273
                                      ===========     ===========     ===========     ===========     ===========

DEPRECIATION AND AMORTIZATION:
    Hospitality                       $    25,593     $         -     $    25,593     $         -     $    25,593
    Attractions                             5,810               -           5,810               -           5,810
    Media                                   2,578           1,918             660               -             660
    Corporate and other                     7,294             752           6,542               -           6,542
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $    41,275     $     2,670     $    38,605     $         -     $    38,605
                                      ===========     ===========     ===========     ===========     ===========

OPERATING INCOME (LOSS):
    Hospitality                       $    33,915     $         -     $    33,915     $       355     $    34,270
    Attractions                            (2,372)              -          (2,372)              -          (2,372)
    Media                                   1,665           2,119            (454)              -            (454)
    Corporate and other                   (39,399)            363         (39,762)           (348)        (40,110)
    Preopening costs                      (15,141)              -         (15,141)           (786)        (15,927)
    Impairment and other                                        -                               -         (14,262)
          charges                         (14,262)                        (14,262)
    Restructuring charges                  (2,182)              -          (2,182)              -          (2,182)
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $   (37,776)    $     2,482     $   (40,258)    $      (779)    $   (41,037)
                                      ===========     ===========     ===========     ===========     ===========

IDENTIFIABLE ASSETS:
    Hospitality                       $   948,284     $         -     $   948,284     $      (638)    $   947,646
    Attractions                            88,620               -          88,620            (350)         88,270
    Media                                  35,342          27,076           8,266               -           8,266
    Corporate and other                   998,503          10,397         988,106         (12,628)        975,478
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $ 2,070,749     $    37,473     $ 2,033,276     $   (13,616)    $ 2,019,660
                                      ===========     ===========     ===========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Fiscal year                      As reported                     Fiscal year
                                    ended Dec. 31,                       with         Restatement    ended Dec. 31,
                                        2000         Discontinued    discontinued       related           2000
(in thousands)                       As reported      operations      operations      adjustments       Restated
                                    --------------   ------------    ------------     -----------    --------------
REVENUES:
    Hospitality                       $   237,260     $         -     $   237,260     $         -     $   237,260
    Attractions                            63,235               -          63,235               -          63,235
    Media                                  29,013          14,100          14,913               -          14,913
    Corporate and other                     5,954           5,890              64               -              64
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $   335,462     $    19,990     $   315,472     $         -     $   315,472
                                      ===========     ===========     ===========     ===========     ===========

DEPRECIATION AND AMORTIZATION:
    Hospitality                       $    24,447     $         -     $    24,447     $         -     $    24,447
    Attractions                             6,443               -           6,443               -           6,443
    Media                                   9,650           1,934           7,716               -           7,716
    Corporate and other                     7,040             783           6,257               -           6,257
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $    47,580     $     2,717     $    44,863     $         -     $    44,863
                                      ===========     ===========     ===========     ===========     ===========

OPERATING INCOME (LOSS):
    Hospitality                       $    45,949     $         -     $    45,949     $      (471)    $    45,478
    Attractions                            (8,025)              -          (8,025)              -          (8,025)
    Media                                 (31,500)          1,688         (33,188)              -         (33,188)
    Corporate and other                   (38,626)            169         (38,795)            608         (38,187)
    Preopening costs                       (5,278)              -          (5,278)              -          (5,278)
    Impairment and other
         charges                          (76,597)           (885)        (75,712)              -         (75,712)
    Restructuring charges                 (13,098)           (146)        (12,952)              -         (12,952)
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $  (127,175)    $       826     $  (128,001)    $       137     $  (127,864)
                                      ===========     ===========     ===========     ===========     ===========

IDENTIFIABLE ASSETS:
    Hospitality                       $   660,604     $         -     $   660,604     $      (315)    $   660,289
    Attractions                            89,065               -          89,065            (350)         88,715
    Media                                  46,805          28,136          18,669               -          18,669
    Corporate and other                   918,963          10,574         908,389          (8,440)        899,949
                                      -----------     -----------     -----------     -----------     -----------
       Total                          $ 1,715,437     $    38,710     $ 1,676,727     $    (9,105)    $ 1,667,622
                                      ===========     ===========     ===========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table represents the capital expenditures for continuing operations by segment for the years ended December 31.

(in thousands)               2002        2001        2000
                           --------    --------    --------
CAPITAL EXPENDITURES:
    Hospitality            $170,522    $277,643    $201,720
    Attractions               2,625       2,471         392
    Media                       660         159       8,065
    Corporate and other      11,842         807       8,168
                           --------    --------    --------
       Total               $185,649    $281,080    $218,345
                           ========    ========    ========

22.      SUBSEQUENT EVENT

         On March 25, 2003, the Company, through its wholly-owned subsidiary Gaylord Investments, Inc., entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. ("Cumulus"), and the Company entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $65 million in cash. Consummation of the sale of assets is subject to customary closing conditions, including regulatory approvals, and is expected to take place in the third quarter of 2003. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from the second business day after the expiration or termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976 until the closing of the sale of the assets, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

23.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is selected unaudited quarterly financial data, as previously reported and as restated, for the fiscal years ended December 31, 2002 and 2001. As discussed in Note 3, the Company restated historical consolidated financial statements as part of the re-audit. The "As previously reported" column represents the amounts the Company reported on the respective Form 10-Q as filed with the Securities and Exchange Commission during the year of 2002. During the first quarter of 2002, Acuff-Rose Music was not reported as a discontinued operation because management had not adopted a formal plan to dispose of Acuff-Rose. During the second quarter of 2002, the Company adopted a plan to dispose of Acuff-Rose and classified it as discontinued operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The sum of the quarterly per share amounts may not equal the annual totals due to rounding.


                       First quarter ended March 31, 2002

                                  As                      As reported with   Restatement
(in thousands, except per     previously    Discontinued    discontinued       related
share data)                    reported      operations      operations      adjustments    As restated
                              ----------    ------------  ----------------   -----------    -----------
Revenues                      $  104,505     $  (3,250)      $ 101,255       $     -        $  101,255
Depreciation and
  amortization                    15,741          (478)         15,263             -            15,263
Operating income (loss)          (16,402)         (337)        (16,739)          932           (15,807)

Income (loss) of continuing
  operations before income
  taxes, discontinued
  operations and accounting
  change                         (10,530)         (345)        (10,875)          112           (10,763)
Provision (benefit) for
  income taxes                    (4,054)          (93)          (4,147)          113            (4,034)

Income (loss) of continuing
  operations before
  discontinued operations         (6,476)         (252)          (6,728)           (1)           (6,729)
Gain (loss) from
  discontinued operations,
  net of taxes                       789           252           1,041           113             1,154
Cumulative effect of
  accounting change               (2,595)            -          (2,595)           23            (2,572)
Net income (loss)                 (8,282)            -          (8,282)          135            (8,147)

Net income (loss) per share        (0.25)        (0.00)          (0.25)         0.01             (0.24)

Net income (loss) per share
  - assuming dilution              (0.25)        (0.00)          (0.25)         0.01             (0.24)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Second quarter ended June 30, 2002

                                     As                            As reported with        Restatement
(in thousands, except per         previously        Discontinued     discontinued            related
share data)                        reported          operations       operations           adjustments    As restated
                                  ----------        ------------   ----------------        -----------    -----------
Revenues                          $ 98,289           $     -         $  98,289             $       -        $ 98,289
Depreciation and
  amortization                      12,798                 -            12,798                     -          12,798

Operating income (loss)              7,595                 -             7,595                 1,190           8,785

Income (loss) of continuing
  operations before income taxes     1,479                 -             1,479                 1,426           2,905

Provision (benefit) for income
  taxes                            (15,227)                -           (15,227)               13,365          (1,862)

Income (loss) of continuing
  operations before discontinued
  operations                        16,706                 -            16,706               (11,939)          4,767
Gain (loss) from discontinued
  operations, net of taxes           1,403                 -             1,403                  (292)          1,111
Cumulative effect of accounting
  change                                 -                 -                 -                     -               -
Net income (loss)                   18,109                 -            18,109               (12,231)          5,878

Net income (loss) per share           0.54              0.00              0.54                 (0.37)           0.17

Net income (loss) per share           0.54              0.00              0.54                 (0.37)           0.17
- assuming dilution

         During the second quarter of 2002, the Company sold its partnership share of the Opry Mills partnership to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the disposition. The Company deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002.

         Also during the second quarter of 2002, the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The second quarter 2002 restructuring charge was offset by a reversal of $1.1 million of the fourth quarter 2001 restructuring charge.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Third quarter ended September 30, 2002

                                       As                         As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued        related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $ 102,954       $      -           $102,954                -       $ 102,954
Depreciation and
  amortization                        13,969              -             13,969                -          13,969
Operating income (loss)               19,045              -             19,045              (10)         19,035

Income (loss) of continuing
  operations before income taxes      27,367              -             27,367               (9)         27,358

Provision (benefit) for income
  taxes                               11,682              -             11,682           (4,118)          7,564

Income (loss) of continuing
  operations before discontinued
  operations                          15,685              -             15,685            4,109          19,794
Gain (loss) from discontinued
  operations, net of taxes            83,599              -             83,599           (3,349)         80,250
Cumulative effect of accounting
  change                                   -              -                  -                -               -

Net income (loss)                     99,284              -             99,284              760         100,044

Net income (loss) per share             2.94           0.00               2.94             0.02            2.96

Net income (loss) per share
  - assuming dilution                   2.94           0.00               2.94             0.02            2.96

         During the third quarter of 2002, the Company sold its interest in the land lease discussed above in relation to the sale of the Opry Mills partnership and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

         During the third quarter of 2002, the Company finalized the sale of Acuff-Rose Music Publishing to Sony/ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale in discontinued operations. The gain on the sale of Acuff-Rose Music Publishing is recorded in the income from discontinued operations in the consolidated statement of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Fourth quarter ended December 31, 2002

                                       As                         As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued        related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $ 111,860          $   -         $  111,860          $     -       $ 111,860
Depreciation and
  amortization                        14,590              -             14,590                -          14,590

Operating income (loss)               (3,638)             -             (3,638)               -          (3,638)

Income (loss) of continuing
  operations before income taxes      (4,938)             -             (4,938)               -          (4,938)

Provision (benefit) for income
  taxes                               (3,651)             -             (3,651)           3,789             138

Income (loss) of continuing
  operations before discontinued
  operations                          (1,287)             -             (1,287)          (3,789)         (5,076)
Gain (loss) from discontinued
  operations, net of taxes            (1,344)             -             (1,344)           3,789           2,445
Cumulative effect of accounting
  change                                   -              -                  -                -               -

Net income (loss)                     (2,631)             -             (2,631)               -          (2,631)

Net income (loss) per share            (0.08)          0.00              (0.08)            0.00           (0.08)

Net income (loss) per share
  - assuming dilution                  (0.08)          0.00              (0.08)            0.00           (0.08)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       First quarter ended March 31, 2001

                                       As                         As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued        related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $  83,357        $(3,124)        $   80,233          $     -        $ 80,233
Depreciation and
  amortization                        10,057           (481)             9,576                -           9,576

Operating income (loss)               (1,674)          (504)            (2,178)            (580)         (2,758)

Income (loss) of continuing
  operations before income taxes      29,188           (505)            28,683           (1,190)         27,493

Provision (benefit) for income
  taxes                                9,411           (113)             9,298             (560)          8,738
Income (loss) of continuing
  operations before discontinued
  operations                          19,777           (392)            19,385             (630)         18,755
Gain (loss) from discontinued
  operations, net of taxes            (7,562)           392             (7,170)            (386)         (7,556)
Cumulative effect of accounting
  change                              11,909              -             11,909             (707)         11,202

Net income (loss)                     24,124              -             24,124           (1,723)         22,401

Net income (loss) per share             0.72          (0.00)              0.72            (0.05)           0.67

Net income (loss) per share
  assuming dilution                     0.72          (0.00)              0.72            (0.05)           0.67

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Second quarter ended June 30, 2001

                                      As                          As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued        related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $  70,105          $   -         $   70,105          $     -        $ 70,105
Depreciation and
  amortization                         9,753              -              9,753                -           9,753

Operating income (loss)              (16,859)             -            (16,859)             129         (16,730)

Income (loss) of continuing
  operations before income taxes      (1,650)             -             (1,650)            (853)         (2,503)
Provision (benefit) for income
  taxes                                 (195)             -               (195)            (885)         (1,080)

Income (loss) of continuing
  operations before discontinued
  operations                          (1,455)             -             (1,455)              32          (1,423)
Gain (loss) from discontinued
  operations, net of taxes            (2,103)             -             (2,103)            (402)         (2,505)
Cumulative effect of accounting
  change                                   -              -                  -                -               -
Net income (loss)                     (3,558)             -             (3,558)            (370)         (3,928)

Net income (loss) per share            (0.11)          0.00              (0.11)           (0.01)          (0.12)

Net income (loss) per share
  - assuming dilution                  (0.11)          0.00              (0.11)           (0.01)          (0.12)

         During the second quarter of 2001, the Company recognized pretax impairment and other charges of $11.4 million. Also during the second quarter of 2001, the Company recorded a reversal of $2.3 million of the restructuring charges originally recorded during the fourth quarter of 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Third quarter ended September 30, 2001

                                      As                          As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued       related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $  69,164          $   -       $     69,164          $     -        $ 69,164
Depreciation and
  amortization                         9,644              -              9,644                -           9,644

Operating income (loss)               (8,004)             -             (8,004)             (74)         (8,078)

Income (loss) of continuing
  operations before income taxes     (37,412)             -            (37,412)          (1,056)        (38,468)

Provision (benefit) for income
  taxes                              (12,318)             -            (12,318)          (2,486)        (14,804)

Income (loss) of continuing
  operations before discontinued
  operations                         (25,094)             -            (25,094)           1,430         (23,664)
Gain (loss) from discontinued
  operations, net of taxes           (20,067)             -            (20,067)             132         (19,935)
Cumulative effect of accounting
  change                                   -              -                  -                -               -

Net income (loss)                    (45,161)             -            (45,161)           1,562         (43,599)

Net income (loss) per share            (1.35)          0.00              (1.35)            0.05           (1.30)

Net income (loss) per share
  - assuming dilution                  (1.35)          0.00              (1.35)            0.05           (1.30)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Fourth quarter ended December 31, 2001

                                      As                          As reported with    Restatement
(in thousands, except per          previously      Discontinued     discontinued       related
share data)                         reported        operations       operations       adjustments     As restated
                                   ----------      ------------   ----------------    -----------     -----------
Revenues                           $  84,771          $   -         $   84,771          $     -       $  84,771
Depreciation and
  amortization                         9,632              -              9,632                -           9,632
Operating income (loss)              (13,217)             -            (13,217)            (254)        (13,471)

Income (loss) of continuing
  operations before income taxes      (2,505)             -             (2,505)          (1,140)         (3,645)

Provision (benefit) for income
  taxes                                 (572)             -               (572)            (596)         (1,168)

Income (loss) of continuing
  operations before discontinued
  operations                          (1,933)             -             (1,933)            (544)         (2,477)
Gain (loss) from discontinued
  operations, net of taxes           (21,215)             -            (21,215)           1,022         (20,193)
Cumulative effect of accounting
  change                                   -              -                  -                -               -

Net income (loss)                    (23,148)             -            (23,148)             478         (22,670)

Net income (loss) per share            (0.69)          0.00              (0.69)            0.02           (0.67)

Net income (loss) per share
  - assuming dilution                  (0.69)          0.00              (0.69)            0.02           (0.67)

         During the fourth quarter of 2001, the Company recognized a pretax loss of $2.9 million from continuing operations representing impairment and other charges and pretax restructuring charges from continuing operations of $5.8 million offset by a pretax reversal of restructuring charges of $1.4 million originally recorded during the fourth quarter of 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gaylord Entertainment Company:

We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003 (except for Notes 2 and 22 as to which the date is March 25,
2003) (included elsewhere in this Annual Report on Form 10-K.) Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                         ERNST & YOUNG LLP

Nashville, Tennessee
February 5, 2003

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                       ADDITIONS CHARGED TO
                                                        BALANCE AT    ----------------------                 BALANCE
                                                        BEGINNING     COSTS AND      OTHER                    AT END
                                                        OF PERIOD     EXPENSES      ACCOUNTS   DEDUCTIONS   OF PERIOD
                                                        ---------     --------      --------   ----------   ---------
2000 restructuring charges - continuing operations        $ 1,569      $     -        $  -      $ 1,299      $   270

2001 restructuring charges - continuing operations          4,168       (1,079)          -        2,658          431

2002 restructuring charges - continuing operations              -        1,082           -        1,082            -
                                                          -------      -------        ----      -------      -------
  Total continuing operations                               5,737            3           -        5,039          701
                                                          -------      -------        ----      -------      -------

2000 restructuring charges - discontinued operations            -            -           -            -            -

2001 restructuring charges - discontinued operations        3,383            -           -        3,005          378

2002 restructuring charges - discontinued operations            -            -           -            -            -
                                                          -------      -------        ----      -------      -------
    Total discontinued operations                           3,383            -           -        3,005          378
                                                          -------      -------        ----      -------      -------
      Total                                               $ 9,120      $     3        $  -      $ 8,004      $ 1,079
                                                          =======      =======        ====      =======      =======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                       ADDITIONS CHARGED TO
                                                        BALANCE AT    ----------------------                 BALANCE
                                                        BEGINNING     COSTS AND      OTHER                    AT END
                                                        OF PERIOD     EXPENSES      ACCOUNTS   DEDUCTIONS   OF PERIOD
                                                        ---------     --------      --------   ----------   ---------
2000 restructuring charges - continuing operations        $10,825      $(3,666)       $  -       $ 5,590     $ 1,569

2001 restructuring charges - continuing operations              -        5,848           -         1,680       4,168
                                                          -------      -------        ----       -------     -------
  Total continuing operations                              10,825        2,182           -         7,270       5,737
                                                          -------      -------        ----       -------     -------

2000 restructuring charges - discontinued operations        2,285         (424)          -         1,861           -

2001 restructuring charges - discontinued operations            -        3,383           -             -       3,383
                                                          -------      -------        ----       -------     -------
    Total discontinued operations                           2,285        2,959           -         1,861       3,383
                                                          -------      -------        ----       -------     -------
      Total                                               $13,110      $ 5,141        $  -       $ 9,131     $ 9,120
                                                          =======      =======        ====       =======     =======

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                       ADDITIONS CHARGED TO
                                                        BALANCE AT    ----------------------                 BALANCE
                                                        BEGINNING     COSTS AND      OTHER                    AT END
                                                        OF PERIOD     EXPENSES      ACCOUNTS   DEDUCTIONS   OF PERIOD
                                                        ---------     --------      --------   ----------   ---------
1999 restructuring charges - continuing operations       $    469     $   (234)       $  -      $    235    $      -

2000 restructuring charges - continuing operations              -       13,186           -         2,361      10,825
                                                         --------     --------        ----      --------    --------
  Total continuing operations                                 469       12,952           -         2,596      10,825
                                                         --------     --------        ----      --------    --------

1999 restructuring charges - discontinuing operations          30            -           -            30           -

2000 restructuring charges - discontinuing operations           -        3,241           -           956       2,285
                                                         --------     --------        ----      --------    --------
    Total discontinuing operations                             30        3,241           -           986       2,285
                                                         --------     --------        ----      --------    --------
      Total                                              $    499     $ 16,193        $  -      $  3,582    $ 13,110
                                                         ========     ========        ====      ========    ========