Form 10-Q
period 2003-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2003-05-15
CIK 1040829

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13079

                          GAYLORD ENTERTAINMENT COMPANY
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               73-0664379
          --------                                               ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                          OUTSTANDING AS OF APRIL 30, 2003
         -----                          --------------------------------
Common Stock, $.01 par value                  33,792,238 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX



                                                                                                        PAGE NO.

Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations -
                       For the Three Months Ended March 31, 2003 and 2002                                 3

                  Condensed Consolidated Balance Sheets -
                       March 31, 2003 and December 31, 2002                                               4

                  Condensed Consolidated Statements of Cash Flows -
                       For the Three Months Ended March 31, 2003 and 2002                                 5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              35

         Item 4.  Controls and Procedures                                                                 36

Part II - Other Information

         Item 1.  Legal Proceedings                                                                       37

         Item 2.  Changes in Securities and Use of Proceeds                                               37

         Item 3.  Defaults Upon Senior Securities                                                         37

         Item 4.  Submission of Matters to a Vote of Security Holders                                     37

         Item 5.  Other Information                                                                       37

         Item 6.  Exhibits and Reports on Form 8-K                                                        37


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    2003         2002
                                                               ---------    ---------

Revenues ...................................................   $ 114,380    $  99,657

Operating expenses:
    Operating costs ........................................      65,696       68,182
    Selling, general and administrative ....................      27,573       26,487
    Preopening costs .......................................       1,580        5,429
    Depreciation ...........................................      13,342       14,293
    Amortization ...........................................       1,231          937
                                                               ---------    ---------

      Operating income (loss) ..............................       4,958      (15,671)

Interest expense, net of amounts capitalized ...............      (9,372)     (11,601)
Interest income ............................................         519          527
Unrealized gain (loss) on Viacom stock .....................     (46,652)      46,433
Unrealized gain (loss) on derivatives ......................      39,466      (29,697)
Other gains and losses .....................................         222         (618)
                                                               ---------    ---------

      Loss before income taxes and discontinued operations..     (10,859)     (10,627)

Benefit for income taxes ...................................      (4,236)      (4,094)
                                                                ---------    ---------

       Loss from continuing operations .....................      (6,623)      (6,533)
Income from discontinued operations, net of taxes ..........         167          958
Cumulative effect of accounting change, net of taxes .......          --       (2,572)
                                                               ---------    ---------
       Net loss ............................................   $  (6,456)   $  (8,147)
                                                               =========    =========

Income (loss) per share:
       Loss from continuing operations .....................   $   (0.20)   $   (0.19)
       Income from discontinued operations, net of taxes ...        0.01         0.03
       Cumulative effect of accounting change,
         net of taxes ......................................          --        (0.08)
                                                               ---------    ---------
       Net loss ............................................   $   (0.19)   $   (0.24)
                                                               =========    =========

Income (loss) per share - assuming dilution:
       Loss from continuing operations ....................    $   (0.20)   $   (0.19)
       Income from discontinued operations, net of taxes ..         0.01         0.03
       Cumulative effect of accounting change,
         net of taxes ....................................            --        (0.08)
                                                               ---------    ---------
       Net loss ...........................................    $   (0.19)   $   (0.24)
                                                               =========    =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     MARCH 31,  DECEMBER 31,
                                                                                                         2003          2002
                                                                                                  -----------    -----------
                                                 ASSETS
Current assets:
    Cash and cash equivalents - unrestricted ..................................................   $    30,196    $    98,632
    Cash and cash equivalents - restricted ....................................................        33,621         19,323
    Trade receivables, less allowance of $522 and $467, respectively ..........................        33,503         22,374
    Deferred financing costs ..................................................................        26,865         26,865
    Deferred income taxes .....................................................................        20,553         20,553
    Other current assets ......................................................................        26,916         25,889
    Current assets of discontinued operations .................................................         4,206          4,095
                                                                                                  -----------    -----------
        Total current assets ..................................................................       175,860        217,731
                                                                                                  -----------    -----------

Property and equipment, net of accumulated depreciation .......................................     1,147,899      1,110,163
Goodwill ......................................................................................         6,915          6,915
Amortized intangible assets, net of accumulated amortization ..................................         1,987          1,996
Investments ...................................................................................       462,427        509,080
Estimated fair value of derivative assets .....................................................       232,168        207,727
Long-term deferred financing costs ............................................................        92,148        100,933
Other long-term assets ........................................................................        25,410         24,323
Long-term assets of discontinued operations ...................................................        12,596         13,328
                                                                                                  -----------    -----------
        Total assets ..........................................................................   $ 2,157,410    $ 2,192,196
                                                                                                  ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .........................................................   $     8,546    $     8,526
    Accounts payable and accrued liabilities ..................................................        72,585         80,685
    Current liabilities of discontinued operations ............................................         6,981          6,652
                                                                                                  -----------    -----------
        Total current liabilities .............................................................        88,112         95,863
                                                                                                  -----------    -----------

Secured forward exchange contract .............................................................       613,054        613,054
Long-term debt, net of current portion ........................................................       330,310        332,112
Deferred income taxes, net ....................................................................       239,902        244,372
Estimated fair value of derivative liabilities ................................................        33,621         48,647
Other long-term liabilities ...................................................................        69,164         67,895
Long-term liabilities of discontinued operations ..............................................            83            789
Minority interest of discontinued operations ..................................................         1,730          1,885

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares authorized, no shares
        issued or outstanding .................................................................            --             --
    Common stock, $.01 par value, 150,000 shares authorized,
        33,789 and 33,782 shares issued and outstanding, respectively .........................           338            338
    Additional paid-in capital ................................................................       520,947        520,796
    Retained earnings .........................................................................       276,342        282,798
    Other stockholders' equity ................................................................       (16,193)       (16,353)
                                                                                                  -----------    -----------
        Total stockholders' equity ............................................................       781,434        787,579
                                                                                                  -----------    -----------
        Total liabilities and stockholders' equity ............................................   $ 2,157,410    $ 2,192,196
                                                                                                  ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         2003         2002
                                                                                    ---------    ---------
Cash Flows from Operating Activities:
    Net loss ....................................................................   $  (6,456)   $  (8,147)
    Amounts to reconcile net loss to net cash flows
        used in operating activities:
        Gain on discontinued operations, net of taxes ...........................        (167)        (958)
        Cumulative effect of accounting change, net of taxes ....................          --        2,572
        Unrealized gain (loss) on Viacom stock and related derivatives ..........       7,186      (16,736)
        Depreciation and amortization ...........................................      14,573       15,230
        Provision (benefit) for deferred income taxes ...........................      (4,236)         324
        Amortization of deferred financing costs ................................       8,886        8,923
        Changes in (net of acquisitions and divestitures):
            Trade receivables ...................................................     (11,129)     (24,712)
            Accounts payable and accrued liabilities ............................      (8,892)      (9,107)
            Other assets and liabilities ........................................         361        3,829
                                                                                    ---------    ---------
        Net cash flows provided by (used in) operating activities - continuing
                operations ......................................................         126      (28,782)
        Net cash flows provided by (used in) operating activities - discontinued
                operations ......................................................        (578)         189
                                                                                    ---------    ---------
        Net cash flows used in operating activities .............................        (452)     (28,593)
                                                                                    ---------    ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment .........................................     (49,265)     (28,966)
    Other investing activities ..................................................      (3,214)       1,471
                                                                                    ---------    ---------
        Net cash flows used in investing activities - continuing operations .....     (52,479)     (27,495)
        Net cash flows provided by investing activities - discontinued operations         696       80,734
                                                                                    ---------    ---------
        Net cash flows provided by (used in) investing activities ...............     (51,783)      53,239
                                                                                    ---------    ---------

Cash Flows from Financing Activities:
    Repayment of long-term debt .................................................      (2,001)    (100,398)
    Proceeds from issuance of long-term debt ....................................          --       30,000
    (Increase) decrease in restricted cash and cash equivalents .................     (14,298)      49,827
    Proceeds from exercise of stock option and purchase plans ...................          52          555
    Other financing activities, net .............................................         140        1,120
                                                                                    ---------    ---------
        Net cash flows used in financing activities - continuing operations .....     (16,107)     (18,896)
        Net cash flows used in financing activities - discontinued operations ...         (94)        (437)
                                                                                    ---------    ---------
        Net cash flows used in financing activities .............................     (16,201)     (19,333)
                                                                                    ---------    ---------

Net change in cash and cash equivalents .........................................     (68,436)       5,313
Cash and cash equivalents - unrestricted, beginning of period ...................      98,632        9,194
                                                                                    ---------    ---------
Cash and cash equivalents - unrestricted, end of period .........................   $  30,196    $  14,507
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim period are not necessarily indicative of the results for the full year.

2. CONSTRUCTION FUNDING REQUIREMENTS

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of March 31, 2003, the Company had $30.2 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

During the first quarter of 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan and to complete the construction of the Texas hotel.

Management currently anticipates finalizing the long-term financing under the existing commitment from the Lenders and expects to close the financing during May 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

(in thousands)                                               THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------------
                                                             2003                     2002
                                                           --------                 --------

Weighted average shares outstanding ..................       33,784                   33,741
Effect of dilutive stock options .....................           --                       --
                                                           --------                 --------
Weighted average shares outstanding -
     assuming dilution ...............................       33,784                   33,741
                                                           ========                 ========



For the three months ended March 31, 2003 and 2002, the Company's effect of dilutive stock options was the equivalent of 345 and 43,000 shares, respectively, of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive.

4. COMPREHENSIVE INCOME:

Comprehensive income (loss) is as follows for the three months of the respective periods:


(in thousands)                                                                THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -------------------
                                                                                2003       2002
                                                                             --------   --------

Net loss .................................................................   $(6,456)   $(8,147)
Unrealized gain (loss) on interest rate hedges ...........................        75       (148)
Foreign currency translation .............................................        --        792
                                                                             --------   --------
        Comprehensive loss ...............................................   $(6,381)   $(7,503)
                                                                             ========   ========


5. DISCONTINUED OPERATIONS:

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

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002:

WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the "Redhawks"), Word Entertainment ("Word") and the Company's international cable networks.

WSM-FM and WWTN(FM)
During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the "Radio operations"). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. ("Cumulus"), and the Company entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $65 million in cash. Consummation of the sale of assets is subject to customary closing conditions, including regulatory approvals, and is expected to take place in the second or third quarter of 2003. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing
During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002 until the sale date. Proceeds of $25.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 6.

OKC Redhawks
During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma.

Word Entertainment
The Company committed to a plan to sell Word during the third quarter of 2001. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29.0 million in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness as further discussed in Note 6.

International Cable Networks
On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company's transponder lease liability and a related $3.8 million pretax gain which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations. The Company guaranteed $0.9 million in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company ceased its operations based in Argentina during 2002.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31:

(in thousands)                                                                                THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              ------------------
                                                                                                2003       2002
                                                                                              -------    -------
REVENUES:
   Radio operations .......................................................................   $ 2,731    $ 1,972
   Acuff-Rose Music Publishing ............................................................        --      3,250
   Redhawks ...............................................................................        81        114
   Word ...................................................................................        --      2,594
   International cable networks ...........................................................        --        744
                                                                                              -------    -------
      Total revenues of discontinued operations ...........................................   $ 2,812    $ 8,674
                                                                                              =======    =======

OPERATING INCOME (LOSS):
   Radio operations .......................................................................   $   425    $  (136)
   Acuff-Rose Music Publishing ............................................................        --        337
   Redhawks ...............................................................................      (647)      (814)
   Word ...................................................................................        --       (852)
   International cable networks ...........................................................        --     (1,576)
                                                                                              -------    -------

      Total operating loss of discontinued operations .....................................      (222)    (3,041)

INTEREST EXPENSE ..........................................................................        --        (80)
INTEREST INCOME ...........................................................................         2         23
OTHER GAINS AND LOSSES ....................................................................       155      4,969
                                                                                              -------    -------

Income (loss) before provision (benefit) for income taxes .................................       (65)     1,871

PROVISION (BENEFIT) FOR INCOME TAXES ......................................................      (232)       913
                                                                                              -------    -------

Income from discontinued operations .......................................................   $   167    $   958
                                                                                              =======    =======


The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                       MARCH 31,     DECEMBER 31,
                                                                         2003          2002
                                                                      -------      ------------
Current assets:
   Cash and cash equivalents ......................................   $ 1,647           $ 1,812
   Trade receivables, less allowance of $202 and $490, respectively     1,930             1,600
   Inventories ....................................................       265               163
   Prepaid expenses ...............................................       328               127
   Other current assets ...........................................        36               393
                                                                      -------           -------
      Total current assets ........................................     4,206             4,095
Property and equipment, net of accumulated depreciation ...........     5,064             5,157
Goodwill ..........................................................     3,527             3,527
Amortizable intangible assets, net of accumulated amortization ....     3,942             3,942
Other long-term assets ............................................        63               702
                                                                      -------           -------
      Total long-term assets ......................................    12,596            13,328
                                                                      -------           -------
           Total assets ...........................................   $16,802           $17,423
                                                                      =======           =======

Current liabilities:
   Current portion of long-term debt ..............................   $    --           $    94
   Accounts payable and accrued expenses ..........................     6,981             6,558
                                                                      -------           -------
      Total current liabilities ...................................     6,981             6,652
Other long-term liabilities .......................................        83               789
                                                                      -------           -------
     Total long-term liabilities ..................................        83               789
                                                                      -------           -------
     Total liabilities ............................................     7,064             7,441
                                                                      -------           -------
     Minority interest of discontinued operations .................     1,730             1,885
                                                                      -------           -------
          Total liabilities and minority interest of discontinued
              operations ..........................................   $ 8,794           $ 9,326
                                                                      =======           =======


6. DEBT:

2003 Loan
The Company anticipates finalizing, in May 2003, a $225 million credit facility ("2003 Loan") with Deutsche Bank, Bank of America and CIBC. The 2003 Loan will consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loan will be due in 2006. The senior loan is expected to bear interest at LIBOR plus 3.5%. The subordinated loan is expected to bear interest at LIBOR plus 8.0%. In addition, the Company will be required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loan. Proceeds of the 2003 Loan will be used to pay off the Term Loan as discussed below and the remaining proceeds will be deposited into an escrow account for the completion of the construction of the Texas hotel. The provisions of the 2003 Loan contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. The terms of the 2003 Loan will require the Company to purchase interest rate swaps. The purchase of the interest rate swaps are expected to minimize the fluctuation in interest rate expense related to the 2003 Loan. The interest rate swaps related to the 2003 Loan are discussed in more detail in Note 8.

Term Loan
During 2001, the Company entered into a three-year delayed-draw senior term loan (the "Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed below and in Note 8. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

During the first three months of 2002, the Company sold Word's domestic operations as described in Note 5, which required the prepayment of the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. During 2003 and 2002, the Company made principal payments of approximately $0 and $4.1 million, respectively, under the Term Loan. Net borrowings under the Term Loan for 2003 and 2002 were $0 and $85.0 million, respectively. As of March 31, 2003 and December 31, 2002, the Company had outstanding borrowings of $60.0 million under the Term Loan and was required to escrow certain amounts for Gaylord Palms. The Company's ability to borrow additional funds under the Term Loan expired during 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

The terms of the Term Loan required the Company to purchase an interest rate instrument which caps the interest rate paid by the Company. This instrument expired in the fourth quarter of 2002. Due to the expiration of the interest rate instrument, the Company was out of compliance with the terms of the Term Loan. Subsequent to December 31, 2002, the Company obtained a waiver from the lenders whereby this event of non-compliance was waived as of December 31, 2002 and also removed the requirement to maintain such instruments for the remaining term of the Term Loan. The maximum amount available under the Term Loan is reduced to $50.0 million in April 2004, with full repayment due in October 2004. Debt repayments under the Term Loan reduce the borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances and comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At March 31, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Term Loan was $1.8 million and $2.4 million, respectively. The weighted average interest rates, including amortization of deferred financing costs, under the Term Loan for the three months ended March 31, 2003 and 2002 were 9.6% and 13.0%, respectively. The weighted average interest rates for the three months ended March 31, 2003 and 2002 includes 4.8% and 7.8%, respectively, related to commitment fees and the amortization of deferred financing costs.

Senior Loan and Mezzanine Loan
In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Company currently anticipates exercising the options to extend the Nashville Hotel Loans. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in
Note 8. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan discussed below. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At March 31, 2003 and December 31, 2002 the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $5.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the three months ended March 31, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.4%, respectively. The weighted average interest rates for the Mezzanine Loan for the three months ended March 31, 2003 and 2002, including amortization of deferred financing costs, were 10.8% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of March 31, 2003, the second level default was cured and the cash management restrictions were lifted. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default at March 31, 2003 and December 31, 2002. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

Interim Loan
During 2000, the Company entered into a six-month $200.0 million interim loan agreement (the "Interim Loan") with Merrill Lynch Mortgage Capital, Inc. During 2000, the Company utilized $83.2 million of the proceeds from the Interim Loan to prepay the remaining contract payments required by the SFEC discussed in Note
7. During 2001, the Company increased the borrowing capacity under the Interim Loan to $250.0 million. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans discussed previously to refinance the Interim Loan during March 2001.

Accrued interest payable at March 31, 2003 and December 31, 2002 was $0.5 million and $0.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

7. SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract ("SFEC") with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of March 31, 2003 and December 31, 2002 and long-term assets of $84.6 million and $91.2 million in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 8.

8. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company is expected to purchase interest rate swaps as required by the 2003 Loans as discussed in Note 6. The interest rate swap will hedge the variable interest rate for a fixed interest rate and will minimize the fluctuation in interest rate expense related to the 2003 Loan.

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. For the three months ended March 31, 2003, the Company recorded net pretax gains in the Company's consolidated statement of operations of $39.5 million related to the increase in the fair value of the derivatives associated with the SFEC. For the three months ended March 31, 2002, the Company recorded net pretax losses in the Company's consolidated statement of operations of $29.7 million related to the decrease in the fair value of the derivatives associated with the SFEC.

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

9.  RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges for the three months ended March 31, 2003:

(in thousands)                            BALANCE AT        RESTRUCTURING CHARGES                 BALANCE AT
                                       DECEMBER 31, 2002       AND ADJUSTMENTS      PAYMENTS    MARCH 31, 2003
                                       -----------------    ---------------------   --------    ---------------
2001 restructuring charges             $            431       $               --    $   104      $         327
2000 restructuring charges                          270                       --         21                249
                                       -----------------    ---------------------   --------     --------------
                                       $            701       $               --    $   125      $         576
                                       =================    =====================   ========     ==============





2001 Restructuring Charges
During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of March 31, 2003, the Company has recorded cash payments of $4.5 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at March 31, 2003 of $0.3 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the 2001 restructuring accrual to be paid during 2003.

2000 Restructuring Charges
As part of the Company's 2000 strategic assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. As of March 31, 2003, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at March 31, 2003 of $0.2 million, from continuing operations, is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid during 2003.

10. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months ended March 31, 2003 and 2002 was comprised of:

(in thousands)                                           THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                            2003       2002
                                                         -------    -------
Debt interest paid                                       $ 3,208    $ 4,526
Capitalized interest                                      (2,718)    (1,661)
                                                         -------    -------
Cash interest paid, net of capitalized interest          $   490    $ 2,865
                                                         =======    =======





Income tax refunds received were $1.5 million and $0 million for the three months ended March 31, 2003 and 2002 respectively.

11.  GOODWILL AND INTANGIBLES:

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

The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill was impaired at the beginning of the fiscal year in which the statement is adopted. Under the transitional provisions of SFAS No. 142, the first step was for the Company to evaluate whether the reporting unit's carrying amount exceeded its fair value. If the reporting unit's carrying amount exceeds it fair value, the second step of the impairment test would be completed. During the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

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

During the three months ended March 31, 2003, there were no changes to the carrying amounts of goodwill. The carrying amounts of goodwill are included in the Attractions and Opry Group at March 31, 2003 and December 31, 2002.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets, at December 31, 2002, and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $2.4 million at March 31, 2003 and December 31, 2002. The related accumulated amortization of intangible assets in continuing operations was $454,000 and $445,000 at March 31, 2003 and December 31, 2002, respectively. The amortization expense related to intangibles from continuing operations during the three months ended March 31, 2003 and 2002 was $10,000 and $14,000, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $58,000 per year.

12.  STOCK PLANS:

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

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the three months ended March 31, 2003 and 2002 would have been reduced (increased) to the following pro forma amounts:

(net loss in thousands)
(per share data in dollars)
                                                                    2003         2002
                                                                 -------    ---------
Net loss:
       As reported ...........................................   $(6,456)   $  (8,147)
       Stock-based employee compensation, net of tax effect...       795          641
                                                                 -------    ---------
       Pro forma .............................................   $(7,251)   $  (8,788)
                                                                 =======    =========

Net loss per share:
       As reported ...........................................   $ (0.19)   $  (0.24)
                                                                 =======    =========
       Pro forma .............................................   $ (0.21)   $  (0.26)
                                                                 =======    =========

Net loss per share assuming dilution:
       As reported ...........................................   $ (0.19)   $  (0.24)
                                                                 =======    =========
       Pro forma .............................................   $ (0.21)   $  (0.26)
                                                                 =======    =========



At March 31, 2003 and December 31, 2002, 3,678,211 and 3,241,037 shares, respectively, of the Company's common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable two to five years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock. At March 31, 2003 and December 31, 2002, awards of restricted stock of 93,275 and 86,025 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders' equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 3,413 and 2,031 shares of common stock at an average price of $15.28 and $21.21 pursuant to this plan during the three months ended March 31, 2003 and 2002, respectively.

13.  RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

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

14.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company's continuing operations are organized and managed based upon its products and services. The Company has restated its reportable segments during the first quarter of 2003 primarily due to the Company's decision to dispose of WSM-FM and WWTN(FM). Prior year information has been restated to conform to the 2003 presentation. The following information from continuing operations is derived directly from the segments' internal financial reports used for corporate management purposes.


(in thousands)                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------   -------------
Revenues:
    Hospitality                                   $    99,515      $   80,296
    Attractions and Opry Group                         14,817          19,305
    Corporate and other                                    48              56
                                                  ------------     -----------
        Total                                     $   114,380      $   99,657
                                                  ============     ===========
Depreciation and amortization:
    Hospitality                                   $    11,608      $   12,329
    Attractions and Opry Group                          1,404           1,490
    Corporate and other                                 1,561           1,411
                                                  ------------     -----------
        Total                                     $    14,573      $   15,230
                                                  ============     ===========
Operating income (loss):

    Hospitality                                   $    18,626      $    3,527
    Attractions and Opry Group                         (1,597)           (836)
    Corporate and other                               (10,491)        (12,933)
    Preopening costs                                   (1,580)         (5,429)
                                                  ------------     -----------
        Total                                     $     4,958      $  (15,671)
                                                  ============     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company has restated its reportable segments during the first quarter of 2003 primarily due to the Company's decision to dispose of WSM-FM and WWTN(FM). Prior year information has been restated to conform to the 2003 presentation. Gaylord Entertainment Company is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in three business segments: hospitality; attractions and Opry group; and corporate and other. The Company is managed using the three business segments described above.

CONSTRUCTION COMMITMENTS

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of March 31, 2003, the Company had $30.2 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

During the first quarter of 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan and to complete the construction of the Texas hotel.

Management currently anticipates finalizing the long-term financing under the existing commitment from the Lenders and expects to close the financing during May 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment regarding the accounting policy. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the attractions and Opry group segment when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized. The Company defers revenues related to deposits on advance room bookings and advance ticket sales at the Company's tourism properties until such amounts are earned.

Impairment of Long-Lived Assets and Goodwill

In accounting for the Company's long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 was effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgment and estimation. Future events may indicate differences from these judgments and estimates.

Restructuring Charges

Historically, the Company has recognized restructuring charges in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" in its consolidated financial statements. Effective January 1, 2003 all future restructuring charges will be recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.

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

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data from continuing operations for the three month periods ended March 31, 2003 and 2002. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)                                                                 THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                              --------------------------------------------------
                                                                 2003          %            2002            %
                                                              ----------------------   -------------------------

Revenues:
  Hospitality                                                  $  99,515      87.0      $  80,296          80.6
  Attractions and Opry group                                      14,817      13.0         19,305          19.4
  Corporate and other                                                 48        --             56            --
                                                               ----------  --------      ---------     ---------
      Total revenues                                             114,380     100.0         99,657         100.0
                                                               ----------  --------      ---------     ---------
Operating expenses:
  Operating costs                                                 65,696      57.4         68,182          68.4
  Selling, general & administrative                               27,573      24.1         26,487          26.6
  Preopening costs                                                 1,580       1.4          5,429           5.4
  Depreciation and amortization:
    Hospitality                                                   11,608                   12,329
    Attractions and Opry group                                     1,404                    1,490
    Corporate and other                                            1,561                    1,411
                                                               ----------  --------      ---------     ---------
     Total depreciation and amortization                          14,573      12.8         15,230          15.3
                                                               ----------  --------      ---------     ---------
        Total operating expenses                                 109,422      95.7        115,328         115.7
                                                               ----------  --------      ---------     ---------

Operating income (loss):
    Hospitality                                                   18,626      18.7          3,527           4.4
    Attractions and Opry group                                    (1,597)    (10.8)          (836)         (4.3)

    Corporate and other                                          (10,491)       --        (12,933)           --
    Preopening costs                                              (1,580)       --         (5,429)           --
                                                               ----------  --------      ---------     ---------

        Total operating income (loss)                              4,958       4.3        (15,671)        (15.7)

Interest expense, net of amounts capitalized                      (9,372)       --        (11,601)           --

Interest income                                                      519        --            527            --

Gain (loss) on Viacom and derivatives, net                        (7,187)       --         16,736            --

Other gains and losses                                               223        --           (618)           --
Benefit for income taxes                                           4,236        --          4,094            --
Income from discontinued operations, net of taxes                    167        --            958            --
Cumulative effect of accounting change, net of taxes                  --        --         (2,572)           --
                                                               ----------  --------      ---------     ---------
Net loss                                                       $  (6,456)       --      $  (8,147)           --
                                                               ==========  ========      =========     =========

PERIOD ENDED MARCH 31, 2003 COMPARED TO PERIOD ENDED MARCH 31, 2002

HOSPITALITY

The Hospitality segment comprises the operations of the Gaylord Hotel properties and the Radisson Hotel at Opryland. The Gaylord Hotel properties consist of the Gaylord Opryland Resort and Convention Center located in Nashville, Tennessee ("Gaylord Opryland") and the Gaylord Palms Resort and Convention Center located in Kissimmee, Florida ("Gaylord Palms").

The Company considers Revenue per Available Room (RevPAR) to be a meaningful indicator of our hospitality segment performance because it measures the period over period change in room revenues. The Company calculates RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues. Occupancy, average daily rate and RevPAR for Gaylord Opryland and Gaylord Palms, subsequent to its January 2002 opening, are shown in the following table.

                                                    For the three months ended
                                                             March 31,
                                                      2003             2002
                                                   ----------       ----------
Gaylord Opryland
  Occupancy                                           77.91%          64.76%
  Average Daily Rate                                $135.10         $139.75
  RevPAR                                            $105.26         $ 90.50

Gaylord Palms
  Occupancy                                           76.38%          71.54%
  Average Daily Rate                                $188.71         $180.40
  RevPAR                                            $144.14         $129.07



Total revenues in the hospitality segment increased $19.2 million, or 23.9%, to $99.5 million in the first three months of 2003. The increase in revenues was attributable to higher revenues at Gaylord Opryland and Gaylord Palms. Revenue of Gaylord Palms increased $9.9 million, to $42.9 million, for the three months ended March 31, 2003 as compared to the period ended March 31, 2002 subsequent to its January 2002 opening. Revenue of Gaylord Opryland increased $9.2 million, to $55.0 million, for the three months ended March 31, 2003 compared to the same period of 2002. Revenues increased for Gaylord Opryland and Gaylord Palms due the increase in occupancy and RevPAR as displayed in the table above. The increase in occupancy is attributable to higher customer satisfaction, as well as the lower than anticipated results in 2002 due to the effects of the September 11, 2001 terrorist attacks.

Total operating expenses, which consists of direct operating costs and selling, general and administrative expenses, in the hospitality segment increased $4.8 million, or 7.5%, to $69.3 million in the first three months of 2003 as compared to the same period in 2002. Gaylord Palms operating expenses increased $3.6 million, to $29.3 million and Gaylord Opryland operating expenses increased $1.1 million, to $38.8 million.

Operating costs consists of direct costs associated with the daily operations of the Company's assets. Operating costs in the hospitality segment increased $2.3 million, or 4.5%, to $53.8 million. Operating costs at Gaylord Opryland increased

$2.0 million, to $31.9 million primarily due to higher costs associated with the increased revenues. The increase of operating costs at Gaylord Opryland is also due to increased utilities expense primarily the natural gas expense increase of $0.6 million. Operating costs at Gaylord Palms increased $0.3 million, to $21.1 million primarily due to higher costs associated with the increased revenues.

Selling, general and administrative expenses consists of administrative and overhead costs. Selling, general and administrative expenses in the hospitality segment increased $2.5 million, or 19.4%, to $15.5 million, for the three months ended March 31, 2003 compared to the same period ended 2002. Selling, general and administrative expenses at Gaylord Palms increased $3.3 million, to $8.2 million, for the three months ended March 31, 2003 as compared to the period ended March 31, 2002 subsequent to the January 2002 opening primarily due to increased bonus accruals and additional positions filled since the January 2002 opening. Selling, general and administrative expenses at Gaylord Opryland decreased $0.8 million, to $6.9 million primarily due to less advertising expenses associated with local events that are not recurring in 2003.

ATTRACTIONS AND OPRY GROUP

The Attractions and Opry Group consists of the Grand Ole Opry, WSM-AM, the Ryman Auditorium, the General Jackson showboat, the Springhouse Golf Course and Corporate Magic, a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace.

Revenues in the Attractions and Opry Group segment decreased $4.5 million, or 23.2%, to $14.8 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in revenues in the Attractions and Opry Group are primarily due to a $5.3 million decrease at Corporate Magic due to decreased corporate spending during the first quarter of 2003, as compared to the same period of 2002.

Total operating expenses in the Attractions and Opry Group segment decreased $3.6 million, or 19.5%, to $15.0 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in total operating expense is primarily due to the decrease in operating expenses of Corporate Magic as discussed below.

Operating costs of the Attractions and Opry Group segment decreased $5.2 million, or 34.3%, to $9.9 million for the three months ended March 31, 2003 as compared to the same period of 2002. The decrease in operating costs is attributable to the decrease of operating costs of Corporate Magic. The operating costs of Corporate Magic decreased $4.5 million, to $4.5 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in Corporate Magic operating costs during 2003 is attributable to the decrease in revenue.

Selling, general and administrative expenses of the Attractions and Opry Group increased $1.6 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in selling, general and administrative expenses is primarily due to the increase in certain profit sharing and bonus plan expenses.

CORPORATE AND OTHER

Corporate and Other consists of the naming rights agreement, salaries and benefits, legal, human resources, accounting, pension and other administrative costs. Total operating expenses in the Corporate and Other segment decreased $2.6 million, or 22.5%, to $9.0 million during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002. The change in operating costs associated with the change in pension plans was a net increase of selling, general and administrative costs in 2002 of $3.3 million. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company's other operating segments.

PREOPENING COSTS

Preopening costs are costs related to the Company's hotel development activities. Preopening costs decreased $3.8 million, or 70.9%, to $1.6 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in preopening costs is attributable to the opening of Gaylord Palms in January 2002. Preopening costs for the periods ending March 31 are as follows:

(in thousands)
                                        2003          2002
                                      --------      ---------
Gaylord Palms ..................       $   --        $ 4,805
Texas hotel ....................        1,542            624
Other preopening ...............           38             --
                                      --------      ---------
Total preopening costs .........       $1,580        $ 5,429
                                      ========      =========




The Company expects preopening costs to increase during the remainder of 2003 as a result of the Texas hotel which is scheduled to open in April 2004. The Company anticipates preopening costs associated with the Texas hotel to total $9.7 million for the twelve months ended December 31, 2003.

Consolidated Operating Income (Loss)

Total operating income increased $20.6 million from an operating loss to operating income of $5.0 million in the three month period ended March 31, 2003 as compared to the three months ended March 31, 2002. Operating income in the hospitality segment increased $15.1 million during the first three months of 2003 primarily as a result of Gaylord Palms and Gaylord Opryland increased revenue. Operating income of the attractions and Opry group segment decreased $0.8 million to an operating loss of $1.6 million for the first three months of 2003. The operating income of the attractions and Opry group segment decreased as a result of decreased operating income of Corporate Magic of $0.5 million due to decreased corporate spending and a reduction in corporate events for the first three months of 2003 as compared to the first three months of 2002. Operating loss of the corporate and other segment decreased $2.4 million during the first three months of 2003 primarily due to the net charges related to the Company's amendment of its retirement plans, retirement savings plan and postretirement benefits plans discussed above.

Consolidated Interest Expense

Consolidated interest expense, including amortization of deferred financing costs, decreased $2.2 million to $9.4 million for the first quarter of 2003. The decrease in the first three months of 2003 was primarily caused by an increase in capitalized interest of $1.1 million related to the increase in capitalized interest of the Texas hotel during the first quarter of 2003. The decrease in interest expense is also attributable to lower average borrowing levels and lower weighted average interest rates. The Company's weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract, was 5.1% in the first three months of 2003 as compared to 5.3% in the first three months of 2002.

Consolidated Interest Income

Interest income remained constant at $0.5 million for the first three months of 2003 as compared to the first three months of 2002.

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

For the three months ended March 31, 2003, the Company recorded net pretax losses of $46.7 million related to the decrease in fair value of the Viacom Stock. For the three months ended March 31, 2003, the Company recorded net pretax gains of $39.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the three months ended March 31, 2002, the Company recorded net pretax gains of $46.4 million related to the increase in fair value of the Viacom Stock. For the three months ended March 31, 2002, the Company recorded net pretax losses of $29.7 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract.

Consolidated Other Gains and Losses

Other gains and losses increased $0.8 million during the three months ended March 31, 2003 as compared to the same period in 2002.

Consolidated Income Taxes

The benefit for income taxes increased $0.1 million to a $4.2 million benefit in the first quarter of 2003. The effective tax rate for income taxes was 39.0% for the first three months of 2003 compared to 38.5% for the first three months of 2002.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002: WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the "Redhawks"), Word Entertainment ("Word") and the Company's international cable networks.

WSM-FM and WWTN(FM)
During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the "Radio operations"). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. ("Cumulus"), and the Company entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $65 million in cash. Consummation of the sale of assets is subject to customary closing conditions, including regulatory approvals, and is expected to take place in the second or third quarter of 2003. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

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

OKC Redhawks
During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma.

Word Entertainment
The Company committed to a plan to sell Word during the third quarter of 2001. As a result of the decision to sell Word, the Company reduced the carrying value of Word to its estimated fair value by recognizing a pretax charge of $29.0 million in discontinued operations during the third quarter of 2001. The estimated fair value of Word's net assets was determined based upon ongoing negotiations with potential buyers. During January 2002, the Company sold Word's domestic operations to an affiliate of Warner Music Group for $84.1 million in cash (subject to certain future purchase price adjustments). The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations. Proceeds from the sale of $80.0 million were used to reduce the Company's outstanding indebtedness.

International Cable Networks
On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company's transponder lease liability and a related $3.8 million pretax gain which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations. The Company guaranteed $0.9 million in future lease payments by the assignee, which is not included in the pretax gain above and continues to be reserved as a lease liability. In addition, the Company ceased its operations based in Argentina during 2002.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31:

(in thousands)                                                                              THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                             ------------------
                                                                                               2003      2002
                                                                                             -------    -------
REVENUES:
   Radio operations ......................................................................   $ 2,731    $ 1,972
   Acuff-Rose Music Publishing ...........................................................        --      3,250
   Redhawks ..............................................................................        81        114
   Word ..................................................................................        --      2,594
   International cable networks ..........................................................        --        744
                                                                                             -------    -------
      Total revenues of discontinued operations ..........................................   $ 2,812    $ 8,674
                                                                                             =======    =======

OPERATING INCOME (LOSS):
   Radio operations ......................................................................   $   425    $  (136)
   Acuff-Rose Music Publishing ...........................................................        --        337
   Redhawks ..............................................................................      (647)      (814)
   Word ..................................................................................        --       (852)
   International cable networks ..........................................................        --     (1,576)
                                                                                             -------    -------

      Total operating loss of discontinued operations ....................................      (222)    (3,041)

INTEREST EXPENSE .........................................................................        --        (80)
INTEREST INCOME ..........................................................................         2         23
OTHER GAINS AND LOSSES ...................................................................       155      4,969
                                                                                             -------    -------

Income (loss) before provision (benefit) for income taxes ................................       (65)     1,871

PROVISION (BENEFIT) FOR INCOME TAXES .....................................................      (232)       913
                                                                                             -------    -------
Income from discontinued operations ......................................................   $   167    $   958
                                                                                             =======    =======



The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)                                                       MARCH 31,      DECEMBER 31,
                                                                       2003             2002
                                                                    ----------      ------------
Current assets:
   Cash and cash equivalents ..........................................   $ 1,647       $ 1,812
   Trade receivables, less allowance of $202 and $490, respectively ...     1,930         1,600
   Inventories ........................................................       265           163
   Prepaid expenses ...................................................       328           127
   Other current assets ...............................................        36           393
                                                                          -------       -------
      Total current assets ............................................     4,206         4,095
Property and equipment, net of accumulated depreciation ...............     5,064         5,157
Goodwill ..............................................................     3,527         3,527
Amortizable intangible assets, net of accumulated amortization ........     3,942         3,942
Other long-term assets ................................................        63           702
                                                                          -------       -------
      Total long-term assets ..........................................    12,596        13,328
                                                                          -------       -------
           Total assets ...............................................   $16,802       $17,423
                                                                          =======       =======

Current liabilities:
   Current portion of long-term debt ..................................   $    --       $    94
   Accounts payable and accrued expenses ..............................     6,981         6,558
                                                                          -------       -------
      Total current liabilities .......................................     6,981         6,652
Other long-term liabilities ...........................................        83           789
                                                                          -------       -------
     Total long-term liabilities ......................................        83           789
                                                                          -------       -------
     Total liabilities ................................................     7,064         7,441
                                                                          -------       -------

     Minority interest of discontinued operations .....................     1,730         1,885
                                                                          -------       -------
          Total liabilities and minority interest of discontinued
                operations ............................................   $ 8,794       $ 9,326
                                                                          =======       =======

Cumulative Effect of Accounting Change

During the second quarter of 2002, the Company completed its transitional goodwill impairment test as required by SFAS No. 142. In accordance with the provisions of SFAS No. 142, the Company has reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash flows used in operating activities totaled $0.5 million and $28.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in the total used in operating activities was primarily related to the change in the Viacom stock and the related derivatives. Net cash flows from investing activities was a net use of $51.8 million for the three months ended March 31, 2003 and was a net source of $53.2 million for the three months ended March 31, 2002. The decrease was primarily attributable to the sale of Word during the first quarter of 2002 and increased levels of capital spending related to Gaylord Opryland Texas. Net cash flows for financing activities for the three months ended March 31, 2003 was a use of $16.2 million compared to a use of $19.3 million for the three months ended March 31, 2002. The change in financing activities was primarily due to a decrease in the repayment of long-term debt.

Additional long-term financing is required to fund the Company's construction commitments related to its hotel development projects and to fund its overall anticipated operating losses in 2003. As of March 31, 2003, the Company had $30.2 million in unrestricted cash in addition to the net cash flows from certain operations to fund its cash requirements including the Company's 2003 construction commitments related to its hotel construction projects. These resources are not adequate to fund all of the Company's 2003 construction commitments. As a result of these required future financing requirements, the Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements.

During the first quarter of 2003, the Company received a commitment for a $225 million credit facility arranged by Deutsche Bank Trust Company Americas, Bank of America, N.A., and CIBC Inc. (collectively, the "Lenders"). However, the commitment is subject to the completion of certain remaining due diligence by the Lenders and the Lenders have the right to revise the credit facility structure and/or decline to perform under the commitment if certain conditions are not fulfilled or if certain changes occur within the financial markets. The proceeds of this financing will be used to repay the Company's existing $60 million Term Loan and to complete the construction of the Texas hotel.

Management currently anticipates finalizing the long-term financing under the existing commitment from the Lenders and expects to close the financing during May 2003. If the Company is unable to secure a portion of the additional financing it is seeking, or if the timing of such financing is significantly delayed, the Company will be required to curtail certain of its development expenditures on current and future construction projects to ensure adequate liquidity to fund the Company's operations.

Financing

The Company anticipates finalizing, in May 2003, a $225 million credit facility ("2003 Loan") with Deutsche Bank, Bank of America and CIBC. The 2003 Loan will consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loan will be due in 2006. The senior loan is expected to bear interest at LIBOR plus 3.5%. The subordinated loan is expected to bear interest at LIBOR plus 8.0%. In addition, the Company will be required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loan. Proceeds of the 2003 Loan will be used to pay off the Term Loan as discussed below and the remaining proceeds will be deposited into an escrow account for the completion of the construction of the Texas hotel. The provisions of the 2003 Loan contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. The terms of the 2003 Loan will require the Company to purchase interest rate swaps. The purchase of the interest rate swaps are expected to minimize the fluctuation in interest rate expense related to the 2003 Loan.

During 2001, the Company entered into a three-year delayed-draw senior term loan (the "Term Loan") of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the "Banks"). Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general operating purposes. The Term Loan is primarily secured by the Company's ground lease interest in Gaylord Palms. At the Company's option, amounts outstanding under the Term Loan bear interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed below. The Term Loan contains provisions that allow the Banks to syndicate the Term Loan, which could result in a change to the terms and structure of the Term Loan, including an increase in interest rates. In addition, the Company is required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

During the first three months of 2002, the Company sold Word's domestic operations which required the prepayment of the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. During 2003 and 2002, the Company made principal payments of approximately $0 and $4.1 million, respectively, under the Term Loan. Net borrowings under the Term Loan for 2003 and 2002 were $0 and $85.0 million, respectively. As of March 31, 2003 and December 31, 2002, the Company had outstanding borrowings of $60.0 million under the Term Loan and was required to escrow certain amounts for Gaylord Palms. The Company's ability to borrow additional funds under the Term Loan expired during 2002. However, the lenders could reinstate the Company's ability to borrow additional funds at a future date.

The terms of the Term Loan required the Company to purchase an interest rate instrument which caps the interest rate paid by the Company. This instrument expired in the fourth quarter of 2002. Due to the expiration of the interest rate instrument, the Company was out of compliance with the terms of the Term Loan. Subsequent to December 31, 2002, the Company obtained a waiver from the lenders whereby this event of non-compliance was waived as of December 31, 2002 and also removed the requirement to maintain such instruments for the remaining term of the Term Loan. The maximum amount available under the Term Loan is reduced to $50.0 million in April 2004, with full repayment due in October 2004. Debt repayments under the Term Loan reduce the borrowing capacity and are not eligible to be re-borrowed. The Term Loan requires the Company to maintain certain escrowed cash balances and comply with certain financial covenants, and imposes limitations related to the payment of dividends, the incurrence of debt, the guaranty of liens, and the sale of assets, as well as other customary covenants and restrictions. At March 31, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Term Loan was $1.8 million and $2.4 million, respectively. The weighted average interest rates, including amortization of deferred financing costs, under the Term Loan for the three months ended March 31, 2003 and 2002 were 9.6% and 13.0%, respectively. The weighted average interest rates for the three months ended March 31, 2003 and 2002 includes 4.8% and 7.8%, respectively, related to commitment fees and the amortization of deferred financing costs.

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the "Senior Loan") and a $100.0 million mezzanine loan (the "Mezzanine Loan") (collectively, the "Nashville Hotel Loans") with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company's option, the Nashville Hotel Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.5%. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At March 31, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $5.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the three months ended March 31, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.4%, respectively. The weighted average interest rates for the Mezzanine Loan for the three months ended March 31, 2003 and 2002, including amortization of deferred financing costs, were 10.8% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of March 31, 2003, the second level default was cured and the cash management restrictions were lifted. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans and the covenants under the Term Loan in which the failure to comply would result in an event of default at March 31, 2003 and December 31, 2002. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans or the Term Loan. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans or the Term Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

The following table summarizes our significant contractual obligations as of March 31, 2003, including long-term debt and operating lease commitments:

(in thousands)


                                                  TOTAL AMOUNTS  LESS THAN                                OVER
CONTRACTUAL OBLIGATIONS                             COMMITTED      1 YEAR     1-2 YEARS    3-4 YEARS     4 YEARS
------------------------------------------------  -------------  ----------   ----------   ----------  -----------
Long-term debt .................................    $  337,184   $    8,004   $  329,180   $       --  $        --
Capital leases .................................         1,672          542          934          176           20
Construction commitments .......................       252,000      232,000       20,000           --           --
Arena naming rights ............................        61,323        2,373        5,108        5,632       48,210
Operating leases ...............................       713,933        8,281       19,480        6,690      679,482
Other ..........................................         5,525          325          650          650        3,900
                                                    ----------   ----------   ----------   ----------   ----------
Total contractual obligations ..................    $1,371,637   $  251,525   $  375,352   $   13,148   $  731,612
                                                    ==========   ==========   ==========   ==========   ==========




The total operating lease amount of $713.9 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida for the land where Gaylord Palms is located.

Capital Expenditures

The Company currently projects capital expenditures for the twelve months of 2003 to total approximately $228.7 million, which includes continuing construction costs at the new Gaylord hotel in Grapevine, Texas of approximately $202.0 million, approximately $0.6 million related to the possible development of a new Gaylord hotel in Prince George's County, Maryland and approximately $12.4 million related to Gaylord Opryland. In addition, the Company anticipates approximately $5.6 million of capital expenditures related to the Grand Ole Opry. The Company's capital expenditures for continuing operations for the three months ended March 31, 2003 were $49.3 million.

During the third quarter of 2002, the Company announced that the Gaylord Opryland Texas Resort and Convention Center, located near the Dallas/Fort Worth airport, is projected to open in April 2004, two months earlier than previously announced.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains statements with respect to the Company's beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the timing of the opening of new hotel facilities, costs associated with developing new hotel facilities, business levels at the Company's hotels, the ability to successfully complete potential divestitures, the ability to consummate the financing for new developments and the other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Forward-looking statements include discussions regarding the Company's operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company's exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments - At March 31, 2003, the Company held an investment of 11.0 million shares of Viacom Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At March 31, 2003, the fair market value of the Company's investment in the 11.0 million shares of Viacom stock was $401.8 million, or $36.52 per share. The secured forward exchange contract protects the Company from market decreases below $56.04 per share, thereby limiting the Company's market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

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

Outstanding Debt - The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Term Loan, the Nashville Hotel Loans and potentially, with future financing arrangements. The Term Loan bears interest, at the Company's option, at the prime interest rate plus 2.125% or the Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625%. During the third quarter of 2002, the instruments expired and the Company was not required to purchase any additional coverage. The terms of the Nashville Hotel Loans require the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company has purchased instruments that cap its exposure to one-month LIBOR at 7.50%. The Company is currently negotiating with its lenders and others regarding the Company's future financing arrangements. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company's consolidated financial statements would be to reduce net income for the three months ended March 31, 2003 by approximately $0.5 million after taxes based on debt amounts outstanding at March 31, 2003.

Cash Balances - Certain of the Company's outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at March 31, 2003. As a result, the interest rate market risk implicit in these investments at March 31, 2003, if any, is low.

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

Summary - Based upon the Company's overall market risk exposures at March 31, 2003, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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

    ITEM 5.   OTHER INFORMATION

              Inapplicable

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  See Index to Exhibits following the Signatures page.

          (b) (i) A Current Report on Form 8-K, dated January 17, 2003, announcing the Company intended to make certain changes to its previously issued historical financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GAYLORD ENTERTAINMENT COMPANY



Date: May 15, 2003              By:  /s/ Colin V. Reed
------------------                   -------------------------------------------
                                     Colin V. Reed
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                By:  /s/ David C. Kloeppel
                                     -------------------------------------------
                                     David C. Kloeppel
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                By:  /s/ Kenneth A. Conway
                                     -------------------------------------------
                                     Kenneth A. Conway
                                     Vice President and Chief Accounting Officer
                                     (Principal Accounting Officer)

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

Date: May 15, 2003

By:      /s/ Colin V. Reed
         -----------------
         Colin V. Reed
         President and Chief Executive Officer

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

Date: May 15, 2003

By:      /s/ David C. Kloeppel
         ---------------------
         David C. Kloeppel
         Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

 4.1 Stock Purchase Warrant, dated November 7, 2002, by the Company to Gilmore Entertainment Group, LLC.

10.1 Second Amendment to Mezzanine Loan Agreement, dated April 30, 2003, by and between Opryland Mezzanine Trust 2001-1 and OHN Holdings, LLC.

99.1 Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.