Form 10-Q
period 2003-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2003-08-14
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003

Common Stock, $.01 par value	33,849,087 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2003
INDEX

Part I — Financial Information
Item 1. — Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

	2003	2002

Revenues	$105,470	$95,937
Operating expenses:
Operating costs	62,710	61,326
Selling, general and administrative	27,747	22,967
Preopening costs	2,248	650
Gain on sale of assets	—	(10,567)
Restructuring charges, net	—	50
Depreciation	13,084	11,960
Amortization	1,220	802

Operating income (loss)	(1,539)	8,749
Interest expense, net of amounts capitalized	(11,291)	(12,749)
Interest income	512	550
Unrealized gain (loss) on Viacom stock	78,562	(44,012)
Unrealized gain (loss) on derivatives	(48,426)	49,835
Other gains and losses	60	496

Income before income taxes and discontinued operations	17,878	2,869
Provision (benefit) for income taxes	7,334	(1,584)

Income from continuing operations	10,544	4,453
Income from discontinued operations, net of taxes	809	1,425

Net income	$11,353	$5,878

Income per share:
Income from continuing operations	$0.31	$0.13
Income from discontinued operations, net of taxes	0.03	0.04

Net income	$0.34	$0.17

Income per share — assuming dilution:
Income from continuing operations	$0.31	$0.13
Income from discontinued operations, net of taxes	0.02	0.04

Net income	$0.33	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

	2003	2002

Revenues	$219,850	$195,594
Operating expenses:
Operating costs	128,406	129,508
Selling, general and administrative	55,320	49,454
Preopening costs	3,828	6,079
Gain on sale of assets	—	(10,567)
Restructuring charges, net	—	50
Depreciation	26,426	26,253
Amortization	2,451	1,739

Operating income (loss)	3,419	(6,922)
Interest expense, net of amounts capitalized	(20,663)	(24,350)
Interest income	1,031	1,077
Unrealized gain on Viacom stock	31,909	2,421
Unrealized gain (loss) on derivatives	(8,960)	20,138
Other gains and losses	283	(122)

Income (loss) before income taxes and discontinued operations	7,019	(7,758)
Provision (benefit) for income taxes	3,098	(5,678)

Income (loss) from continuing operations	3,921	(2,080)
Income from discontinued operations, net of taxes	976	2,383
Cumulative effect of accounting change, net of taxes	—	(2,572)

Net income (loss)	$4,897	$(2,269)

Income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.06)
Income from discontinued operations, net of taxes	0.03	0.07
Cumulative effect of accounting change, net of taxes	—	(0.08)

Net income (loss)	$0.14	$(0.07)

Income (loss) per share — assuming dilution:
Income (loss) from continuing operations	$0.11	$(0.06)
Income from discontinued operations, net of taxes	0.03	0.07
Cumulative effect of accounting change, net of taxes	—	(0.08)

Net income (loss)	$0.14	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$49,919	$98,632
Cash and cash equivalents — restricted	122,956	19,323
Trade receivables, less allowance of $695 and $467, respectively	24,750	22,374
Deferred financing costs	29,475	26,865
Deferred income taxes	20,553	20,553
Other current assets	26,883	25,889
Current assets of discontinued operations	5,289	4,095

Total current assets	279,825	217,731

Property and equipment, net of accumulated depreciation	1,190,286	1,110,163
Goodwill	6,915	6,915
Amortized intangible assets, net of accumulated amortization	1,980	1,996
Investments	540,988	509,080
Estimated fair value of derivative assets	188,204	207,727
Long-term deferred financing costs	87,127	100,933
Other long-term assets	24,506	24,323
Long-term assets of discontinued operations	12,686	13,328

Total assets	$2,332,517	$2,192,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,544	$8,526
Accounts payable and accrued liabilities	89,453	80,685
Current liabilities of discontinued operations	6,274	6,652

Total current liabilities	170,271	95,863

Secured forward exchange contract	613,054	613,054
Long-term debt, net of current portion	396,188	332,112
Deferred income taxes, net	246,957	244,372
Estimated fair value of derivative liabilities	38,084	48,647
Other long-term liabilities	70,716	67,895
Long-term liabilities of discontinued operations	792	789
Minority interest of discontinued operations	1,899	1,885
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 33,845 and 33,782 shares issued and outstanding, respectively	339	338
Additional paid-in capital	522,614	520,796
Retained earnings	287,695	282,798
Other stockholders’ equity	(16,092)	(16,353)

Total stockholders’ equity	794,556	787,579

Total liabilities and stockholders’ equity	$2,332,517	$2,192,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$4,897	$(2,269)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Gain on discontinued operations, net of taxes	(976)	(2,383)
Cumulative effect of accounting change, net of taxes	—	2,572
Unrealized gain on Viacom stock and related derivatives	(22,949)	(22,559)
Gain on sale of assets	—	(10,567)
Depreciation and amortization	28,877	27,992
Provision for deferred income taxes	3,098	58,920
Amortization of deferred financing costs	19,182	17,940
Changes in (net of acquisitions and divestitures):
Trade receivables	(2,376)	(21,554)
Accounts payable and accrued liabilities	(6,470)	(9,328)
Other assets and liabilities	1,673	11,281

Net cash flows provided by operating activities — continuing operations	24,956	50,045
Net cash flows provided by (used in) operating activities — discontinued operations	(510)	1,503

Net cash flows provided by operating activities	24,446	51,548

Cash Flows from Investing Activities:
Purchases of property and equipment	(91,242)	(84,871)
Sale of assets	—	30,850
Other investing activities	(2,749)	1,733

Net cash flows used in investing activities — continuing operations	(93,991)	(52,288)
Net cash flows provided by investing activities — discontinued operations	606	80,720

Net cash flows provided by (used in) investing activities	(93,385)	28,432

Cash Flows from Financing Activities:
Repayment of long-term debt	(70,002)	(150,773)
Proceeds from issuance of long-term debt	200,000	85,000
Deferred financing costs paid	(7,808)	—
(Increase) decrease in restricted cash and cash equivalents	(103,633)	47,910
Proceeds from exercise of stock option and purchase plans	1,900	758
Other financing activities, net	(137)	1,776

Net cash flows provided by (used in) financing activities — continuing operations	20,320	(15,329)
Net cash flows used in financing activities — discontinued operations	(94)	(637)

Net cash flows provided by (used in) financing activities	20,226	(15,966)

Net change in cash and cash equivalents	(48,713)	64,014
Cash and cash equivalents — unrestricted, beginning of period	98,632	9,194

Cash and cash equivalents — unrestricted, end of period	$49,919	$73,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.   INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted average shares outstanding	33,819	33,767	33,802	33,754
Effect of dilutive stock options	251	76	125	—

Weighted average shares outstanding — assuming dilution	34,070	33,843	33,927	33,754

For the six months ended June 30, 2002, the Company’s effect of dilutive stock options was the equivalent of 59,937 shares of common stock outstanding. These incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive.

3.   COMPREHENSIVE INCOME:

Comprehensive income (loss) is as follows for the three months and six months of the respective periods:

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$11,353	$5,878	$4,897	$(2,269)
Unrealized gain (loss) on interest rate hedges	75	(114)	150	(262)
Foreign currency translation	—	—	—	792

Comprehensive income (loss)	$11,428	$5,764	$5,047	$(1,739)

4.   DISCONTINUED OPERATIONS:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business).

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and 2002: WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the “Redhawks”), Word Entertainment (“Word”) and the Company’s international cable networks.

WSM-FM and WWTN(FM)
During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the “Radio operations”). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. Subsequent to June 30, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million and anticipates recording a pretax gain on the sale during the third quarter of 2003 of approximately $55.0 million. At the time of the sale, net proceeds of approximately $50 million were placed in restricted cash for completion of the Texas hotel. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing
During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing catalog entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002 until the sale date. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness as further discussed in Note 5.

OKC Redhawks
During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Subsequent to June 30, 2003, the Company agreed to sell its interests in the Redhawks. The sale is expected to close during the third or fourth quarter of 2003 for an immaterial gain.

Word Entertainment
The Company committed to a plan to sell Word during the third quarter of 2001. During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness as further discussed in Note 5.

International Cable Networks
On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company’s transponder lease liability and a related $3.8 million pretax gain, during the first quarter of 2002, which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations. The Company guaranteed $0.9 million in future lease payments by the assignee from the date of the sale until December 31, 2002. At the time the Company entered into the guarantee, the Company recorded the associated liability of $0.9 million. Due to the assignee’s failure to pay the lease liability during the fourth quarter of 2002, the Company was required to pay the lease payments. The Company is not required to pay any future lease payments related to the transponder lease. In addition, the Company ceased its operations based in Argentina during 2002.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30:

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Radio operations	$612	$2,608	$3,343	$4,580
Acuff-Rose Music Publishing	—	4,404	—	7,654
Redhawks	2,782	3,377	2,863	3,491
Word	—	—	—	2,594
International cable networks	—	—	—	744

Total revenues of discontinued operations	$3,394	$10,389	$6,206	$19,063

Operating income (loss):
Radio operations	$99	$56	$524	$(80)
Acuff-Rose Music Publishing	—	1,056	—	1,393
Redhawks	679	1,077	32	263
Word	—	(54)	—	(906)
International cable networks	—	—	—	(1,576)

Total operating income (loss) of discontinued operations	778	2,135	556	(906)
Interest expense	—	—	—	(80)
Interest income	3	27	5	50
Other gains and losses	199	(366)	354	4,603

Income before provision (benefit) for income taxes	980	1,796	915	3,667
Provision (benefit) for income taxes	171	371	(61)	1,284

Income from discontinued operations	$809	$1,425	$976	$2,383

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)

	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,825	$1,812
Trade receivables, less allowance of $173 and $490, respectively	794	1,600
Inventories	259	163
Prepaid expenses	1,552	127
Other current assets	859	393

Total current assets	5,289	4,095
Property and equipment, net of accumulated depreciation	5,154	5,157
Goodwill	3,527	3,527
Amortizable intangible assets, net of accumulated amortization	3,942	3,942
Other long-term assets	63	702

Total long-term assets	12,686	13,328

Total assets	$17,975	$17,423

Current liabilities:
Current portion of long-term debt	$—	$94
Accounts payable and accrued expenses	6,274	6,558

Total current liabilities	6,274	6,652
Other long-term liabilities	792	789

Total long-term liabilities	792	789

Total liabilities	7,066	7,441

Minority interest of discontinued operations	1,899	1,885

Total liabilities and minority interest of discontinued operations	$8,965	$9,326

5.   DEBT:

2003 Loans
During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans are due in 2006. The senior loan bears interest of LIBOR plus 3.5%. The subordinated loan bears interest of LIBOR plus 8.0%. The 2003 Loans are secured by the Gaylord Palms assets and the Gaylord Texas Hotel. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 7. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. At the end of the second quarter, the Company had 100% borrowing capacity of the $25 million revolver. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed below and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Texas hotel. At June 30, 2003 the unamortized balance of the 2003 Loans deferred financing costs were $2.6 million in current assets and $4.9 million in long-term assets. The provisions of the 2003 Loans contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. As of June 30, 2003, the Company was in compliance with all covenants under the 2003 loans.

Term Loan
During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the “Banks”). During May 2003, the Company used $60 million of the proceeds from the 2003 Loans to pay off the Term Loan. Concurrent with the payoff of the Term Loan, the Company expensed the remaining, unamortized deferred financing costs of $1.5 million related to the Term Loan. The $1.5 million is recorded as interest expense in the accompanying condensed consolidated statement of operations. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.

Senior Loan and Mezzanine Loan
In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”) and is due in March 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in April 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior and Mezzanine Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Company currently anticipates meeting the financial ratios and other criteria and exercising the option to extend the Senior Loan. However, based on the Company’s projections and estimates at June 30, 2003, the Company does not anticipate meeting the financial ratios to extend the Mezzanine Loan. The Company expects to refinance or replace the Mezzanine Loan through a future debt instrument. Therefore, the Company has recorded the outstanding balance of the Mezzanine Loan of $66 million as current portion of long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2003. There can be no assurance that the Company will be successful in obtaining replacement financing on acceptable terms. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 7. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At June 30, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $4.3 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the six months ended June 30, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for the six months ended June 30, 2003 and 2002, including amortization of deferred financing costs, were 10.8% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of June 30, 2003, the noncompliance level which triggered cash management restrictions was cured and the cash management restrictions were lifted. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans in which the failure to comply would result in an event of default at June 30, 2003 and December 31, 2002. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Accrued interest payable at June 30, 2003 and December 31, 2002 was $0.4 million and $0.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

6.   SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of June 30, 2003 and December 31, 2002 and long-term assets of $77.9 million and $91.2 million in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 7.

7.   DERIVATIVE FINANCIAL INSTRUMENTS:

The Company purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 5. The LIBOR rate swap effectively locks the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended.

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. For the three months and six months ended June 30, 2003, the Company recorded net pretax losses in the Company’s condensed consolidated statement of operations of $48.4 million and $9.0 million, respectively, related to the decrease in the fair value of the derivatives associated with the SFEC. For the three months and six months ended June 30, 2002, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $49.8 million and $20.1 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts cap the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which caps the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholder’s equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is reported in income (expense) immediately.

8.   RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges liabilities for the six months ended June 30, 2003:

(in thousands)

	Balance at	Restructuring charges		Balance at
	December 31, 2002	and adjustments	Payments	June 30, 2003

2001 restructuring charges	$431	$—	$229	$202
2000 restructuring charges	270	—	38	232

	$701	$—	$267	$434

2002 Restructuring Charge
As part of the Company’s ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The restructuring charges all relate to continuing operations. These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. At December 31, 2002, the balance of the 2002 restructuring accrual was zero.

2001 Restructuring Charges
During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of June 30, 2003, the Company has recorded cash payments of $4.6 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at June 30, 2003 of $0.2 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects the remaining balances of the 2001 restructuring accrual to be paid during 2005.

2000 Restructuring Charges
As part of the Company’s 2000 strategic assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. As of June 30, 2003, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at June 30, 2003 of $0.2 million, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, which the Company expects to be paid during 2005.

9.   GAIN ON SALE OF ASSETS:

During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the disposition. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”, and other applicable pronouncements, the Company deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized approximately $10.6 million of the proceeds, net of certain transaction costs, as a gain during the second quarter of 2002. During the third quarter of 2002, the Company sold its interest in the land lease and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

10.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2003 and 2002 was comprised of:

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Debt interest paid	$4,371	$4,911	$7,579	$9,437
Deferred financing costs paid	7,808	—	7,808	—
Capitalized interest	(3,336)	(1,453)	(6,054)	(3,114)

Cash interest paid, net of capitalized interest	$8,843	$3,458	$9,333	$6,323

Income tax refunds received were $1.5 million and $64.6 million for the six months ended June 30, 2003 and 2002 respectively.

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

The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill was impaired at the beginning of the fiscal year in which the statement is adopted. Under the transitional provisions of SFAS No. 142, the first step was for the Company to evaluate whether the reporting unit’s carrying amount exceeded its fair value. If the reporting unit’s carrying amount exceeds it fair value, the second step of the impairment test would be completed. During the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted estimated future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and capital rates. In performing the impairment reviews, the Company determined one reporting unit’s goodwill to be impaired. Based on the estimated fair value of the reporting unit, the Company impaired the recorded goodwill amount of $4.2 million associated with the Radisson Hotel at Opryland in the hospitality segment. The circumstances leading to the goodwill impairment assessment for the Radisson Hotel at Opryland primarily relate to the effect of the September 11, 2001 terrorist attacks on the hospitality and tourism industries. In accordance with the provisions of SFAS No. 142, the Company has reflected the impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the accompanying condensed consolidated statements of operations.

The Company performed the annual impairment review on all goodwill at December 31, 2002 and determined that no further impairment, other than the goodwill impairment of the Radisson Hotel at Opryland as discussed above, would be required during 2002.

During the three months and six months ended June 30, 2003, there were no changes to the carrying amounts of goodwill. The carrying amounts of goodwill are included in the Attractions and Opry Group at June 30, 2003 and December 31, 2002.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets, at December 31, 2002, and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $2.4 million at June 30, 2003 and December 31, 2002. The related accumulated amortization of intangible assets in continuing operations was $461,000 and $445,000 at June 30, 2003 and December 31, 2002, respectively. The amortization expense related to intangibles from continuing operations during the three months ended June 30, 2003 and 2002 was $9,000 and $14,000, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $58,000 per year.

12.   STOCK PLANS:

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002 and the information contained in this report reflects the disclosure requirements of the new pronouncement. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share for the three and six month periods ended June 30, 2003 and 2002 would have been reduced (increased) to the following pro forma amounts:

(net income (loss) in thousands)
(per share data in dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$11,353	$5,878	$4,897	$(2,269)
Stock-based employee compensation, net of tax	667	1,003	1,462	1,644

Pro forma	$10,686	$4,875	$3,435	$(3,913)

Net income (loss) per share:
As reported	$0.34	$0.17	$0.14	$(0.07)

Pro forma	$0.32	$0.14	$0.10	$(0.12)

Net income (loss) per share assuming dilution:
As reported	$0.33	$0.17	$0.14	$(0.07)

Pro forma	$0.32	$0.14	$0.10	$(0.12)

At June 30, 2003 and December 31, 2002, 3,456,402 and 3,241,037 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable two to five years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock. At June 30, 2003 and December 31, 2002, awards of restricted stock of 95,775 and 86,025 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

Included in compensation for the second quarter of 2003 is $0.3 million related to the grant of 530,000 units under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003. At June 30, 2003, there was approximately $10.9 million in unearned deferred compensation related to restricted unit grants recorded as other stockholders’ equity in the accompanying condensed consolidated balance sheet.

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

14.   NEWLY ISSUED ACCOUNTING STANDARDS:

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN No. 45, including, among others, residual value guarantees under capital lease arrangements and loan commitments. The disclosure requirements of FIN No. 45 were effective as of December 31, 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our consolidated results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently examining the impact FIN No. 46 will have on its future results of operations or financial position.

15.   COMMITMENTS AND CONTINGENCIES:

Gaylord is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleges that Gaylord failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleges that Gaylord failed to make a semi-annual payment to Plaintiff in the amount of $1,186,565.50 when due on January 1, 2003. Gaylord contends that it made the payment due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to Gaylord. Gaylord is vigorously contesting this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement have been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Gaylord will continue to vigorously assert its rights in this litigation. The case has not progressed beyond the initial pleading stage. No discovery has yet been taken.

As previously disclosed in January 2003, the Company restated its historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to the Company’s income tax accrual and the manner in which the Company accounted for its investment in the Nashville Predators. The Company has been advised by the Securities and Exchange Commission (the “SEC”) Staff that it is conducting a formal investigation into the financial results and transactions that were the subject of the restatement by the Company. The Company has been cooperating with the SEC staff and intends to continue to do so. Although the Company cannot predict the ultimate outcome of the investigation, the Company does not currently believe that the investigation will have a material adverse effect on the Company’s financial condition or results of operations.

16.   SUBSEQUENT EVENT:

As announced on August 5, 2003, the Company has entered into a definitive Agreement and Plan of Merger to acquire ResortQuest International, Inc (“ResortQuest”) in a tax-free stock-for-stock merger. ResortQuest, which is based in Destin, Florida, is the largest vacation rental property manager in the United States. ResortQuest will continue to operate as a separate brand led by its existing senior management team. Under the terms of the definitive merger agreement, the ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company after the merger. The acquisition is expected to close in early 2004, and is subject to regulatory review, approval by ResortQuest’s lenders, approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. This line of credit, which will bear interest at 10.5% per annum, will be unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger by incurring additional debt financing. As of June 30, 2003, ResortQuest’s indebtedness was $20.5 million under its credit facility and $50 million under its senior notes.

17.   FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized and managed based upon its products and services. The Company has revised its reportable segments during the first quarter of 2003 due to the Company’s decision to dispose of WSM-FM and WWTN(FM). Prior year information has been revised in accordance with SFAS No.131,“Disclosures about Segments of an Enterprise and Related Information” to conform to the 2003 presentation. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Hospitality	$90,190	$80,472	$189,705	$160,768
Attractions and Opry Group	15,234	15,409	30,051	34,714
Corporate and other	46	56	94	112

Total	$105,470	$95,937	$219,850	$195,594

Depreciation and amortization:
Hospitality	$11,550	$9,999	$23,158	$22,328
Attractions and Opry Group	1,232	1,340	2,636	2,830
Corporate and other	1,522	1,423	3,083	2,834

Total	$14,304	$12,762	$28,877	$27,992

Operating income (loss):
Hospitality	$10,781	$5,940	$29,407	$9,467
Attractions and Opry Group	162	1,789	(1,435)	953
Corporate and other	(10,234)	(8,847)	(20,725)	(21,780)
Preopening costs	(2,248)	(650)	(3,828)	(6,079)
Gain on sale of assets	—	10,567	—	10,567
Restructuring charges, net	—	(50)	—	(50)

Total	$(1,539)	$8,749	$3,419	$(6,922)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company has revised its reportable segments during the first quarter of 2003 primarily due to the Company’s decision to dispose of WSM-FM and WWTN(FM). Prior year information has been revised in accordance with SFAS No.131,“Disclosures about Segments of an Enterprise and Related Information” to conform to the 2003 presentation. Gaylord Entertainment Company is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in three business segments: hospitality; attractions and Opry group; and corporate and other. The Company is managed using the three business segments described above.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding the accounting policy. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the attractions and Opry group segment when services are provided or goods are shipped, as applicable. Provision for returns and other adjustments are provided for in the same period the revenues are recognized. The Company defers revenues related to deposits on advance room bookings and advance ticket sales at the Company’s tourism properties until such amounts are earned.

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

Restructuring Charges

Historically, the Company has recognized restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” in its consolidated financial statements. Effective January 1, 2003 all future restructuring charges will be recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.

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

Subsequent Event

As announced on August 5, 2003, the Company has entered into a definitive Agreement and Plan of Merger to acquire ResortQuest International, Inc (“ResortQuest”) in a tax-free stock-for-stock merger. ResortQuest, which is based in Destin, Florida, is the largest vacation rental property manager in the United States. ResortQuest will continue to operate as a separate brand led by its existing senior management team. Under the terms of the definitive merger agreement, the ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company after the merger. The acquisition is expected to close in early 2004, and is subject to regulatory review, approval by ResortQuest’s lenders, approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. This line of credit, which will bear interest at 10.5% per annum, will be unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger by incurring additional debt financing. As of June 30, 2003, ResortQuest’s indebtedness was $20.5 million under its credit facility and $50 million under its senior notes.

RESULTS OF OPERATIONS

The following table contains unaudited summary financial data for the three month and six month periods ended June 30, 2003 and 2002. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003	%	2002	%	2003	%	2002	%

Revenues:
Hospitality	$90,190	85.5	$80,472	83.9	$189,705	86.3	$160,768	82.2
Attractions and Opry group	15,234	14.5	15,409	16.1	30,051	13.7	34,714	17.8
Corporate and other	46	—	56	—	94	—	112	—

Total revenues	105,470	100.0	95,937	100.0	219,850	100.0	195,594	100.0

Operating expenses:
Operating costs	62,710	59.5	61,326	63.9	128,406	58.4	129,508	66.2
Selling, general & administrative	27,747	26.3	22,967	23.9	55,320	25.2	49,454	25.3
Preopening costs	2,248	2.1	650	0.7	3,828	1.7	6,079	3.1
Gain on sale of assets	—	—	(10,567)	—	—	—	(10,567)	—
Restructuring charge, net	—	—	50	—	—	—	50	—
Depreciation and amortization:
Hospitality	11,550		9,999		23,158		22,328
Attractions and Opry group	1,232		1,340		2,636		2,830
Corporate and other	1,522		1,423		3,083		2,834

Total depreciation and amortization	14,304	13.6	12,762	13.3	28,877	13.1	27,992	14.3

Total operating expenses	107,009	101.5	87,188	90.9	216,431	98.4	202,516	103.5

Operating income (loss):
Hospitality	10,781	12.0	5,940	7.4	29,407	15.5	9,467	5.9
Attractions and Opry group	162	1.1	1,789	11.6	(1,435)	(4.8)	953	2.7
Corporate and other	(10,234)	—	(8,847)	—	(20,725)	—	(21,780)	—
Preopening costs	(2,248)	—	(650)	—	(3,828)	—	(6,079)	—
Gain on sale of assets	—	—	10,567	—	—	—	10,567	—
Restructuring charge, net	—	—	(50)	—	—	—	(50)	—

Total operating income (loss)	(1,539)	(1.5)	8,749	9.1	3,419	1.6	(6,922)	(3.5)
Interest expense, net of amounts capitalized	(11,291)	—	(12,749)	—	(20,663)	—	(24,350)	—
Interest income	512	—	550	—	1,031	—	1,077	—
Gain (loss) on Viacom and derivatives, net	30,136	—	5,823	—	22,949	—	22,559	—
Other gains and losses	60	—	496	—	283	—	(122)	—
(Provision) benefit for income taxes	(7,334)	—	1,584	—	(3,098)	—	5,678	—
Income from discontinued operations, net of taxes	809	—	1,425	—	976	—	2,383	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—	(2,572)	—

Net income (loss)	$11,353	—	$5,878	—	$4,897	—	$(2,269)	—

PERIODS ENDED JUNE 30, 2003 COMPARED TO PERIODS ENDED JUNE 30, 2002

Hospitality

The Hospitality segment comprises the operations of the Gaylord Hotel properties and the Radisson Hotel at Opryland. The Gaylord Hotel properties consist of the Gaylord Opryland Resort and Convention Center located in Nashville, Tennessee (“Gaylord Opryland”) and the Gaylord Palms Resort and Convention Center located in Kissimmee, Florida (“Gaylord Palms”).

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gaylord Opryland
Occupancy	68.20%	67.50%	73.00%	66.10%
Average Daily Rate	$138.29	$139.68	$136.60	$139.72
RevPAR	$94.35	$94.21	$99.77	$92.37
Gaylord Palms
Occupancy	82.40%	64.80%	79.40%	68.00%
Average Daily Rate	$171.26	$177.02	$179.61	$178.71
RevPAR	$141.15	$114.66	$170.98	$121.53

Total revenues in the hospitality segment increased $9.7 million, or 12.1%, to $90.2 million in the second quarter of 2003 as compared to the second quarter of 2002, and increased $28.9 million, or 18.0%, to $189.7 million in the first six months of 2003 compared to the same period of 2002. Revenues of Gaylord Palms increased $8.9 million, or 27.3%, to $41.4 million in the second quarter of 2003, and increased $18.8 million, or 28.6%, to $84.3 million for the first six months of 2003. Revenue of Gaylord Opryland increased $0.9 million, or 2.0%, to $47.1 million in the second quarter of 2003 and increased $10.1 million, or 11.0%, to $102.1 million in the first six months of 2003. Revenues increased for Gaylord Opryland and Gaylord Palms due to the increase in occupancy and RevPAR as displayed in the table above. The increase in occupancy is attributable to higher customer satisfaction, as well as the lower than anticipated results in 2002 due to the effects of the September 11, 2001 terrorist attacks. The increase in revenues is also attributable to increased food and beverage sales primarily related to the increased convention business. Revenue at the Gaylord Palms also increased over 2002 due to the fact it was in operation for the full six months of 2003.

Total operating expenses, which consists of direct operating costs and selling, general and administrative expenses, in the hospitality segment increased $3.3 million, or 5.2%, to $67.9 million in the second quarter of 2003, and increased $8.2 million, or 6.3%, to $137.1 million in the first six months of 2003. For the second quarter of 2003, Gaylord Palms’ total operating expenses increased $3.1 million, or 11.8%, to $29.1 million and Gaylord Opryland’s total operating expenses increased $0.3 million, or 0.7%, to $37.5 million for the second quarter of 2003. For the first six months of 2003, Gaylord

Palms’ total operating expenses increased $6.7 million, or 12.9%, to $58.4 million and Gaylord Opryland’s total operating expenses increased $1.4 million, or 1.9%, to $76.2 million.

Operating costs consists of direct costs associated with the daily operations of the Company’s businesses. Operating costs in the hospitality segment increased $1.8 million, or 3.6%, to $52.0 million for the second quarter of 2003, and increased $4.1 million, or 4.1%, to $105.8 million in the first six months of 2003. Operating costs at Gaylord Palms increased $2.7 million, to $21.0 million for the second quarter of 2003, and increased $3.1 million, to $42.1 million, for the first six months of 2003. Operating costs at Gaylord Opryland decreased $0.9 million to $30.1 million in the second quarter of 2003, and increased $1.0 million, to $61.9 million, for the first six months of 2003. The increase in operating costs was primarily due to higher costs associated with the increased room revenues and food and beverage revenues.

Selling, general and administrative expenses consist of administrative and overhead costs. Selling, general and administrative expenses in the hospitality segment increased $1.5 million, or 10.6%, to $15.9 million, for the three months ended June 30, 2003 compared to the same period ended 2002, and increased $4.0 million, or 14.8%, to $31.3 million for the first six months of 2003. Selling, general and administrative expenses at Gaylord Palms increased $0.4 million, to $8.1 million, for the second quarter of 2003, and increased $3.6 million to $16.3 million for the first six months of 2003. Selling, general and administrative expenses at Gaylord Opryland increased $1.2 million, to $7.4 million for the second quarter of 2003, and increased $0.4 million, to $14.3 million, for the first six months of 2003. The increase in selling, general and administrative expenses at both properties is primarily attributable to the increase in certain profit sharing and bonus plan expenses.

Attractions and Opry Group

The Attractions and Opry Group consists of the Grand Ole Opry, WSM-AM, the Ryman Auditorium, the Wildhorse Saloon, the General Jackson showboat, the Springhouse Golf Course and Corporate Magic, a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace.

Revenues in the Attractions and Opry Group segment decreased $0.2 million, or 1.1%, to $15.2 million for the second quarter of 2003 as compared to the second quarter of 2002, and decreased $4.7 million, or 13.4%, to $30.1 million for the first six months of 2003. The decrease in revenues in the Attractions and Opry Group are primarily due to a $6.5 million decrease at Corporate Magic due to decreased corporate customer spending during the first six months of 2003, as compared to the same period of 2002. The decrease in revenue of Corporate Magic was partially offset by increased revenues of the Grand Ole Opry and the Wildhorse Saloon due to a slightly better tourism market during 2003 as compared to 2002.

Total operating expenses in the Attractions and Opry Group segment increased $1.6 million, or 12.7%, to $13.8 million in the second quarter of 2003, and decreased $2.1 million, or 6.7%, to $28.9 million for the first six months of 2003. The decrease in total operating expense for the six months of 2003 is primarily due to the decrease in operating expenses of Corporate Magic as attributable to the decrease in revenue.

Operating costs of the Attractions and Opry Group segment decreased $0.9 million, or 9.0%, to $8.7 million for the first quarter of 2003, as compared to the second quarter of 2002, and decreased $6.1 million, or 24.5%, to $18.6 million for the first six months of 2003, compared to the same period of 2002. The decrease in operating costs is attributable to the decrease of operating costs of Corporate Magic. The operating costs of Corporate Magic decreased $5.1 million, to $5.1 million for the first six months of 2003, as compared to same period of 2002, as a result of a decrease in Corporate Magic revenue.

Selling, general and administrative expenses of the Attractions and Opry Group increased $2.4 million to $5.1 million for the second quarter of 2003, as compared to the second quarter of 2002, and increased $4.0 million, to $10.2 million for the first six months of 2003. The increase in selling, general and administrative expenses is primarily due to the increase in certain profit sharing and bonus plan expenses.

Corporate and Other

Corporate and Other consists of the naming rights agreement, salaries and benefits, legal, human resources, accounting, pension and other administrative costs. Total operating expenses in the Corporate and Other segment increased $1.3 million, or 17.1%, to $8.8 million during the second quarter of 2003, and decreased $1.3 million, or 6.9%, to $17.7 million for the first six months of 2003. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002. The change in operating costs associated with the change in pension plans was a net increase of selling, general and administrative costs in 2002 of $3.3 million. These nonrecurring gains and losses were recorded in the corporate and other segment and were not allocated to the Company’s other operating segments. The additional 2003 increase is due to a change in long-term incentive compensation from an options based model to a combination of options and restricted stock units which increased operating expenses in the Corporate and Other segment.

Preopening Costs

Preopening costs are costs related to the Company’s hotel development activities. Preopening costs increased $1.6 million, to $2.2 million for the second quarter of 2003, and decreased $2.3 million, to $3.8 million for the first six months of 2003. The changes in the preopening costs are attributable to the opening of Gaylord Palms in January 2002, and the increased construction costs for the Texas hotel. Preopening costs for the three months and six months ended June 30 are as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Gaylord Palms	$—	$—	$—	$4,805
Texas Hotel	2,129	650	3,671	1,274
Other preopening	119	—	157	—

Total preopening costs	$2,248	$650	$3,828	$6,079

The Company expects preopening costs to increase during the remainder of 2003 as a result of the Texas hotel which is scheduled to open in April 2004. The Company anticipates preopening costs associated with the Texas hotel to total approximately $9.7 million for the twelve months ended December 31, 2003.

Gain on Sale of Assets

During 1998, the Company entered into a partnership with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. The Company held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, the Company sold its partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the disposition. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”, and other applicable pronouncements, the Company deferred approximately $20.0 million of the gain representing the estimated present value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002. The Company recognized approximately $10.6 million of the proceeds, net of certain transaction costs, as a gain during the second quarter of 2002. During the third quarter of 2002, the Company sold its interest in the land lease and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

Restructuring Charges

As part of the Company’s ongoing assessment of operations during 2002, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring to streamline certain operations and duties. Accordingly, the Company recorded a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits. The restructuring charges all relate to continuing operations. The 2002 restructuring charge was partially offset by reversal of prior years’ restructuring accrual of $1.1 million, as discussed below.

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

Consolidated Operating Income (Loss)

Total operating income decreased $10.3 million to an operating loss of $1.5 million in the second quarter of 2003 as compared to the second quarter of 2002, and increased $10.3 million, to a $3.4 million operating income in the first six months of 2003, as compared to the same period of 2002. Operating income in the hospitality segment increased $4.8 million during the second quarter of 2003, and increased $19.9 million for the first six months of 2003. The increase is primarily as a result of the Gaylord Palms being open a full six months in 2003 and increased occupancy at both Gaylord Hotel properties. Operating income of the attractions and Opry group segment decreased $1.6 million to $0.2 million for the second quarter of 2003, and decreased $2.4 million, to an operating loss of $1.4 million for the first six months of 2003. The operating income of the attractions and Opry group segment decreased as a result of decreased operating income of Corporate Magic of $1.0 million due to decreased corporate customer spending and a reduction in events for the second quarter and the six months of 2003 as compared to 2002. Operating loss of the corporate and other segment increased $1.4 million during the second quarter of 2003 and decreased $1.1 million primarily due increased personnel, changes in the company’s medical plans and the Company’s amendment of its retirement plans, retirement savings plan and postretirement benefits plans discussed above.

Consolidated Interest Expense

Consolidated interest expense, including amortization of deferred financing costs, decreased $1.5 million to $11.3 million for the second quarter of 2003 and decreased $3.7 million in the six months ended June 30, 2003. The decrease in 2003 was caused by an increase in capitalized interest of $2.9 million primarily related to the increase in capitalized interest of the Texas hotel during the first six months of 2003. The increase in capitalized interest was partially offset by the write-off of unamortized deferred financing costs of the Term Loan at the time the Term Loan was paid off in May of 2003. The Company’s weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract, was 5.2% in the first six months of 2003 as compared to 5.3% in the first six months of 2002.

Consolidated Interest Income

Interest income remained relatively constant at $0.5 million for the second quarter of 2003, and $1.0 million for the first six months of 2003.

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

For the three months ended June 30, 2003, the Company recorded net pretax gains of $78.6 million related to the increase in fair value of the Viacom Stock and a pretax loss of $48.4 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. For the six months ended June 30, 2003, the Company recorded a pretax gain of $31.9 million related to the increase in fair value of the Viacom Stock and pretax losses of $9.0 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract.

For the three months ended June 30, 2002, the Company recorded net pretax losses of $44.0 million related to the decrease in fair value of the Viacom Stock and a pretax gain of $49.8 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the six months ended June 30, 2002, the Company recorded pretax gains of $2.4 million related to the increase in fair value of the Viacom Stock and pretax gains of $20.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract.

Consolidated Other Gains and Losses

Other gains and losses decreased $0.4 million during the three months ended June 30, 2003 as compared to the same period in 2002 and increased $0.4 million during the six months ended June 30, 2003.

Consolidated Income Taxes

The provision for income taxes increased $8.9 million to a $7.3 million provision in the second quarter of 2003, and increased $8.8 million to a $3.1 million provision for the six months ended June 30, 2003. The effective tax rate for income taxes was 40.6% for the first six months of 2003 compared to 38.5% for the first six months of 2002.

DISCONTINUED OPERATIONS:

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and 2002: WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the “Redhawks”), Word Entertainment (“Word”) and the Company’s international cable networks.

WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the “Radio operations”). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company will, for a fee, make available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus will provide programming to be broadcast during such broadcast time and will collect revenues from the advertising that it sells for broadcast during this programming time. Subsequent to June 30, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million and anticipates recording a pretax gain on the sale during the third quarter of 2003 of approximately $55.0 million. At the time of the sale, net proceeds of approximately $50 million was placed in restricted cash for completion of the Texas hotel. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing catalog entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002 until the sale date. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness.

OKC Redhawks

During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. Subsequent to June 30, 2003, the Company agreed to sell its interests in the Redhawks. The sale is expected to close during the third or fourth quarter for an immaterial gain.

Word Entertainment

The Company committed to a plan to sell Word during the third quarter of 2001. During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness.

International Cable Networks

On June 1, 2001, the Company adopted a formal plan to dispose of its international cable networks. During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks. The terms of this transaction included the assignment of certain transponder leases, which resulted in a reduction of the Company’s transponder lease liability and a related $3.8 million pretax gain, during the first quarter of 2002, which is reflected in discontinued operations in the condensed consolidated statements of operations. The Company guaranteed $0.9 million in future lease payments by the assignee from the date of the sale until December 31, 2002. At the time the Company entered into the guarantee, the Company recorded the associated liability of $0.9 million. Due to the assignee’s failure to pay the lease liability during the fourth quarter of 2002, the Company was required to pay the lease payments. The Company is not required to pay any future lease payments related to the transponder lease. In addition, the Company ceased its operations based in Argentina during 2002.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30:

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Radio operations	$612	$2,608	$3,343	$4,580
Acuff-Rose Music Publishing	—	4,404	—	7,654
Redhawks	2,782	3,377	2,863	3,491
Word	—	—	—	2,594
International cable networks	—	—	—	744

Total revenues of discontinued operations	$3,394	$10,389	$6,206	$19,063

Operating income (loss):
Radio operations	$99	$56	$524	$(80)
Acuff-Rose Music Publishing	—	1,056	—	1,393
Redhawks	679	1,077	32	263
Word	—	(54)	—	(906)
International cable networks	—	—	—	(1,576)

Total operating income (loss) of discontinued operations	778	2,135	556	(906)
Interest expense	—	—	—	(80)
Interest income	3	27	5	50
Other gains and losses	199	(366)	354	4,603

Income before provision (benefit) for income taxes	980	1,796	915	3,667
Provision (benefit) for income taxes	171	371	(61)	1,284

Income from discontinued operations	$809	$1,425	$976	$2,383

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)

	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,825	$1,812
Trade receivables, less allowance of $173 and $490, respectively	794	1,600
Inventories	259	163
Prepaid expenses	1,552	127
Other current assets	859	393

Total current assets	5,289	4,095
Property and equipment, net of accumulated depreciation	5,154	5,157
Goodwill	3,527	3,527
Amortizable intangible assets, net of accumulated amortization	3,942	3,942
Other long-term assets	63	702

Total long-term assets	12,686	13,328

Total assets	$17,975	$17,423

Current liabilities:
Current portion of long-term debt	$—	$94
Accounts payable and accrued expenses	6,274	6,558

Total current liabilities	6,274	6,652
Other long-term liabilities	792	789

Total long-term liabilities	792	789

Total liabilities	7,066	7,441

Minority interest of discontinued operations	1,899	1,885

Total liabilities and minority interest of discontinued operations	$8,965	$9,326

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash flows provided by operating activities totaled $24.4 million and $51.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in the total provided by operating activities was primarily related to the decrease in the change in the deferred income taxes. Net cash flows from investing activities was a net use of $93.4 million for the six months ended June 30, 2003 and was a net source of $28.4 million for the six months ended June 30, 2002. The decrease was primarily attributable to the sale of Word during the first quarter of 2002 and increased levels of capital spending related to Gaylord Opryland Texas. The decrease in investing activities was also attributable to the sale of the Company’s Opry Mills investment during 2002. Net cash flows from financing activities for the six months ended June 30, 2003 was a source of $20.2 million compared to a use of $16.0 million for the six months ended June 30, 2002. The change in financing activities was primarily due to the Company’s 2003 Loans as discussed below.

Financing

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans are due in 2006. The senior loan bears interest of LIBOR plus 3.5%. The subordinated loan bears interest of LIBOR plus 8.0%. The 2003 Loans are secured by the Gaylord Palms assets and the Gaylord Texas Hotel. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. At the end of the second quarter, the Company had 100% borrowing capacity of the $25 million revolver. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed below and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Texas hotel. At June 30, 2003 the unamortized balance of the 2003 Loans deferred financing costs were $2.6 million in current assets and $4.9 million in long-term assets. The provisions of the 2003 Loans contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. As of June 30, 2003, the Company was in compliance with all covenants under the 2003 loans.

During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the “Banks”). During May 2003, the Company used $60 million of the proceeds from the 2003 Loans to pay off the Term Loan. Concurrent with the payoff of the Term Loan, the Company expensed the remaining, unamortized deferred financing costs of $1.5 million related to the Term Loan. The $1.5 million is recorded as interest expense in the accompanying condensed consolidated statement of operations. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord hotel in Texas as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.

During the first three months of 2002, the Company sold Word’s domestic operations, which required a prepayment on the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of Acuff-Rose Music Publishing to further reduce the outstanding balance of the Term Loan. Excluding the payoff amount of $60 million discussed above, the Company made principal payments of approximately $0 and $4.1 million during 2003 and 2002, respectively, under the Term Loan. Net borrowings under the Term Loan for 2003 and 2002 were $0 and $85.0 million, respectively. As of June 30, 2003 and December 31, 2002, the Company had outstanding borrowings of $0 million and $60 million, respectively, under the Term Loan.

The terms of the Term Loan required the Company to purchase an interest rate instrument which capped the interest rate paid by the Company. This instrument expired in the fourth quarter of 2002. Due to the expiration of the interest rate instrument, the Company was out of compliance with the terms of the Term Loan. Subsequent to December 31, 2002, the Company obtained a waiver from the lenders whereby this event of non-compliance was waived as of December 31, 2002 and also removed the requirement to maintain such instruments for the remaining term of the Term Loan.

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”) and is due in March 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in April 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior and Mezzanine Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Company currently anticipates meeting the financial ratios and other criteria and exercising the option to extend the Senior Loan. However, based on the Company’s projections and estimates at June 30, 2003, the Company does not anticipate meeting the financial ratios to extend the Mezzanine Loan. The Company expects to refinance or replace the Mezzanine Loan through a future debt instrument. Therefore, the Company has recorded the outstanding balance of the Mezzanine Loan of $66 million as current portion of long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2003. There can be no assurance that the Company will be successful in obtaining replacement financing on acceptable terms. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.5%. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the Interim Loan discussed below. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At June 30, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $4.3 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the six months ended June 30, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for the six months ended June 30, 2003 and 2002, including amortization of deferred financing costs, were 10.8% and 10.2%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. As of June 30, 2003, the noncompliance level which triggered cash management restrictions was cured and the cash management restrictions were lifted. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans in which the failure to comply would result in an event of default at June 30, 2003 and December 31, 2002. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The following table summarizes our significant contractual obligations as of June 30, 2003, including long-term debt and operating lease commitments:

(in thousands)

	Total amounts	Less than			Over
Contractual obligations	committed	1 year	1-2 years	3-4 years	4 years

Long-term debt	$469,183	$74,004	$195,179	$200,000	$—
Capital leases	1,549	540	813	176	20
Construction commitments	252,000	232,000	20,000	—	—
Arena naming rights	61,323	2,373	5,108	5,632	48,210
Operating leases	713,933	8,281	19,480	6,690	679,482
Other	5,525	325	650	650	3,900

Total contractual obligations	$1,503,513	$317,523	$241,230	$213,148	$731,612

The total operating lease amount of $713.9 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

As announced on August 5, 2003, the Company has entered into a definitive Agreement and Plan of Merger to acquire ResortQuest in a tax-free stock-for-stock merger. ResortQuest, which is based in Destin, Florida, is the largest vacation rental property manager in the United States. ResortQuest will continue to operate as a separate brand led by its existing senior management team. Under the terms of the definitive merger agreement, the ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company after the merger. The acquisition is expected to close in early 2004, and is subject to regulatory review, approval by ResortQuest’s lenders, approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. This line of credit, which will bear interest at 10.5% per annum, will be unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger by incurring additional debt financing. As of June 30, 2003, ResortQuest’s indebtedness was $20.5 million under its credit facility and $50 million under its senior notes.

Capital Expenditures

The Company currently projects capital expenditures for the twelve months of 2003 to total approximately $228.7 million, which includes continuing construction costs at the new Gaylord hotel in Grapevine, Texas of approximately $202.0 million, approximately $0.6 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $12.4 million related to Gaylord Opryland. In addition, the Company anticipates approximately $5.6 million of capital expenditures related to the Grand Ole Opry. The Company’s capital expenditures for continuing operations for the six months ended June 30, 2003 were $91.2 million.

During the third quarter of 2002, the Company announced that the Gaylord Opryland Texas Resort and Convention Center, located near the Dallas/Fort Worth airport, is projected to open in April 2004, two months earlier than previously announced.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the timing of the opening of new hotel facilities, costs associated with developing new hotel facilities, business levels at the Company’s hotels, the impact of the SEC investigation and other costs associated with changes to the Company’s historical financial statements, the ability to successfully complete potential divestitures, the ability to consummate the financing for new developments and the other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments — At June 30, 2003, the Company held an investment of 11.0 million shares of Viacom Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At June 30, 2003, the fair market value of the Company’s investment in the 11.0 million shares of Viacom stock was $480.4 million, or $43.66 per share. The secured forward exchange contract protects the Company from market decreases below $56.04 per share, thereby limiting the Company’s market risk exposure related to the Viacom stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

Interest Rate Swaps — The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without changing the principal payments. The fair market value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. The fair market value of the interest rate swap agreements is determined by the lender. Changes in certain market conditions could materially affect the Company’s consolidated financial position.

Outstanding Debt — The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the 2003 Loans, the Nashville Hotel Loans and potentially, with future financing arrangements. The Company entered into LIBOR rate swaps at the time it closed the 2003 Loans agreement. The swap protects the Company from adverse changes in LIBOR. The terms of the LIBOR swap effectively lock LIBOR at 1.48% for year one and 2.09% for year two. The terms of the Nashville Hotel Loans required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company’s consolidated financial statements would be to reduce net income for the six months ended June 30, 2003 by approximately $0.3 million after taxes based on debt amounts outstanding at June 30, 2003.

Cash Balances — Certain of the Company’s outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at June 30, 2003. As a result, the interest rate market risk implicit in these investments at June 30, 2003, if any, is low.

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

Summary — Based upon the Company’s overall market risk exposures at June 30, 2003, the Company believes that the effects of changes in the stock price of its Viacom stock or interest rates could be material to the Company’s consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gaylord is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleges that Gaylord failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleges that Gaylord failed to make a semi-annual payment to Plaintiff in the amount of $1,186,565.50 when due on January 1, 2003. Gaylord contends that it made the payment due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to Gaylord. Gaylord is vigorously contesting this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement have been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Gaylord will continue to vigorously assert its rights in this litigation. The case has not progressed beyond the initial pleading stage. No discovery has yet been taken.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 8, 2003 (the “Annual Meeting”). The stockholders of the Company voted to re-elect the directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

		Withheld/
Nominee	For	Abstained

Martin C. Dickinson	29,133,729	2,434,602
C. Gaylord Everest	30,776,326	792,005
E. K. Gaylord II	28,802,541	2,765,790
E. Gordon Gee	30,995,136	573,195
Laurence S. Geller	31,323,647	244,684
Ralph Horn	31,054,385	513,946
Colin V. Reed	31,377,125	191,206
Michael D. Rose	31,378,297	190,034
Robert Bowen	31,321,853	246,478

The stockholders also voted to amend the Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan. A total of 19,088,744 votes were cast for such proposal, 7,683,950 votes were cast against such proposal, and 17,575 votes abstained with respect to such proposal. There were 4,778,062 broker non-votes with respect to the proposal.

The stockholders also voted to adopt a Deferred Compensation Plan for Non-Employee Directors. A total of 24,791,884 votes were cast for such proposal, 1,973,871 votes were cast against such proposal, and 24,513 votes abstained with respect to such proposal. There were 4,778,063 broker non-votes with respect to the proposal.

ITEM 5. OTHER INFORMATION

Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits following the Signatures page.

(b)	Reports on Form 8-K

(i)	A Current Report on Form 8-K, dated May 2, 2003, announcing the Company’s financial results for the first quarter of 2003.

(ii)	A Current Report on Form 8-K, dated June 11, 2003, announcing the Company is hosting a conference for security analysts on June 11, 2003. The 8-K contained the slide presentation presented to the analysts at the conference.

(iii)	A Current Report on Form 8-K dated June 30, reporting the change in the Registrant’s 401(k) Savings Plan Certifying Accountant under Item 4 from Ernst & Young LLP to BDO Seidman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: August 14, 2003	By:	/s/ Colin V. Reed Colin V. Reed President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel David C. Kloeppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth A. Conway Kenneth A. Conway Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement among Gaylord Investments, Inc., Cumulus Broadcasting, Inc. and Cumulus Licensing Corp., dated as of March 24, 2003 (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request).

10.1	Subordinated Credit Agreement among Gaylord Hotels, LLC, various lenders, Gaylord Entertainment Company and Deutsche Bank Trust Company Americas, dated as of May 22, 2003.

10.2	Senior Credit Agreement among Opryland Hotel-Florida Limited Partnership, Opryland Hotel-Texas Limited Partnership, Gaylord Entertainment Company, various lenders and Deutsche Bank Trust Company Americas, dated as of May 22, 2003.

10.3	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting).

31.1	Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.