Form 10-Q
period 2003-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2003-11-14
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003

Common Stock, $.01 par value	33,882,489 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2003
INDEX

Part I — Financial Information

Item 1. — Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

	2003	2002

Revenues	$98,101	$100,421
Operating expenses:
Operating costs	63,527	59,380
Selling, general and administrative	24,621	26,909
Preopening costs	3,283	1,867
Gain on sale of assets	—	(19,962)
Depreciation	13,235	12,984
Amortization	1,332	949

Operating income (loss)	(7,897)	18,294
Interest expense, net of amounts capitalized	(10,476)	(11,939)
Interest income	742	840
Unrealized loss on Viacom stock	(58,976)	(42,032)
Unrealized gain on derivatives	32,976	60,667
Other gains and (losses), net	152	787

Income (loss) before income taxes and discontinued operations	(43,479)	26,617
Provision (benefit) for income taxes	(19,072)	7,283

Income (loss) from continuing operations	(24,407)	19,334
Income from discontinued operations, net of taxes	35,150	80,710

Net income	$10,743	$100,044

Income (loss) per share:
Income (loss) from continuing operations	$(0.72)	$0.57
Income from discontinued operations, net of taxes	1.04	2.39

Net income	$0.32	$2.96

Income (loss) per share — assuming dilution:
Income (loss) from continuing operations	$(0.72)	$0.57
Income from discontinued operations, net of taxes	1.04	2.39

Net income	$0.32	$2.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

	2003	2002

Revenues	$317,951	$296,015
Operating expenses:
Operating costs	191,933	188,888
Selling, general and administrative	79,941	76,363
Preopening costs	7,111	7,946
Gain on sale of assets	—	(30,529)
Restructuring charges, net	—	50
Depreciation	39,661	39,237
Amortization	3,783	2,688

Operating income (loss)	(4,478)	11,372
Interest expense, net of amounts capitalized	(31,139)	(36,289)
Interest income	1,773	1,917
Unrealized loss on Viacom stock	(27,067)	(39,611)
Unrealized gain on derivatives	24,016	80,805
Other gains and (losses), net	435	665

Income (loss) before income taxes and discontinued operations	(36,460)	18,859
Provision (benefit) for income taxes	(15,974)	1,605

Income (loss) from continuing operations, before discontinued operations and cumulative effect of accounting change	(20,486)	17,254
Income from discontinued operations, net of taxes	36,126	83,093
Cumulative effect of accounting change, net of taxes	—	(2,572)

Net income	$15,640	$97,775

Income (loss) per share:
Income (loss) from continuing operations	$(0.61)	$0.51
Income from discontinued operations, net of taxes	1.07	2.46
Cumulative effect of accounting change, net of taxes	—	(0.08)

Net income	$0.46	$2.89

Income (loss) per share — assuming dilution:
Income (loss) from continuing operations	$(0.61)	$0.51
Income from discontinued operations, net of taxes	1.07	2.46
Cumulative effect of accounting change, net of taxes	—	(0.08)

Net income	$0.46	$2.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$24,772	$98,632
Cash and cash equivalents — restricted	150,543	19,323
Trade receivables, less allowance of $885 and $467, respectively	21,271	22,374
Deferred financing costs	29,462	26,865
Deferred income taxes	20,553	20,553
Other current assets	27,647	25,889
Current assets of discontinued operations	2,185	4,095

Total current assets	276,433	217,731

Property and equipment, net of accumulated depreciation	1,238,002	1,110,163
Goodwill	6,915	6,915
Amortized intangible assets, net of accumulated amortization	1,970	1,996
Investments	482,012	509,080
Estimated fair value of derivative assets	200,274	207,727
Long-term deferred financing costs	78,177	100,933
Other long-term assets	22,370	24,323
Long-term assets of discontinued operations	8,398	13,328

Total assets	$2,314,551	$2,192,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,543	$8,526
Accounts payable and accrued liabilities	85,710	80,685
Current liabilities of discontinued operations	3,167	6,652

Total current liabilities	163,420	95,863

Secured forward exchange contract	613,054	613,054
Long-term debt, net of current portion	393,842	332,112
Deferred income taxes, net	246,962	244,372
Estimated fair value of derivative liabilities	17,177	48,647
Other long-term liabilities	70,981	67,895
Long-term liabilities of discontinued operations	828	789
Minority interest of discontinued operations	2,019	1,885
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 33,852 and 33,780 shares issued and outstanding, respectively	339	338
Additional paid-in capital	523,330	520,796
Retained earnings	298,438	282,798
Other stockholders’ equity	(15,839)	(16,353)

Total stockholders’ equity	806,268	787,579

Total liabilities and stockholders’ equity	$2,314,551	$2,192,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

	2003	2002

Cash Flows from Operating Activities:
Net income	$15,640	$97,775
Amounts to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(36,126)	(83,093)
Cumulative effect of accounting change, net of taxes	—	2,572
Unrealized (gain) loss on Viacom stock and related derivatives	3,051	(41,194)
Gain on sale of assets	—	(30,529)
Depreciation and amortization	43,444	41,925
Benefit for deferred income taxes	(21,121)	(4,439)
Amortization of deferred financing costs	28,154	27,054
Changes in (net of acquisitions and divestitures):
Trade receivables	1,103	(20,882)
Income tax refund received	1,450	64,598
Accounts payable and accrued liabilities	4,693	(2,349)
Other assets and liabilities	4,163	12,140

Net cash flows provided by operating activities — continuing operations	44,451	63,578
Net cash flows provided by (used in) operating activities — discontinued operations	2,524	(366)

Net cash flows provided by operating activities	46,975	63,212

Cash Flows from Investing Activities:
Purchases of property and equipment	(167,428)	(105,892)
Sale of assets	—	30,875
Other investing activities	(2,578)	(242)

Net cash flows used in investing activities — continuing operations	(170,006)	(75,259)
Net cash flows provided by investing activities — discontinued operations	59,485	232,745

Net cash flows provided by (used in) investing activities	(110,521)	157,486

Cash Flows from Financing Activities:
Repayment of long-term debt	(72,003)	(200,054)
Proceeds from issuance of long-term debt	200,000	85,000
Deferred financing costs paid	(7,793)	—
(Increase) decrease in restricted cash and cash equivalents	(131,220)	49,913
Proceeds from exercise of stock option and purchase plans	1,287	856
Other financing activities, net	(491)	1,314

Net cash flows used in financing activities — continuing operations	(10,220)	(62,971)
Net cash flows used in financing activities — discontinued operations	(94)	(839)

Net cash flows used in financing activities	(10,314)	(63,810)

Net change in cash and cash equivalents	(73,860)	156,888
Cash and cash equivalents — unrestricted, beginning of period	98,632	9,194

Cash and cash equivalents — unrestricted, end of period	$24,772	$166,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the audited consolidated financial statements and the notes thereto as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, as amended in the Company’s Current Report on Form 8-K dated September 18, 2003, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.     INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Weighted average shares outstanding	33,849	33,769	33,818	33,759
Effect of dilutive stock options	36	3	22	41

Weighted average shares outstanding - assuming dilution	33,885	33,772	33,840	33,800

3.     COMPREHENSIVE INCOME:

Comprehensive income is as follows for the three months and nine months of the respective periods:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$10,743	$100,044	$15,640	$97,775
Unrealized gain (loss) on interest rate hedges	77	33	227	(229)
Foreign currency translation	—	—	—	792

Comprehensive income	$10,820	$100,077	$15,867	$98,338

4.     DISCONTINUED OPERATIONS:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business).

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and 2002: WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the “Redhawks”), Word Entertainment (“Word”), and the Company’s international cable networks.

WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the “Radio operations”). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 21, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million and recognized a pretax gain on the sale during the third quarter of 2003 of approximately $54.6 million. At the time of the sale, net proceeds of approximately $50 million were placed in restricted cash for completion of the Gaylord hotel in Texas. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and will provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing catalog entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002 until the sale date. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness. During the third quarter of 2003, the Company revised its estimates of reserves previously established for certain sale-related transaction costs resulting in a reduction in the reserve of $0.5 million.

OKC Redhawks

During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the third quarter 2003, the Company agreed to sell its interests in the Redhawks. The sale is expected to close during the fourth quarter of 2003 for an immaterial gain.

Word Entertainment

The Company committed to a plan to sell Word during the third quarter of 2001. During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002, related to the sale in discontinued operations in the accompanying condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, the previously established indemnification reserve of $1.5 million was reversed.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Radio operations	$360	$2,764	$3,703	$7,344
Acuff-Rose Music Publishing	—	—	—	7,654
Redhawks	2,137	2,557	5,000	6,048
Word	—	—	—	2,594
International cable networks	—	—	—	744

Total revenues of discontinued operations	$2,497	$5,321	$8,703	$24,384

Operating income (loss):
Radio operations	$89	$741	$613	$661
Acuff-Rose Music Publishing	—	(460)	—	933
Redhawks	497	711	529	974
Word	—	(11)	—	(917)
International cable networks	—	—	—	(1,576)

Total operating income of discontinued operations	586	981	1,142	75
Interest expense	(1)	—	(1)	(80)
Interest income	2	11	7	61
Other gains and (losses), net	56,885	130,790	57,239	135,393

Income before provision for income taxes	57,472	131,782	58,387	135,449
Provision for income taxes	22,322	51,072	22,261	52,356

Income from discontinued operations	$35,150	$80,710	$36,126	$83,093

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	September 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,919	$1,812
Trade receivables, less allowance of $0 and $490, respectively	112	1,600
Inventories	154	163
Prepaid expenses	—	127
Other current assets	—	393

Total current assets	2,185	4,095
Property and equipment, net of accumulated depreciation	3,256	5,157
Goodwill	—	3,527
Amortizable intangible assets, net of accumulated amortization	3,942	3,942
Other long-term assets	1,200	702

Total long-term assets	8,398	13,328

Total assets	$10,583	$17,423

Current liabilities:
Current portion of long-term debt	$—	$94
Accounts payable and accrued expenses	3,167	6,558

Total current liabilities	3,167	6,652
Other long-term liabilities	828	789

Total long-term liabilities	828	789

Total liabilities	3,995	7,441

Minority interest of discontinued operations	2,019	1,885

Total liabilities and minority interest of discontinued operations	$6,014	$9,326

5.     DEBT:

2003 Loans

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans are due in 2006. The senior loan bears interest of LIBOR plus 3.5%. The subordinated loan bears interest of LIBOR plus 8.0%. The 2003 Loans are secured by the Gaylord Palms assets and the Gaylord hotel in Texas. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 7. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. At the end of the third quarter of 2003, the Company had 100% borrowing capacity of the $25 million revolver. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed below and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord hotel in Texas. At September 30, 2003 the unamortized balance of the 2003 Loans deferred financing costs were $2.6 million in current assets and $4.3 million in long-term assets. The provisions of the 2003 Loans contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. As of September 30, 2003, the Company was in compliance with all covenants under the 2003 loans.

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

Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”) and is due in March 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in April 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior and Mezzanine Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Company currently anticipates meeting the financial ratios and other criteria and exercising the option to extend the Senior Loan. However, based on the Company’s projections and estimates at September 30, 2003, the Company did not anticipate meeting the financial ratios to extend the Mezzanine Loan. As described below, the Company expects to refinance the Mezzanine Loan in connection with the offering of Senior Notes. Therefore, the Company has recorded the outstanding balance of the Mezzanine Loan of $66 million as current portion of long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2003. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 7. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000 (the “Interim Loan”). At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At September 30, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $2.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the nine months ended September 30, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for the nine months ended September 30, 2003 and 2002, including amortization of deferred financing costs, were 10.7% and 10.3%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. In the first quarter of 2003, the noncompliance level which triggered cash management restrictions was cured and the cash management restrictions were lifted. As of September 30, 2003, the Company is in compliance with the financial covenants related to cash management restrictions. There can be no assurance that the Company will remain in compliance with the covenants under the Nashville Hotel Loans. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Accrued interest payable at September 30, 2003 and December 31, 2002 was $0.5 million and $0.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Completion of Senior Notes Offering

Subsequent to the third quarter of 2003, the Company completed, on November 12, 2003, its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement, increased from the $225 million proposed offering previously announced. The interest rate of the Senior Notes is 8%. The Company has also entered into interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% for that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually with respect to that portion of the Senior Notes in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the 2003 Loans. The net proceeds from the offering of the Senior Notes, together with the Company’s cash on hand, were used as follows:

•	$275.6 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain estimated fees and expenses related to the ResortQuest acquisition as discussed in Note 16; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition, at which time that amount will be used, together with available cash, to repay ResortQuest’s senior notes and its credit facility.

If the ResortQuest acquisition is not consummated on or prior to May 31, 2004, (i) the Company will be required to redeem Senior Notes in an aggregate principal amount of $75.0 million at a redemption price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date (the “Special Redemption”), and (ii) $275.0 million aggregate principal amount of the Senior Notes would remain outstanding.

Amendment to 2003 Loans

In connection with the offering of the Senior Notes and the ResortQuest acquisition, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, to repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans.

New Revolving Credit Facility

The Company has received a commitment from certain of its bank lenders under the 2003 Loans to provide a $65.0 million revolving credit facility following the issuance of the Senior Notes and repayment of amounts outstanding under the 2003 Loans (the “New Revolving Credit Facility”). The New Revolving Credit Facility will replace the $25.0 million revolving credit facility portion of the 2003 loans. It is expected that the New Revolving Credit Facility will mature in May 2006 and borrowings thereunder will bear interest at a rate of either LIBOR plus 3.50% or the lending banks’ base rate plus 2.25%. The New Revolving Credit Facility is expected to be guaranteed by the Company’s subsidiaries that are guarantors or borrowers under the 2003 Loans and will be secured by a leasehold mortgage on the Gaylord Palms. The Company anticipates that the New Revolving Credit Facility will require it to achieve substantial completion and initial opening of the Gaylord hotel in Texas by June 30, 2004. Effectiveness of the New Revolving Credit Facility is subject to customary closing conditions, including the negotiation and execution of definitive documentation.

6.     SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Class B Common Stock (the “Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of September 30, 2003 and December 31, 2002 and long-term assets of $71.1 million and $91.2 million in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the SFEC are considered derivatives, as discussed in Note 7.

7.     DERIVATIVE FINANCIAL INSTRUMENTS:

The Company purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 5. The LIBOR rate swap effectively locks the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended.

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock. For the three months and nine months ended September 30, 2003, the Company recorded net pretax gain in the Company’s condensed consolidated statement of operations of $33.0 million and $60.7 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its Nashville Hotel Loan. Two of the contracts cap the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which caps the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholder’s equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is reported in income (expense) immediately.

8.     RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges liabilities for the nine months ended September 30, 2003:

(in thousands)	Balance at	Restructuring charges		Balance at
	December 31, 2002	and adjustments	Payments	September 30, 2003

2001 restructuring charges	$431	$—	$288	$143
2000 restructuring charges	270	—	57	213

	$701	$—	$345	$356

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

2001 Restructuring Charges

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of September 30, 2003, the Company has recorded cash payments of $4.7 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at September 30, 2003 of $0.1 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by 2005.

2000 Restructuring Charges

As part of the Company’s 2000 strategic assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. As of September 30, 2003, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at September 30, 2003 of $0.2 million, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by 2005.

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

10.     SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2003 and 2002 was comprised of:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Debt interest paid	$5,446	$4,555	$13,024	$14,060
Deferred financing costs paid	29	—	7,598	—
Capitalized interest	(4,057)	(1,658)	(10,111)	(4,772)

Cash interest paid, net of capitalized interest	$1,418	$2,897	$10,511	$9,288

Income tax refunds received were $1.5 million and $64.6 million for the nine months ended September 30, 2003 and 2002 respectively.

11.     GOODWILL AND INTANGIBLES:

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will not be amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangible assets may be impaired. The Company adopted the provisions of SFAS No. 141 in June of 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, the Company ceased the amortization of goodwill on that date.

The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill was impaired at the beginning of the fiscal year in which the statement is adopted. Under the transitional provisions of SFAS No. 142, the first step was for the Company to evaluate whether the reporting unit’s carrying amount exceeded its fair value. If the reporting unit’s carrying amount exceeds its fair value, the second step of the impairment test would be completed. During the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

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

During the three months and nine months ended September 30, 2003, there were no changes to the carrying amounts of goodwill. The carrying amounts of goodwill are included in the Attractions and Opry Group at September 30, 2003 and December 31, 2002.

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets upon adoption effective January 1, 2002, and determined the lives of these intangible assets to be appropriate. The carrying amount of amortized intangible assets in continuing operations, including the intangible assets related to benefit plans, was $2.4 million at September 30, 2003 and December 31, 2002. The related accumulated amortization of intangible assets in continuing operations was $472,263 and $445,000 at September 30, 2003 and December 31, 2002, respectively. The amortization expense related to intangibles from continuing operations during the three months ended September 30, 2003 and 2002 was $10,203 and $14,463, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $37,763 per year.

12.     STOCK PLANS:

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002, and the information contained in this report reflects the disclosure requirements of the new pronouncement. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, as amended, the Company’s net income and income per share for the three and nine month periods ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

(net income in thousands)
(per share data in dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$10,743	$100,044	$15,640	$97,775
Stock-based employee compensation, net of tax	722	770	2,184	2,414

Pro forma	$10,021	$99,274	$13,456	$95,361

Net income per share:
As reported	$0.32	$2.96	$0.46	$2.89

Pro forma	$0.30	$2.94	$0.40	$2.82

Net income per share assuming dilution:
As reported	$0.32	$2.96	$0.46	$2.89

Pro forma	$0.30	$2.94	$0.40	$2.82

At September 30, 2003 and December 31, 2002, 3,338,650 and 3,241,037 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable one to five years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock. At September 30, 2003 and December 31, 2002, awards of restricted stock of 89,225 and 86,025 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

Included in compensation for the third quarter of 2003 is $0.6 million related to the grant of 552,500 units under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003. At September 30, 2003, there was approximately $10.7 million in unearned deferred compensation related to restricted unit grants recorded as other stockholders’ equity in the accompanying condensed consolidated balance sheet.

13.     RETIREMENT PLANS AND RETIREMENT SAVINGS PLAN:

Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen, and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and related interpretations, the Company recorded a gain of $2.1 million which is reflected as a reduction in corporate and other selling, general and administrative expenses in the first quarter of 2002.

14.     NEWLY ISSUED ACCOUNTING STANDARDS:

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002, and the adoption did not have a material effect on the Company’s consolidated results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No.46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No.51” (“FIN No. 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently examining the impact FIN No. 46 will have on its future results of operations or financial position.

15.     COMMITMENTS AND CONTINGENCIES:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership (“Plaintiff” or the “Limited Partnership”) alleges that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Among other things, Plaintiff alleges that the Company failed to make semi-annual payments to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contends that it made the payments due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”), a wholly-owned subsidiary of the Company, under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. Although the Company does not have any obligations to make additional capital contributions to the Limited Partnership under the Partnership Agreement, the Company (along with the other partners in the Limited Partnership) have executed a guarantee of certain of the Limited Partnership’s obligations to the National Hockey League. The Company is vigorously contesting this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement have been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. The Company will continue to vigorously assert its rights in this litigation. Plaintiff has filed a motion for summary judgment, and the parties are proceeding with discovery.

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

16.     RESORTQUEST ACQUISITION:

On August 4, 2003, the Company entered into a merger agreement to acquire ResortQuest International, Inc (“ResortQuest”), based in Destin, Florida and a leading provider of vacation rental property management services in premier resort locations. Under the terms of the definitive agreement, ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the Resort Quest option holders will receive 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. ResortQuest will continue to operate as a separate brand. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company, on a fully diluted basis, after the merger. The acquisition is expected to close in the fourth quarter of 2003, and is subject to approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. The Company also provided an unconditional and irrevocable letter of credit in the amount of $5.0 million to ResortQuest’s former credit card processor on behalf of ResortQuest. Any amounts drawn on the letter of credit by the processor are automatically deemed advances under the line of credit between the Company and ResortQuest, and are thereby automatically owed by ResortQuest to the Company under that agreement. As a result, amounts owed to the Company by ResortQuest under the line of credit may be as much as $15.0 million, $10.0 million under the terms of the line of credit and an additional $5.0 million as a result of draws on the letter of credit. As of September 30, 2003, were no amounts outstanding under the Company’s line of credit to ResortQuest.

This line of credit, which bears interest at 10.5% per annum, is unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger through the use of proceeds from the offering of the Senior Notes, as described in Note 5, and cash on hand. As of September 30, 2003, ResortQuest’s indebtedness was $33.9 million under its credit facility and $50 million under its senior notes.

17.     SUBSEQUENT EVENTS:

Senior Notes Offering, Amendment to 2003 Loans and New Revolving Credit Facility

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of Senior Notes, as more fully described in Note 5. The proceeds of the Senior Notes have been used for the repayment of certain indebtedness of the Company while the remaining proceeds are expected to be used to repay certain indebtedness of ResortQuest. In connection with the offering of the Senior Notes, the Company has amended the provisions of the 2003 Loans. In addition, the Company has received a commitment from certain of its bank lenders under the 2003 Loans to provide a $65.0 million revolving credit facility to replace the Company’s existing $25.0 million revolving credit facility following the issuance of the Senior Notes and repayment of amounts outstanding under the 2003 Loans.

Derivative Financial Instruments

Subsequent to September 30, 2003, and in conjunction with the Company’s offering of $350 million 8% Senior Notes due 2013, the Company terminated its variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Loans which were repaid, resulting in a net benefit aggregating approximately $242,000. The Company has also entered into a new interest rate swap with respect to $125 million aggregate principal amount of its $350 million 8% Senior Notes due 2013. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the Senior Notes to LIBOR plus 2.95%. The interest rate swap and the Senior Notes are deemed effective and therefore the hedge is expected to qualify as an effective Fair Value Hedge under SFAS No. 133.

ResortQuest

On November 5, 2003, ResortQuest executed a draw of $2.5 million on the $10.0 million line of credit extended by the Company, as provided for by the merger agreement as discussed in Note 16.

18.     FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized and managed based upon its products and services. The Company revised its reportable segments during the first quarter of 2003 due to the Company’s decision to dispose of WSM-FM and WWTN(FM). Prior year information has been revised in accordance with SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” to conform to the 2003 presentation. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Hospitality	$82,797	$85,066	$272,502	$245,834
Attractions and Opry Group	15,259	15,323	45,310	50,037
Corporate and other	45	32	139	144

Total	$98,101	$100,421	$317,951	$296,015

Depreciation and amortization:
Hospitality	$11,833	$11,219	$34,991	$33,547
Attractions and Opry Group	1,215	1,265	3,851	4,095
Corporate and other	1,519	1,449	4,602	4,283

Total	$14,567	$13,933	$43,444	$41,925

Operating income (loss):
Hospitality	$5,248	$8,523	$34,687	$18,018
Attractions and Opry Group	825	1,447	(610)	2,400
Corporate and other	(10,654)	(9,755)	(31,379)	(31,535)
Preopening costs	(3,316)	(1,883)	(7,176)	(7,990)
Gain on sale of assets	—	19,962	—	30,529
Restructuring charges, net	—	—	—	(50)

Total	$(7,897)	$18,294	$(4,478)	$11,372

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

The Company revised its reportable segments during the first quarter of 2003 primarily due to the Company’s decision to dispose of WSM-FM and WWTN(FM). Prior year information has been revised in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to conform to the 2003 presentation. The Company is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in three business segments: Hospitality; Attractions and Opry Group; and Corporate and Other. The Company is managed using the three business segments described above.

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

Impairment of Long-Lived Assets and Goodwill

In accounting for the Company’s long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company previously accounted for goodwill using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001. In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 was effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgment and estimation. Future events may indicate differences from these judgments and estimates.

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

RECENT DEVELOPMENTS

Senior Notes Offering, Amendment to 2003 Loans and New Revolving Credit Facility

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of Senior Notes, as more fully described in “Liquidity and Capital Resources”. The proceeds of the Senior Notes have been used for the repayment of certain indebtedness of the Company while the remaining proceeds are expected to be used to repay certain indebtedness of ResortQuest. In connection with the offering of the Senior Notes, the Company has amended the provisions of the 2003 Loans. In addition, the Company has received a commitment from certain of its bank lenders under the 2003 Loans to provide a $65.0 million revolving credit facility to replace the Company’s existing $25.0 million revolving credit facility following the issuance of the Senior Notes and repayment of amounts outstanding under the 2003 Loans.

ResortQuest Acquisition

On August 4, 2003, the Company entered into a merger agreement to acquire ResortQuest International, Inc (“ResortQuest”), based in Destin, Florida and a leading provider of vacation rental property management services in premier resort locations. Under the terms of the definitive agreement, ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the Resort Quest option holders will receive 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. ResortQuest will continue to operate as a separate brand. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company, on a fully diluted basis, after the merger. The acquisition is expected to close in the fourth quarter of 2003, and is subject to approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. The Company also provided an unconditional and irrevocable letter of credit in the amount of $5.0 million to ResortQuest’s former credit card processor on behalf of ResortQuest. Any amounts drawn on the letter of credit by the processor are automatically deemed advances under the line of credit between the Company and ResortQuest, and are thereby automatically owed by ResortQuest to the Company under that agreement. As a result, amounts owed to the Company by ResortQuest under the line of credit may be as much as $15.0 million, $10.0 million under the terms of the line of credit and an additional $5.0 million as a result of draws on the letter of credit. As of September 30, 2003, were no amounts outstanding under the Company’s line of credit to ResortQuest. On November 5, 2003, ResortQuest executed a draw of $2.5 million on the line of credit extended by the Company.

This line of credit, which bears interest at 10.5% per annum, is unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger through the use of proceeds from the offering of the Senior Notes and cash on hand.

Litigation

The Company is currently party to a lawsuit relating to its investment in the Nashville Predators NHL franchise and its related obligations under a Naming Rights Agreement for the Gaylord Entertainment Center in Nashville, Tennessee. A description of this litigation and its current status is located in “Part II. Other Information — Item 1. Legal Proceedings” of this report.

SEC Investigation

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

RESULTS OF OPERATIONS

The following table contains unaudited summary financial data for the three month and nine month periods ended September 30, 2003 and 2002. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003	%	2002	%	2003	%	2002	%

Revenues:
Hospitality	$82,797	84.4	$85,066	84.7	$272,502	85.7	$245,834	83.0
Attractions and Opry group	15,259	15.6	15,323	15.3	45,310	14.3	50,037	16.9
Corporate and other	45	—	32	—	139	—	144	—

Total revenues	98,101	100.0	100,421	100.0	317,951	100.0	296,015	100.0

Operating expenses:
Operating costs	63,527	64.8	59,380	59.1	191,933	60.4	188,888	63.8
Selling, general & administrative	24,621	25.1	26,909	26.8	79,941	25.1	76,363	25.8
Preopening costs	3,283	3.3	1,867	1.9	7,111	2.2	7,946	2.7
Gain on sale of assets	—	—	(19,962)	—	—	—	(30,529)	—
Restructuring charge, net	—	—	—	—	—	—	50	—
Depreciation and amortization:
Hospitality	11,833		11,219		34,991		33,547
Attractions and Opry group	1,215		1,265		3,851		4,095
Corporate and other	1,519		1,449		4,602		4,283

Total depreciation and amortization	14,567	14.9	13,933	13.9	43,444	13.7	41,925	14.2

Total operating expenses	105,998	108.0	82,127	81.8	322,429	101.4	284,643	96.2

Operating income (loss):
Hospitality	5,248	6.3	8,523	10.0	34,687	12.7	18,018	7.3
Attractions and Opry group	825	5.4	1,447	9.4	(610)	(1.3)	2,400	4.8
Corporate and other	(10,654)	—	(9,755)	—	(31,379)	—	(31,535)	—
Preopening costs	(3,316)	—	(1,883)	—	(7,176)	—	(7,990)	—
Gain on sale of assets	—	—	19,962	—	—	—	30,529	—
Restructuring charge, net	—	—	—	—	—	—	(50)	—

Total operating income (loss)	(7,897)	(8.0)	18,294	18.2	(4,478)	(1.4)	11,372	3.8
Interest expense, net of amounts capitalized	(10,476)	—	(11,939)	—	(31,139)	—	(36,289)	—
Interest income	742	—	840	—	1,773	—	1,917	—
Gain (loss) on Viacom stock and derivatives, net	(26,000)	—	18,635	—	(3,051)	—	41,194	—
Other gains and (losses), net	152	—	787	—	435	—	665	—
(Provision) benefit for income taxes	19,072	—	(7,283)	—	15,974	—	(1,605)	—
Income from discontinued operations, net of taxes	35,150	—	80,710	—	36,126	—	83,093	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—	(2,572)	—

Net income	$10,743	—	$100,044	—	$15,640	—	$97,775	—

PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO PERIODS ENDED SEPTEMBER 30, 2002

Hospitality

The Hospitality segment comprises the operations of the Gaylord Hotel properties and the Radisson Hotel at Opryland. The Gaylord Hotel properties consist of the Gaylord Opryland Resort and Convention Center located in Nashville, Tennessee (“Gaylord Opryland”) and the Gaylord Palms Resort and Convention Center located in Kissimmee, Florida (“Gaylord Palms”).

The Company considers Revenue per Available Room (RevPAR) to be a meaningful indicator of our hospitality segment performance because it measures the period over period change in room revenues. The Company calculates RevPAR by dividing room sales by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues. Occupancy, Average Daily Rate and RevPAR for Gaylord Opryland and Gaylord Palms, subsequent to its January 2002 opening, are shown in the following table.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gaylord Opryland Occupancy	70.7%	68.7%	72.2%	67.0%
Average Daily Rate	$132.25	$140.78	$135.16	$140.09
RevPAR	$93.46	$96.71	$97.64	$93.83
Gaylord Palms Occupancy	70.0%	68.6%	76.2%	68.2%
Average Daily Rate	$147.17	$155.54	$169.57	$170.66
RevPAR	$103.00	$106.72	$129.28	$116.41

Total revenues in the Hospitality segment decreased $2.3 million, or 2.7%, to $82.8 million in the third quarter of 2003 as compared to the third quarter of 2002, and increased $26.7 million, or 10.8%, to $272.5 million in the first nine months of 2003 compared to the same period of 2002. Revenues of Gaylord Palms decreased $3.1 million, or 9.0%, to $31.5 million in the third quarter of 2003, and increased $15.6 million, or 15.6%, to $115.8 million for the first nine months of 2003. Revenues of Gaylord Opryland increased $0.8 million, or 1.5%, to $49.4 million in the third quarter of 2003 and increased $10.8 million, or 7.7%, to $151.5 million in the first nine months of 2003.

Revenues decreased at Gaylord Palms for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, due to a reduction in group rooms occupied due to accommodations to groups needing to move their meetings from third quarter 2003 to 2004. The increase in revenues at Gaylord Palms for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributed to higher levels of occupancy at the hotel during the period and higher RevPAR during the period. This higher level of occupancy can be attributed to lower than anticipated results in 2002 due to the effects of the September 11, 2001 terrorist attacks, as well as the fact that the hotel was in operation for the full nine months of 2003. Management also believes this higher level of occupancy can also be attributed to higher customer satisfaction at the hotel, resulting in increases in return and first-time group and individual bookings.

The increase in revenues at Gaylord Opryland for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, was driven by higher occupancy at the hotel. While occupancy increased, lower group room rates and an unfavorable change in group customer mix during the period contributed to a reduction in average daily rate and RevPAR during this period. The increase in revenues at Gaylord Opryland for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is primarily attributed to increased occupancy during the period.

Total operating expenses, which consists of operating costs and selling, general and administrative expenses, in the Hospitality segment increased $0.4 million, or 0.6%, to $65.7 million in the third quarter of 2003, and increased $8.6 million, or 4.4%, to $202.9 million in the first nine months of 2003. For the third quarter of 2003, Gaylord Palms’ total operating expenses decreased $0.4 million, or 1.5%, to $26.8 million and Gaylord Opryland’s total operating expenses increased $0.6 million, or 1.6%, to $37.6 million. For the first nine months of 2003, Gaylord Palms’ total operating expenses increased $6.3 million, or 8.0%, to $85.2 million and Gaylord Opryland’s total operating expenses increased $2.0 million, or 1.8%, to $113.8 million.

Operating costs consists of direct costs associated with the daily operations of the Company’s businesses. Operating costs in the Hospitality segment increased $2.7 million, or 5.5%, to $51.5 million for the third quarter of 2003, and increased $6.8 million, or 4.5%, to $157.2 million in the first nine months of 2003. Operating costs at Gaylord Palms increased $0.7 million, to $19.4 million for the third quarter of 2003, and increased $3.8 million, to $61.6 million, for the first nine months of 2003. Operating costs at Gaylord Opryland increased $1.8 million to $31.0 million in the third quarter of 2003, and increased $2.8 million, to $92.9 million, for the first nine months of 2003. The increase at Gaylord Palms for the three months ended September 30, 2003 was due to the increased level of occupancy at the hotel, while the increase at Gaylord Palms for the nine months ended September 30, 2003 was primarily attributed to the fact that the hotel was open for the full nine months of 2003. The increase in operating costs at Gaylord Opryland for the three and nine months ended September 30, 2003 was due to an increase in utilities expense, as well as higher costs resulting from increased occupancy at the hotel.

Selling, general and administrative expenses in the hospitality segment decreased $2.3 million, or 13.7%, to $14.3 million, for the three months ended September 30, 2003 compared to the same period ended 2002, and increased $1.8 million, or 4.0%, to $45.6 million for the first nine months of 2003. Selling, general and administrative expenses at Gaylord Palms decreased $1.1 million, to $7.3 million, for the third quarter of 2003, and increased $2.5 million to $23.6 million for the first nine months of 2003. The decrease in selling, general and administrative expenses at Gaylord Palms for the three months ending September 30, 2003 is due to a reduction in advertising expenditures and raw materials and supplies. This reduction can be attributed to a higher level of expenditures in 2002 associated with the hotel’s continued “start-up” operations in the third quarter of 2002. The increase in selling, general and administrative expenses at Gaylord Palms for the nine month period ended September 30, 2003, as compared to the nine month period ended September 30, 2002, is primarily attributable to the fact that the hotel was in operation for the full nine months of 2003.

Selling, general and administrative expenses at Gaylord Opryland decreased $1.2 million, to $6.6 million for the third quarter of 2003, and decreased $0.8 million, to $21.0 million, for the first nine months of 2003. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2003 for Gaylord Opryland is due to a decrease in advertising expense related to a reduction in special event advertising and a decrease in direct mail advertising.

Attractions and Opry Group

The Attractions and Opry Group consists of the Grand Ole Opry, WSM-AM, the Ryman Auditorium, the Wildhorse Saloon, the General Jackson Showboat, the Springhouse Golf Course and Corporate Magic, a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace.

Revenues in the Attractions and Opry Group segment were flat at $15.3 million for the third quarter of 2003 as compared to the third quarter of 2002, and decreased $4.7 million, or 9.4%, to $45.3 million for the first nine months of 2003. The decrease in revenues in the Attractions and Opry Group is primarily due to a $4.3 million decrease at Corporate Magic due to decreased corporate customer spending during the first nine months of 2003, as compared to the same period of 2002. The decrease in revenue of Corporate Magic was partially offset by increased revenues of the Grand Ole Opry and the Wildhorse Saloon during the first nine months of 2003 due to a slightly better tourism market during 2003 as compared to 2002.

Total operating expenses in the Attractions and Opry Group segment increased $0.6 million, or 4.8%, to $13.2 million in the third quarter of 2003, and decreased $1.5 million, or 3.4%, to $42.1 million for the first nine months of 2003. The decrease in total operating expense for the nine months of 2003 is primarily due to the decrease in operating expenses associated with Corporate Magic’s decrease in revenue.

Operating costs of the Attractions and Opry Group segment increased $1.3 million, or 15.2%, to $10.1 million for the third quarter of 2003, as compared to the third quarter of 2002, and decreased $4.7 million, or 14.1%, to $28.7 million for the first nine months of 2003, compared to the same period of 2002. The increase in operating costs for the third quarter is primarily attributed to increased labor costs and corporate shared services allocations. The operating costs decrease for the nine months ending September 30, 2003, is due to a decrease in the operating costs of Corporate Magic of $3.4 million, to $6.3 million for the first nine months of 2003, as compared to same period of 2002, as a result of a decrease in Corporate Magic revenue.

During 2000, the Company began production of an IMAX movie to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows resulting in an initial impairment charge of $6.9 million.

In the third quarter of 2003, based on the revenues generated by the theatrical release of the movie, the asset was again reevaluated on the basis of estimated future cash flows. As a result, an additional impairment charge of $0.9 million was recorded in the third quarter of 2003. The carrying value of the asset was $1.2 million, as of September 30, 2003.

Selling, general and administrative expenses of the Attractions and Opry Group decreased $0.7 million to $3.2 million for the third quarter of 2003, as compared to the third quarter of 2002, and increased $3.3 million, to $13.4 million for the first nine months of 2003. The increase in selling, general and administrative expenses during the first nine months of 2003 is primarily due to the increase in certain profit sharing and bonus plan expenses.

Corporate and Other

Corporate and Other segment consists of the naming rights agreement, salaries and benefits, legal, human resources, accounting, pension and other administrative costs. Total operating expenses in the Corporate and Other segment increased $0.8 million, or 10.1%, to $9.2 million during the third quarter of 2003, and decreased $0.5 million, or 1.8%, to $27.0 million for the first nine months of 2003. Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan. As a result of these amendments, the retirement cash balance benefit was frozen and the policy related to future Company contributions to the retirement savings plan was changed. The Company recorded a pretax charge of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and related interpretations, which is included in selling, general and administrative expenses. In addition, the Company amended the eligibility requirements of its postretirement benefit plans effective December 31, 2001. In connection with the amendment and curtailment of the plans and in accordance with SFAS No.

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

Preopening Costs

Preopening costs are costs related to the Company’s hotel development activities. Preopening costs increased $1.4 million, to $3.3 million for the third quarter of 2003, and decreased $0.8 million, to $7.1 million for the first nine months of 2003. The changes in the preopening costs are attributed to the opening of Gaylord Palms in January 2002, and the increased activity in preparing the Gaylord hotel in Texas expected to open in April 2004. Preopening costs for the three months and nine months ended September 30 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Gaylord Palms	$—	$41	$—	$4,846
Texas Hotel	3,257	1,438	6,928	2,712
Other preopening	26	388	183	388

Total preopening costs	$3,283	$1,867	$7,111	$7,946

The Company expects preopening costs to increase during the remainder of 2003 as a result of the Gaylord hotel in Texas. The Company anticipates preopening costs associated with the Gaylord hotel in Texas to total approximately $12.6 million for the twelve months ended December 31, 2003.

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

Depreciation Expense

Depreciation expense was $13.2 million for the third quarter and $39.7 million for the first nine months of 2003 and remained relatively constant compared to the same periods of 2002, due to the same amount of depreciable assets in service during the periods.

Amortization Expense

Amortization expense increased $0.4 million for the third quarter and $1.1 million for the nine months ended September 30, 2003, as compared to the same periods of 2002. The increase in amortization expense is due to additional amortization of software during the periods.

Consolidated Operating Income (Loss)

Total operating income decreased $26.2 million to an operating loss of $7.9 million in the third quarter of 2003 as compared to the third quarter of 2002, and decreased $15.9 million, to a $4.5 million operating loss in the first nine months of 2003, as compared to the same period of 2002. This decrease is primarily attributed to a gain of $20.0 million representing the estimated fair value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002, that was recognized in the operating results for the nine months ended September 30, 2002. Operating income in the hospitality segment decreased $4.7 million during the third quarter of 2003, and increased $17.5 million for the first nine months of 2003. The decrease for the three months ended September 30, 2003 is attributed to lower RevPAR. The increase for the first nine months of 2003 is primarily as a result of the Gaylord Palms being open for a full nine months in 2003. Operating income of the Attractions and Opry Group segment decreased $0.6 million to $0.8 million for the third quarter of 2003, and decreased $3.0 million, to an operating loss of $0.6 million for the first nine months of 2003. The operating income of the Attractions and Opry Group segment decreased as a result of decreased operating income of Corporate Magic of $1.0 million due to decreased corporate customer spending and a reduction in events for the first nine months of 2003 as compared to 2002.

The Corporate and Other segment realized an operating loss of $10.7 million for the third quarter of 2003 compared to an operating income of $10.2 million for the same period a year earlier. The decrease of $20.9 million is primarily attributed to a gain of $20.0 million representing the estimated fair value of the continuing land lease interest between the Company and the Opry Mills partnership at June 30, 2002, that was recognized in the operating results for the third quarter of 2002. The change is due to increased personnel costs, changes in the Company’s medical plans and the Company’s amendment of its retirement plans, retirement savings plan and postretirement benefits plans.

Consolidated Interest Expense

Consolidated interest expense, including amortization of deferred financing costs, decreased $1.5 million to $10.5 million for the third quarter of 2003 and decreased $5.2 million in the nine months ended September 30, 2003. The decrease in 2003 was caused by an increase in capitalized interest of $5.7 million primarily related to the increase in capitalized interest of the Gaylord hotel in Texas during the first nine months of 2003. The increase in capitalized interest was partially offset by the write-off of unamortized deferred financing costs of the Term Loan at the time the Term Loan was paid off in May 2003. The Company’s weighted average interest rate on its borrowings, including the interest expense related to the secured forward exchange contract, was 5.2% in the first nine months of 2003 as compared to 5.3% in the first nine months of 2002.

Consolidated Interest Income

Interest income remained relatively constant at $0.7 million for the third quarter of 2003, and $1.8 million for the first nine months of 2003.

Unrealized Gain (Loss) on Viacom Stock and Derivatives

During 2000, the Company entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of Viacom Class B Common Stock (the “Viacom Stock”). Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and reclassified its investment in Viacom Stock from available-for-sale to trading. Under SFAS No. 133, components of the secured forward exchange contract are considered derivatives.

For the three months ended September 30, 2003, the Company recorded net pretax losses of $59.0 million related to the decrease in fair value of the Viacom Stock and a pretax gain of $33.0 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the nine months ended September 30, 2003, the Company recorded a pretax loss of $27.1 million related to the decrease in fair value of the Viacom Stock and pretax gains of $24.0 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract.

For the three months ended September 30, 2002, the Company recorded net pretax losses of $42.0 million related to the decrease in fair value of the Viacom Stock and a pretax gain of $60.7 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the nine months ended September 30, 2002, the Company recorded a pretax loss of $39.6 million related to the decrease in fair value of the Viacom Stock and pretax gains of $80.8 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract.

Consolidated Other Gains and Losses

Other gains and losses decreased $0.6 million during the three months ended September 30, 2003 as compared to the same period in 2002 and decreased $0.2 million for the nine months ended September 30, 2003.

Consolidated Income Taxes

The provision for income taxes decreased $26.4 million to a $19.1 million benefit in the third quarter of 2003, and decreased $17.6 million to a $16.0 million benefit for the nine months ended September 30, 2003. The effective tax rate for income taxes was 43.87% for the first nine months of 2003 compared to 8.51% for the first nine months of 2002.

DISCONTINUED OPERATIONS:

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position, cash flows and any gain or loss on disposal of the following businesses as discontinued operations in its financial statements as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and 2002: WSM-FM, WWTN(FM), Acuff-Rose Music Publishing, the Oklahoma Redhawks (the “Redhawks”), Word Entertainment (“Word”) and the Company’s international cable networks.

WSM-FM and WWTN(FM)
 During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (collectively, the “Radio operations”). Subsequent to committing to a plan of disposal during the first quarter, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 21, 2003, the Company finalized the sale of WSM-FM and

WWTN(FM) for approximately $62.5 million and recorded a pretax gain on the sale during the third quarter of 2003 of approximately $54.6 million. At the time of the sale, net proceeds of approximately $50 million were placed in restricted cash for completion of the Gaylord hotel in Texas. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing catalog entity to Sony/ATV Music Publishing for approximately $157.0 million in cash before royalties payable to Sony for the period beginning July 1, 2002 until the sale date. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness as further described in “Liquidity and Capital Resources — Financing”. During the third quarter of 2003, the Company revised its estimates of reserves previously established for certain sale-related, transaction costs resulting in a reduction in the reserve amount of $0.5 million.

OKC Redhawks

During the first quarter of 2002, the Company committed to a plan of disposal of its ownership interests in the Redhawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the third quarter 2003, the Company agreed to sell its interests in the Redhawks. The sale is expected to close during the fourth quarter for an immaterial gain.

Word Entertainment

The Company committed to a plan to sell Word during the third quarter of 2001. During January 2002, the Company sold Word’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million during the three months ended March 31, 2002 related to the sale in discontinued operations in the condensed consolidated statements of operations. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness as further described in “Liquidity and Capital Resources — Financing”. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, the previously established indemnification reserve of $1.5 million was reversed.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Radio operations	$360	$2,764	$3,703	$7,344
Acuff-Rose Music Publishing	—	—	—	7,654
Redhawks	2,137	2,557	5,000	6,048
Word	—	—	—	2,594
International cable networks	—	—	—	744

Total revenues of discontinued operations	$2,497	$5,321	$8,703	$24,384

Operating income (loss):
Radio operations	$89	$741	$613	$661
Acuff-Rose Music Publishing	—	(460)	—	933
Redhawks	497	711	529	974
Word	—	(11)	—	(917)
International cable networks	—	—	—	(1,576)

Total operating income of discontinued operations	586	981	1,142	75
Interest expense	(1)	—	(1)	(80)
Interest income	2	11	7	61
Other gains and losses	56,885	130,790	57,239	135,393

Income before provision for income taxes	57,472	131,782	58,387	135,449
Provision for income taxes	22,322	51,072	22,261	52,356

Income from discontinued operations	$35,150	$80,710	$36,126	$83,093

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	September 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,919	$1,812
Trade receivables, less allowance of $0 and $490, respectively	112	1,600
Inventories	154	163
Prepaid expenses	—	127
Other current assets	—	393

Total current assets	2,185	4,095
Property and equipment, net of accumulated depreciation	3,256	5,157
Goodwill	—	3,527
Amortizable intangible assets, net of accumulated amortization	3,942	3,942
Other long-term assets	1,200	702

Total long-term assets	8,398	13,328

Total assets	$10,583	$17,423

Current liabilities:
Current portion of long-term debt	$—	$94
Accounts payable and accrued expenses	3,167	6,558

Total current liabilities	3,167	6,652
Other long-term liabilities	828	789

Total long-term liabilities	828	789

Total liabilities	3,995	7,441

Minority interest of discontinued operations	2,019	1,885

Total liabilities and minority interest of discontinued operations	$6,014	$9,326

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash flows provided by operating activities totaled $47.0 million and $63.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the total provided by operating activities was primarily related to a significant income tax refund received in 2002. Net cash flows from investing activities was a net use of $110.5 million for the nine months ended September 30, 2003, and was a net source of $157.5 million for the nine months ended September 30, 2002. The decrease was primarily attributed to the sale of Word during the first quarter of 2002 and increased levels of capital spending related to the Gaylord hotel in Texas. The decrease in investing activities was also attributed to the sale of the Company’s Opry Mills investment during 2002. Net cash flows from financing activities for the nine months ended September 30, 2003 was a use of $10.3 million compared to a use of $63.8 million for the nine months ended September 30, 2002. The change in financing activities was primarily due to the Company’s 2003 Loans as discussed below.

Indebtedness

2003 Loans

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consist of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans are due in 2006. The senior loan bears interest of LIBOR plus 3.5%. The subordinated loan bears interest of LIBOR plus 8.0%. The 2003 Loans are secured by the Gaylord Palms assets and the Gaylord hotel in Texas. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 7. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. At the end of the third quarter of 2003, the Company had 100% borrowing capacity of the $25 million revolver. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed below and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord hotel in Texas. At September 30, 2003 the unamortized balance of the 2003 Loans deferred financing costs were $2.6 million in current assets and $4.3 million in long-term assets. The provisions of the 2003 Loans contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions. As of September 30, 2003, the Company was in compliance with all covenants under the 2003 loans.

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

During the first three months of 2002, the Company sold Word’s domestic operations, which required a prepayment on the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of the Opry Mills investment to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of Acuff-Rose Music Publishing to further reduce the outstanding balance of the Term Loan. Excluding the payoff amount of $60 million discussed above, the Company made principal payments of approximately $0 and $4.1 million during 2003 and 2002, respectively, under the Term Loan. Net borrowings under the Term Loan for 2003 and 2002 were $0 and $85.0 million, respectively. As of September 30, 2003 and December 31, 2002, the Company had outstanding borrowings of $0 million and $60 million, respectively, under the Term Loan.

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

Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”) and is due in March 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, is due in April 2004 and bears interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior and Mezzanine Loans may be extended for two additional one-year terms beyond their scheduled maturities, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Company currently anticipates meeting the financial ratios and other criteria and exercising the option to extend the Senior Loan. However, based on the Company’s projections and estimates at September 30, 2003, the Company did not anticipate meeting the financial ratios to extend the Mezzanine Loan. As described below, the Company expects to refinance the Mezzanine Loan in connection with the offering of Senior Notes. Therefore, the Company has recorded the outstanding balance of the Mezzanine Loan of $66 million as current portion of long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2003. The Nashville Hotel Loans require monthly principal payments of $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Item 3. “Quantitative and Qualitative Disclosures About Market Risk”. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000 (the “Interim Loan”). At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the Interim Loan and paying required escrows and fees were approximately $97.6 million. At September 30, 2003 and December 31, 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $2.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for the nine months ended September 30, 2003 and 2002, including amortization of deferred financing costs, were 4.3% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for the nine months ended September 30, 2003 and 2002, including amortization of deferred financing costs, were 10.7% and 10.3%, respectively.

The terms of the Nashville Hotel Loans require that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Nashville Hotel Loans are structured such that noncompliance at one level triggers certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which requires that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During 2002, the Company negotiated certain revisions to the financial covenants under the Nashville Hotel Loans and the Term Loan. In the first quarter of 2003, the noncompliance level which triggered cash management restrictions was cured and the cash management restrictions were lifted. As of September 30, 2003, the Company is in compliance with the financial covenants related to cash management restrictions. There can be no assurance that the Company will remain in compliance with the covenants under the Nashville Hotel Loans. Any event of noncompliance that results in an event of default under the Nashville Hotel Loans would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Completion of Senior Notes Offering

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement, increased from the $225 million proposed offering previously announced. The interest rate of the Senior Notes is 8%, although the Company has entered into interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes as described in “Quantitative and Qualitative Disclosures About Market Risk” below. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the 2003 Loans. The net proceeds from the offering of the Senior Notes, together with the Company’s cash on hand, were used as follows:

•	$275.6 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain estimated fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition, at which time that amount will be used, together with available cash, to repay ResortQuest’s senior notes and its credit facility.

If the ResortQuest acquisition is not consummated on or prior to May 31, 2004, (i) the Company will be required to redeem Senior Notes in an aggregate principal amount of $75.0 million at a redemption price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date (the “Special Redemption”), and (ii) $275.0 million aggregate principal amount of the Senior Notes would remain outstanding.

Amendment to 2003 Loans
 In connection with the offering of the Senior Notes and the ResortQuest acquisition, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, to repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans.

New Revolving Credit Facility
 The Company has received a commitment from certain of its bank lenders under the 2003 Loans to provide a $65.0 million revolving credit facility following the issuance of the Senior Notes and repayment of amounts outstanding under the 2003 Loans (the “New Revolving Credit Facility”). The New Revolving Credit Facility will replace the $25.0 million revolving credit facility portion of the 2003 loans. It is expected that the New Revolving Credit Facility will mature in May 2006 and borrowings thereunder will bear interest at a rate of either LIBOR plus 3.50% or the lending banks’ base rate plus 2.25%. The New Revolving Credit Facility is expected to be guaranteed by the Company’s subsidiaries that are guarantors or borrowers under the 2003 Loans and will be secured by a leasehold mortgage on the Gaylord Palms. The Company anticipates that the New Revolving Credit Facility will require it to achieve substantial completion and initial opening of the Gaylord hotel in Texas by June 30, 2004. Effectiveness of the New Revolving Credit Facility is subject to customary closing conditions, including the negotiation and execution of definitive documentation.

Significant Contractual Obligations
 The following table summarizes our significant contractual obligations as of September 30, 2003, including long-term debt and operating lease commitments:

(in thousands)

	Total amounts	Less than			Over
Contractual obligations	committed	1 year	1-2 years	3-4 years	4 years

Long-term debt	$467,182	$74,004	$18,004	$375,174	$—
Capital leases	1,127	613	237	252	25
Construction commitments	130,539	115,406	11,483	3,650	—
Arena naming rights	58,950	2,492	5,364	5,913	45,181
Operating leases	701,291	5,056	4,810	7,466	683,959
Other	4,828	322	644	644	3,218

Total contractual obligations	$1,363,917	$197,893	$40,542	$393,099	$732,383

The total operating lease amount of $701.3 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located. At the expiration of the secured foreign exchange contract relating to the Viacom Stock owned by the Company which is scheduled for May 2007, the Company will be required to pay the deferred taxes relating thereto. A complete description of the secured foreign exchange contract and this deferred tax liability is contained in Notes 10 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Current Report on Form 8-K filed on September 18, 2003.

ResortQuest Acquisition

On August 4, 2003, the Company entered into a merger agreement to acquire ResortQuest International, Inc (“ResortQuest”), based in Destin, Florida and a leading provider of vacation rental property management services in premier resort locations. Under the terms of the definitive agreement, ResortQuest stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the Resort Quest option holders will receive 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. ResortQuest will continue to operate as a separate brand. ResortQuest will become a wholly-owned subsidiary of the Company and ResortQuest stockholders will own approximately 14% of the outstanding shares of the Company, on a fully diluted basis, after the merger. The acquisition is expected to close in the fourth quarter of 2003, and is subject to approval by the respective stockholders of both the Company and ResortQuest and certain other customary conditions.

As part of this transaction and during the period prior to closing, the Company agreed to provide ResortQuest, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. The Company also provided an unconditional and irrevocable letter of credit in the amount of $5.0 million to ResortQuest’s former credit card processor on behalf of ResortQuest. Any amounts drawn on the letter of credit by the processor are automatically deemed advances under the line of credit between the Company and ResortQuest, and are thereby automatically owed by ResortQuest to the Company under that agreement. As a result, amounts owed to the Company by ResortQuest under the line of credit may be as much as $15.0 million, $10.0 million under the terms of the line of credit and an additional $5.0 million as a result of draws on the letter of credit. As of September 30, 2003, were no amounts outstanding under the Company’s line of credit to ResortQuest. On November 5, 2003, ResortQuest executed a draw of $2.5 million on the $10.0 million line of credit extended by the Company.

This line of credit, which bears interest at 10.5% per annum, is unsecured and subordinated to ResortQuest’s existing debt and will be used by ResortQuest for general working capital purposes. In addition, pursuant to the merger agreement, the merger is conditioned on the payment of ResortQuest’s indebtedness under its credit facility. ResortQuest was also required, as a result of entering into the merger agreement, to offer to repurchase its senior notes. Accordingly, the Company expects to retire the indebtedness of ResortQuest under its credit facility and senior notes in connection with consummation of the merger through the use of proceeds from the offering of the Senior Notes, as described in Note 5, and cash on hand. As of September 30, 2003, ResortQuest’s indebtedness was $33.9 million under its credit facility and $50 million under its senior notes.

Capital Expenditures

The Company currently projects capital expenditures for the twelve months of 2003 to total approximately $230.5 million, which includes continuing construction costs at the new Gaylord hotel in Texas of approximately $207.8 million, approximately $2.0 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $12.0 million related to Gaylord Opryland. In addition, the Company anticipates approximately $8.6 million of capital expenditures related to the Grand Ole Opry. The Company’s capital expenditures for continuing operations for the nine months ended September 30, 2003 were $170.3 million.

During the third quarter of 2002, the Company announced that the Gaylord hotel in Texas located Grapevine, Texas near the Dallas/Fort Worth airport, is projected to open in April 2004, two months earlier than previously announced.

FORWARD-LOOKING STATEMENTS / RISK FACTORS

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the risks and uncertainties associated with economic conditions affecting the hospitality business generally, the timing of the opening of new hotel facilities, costs associated with developing new hotel facilities, business levels at the Company’s hotels, the impact of the

Securities and Exchange Commission investigation and other costs associated with changes to the Company’s historical financial statements, the ability to successfully complete potential divestitures, the ability of the Company to successfully complete the ResortQuest acquisition and to successfully integrate ResortQuest operations, the ability to consummate the financing for new developments and the other factors set forth under the caption “Risk Factors” in our Current Report on Form 8-K filed with the Securities Exchange Commission on September 18, 2003 and as set forth below. Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. Although the Company believes that the plans, objectives, expectations and prospects reflected in or suggested by its forward-looking statements are reasonable, those statements involve uncertainties and risks, and the Company cannot assure you that its plans, objectives, expectations and prospects will be achieved. The Company’s actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributed to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Risk Factor

The Company’s substantial debt, including the Company’s recent 8% Senior Notes due 2013 which closed November 12, 2003, could adversely affect the Company’s cash flow and prevent the Company from fulfilling its obligations under its indebtedness or otherwise have an adverse impact on the business.

As of November 14, 2003, following the consummation of the Company’s $350 million notes offering and the accompanying repayment of the senior and subordinated term loan portion of the 2003 Loans and the Nashville Mezzanine Loan, the total amount of the Company’s long-term debt, including the current portion, was approximately $551.7 million. The Company has a significant amount of debt, which could have an adverse impact on the Company’s financial condition and results of operations. For example, the Company’s indebtedness could:

•	make it more difficult for the Company to satisfy its obligations under the new notes and other indebtedness;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on debt, thereby limiting the availability of the Company’s cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit the Company’s flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place the Company at a competitive disadvantage compared with competitors that are less leveraged; and

•	limit the Company’s ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In addition, the terms of the Company’s Senior Loan, the remaining portions of the 2003 Loans, and the indenture governing the Senior Notes allow the Company, and its New Revolving Credit Facility is expected to allow the Company to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with the Company’s substantial leverage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in stock prices, interest rates and foreign currency exchange rates.

Investments

At September 30, 2003, the Company held an investment of 11.0 million shares of Viacom Stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. The Company entered into a secured forward exchange contract related to 10.9 million shares of the Viacom Stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom Stock, while providing for participation in increases in the fair market value. At September 30, 2003, the fair market value of the Company’s investment in the 11.0 million shares of Viacom Stock was $421.4 million, or $43.66 per share. The secured forward exchange contract protects the Company from market decreases below $56.04 per share, thereby limiting the Company’s market risk exposure related to the Viacom Stock. At per share prices greater than $56.04, the Company retains 100% of the per-share appreciation to a maximum per-share price of $75.66. For per-share appreciation above $75.66, the Company participates in 25.9% of the appreciation.

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

Derivative Financial Instruments

Subsequent to September 30, 2003, and in conjunction with the Company’s offering of $350 million 8% Senior Notes due 2013, the Company terminated its variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Loans which were repaid for a net benefit aggregating approximately $242,000. The Company has also entered into a new interest rate swap with respect to $125 million aggregate principal amount of its $350 million 8% Senior Notes due 2013. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the Senior Notes to LIBOR plus 2.95%. The interest rate swap and the Senior Notes are deemed effective and therefore the hedge is expected to qualify as an effective Fair Value Hedge under SFAS No. 133. If LIBOR was to increase by 100 basis points, the estimated annual impact on the Company’s consolidated financial statements would be approximately $1.3 million.

Outstanding Debt

The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the 2003 Loans, the Nashville Hotel Loans and potentially, with future financing arrangements including, if obtained, the New Revolving Credit Facility. The Company entered into LIBOR rate swaps at the time it closed the 2003 Loans. The swap currently protects the Company from adverse changes in LIBOR. The terms of the LIBOR swap effectively lock LIBOR at 1.48% for year one and 2.09% for year two. The terms of the Nashville Hotel Loans required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company had purchased instruments that cap its exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, the estimated impact on the Company’s consolidated financial statements would be to reduce net income for the three months ended September 30, 2003 by approximately $0.7 million after taxes based on debt amounts outstanding at September 30, 2003.

Cash Balances

Certain of the Company’s outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. The Company does not have significant exposure to changing interest rates on invested cash at September 30, 2003. As a result, the interest rate market risk implicit in these investments at September 30, 2003, if any, is low.

Foreign Currency Exchange Rates

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

Summary

Based upon the Company’s overall market risk exposures at September 30, 2003, the Company believes that the effects of changes in the stock price of its Viacom Stock or interest rates could be material to the Company’s consolidated financial position, results of operations or cash flows. However, the Company believes that the effects of fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosures controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No.
03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership (“Plaintiff” or the “Limited Partnership”) alleges that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Among other things, Plaintiff alleges that the Company failed to make semi-annual payments to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contends that it made the payments due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”), a wholly-owned subsidiary of the Company, under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. Although the Company does not have any obligations to make additional capital contributions to the Limited Partnership under the Partnership Agreement, the Company (along with the other partners in the Limited Partnership) have executed a guarantee of certain of the Limited Partnership’s obligations to the National Hockey League. The Company is vigorously contesting this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement have been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. The Company will continue to vigorously assert its rights in this litigation. Plaintiff has filed a motion for summary judgment, and the parties are proceeding with discovery.

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Inapplicable

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Inapplicable

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

   ITEM 5. OTHER INFORMATION

     Inapplicable

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits following the Signatures page.

(b)	Reports on Form 8-K

(i) A Current Report on Form 8-K, dated July 31, 2003, furnishing a press release under Item 12 announcing financial results for the quarter ended June 30, 2003.

(ii) A Current Report on Form 8-K, dated August 5, 2003, announcing the Company’s Merger Agreement with ResortQuest International, Inc.

(iii) A Current Report on Form 8-K, dated September 18, 2003, reissuing the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended

December 31, 2002 to include the reclassification of the 2002, 2001 and 2000 financial information related to the Company’s radio operations as discontinued operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: November 14, 2003	By:	/s/ Colin V. Reed Colin V. Reed President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel David C. Kloeppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor Rod Connor Senior Vice President, Chief Administrative Officer, and Assistant Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated as of August 4, 2003, among Gaylord Entertainment Company, GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 5, 2003).

2.2	Stock Voting Agreement, dated as of August 4, 2003, by and among ResortQuest International, Inc. and Edward L. Gaylord Revocable Trust, E.K. Gaylord II, Christine Gaylord Everest, Martin C. Dickinson, Michael D. Rose and Colin V. Reed (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on August 5, 2003).

2.3	Stock Voting Agreement, dated as of August 4, 2003, by and among Gaylord Entertainment Company and Joseph V. Vittoria, James S. Olin, William W. Abbott, Jr., Elan J. Blutinger, Michael P. Castellano, David C. Sullivan and Theodore L. Weise (incorporated by reference to Exhibit 99.2 to ResortQuest International, Inc.’s Form 8-K filed with the SEC on August 5, 2003).

10.1	Subordinated Loan and Reimbursement Agreement, dated September 8, 2003, by and between ResortQuest International, Inc. and the Company (incorporated by reference to Exhibit 99.1 to ResortQuest’s Form 8-K filed with the SEC on September 10, 2003).

10.2	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other Guarantors in favor of the Nashville Hockey League.

31.1	Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.