Form 10-K
period 2003-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2004-03-12
CIK 1040829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13079

Gaylord Entertainment Company

(Exact name of registrant as specified in its charter)

Delaware	73-0664379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
One Gaylord Drive, Nashville, Tennessee (Address of Principal Executive Offices)	37214 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(615) 316-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2003 was approximately $469,046,421.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 1, 2004, there were 39,467,814 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2004 are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY

2003 FORM 10-K ANNUAL REPORT

PART I

Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”

Item 1.     Business

We are the only hospitality company focused primarily on the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee, the Gaylord Palms Resort & Convention Center near Orlando, Florida and the Gaylord Texan Resort & Convention Center near Dallas, Texas (scheduled completion date: April 2004). We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. Driven by our “All-in-One-Place” strategy, our award-winning Gaylord branded hotels incorporate not only high quality lodging, but also significant meeting, convention and exhibition space, superb food and beverage options and retail facilities within a single self-contained property. As a result, our properties provide a convenient and entertaining environment for our convention guests. In addition, our custom-tailored, all-inclusive solutions cater to the unique needs of meeting planners.

In order to strengthen and diversify our hospitality business, on November 20, 2003, we acquired ResortQuest International, Inc. (“ResortQuest”) in a stock-for-stock transaction. ResortQuest is a leading provider of vacation condominium and home rental property management services in premier destination resort locations in the United States and Canada, with a branded network of vacation rental properties. ResortQuest currently provides management services to approximately 19,300 vacation rental properties, approximately 17,800 of which are under exclusive management contracts and approximately 1,500 of which are under non-exclusive management contracts.

We also own and operate several attractions in Nashville, including the Grand Ole Opry, a live country music variety show, which is the nation’s longest running radio show and an icon in country music. Our local Nashville attractions provide entertainment opportunities for Nashville-area residents and visitors, including our Nashville hotel and convention guests, while adding to our destination appeal.

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring.

Our operations are organized into four principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; (iii) ResortQuest; and (iv) Corporate and Other. These four business segments — Hospitality, Opry and Attractions Group, ResortQuest, and Corporate and Other — represented approximately 82%, 14%, 4% and 0%, respectively, of total revenues in the calendar year ended December 31, 2003. Financial information by industry segment and our Gaylord hotel properties as of December 31, 2003 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 20) to our Consolidated Financial Statements included in this annual report on Form 10-K.

Strategy

Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering additional vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the $86 billion large group meetings market. Our properties and service are designed to appeal to meeting planners who arrange these large group meetings. As a result of the ResortQuest acquisition, we operate a leading provider of vacation, condominium and home rental management services with approximately 19,300 vacation rental properties under management. The Grand Ole Opry is one of the brands best-known by the “country lifestyle” consumer, which we estimate to be approximately 70 million people in the United States.

“All-in-One-Place” Product Offering. Through our “All-in-One-Place” strategy, our Gaylord branded hotels incorporate meeting and exhibition space, signature guest rooms, award-winning food and beverage offerings, fitness facilities and other attractions within a large hotel property so our attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and our guests, while at the same time allowing us to capture a greater share of their event spending. It is through this strategy of a self-contained destination dedicated primarily to the meetings industry that our Gaylord Opryland hotel in Nashville and our Gaylord Palms hotel in Florida claim a place among the leading convention hotels in the country.

Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms in January 2002, and are scheduled to open the new Gaylord Texan in April 2004. In 2001, we refocused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group clients to meet in different parts of the country each year. In addition, we establish relationships with new customers as we increase our geographic reach. For example, upon opening the Gaylord Palms, we added new association clients such as the North American Veterinarian Association. There is a significant opportunity to establish strong relationships with new customers and rotate them to our other properties. For example, the National Collegiate Athletic Association (“NCAA”) has contracted for approximately 25,000 room nights among our Gaylord branded hotels over the next 5 years.

Leverage Brand Name Awareness. We believe that the Grand Ole Opry is one of the most recognized entertainment brands within the United States. We promote the Grand Ole Opry name through a number of media outlets including our WSM-AM radio station, the Internet, television and performances by the Grand Ole Opry’s members, many of whom are renowned country music artists. In addition to these long-standing promotion media, we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners such as Great American Country (GAC) cable television channel, Westwood One Radio Network and Sirius Satellite Radio in an effort to foster brand extension. We are currently exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Capitalize on the ResortQuest Acquisition. We believe the combination of Gaylord and ResortQuest has formed a stronger, more diversified hospitality company with the ability to offer a broader range of accommodations to existing and potential customers. We believe that there are significant opportunities to cross-sell hospitality products by offering ResortQuest’s vacation properties to our “country lifestyle” consumers and introducing our hotels and “country lifestyle” offerings to ResortQuest’s customers. Drawing upon the experience of our combined management teams, we believe that we can more fully develop the ResortQuest brand and take advantage of future growth opportunities through increased scale, improved operational efficiency and access to additional sources of capital. In addition, we have identified a number of cost saving opportunities and synergies, including eliminating redundant functions and optimizing the combined company’s infrastructure.

Industry Description

According to Tradeshow Week, the large group meetings market generated approximately $86 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to have generated approximately $15 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings typically have at least 25,000 square feet of exhibit space, often have more than 1,000 guest rooms and, on average, contain approximately 119,000 square feet of exhibit space, 94,000 square feet of meeting space and 40 meeting rooms.

The large group meetings market is comprised of approximately one million events annually, of which approximately 80% are corporate meetings and 18% are association meetings. The large majority of these events requires less than 250,000 square feet of exhibit or meeting space, with only 8% requiring over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because associations and trade shows generally select their sites 2 to 5 years in advance, thereby increasing earnings visibility, the convention hotel segment of the lodging industry is more predictable and less susceptible to economic downturns than the general lodging industry.

A number of factors contribute to the success of a convention center hotel, including the following: the availability of sufficient meeting and exhibit space to satisfy large group users; the availability of rooms at competitive prices; access to quality entertainment and food & beverage venues; destination appeal; appropriate regional professional and consumer demographics; adequate loading docks, storage facilities and security; ease of site access via air and ground transportation; and the quality of service provided by hotel staff and event coordinators. The ability to offer as many of these elements within close proximity of each other is important in order to reduce the organizational and logistical planning efforts of the meeting planner. The meeting planner, who acts as an intermediary between the hotel event coordinator and the group scheduling the event, is typically a convention hotel’s direct customer. Effective interaction and coordination with meeting planners is key to booking events and generating repeat customers.

Largest Hotel Exhibit Hall Rankings 2003

		Total		Total
		Exhibit Space	Number of	Meeting Space
Facility	City	(sq. ft.)	Meeting Rooms	(sq. ft.)

Sands Expo	Las Vegas, NV	1,125,600	146	231,477
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000	84	248,655
Wyndham Anatole Hotel	Dallas, TX	315,000	73	187,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	288,972	85	300,000
Hyatt Regency Chicago’s Riverside Center	Chicago, IL	225,000	71	115,000
MGM Grand Hotel & Conference Center	Las Vegas, NV	210,000	60	315,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000
Reno Hilton	Reno, NV	190,000	40	110,000
Gaylord Texan Resort & Convention Center*	Grapevine, TX	179,800	69	180,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	178,500	61	200,000

Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2003

*	Scheduled to open in April 2004.

Hospitality

Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings.

This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland in Nashville one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002. We are scheduled to open our new Gaylord Texan in April 2004, and have the option to purchase land for the development of a hotel in the Washington, D.C. area. We believe that our new convention hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. Gaylord also anticipates that our new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States. Designed with the lavish gardens and magnificent charm of a glorious Southern mansion, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Springhouse Golf Club (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 121,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. We opened Gaylord Palms in January 2002. Gaylord Palms has 1,406 signature guest rooms and approximately 360,000 square feet of total meeting and exhibit space. The hotel is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a full-service spa, with 20,000 square feet of dedicated space and 15 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. We began construction on our new Gaylord Texan in June 2000, and the hotel is scheduled to open in April 2004. The 1,511 room hotel and convention center is located eight minutes from the Dallas/ Fort Worth International Airport. Like its sister property in Kissimmee, Florida, our Texas hotel will feature a grand atrium enclosing several acres as well as over 360,000 square feet of pre-function, meeting and exhibition space all under one roof. The property will also include a number of themed restaurants with an additional restaurant located on the point overlooking Lake Grapevine.

Gaylord Hotels Development Plan. In January 2000, we announced plans to develop a Gaylord hotel on property to be acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We have entered into a purchase agreement with respect to the site of our proposed development. The purchase agreement is subject to designated closing conditions and provides for liquidated damages, currently in the amount of $1.0 million, in the event we elect not to purchase the property once the closing conditions have been satisfied. This project is subject to the availability of financing and resolution of certain zoning issues and final approval of Gaylord’s board of directors. Gaylord’s management is also considering other sites to locate future Gaylord Hotel properties.

Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In March 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.

Opry and Attractions Group

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 75th anniversary in 2000, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis.

The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.

Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on terrestrial radio via Westwood One and WSM-AM, worldwide on the Armed Forces Radio Network, on satellite radio via Sirius Satellite Radio and on television via the Great American Country network and CMT-Canada. The broadcast of the Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. The television broadcast schedule on the Great American Country network will include 52 weekly telecasts airing on Saturday nights at 8 p.m. EST and repeating three times on weekends and twice on Tuesday evenings. The Grand Ole Opry is also re-aired on 205 radio stations across the country through syndication of “America’s Grand Ole Opry Weekend,” which is distributed by Westwood One. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, was recently designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2003 to January 2004. In 2003, the Ryman Auditorium was named “Theatre of the Year” by Pollstar Concert Industry Awards.

The General Jackson Showboat. We operate the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that Gaylord makes available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Opryland complex and the Nashville area.

The Springhouse Golf Club. Home to a Senior PGA Tour event from 1994 to 2003 and minutes from Gaylord Opryland, the Springhouse Golf Club was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 450 guests.

The Wildhorse Saloon. Since 1994, we have owned and operated the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three-story facility includes a dance floor of approximately 2,500 square feet, as well as a restaurant and banquet facility that can accommodate up to 2,000 guests.

Corporate Magic. In March 2000, we acquired Corporate Magic, Inc., a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace. We believe the event and corporate entertainment planning function of Corporate Magic complements the meeting and convention aspects of our Gaylord Hotels business.

WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Gaylord’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Gaylord Opryland complex in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station’s signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada.

On July 21, 2003, we, through our wholly-owned subsidiary Gaylord Investments, Inc., sold the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. for $62.5 million in cash, and Gaylord entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $2.5 million in cash. Under the joint sales agreement with Cumulus, Cumulus will sell all of the commercial advertising on WSM-AM and provide certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

ResortQuest

ResortQuest’s rental properties are generally second homes or investment properties owned by individuals who assign to ResortQuest the responsibility of managing, marketing and renting their properties. ResortQuest earns management fees as a percentage of the rental income from each property, but generally has no ownership interest in the properties. In addition to the vacation property management business, ResortQuest offers real estate brokerage services and other rental and property owner services. ResortQuest has also developed an industry leading proprietary vacation rental management software, First Resort Software, with over 900 licenses sold to vacation property management companies.

ResortQuest provides value-added services to both vacationers and property owners. For vacationers, ResortQuest offers the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel, such as centralized billing, check-in and housekeeping services. For property owners, ResortQuest offers a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. Property owners also benefit from ResortQuest’s QuestPerks program, which offers benefits such as discounts on lodging, air travel and car rentals. To manage guests’ expectations, ResortQuest has developed and implemented a five-tier rating system that segments its property portfolio into five categories: Quest Home, Platinum, Gold, Silver and Bronze.

Utilizing its marketing database, ResortQuest markets its properties through cable television ad campaigns and various other media channels. ResortQuest has significant distribution through ResortQuest.com, its proprietary website offering “real-time” reservations, and its inventory distribution partnerships that include Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others. ResortQuest is constantly enhancing its website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

Corporate and Other

Bass Pro Shops. We own a 19.1% interest in Bass Pro, Inc. Bass Pro, Inc. owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations.

Nashville Predators. As of December 31, 2003, we own a 10.5% interest in the Nashville Hockey Club Limited Partnership, a limited partnership that owns the Nashville Predators, a National Hockey League franchise that began its sixth season in the fall of 2003. In July of 2002 and 2003 respectively, we exercised the first two of our three put options, each of which gives us the right to require that the limited partnership repurchase one-third of its interest in the partnership. To date, the limited partnership has not completed this repurchase. In August 1999, we entered into a Naming Rights Agreement with the limited partnership whereby we purchased the right to name the Nashville Arena the “Gaylord Entertainment Center” and to place certain advertising within the arena. Under the agreement, which has a 20-year term, we are required to make annual payments, beginning at $2,050,000 in the first year and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. We contend that we made the payment due under the Naming Rights Agreement by way of set off against obligations owed pursuant to the put option. We currently are in litigation with the Nashville Hockey Club Limited Partnership to resolve the disputes regarding the team ownership and the naming rights for the Gaylord Entertainment Center. See “Legal Proceedings” below.

Viacom. We hold an investment of approximately 11 million shares of Viacom Class B common stock (“Viacom stock”), which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2003, the fair market value of our investment in the shares of Viacom stock was $480.4 million, or $43.66 per share. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $75.30 per share, as of December 31, 2003. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $75.30 per share, the Company will participate in the appreciation at a rate of 25.93%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Implementation of Strategic Direction

During the second quarter of 2001, we hired a new Chairman of the Board and a new Chief Executive Officer. Once the new senior management team was in place, they devoted a significant portion of 2001 to reviewing the many different businesses they inherited when they joined the Company. After significant review, it was determined that, while we had four business segments for financial reporting purposes (Hospitality, Opry and Attractions Group, Media, consisting of our radio stations and other media assets, and Corporate and Other), the future direction of the Company would be based on two core asset groups, which were aligned as follows: (i) Hospitality Core Asset Group: consisting of the Gaylord Hotels and the various attractions that provide entertainment to guests of the hotels and (ii) Opry Core Asset Group: consisting of the Grand Ole Opry, WSM-AM radio, and the Ryman Auditorium.

As a result, it was determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/ CMT International, Oklahoma RedHawks, Opry Mills, GET Management, WSM-FM and WWTN (FM) were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company as reflected in the following table:

		Net Proceeds
		From Sale
Business Sold	Date	(Cash and Other)

		(in millions)
Interest in Oklahoma RedHawks	November 17, 2003	$6.0
WSM-FM and WWTN(FM)	July 21, 2003	62.5
Music Country/CMT International	February 25, 2003	3.7
Acuff-Rose Music Publishing	August 27, 2002	157.0
Opry Mills 33.3% Partnership Interest	June 28, 2002	30.8
Word Entertainment	January 4, 2002	84.0
Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group and Gaylord Event Television	March 9, 2001	42.0 (1)

(1)	Shortly after the closing, the Oklahoma Publishing Company, or OPUBCO, which purchased these assets, asserted that the Company breached certain representations and warranties in the purchase agreement. The Company entered into settlement negotiations pursuant to which the Company paid OPUBCO an aggregate of $825,000.

Gaylord Digital, Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television, Gaylord Production Company, Z Music and the Opryland River Taxis, also not core assets of the Company, had previously been sold or otherwise disposed of by the Company. Remaining businesses to be sold include the Company’s interests in the Nashville Predators and certain miscellaneous real estate holdings. Management has yet to make a final decision as to whether to sell its minority interest in Bass Pro Shops, which it has determined to be a non-core asset. Following the decision to divest certain businesses, we restructured the corporate organization to streamline operations and remove duplicative costs. The Opryland Hospitality management group was combined with the Corporate management group and all Nashville management employees were consolidated into the Company’s Wendell Office Building.

Employees

As of December 31, 2003, we had approximately 7,200 full-time and 2,650 part-time and temporary employees. Of these, approximately 3,650 full-time and 1,020 part-time employees were employed in Hospitality; approximately 300 full-time and 560 part-time employees were employed in Opry and Attractions Group; approximately 3,000 full-time and 1,000 part-time employees were employed in ResortQuest; and approximately 250 full-time and 70 part-time employees were employed in Corporate and Other. After the opening of the Gaylord Texan in April of 2004, it is anticipated that an additional 1,450 employees will be employed in Hospitality. The Company believes its relations with its employees are good.

Competition

Hospitality

The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 84 convention hotels located outside of Las Vegas, Nevada that have more than 800 rooms each and a significant amount of meeting and exhibit space. Many of these hotels are operated by companies with greater financial, marketing, and human resources than the Company. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. Our hotels also compete against municipal convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).

The hotel business is management and marketing intensive. The Gaylord Hotels compete with other hotels throughout the United States for high quality management and marketing personnel. There can be no assurance that the Company’s hotels will be able to attract and retain employees with the requisite managerial and marketing skills.

Opry and Attractions

The Grand Ole Opry and other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control including economic conditions, the amount of available leisure time, transportation cost, public taste, and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. WSM-AM competes for advertising revenues with other radio stations in the Nashville market on the basis of formats, ratings, market share, and the demographic makeup of their audience. Advertising rates of WSM-AM are based principally on the size, market share, and demographic profile of its listening audiences. WSM-AM primarily competes for both audience share and advertising revenues and also competes with the Internet, newspapers, billboards, cable networks, local cable channels, and magazines for advertising revenues. Management competence and experience, station frequency signal coverage, network affiliation, effectiveness of programming format, sales effort, and level of customer service are all important factors in determining competitive position. Under a joint sales agreement with

Cumulus, we continue to own and operate WSM-AM, and Cumulus sells all commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services for a specified fee.

ResortQuest

The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We believe that the principal competitive factors in attracting vacation property renters are:

•	market share and visibility;

•	quality, cost and breadth of services and properties provided; and

•	long-term customer relationships.

The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and the ability to provide comprehensive management services at competitive prices. ResortQuest competes for vacationers and property owners primarily with over 4,000 individual vacation rental and property management companies that typically operate in a limited geographic area. Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

ResortQuest also competes for vacationers with large hotel and resort companies. Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and acquisition growth objectives as well as our operating strategies focused on increasing the profitability of our existing and subsequent acquisitions.

Regulation and Legislation

Hospitality

The Gaylord Hotels and the Radisson Hotel at Opryland are subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. We believe that we are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of the Company’s Hospitality Group segment.

Opry and Attractions Group

WSM-AM is subject to regulation under the Communications Act of 1934, as amended (the “Communications Act”). Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations.

Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is not aware of any reason why its radio station license should not be renewed.

The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time, and the Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect on the Company of any such changes.

ResortQuest

The operations of ResortQuest are subject to various federal, state, local and foreign laws and regulations, including licensing requirements applicable to real estate operations and the sale of alcoholic beverages, laws and regulations relating to consumer protection and local ordinances. Many states have adopted specific laws and regulations which regulate our activities, such as:

•	anti-fraud laws;

•	real estate and travel services provider license requirements;

•	environmental laws;

•	telemarketing and consumer privacy laws; and

•	the Fair Housing Act.

The agencies involved in enforcing these laws and regulations have the power to limit, condition, suspend, or revoke any such license or activity by ResortQuest, and any disciplinary action or revocation affecting a significant portion of the operations of ResortQuest could have an adverse effect upon the results of operations of ResortQuest.

Additional Information

Our web site address is www.gaylordentertainment.com. Please note that our web site address is provided as an inactive textual reference only. We make available free of charge through our web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Risk Factors

You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this annual report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this “Business” section and elsewhere in this annual report on Form 10-K are “forward-looking statements.”

The successful implementation of our business strategy depends on the timely completion of our new Texas hotel, our ability to generate cash flows from our existing operations and other factors.

We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States; on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre; and our recently acquired ResortQuest vacation rental and property management business. The success of our future operating results depends on our ability to implement our business strategy by successfully operating Gaylord Opryland and the Gaylord Palms and completing and successfully operating the Gaylord Texan, which is under construction, and by further exploiting our attractions assets and our vacation rental business. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

•	our ability to complete the construction of the new Gaylord Texan on schedule and to achieve positive cash flow from operations within the anticipated ramp-up period;

•	our ability to generate cash flows from existing operations;

•	our ability to hire and retain hotel management, catering and convention-related staff for our hotels and staff for our vacation rental offices;

•	our ability to capitalize on the strong brand recognition of certain of our Opry and Attractions assets; and

•	the continued popularity and demand for country music.

If we are unable to successfully implement the business strategies described above, our cash flows and net income may be reduced.

Our hotel and convention business and our vacation rental and property management business are subject to significant market risks.

Our ability to continue to successfully operate the Gaylord Opryland, the Gaylord Palms, and the new Gaylord Texan upon its completion, and to operate our ResortQuest vacation rental business, is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee area; the Orlando, Florida area; and the Dallas, Texas area as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels or vacation rental properties we manage;

•	the hotel and convention business is highly competitive, and Gaylord Palms is operating, and our new Gaylord Texan hotel will operate, in an extremely competitive market for convention and tourism business;

•	our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality; and

•	the vacation rental and property management business is highly competitive and has low barriers to entry, and we compete primarily with local vacation rental and property management companies located in its markets, some of whom are affiliated with the owners or operators of resorts where these competitors provide their services or which may have lower cost structures and may provide their services at lower rates.

Our recent acquisition of ResortQuest International, Inc., which we completed on November 20, 2003, involves substantial risks.

The ResortQuest acquisition involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the ResortQuest acquisition and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company. In addition, we may be unable to achieve the anticipated cost savings from the

ResortQuest acquisition for many reasons. Gaylord and ResortQuest have incurred substantial expenses, such as legal, accounting and financial advisor fees, in connection with the acquisition.

Unanticipated costs of hotels we open in new markets may reduce our operating income.

As part of our growth plans, we may open or acquire new hotels in geographic areas in which we have little or no operating experience and in which potential customers may not be familiar with our business. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new hotel properties, they may attract fewer customers than our existing hotels. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. The new hotels may even operate at a loss. Even if we are able to attract enough customers to our new hotel properties to operate them at a profit, it is possible that those customers could simply be moving future meetings or conventions from our existing hotel properties to our new hotel properties. Thus, the opening of a new hotel property could reduce the revenue of our existing hotel properties.

Our hotel development is subject to timing, budgeting and other risks.

We intend to develop additional hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	the availability and cost of capital; and

•	governmental restrictions on the nature or size of a project or timing of completion.

In particular, the terms of our new revolving credit facility require us to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. Our development projects may not be completed on time or within budget.

Our real estate investments are subject to numerous risks.

Because we own hotels and attractions properties, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our operating income will be reduced.

Our hotel and vacation rental properties are concentrated geographically and our revenues and operating income could be reduced by adverse conditions specific to our property locations.

Our existing hotel properties are located predominately in the southeastern United States. As a result, our business and our financial operating results may be materially affected by adverse economic, weather or business conditions in the Southeast. In addition, our ResortQuest vacation rental business manages properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado. Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, may have an adverse impact on our ResortQuest operations.

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law.

Our operating income may be reduced by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

Our properties are subject to environmental regulations that could impose significant financial liability on us.

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in the properties we currently own or operate or those we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

Any failure to attract, retain and integrate senior and managerial level executives could negatively impact our operations and development of our properties.

During 2001, we appointed a new Chairman and a new Chief Executive Officer and had numerous changes in senior management. Our future performance depends upon our ability to attract qualified senior executives and to retain their services. Our future financial results also will depend upon our ability to attract and retain highly skilled managerial and marketing personnel in our different areas of operation. Competition for qualified personnel is intense and is likely to increase in the future. We compete for qualified personnel against companies with significantly greater financial resources than ours.

We have certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no market, and these investments may not be profitable.

We have certain minority investments which are not liquid and over which we have no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Viacom, Bass Pro and the Nashville Predators. When we make these investments, we sometimes extend guarantees related to such investments. For example, in connection with our investment in the Nashville Predators, we agreed to guarantee, severally and jointly with other investors, up to $15.0 million of specified obligations. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a market for those interests restricts our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. In addition, we may enter into joint venture arrangements. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.

We are subject to risks relating to acts of God, terrorist activity and war.

Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

We face risks related to an SEC investigation.

In March 2003, we restated our historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to our income tax accrual and a change in the manner in which we accounted for our investment in the Nashville Predators. We have been advised by the SEC staff that it is conducting a formal investigation into the financial results and transactions that were the subject of our restatement. The SEC staff is reviewing documents provided by us and our independent accountants and has taken or will take testimony from former and current employees of the Company. We have been cooperating with the SEC staff and intend to continue to do so. Nevertheless, if the SEC makes a determination adverse to us, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

The hospitality industry and the vacation and property management industry are heavily regulated, including with respect to food and beverage sales, real estate brokerage licensing, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.

Our hotel operations are subject to numerous laws, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of premises. Our vacation rental operations are also subject to licensing requirements applicable to real estate operations, laws and regulations relating to consumer protection and local ordinances. We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. The success of expanding our hotel operations also depends upon our obtaining necessary building permits and zoning variances from local authorities. Compliance with these laws is time intensive and costly and may reduce our revenues and operating income.

If vacation rental property owners do not renew a significant number of property management contracts, revenues and operating income from our ResortQuest vacation rental business would be reduced.

Through our ResortQuest vacation rental business, we provide rental and property management services to property owners pursuant to management contracts, which generally have one-year terms. The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time. If property owners do not renew a significant number of management contracts or if we are unable to attract additional property owners, revenues and operating income for our ResortQuest business may be reduced. In addition, although most of its contracts are exclusive, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis.

Our substantial debt could reduce our cash flow and limit our future business activities.

We currently have a significant amount of debt. As of December 31, 2003, we had $548.8 million of total debt, and stockholders’ equity of $904.5 million. Our substantial amount of debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations under our existing indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place us at a competitive disadvantage compared with competitors that are less leveraged; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In addition, the terms of our Nashville hotel loan, our new revolving credit facility and the indenture governing our 8% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $71.8 million, $37.8 million and $167.3 million for the years ended December 31, 2003, 2001 and 2000.

To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, or repay or refinance, our debt, including any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our Nashville hotel loan and our new revolving credit facility and our other debt agreements, including the indenture governing our 8% senior notes due 2013 and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios and complete construction of the Gaylord Texan in Grapevine, Texas in 2004. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our new revolving credit facility or from other sources in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs.

In addition, we will be required to refinance our Nashville hotel loan ($199.2 million outstanding as of December 31, 2003), which matures in 2004, subject to extension to 2006, and our new revolving credit facility which matures in 2006. At the expiration of the secured forward exchange contract relating to shares of Viacom stock we own, we will be required to incur additional debt or use any cash on hand to pay the estimated $156.0 million deferred tax payable at that time. We cannot assure you that we will be able to refinance any of our debt, including our Nashville hotel loan and our new revolving credit facility or finance the deferred taxes on our Viacom stock on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; and/or

•	negotiations with our lenders to restructure the applicable debt.

Our credit agreements, the indenture governing our 8% senior notes and the indenture governing any future debt securities we issue may restrict, or market or business conditions may limit, our ability to do some of these things.

The agreements governing our debt, including our 8% senior notes due 2013 and our senior secured loans, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our existing agreements, including our new revolving credit facility, our Nashville hotel loan and our 8% senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and limit or prohibit our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures; and

•	require our subsidiaries to pay dividends and make other distributions to us.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our new revolving credit facility requires us to meet certain conditions relating to the Gaylord Texan in Grapevine, Texas by June 30, 2004. In particular, we are required to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. Failure to meet these conditions on schedule could result in a default and acceleration of any borrowings under our new revolving credit facility.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2003. All officers serve at the discretion of the Board of Directors.

Name	Age	Position

Michael D. Rose	62	Chairman of the Board of Directors
Colin V. Reed	56	President and Chief Executive Officer
David C. Kloeppel	34	Executive Vice President and Chief Financial Officer
Jay D. Sevigny	44	Executive Vice President and Chief Operating Officer, Gaylord Hotels
John P. Caparella	46	Senior Vice President and General Manager, Gaylord Palms Resort and Convention Center
James S. Olin	44	Executive Vice President and Chief Executive Officer, ResortQuest
Carter R. Todd	46	Senior Vice President, Secretary and General Counsel
Rod Connor	51	Senior Vice President and Chief Administrative Officer

The following is additional information with respect to the above-named executive officers.

Michael D. Rose has served as Chairman of the Board of the Company since April 2001. Prior to that time, he was a private investor, and prior to December 1997, he was Chairman of the Board of Promus Hotel Corporation, Memphis, Tennessee, a franchiser and operator of hotel brands. Prior to January 1997, Mr. Rose was also Chairman of the Board of Harrah’s Entertainment, Inc., an owner and manager of casinos in the United States. Mr. Rose is also a director of five other public companies, Darden Restaurants, Inc., an owner and operator of casual dining restaurants, FelCor Lodging Trust, Inc., a hotel real estate investment trust, First Tennessee National Corporation, a bank holding company, General Mills, Inc., a producer of packaged consumer foods, and Stein Mart, Inc. an owner and operator of retail apparel stores.

Colin V. Reed was elected President and Chief Executive Officer and a director of the Company in April 2001. Prior to that time, he was a member of the three-executive Office of the President of Harrah’s Entertainment since May 1999 and the Chief Financial Officer of Harrah’s Entertainment since April 1997. Mr. Reed was a director of Harrah’s Entertainment from 1998 to May 2001. He was Executive Vice President of Harrah’s Entertainment from September 1995 to May 1999 and has served in several other management positions with Harrah’s Entertainment and its predecessor, Holiday Corp., since 1977. As part of his duties at Harrah’s Entertainment, Mr. Reed served as a director and Chairman of the Board of JCC Holding Company, an entity in which Harrah’s Entertainment held a minority interest. On January 4,

2001, JCC Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. Mr. Reed is a director of Rite Aid Corporation, an owner and operator of retail drugstores.

David C. Kloeppel is the Company’s Executive Vice President and Chief Financial Officer. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University’s Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics.

Jay D. Sevigny is Executive Vice President of the Company and Chief Operating Officer, Gaylord Hotels, positions he has held since January 2004. From February 2002 until December 2003, Mr. Sevigny served as President of the Company’s Gaylord Opryland Resort and Convention Center in Nashville. Mr. Sevigny was hired in October 2001 as the Senior Vice President in charge of the Company’s Marketing and Attractions. Prior to joining the Company, Mr. Sevigny worked in different capacities for Harrah’s Entertainment, most recently as Division President Hotel/ Casino in Las Vegas during 2000 and 2001, and as President and Chief Operating Officer of Harrah’s New Orleans casino operations from 1998 to 2000. From 1997 to 1998, Mr. Sevigny was President of Midwest Operations for Station Casino in Kansas City, Missouri. Mr. Sevigny has a finance degree from the University of Nevada and is enrolled in the Executive MBA Program at Vanderbilt University’s Owen Graduate School of Management.

John P. Caparella is a Senior Vice President of the Company and the General Manager of Gaylord Palms Resort and Convention Center, positions he has held since joining the Company in November 2000. Prior to such time, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of consumer brands relating to movies, sports and other entertainment-based themes, in Orlando, Florida since September 1997. Before joining Planet Hollywood, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton’s corporate headquarters. Mr. Caparella is a graduate of the State University of New York at Delhi.

James S. Olin has served as Executive Vice President of the Company and Chief Executive Officer of the Company’s ResortQuest subsidiary since the Company’s acquisition of ResortQuest International, Inc. in November 2003. Prior to such time, Mr. Olin was Chief Executive Officer and President of ResortQuest, positions he had held since October 2002 and April 2002, respectively. Mr. Olin held the position of Executive Vice President and Chief Operating Officer of ResortQuest from January 2000 until April 2002. Mr. Olin was formerly President of Abbott Resorts, Inc., one of the predecessor entities of ResortQuest, from 1992 to January 2000. Mr. Olin’s employment with the Company ended on March 10, 2004.

Carter R. Todd joined Gaylord Entertainment Company in July 2001 as the Company’s Senior Vice President, General Counsel and Secretary. Prior to that time, he was a Corporate and Securities partner in the Nashville office of the regional law firm Baker, Donelson, Bearman & Caldwell. Mr. Todd has practiced law in Nashville since 1982 and is a graduate of Vanderbilt University School of Law and Davidson College.

Rod Connor is Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 30 years.

Item 2.	Properties

We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. We own the land and improvements that comprise the Opryland complex in Nashville, Tennessee, which are composed of the properties described below. We also own the former offices and television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 84,000 square feet of space. These facilities were previously leased to CBS through September 30, 2002. Gaylord believes that its present facilities for each of its business segments are generally well maintained.

Hospitality

The Opryland complex includes the site of Gaylord Opryland (approximately 172 acres). In connection with our Nashville hotel loan, a first mortgage lien was granted on Gaylord Opryland, including the site on which it stands. Gaylord has leased a 65-acre tract in Osceola County, Florida, on which Gaylord Palms is located pursuant to a 75 year ground lease with a 24 year renewal option. Gaylord has granted a leasehold mortgage to the lender under its revolving credit facility. Gaylord has acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 25 acres), on which the Gaylord Texan in Grapevine, Texas is being constructed.

Opry and Attractions

We own the General Jackson Showboat’s docking facility and the Opry House, both of which are located within the Opryland complex. We also own the Springhouse Golf Club, an 18-hole golf course situated on over 200 acres and the 6.7-acre site of the Radisson Hotel at Opryland, both of which are located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility. We own WSM Radio’s offices and studios, which are also located within the Opryland complex.

ResortQuest

ResortQuest has approximately 200 properties in over 50 locations in 17 states in the U.S. and one province in Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own approximately 40 of these facilities and lease approximately 160 properties. We consider all of these owned and leased properties to be suitable and adequate for the conduct of our business.

Item 3.	Legal Proceedings

We are a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that we failed to honor our payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that we failed to make a semi-annual payment to Plaintiff in the amount of $1,186,565.50 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. We contended that we effectively fulfilled our obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to us. We vigorously contested this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring us to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of our put option have not been met. Gaylord intends to appeal this decision and continue to vigorously assert its rights in this litigation. Because we continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement will not affect our results of operation.

One of our ResortQuest subsidiaries is a party to the lawsuit styled Awbrey et al. v. Abbott Realty Services, Inc., Case No. 02-CA-1203, now pending in the Okaloosa County, Florida Circuit Court. The plaintiffs are owners of 16 condominium units at the Jade East condominium development in Destin, Florida, and they have filed suit alleging, among other things, nondisclosure and misrepresentation by our real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek unspecified damages and a jury trial. We have filed pleadings denying the Plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the Plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the original condominium’s developer. We have also filed a motion for summary judgment which has been set for hearing in May 2004. At this stage it is difficult to ascertain the likelihood of an unfavorable outcome. The damages sought by each Plaintiff are in excess of $200,000, making the total exposure to the sixteen unit owners in excess of $3.2 million. Those damages are disputed by the Company as overstated and unproven, and we intend to vigorously defend this case.

We maintain various insurance policies, including general liability and property damage insurance, as well as workers’ compensation, business interruption, and other policies, which we believe provide adequate coverage for the risks associated with our range of operations. Various of our subsidiaries are involved in lawsuits incidental to the ordinary course of their businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. We believe that we are adequately insured against these claims by our existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect on our financial position or results of operations.

We may have potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”), for response costs at two Superfund sites. The liability relates to properties formerly owned by our predecessor. In 1991, OPUBCO assumed these liabilities and agreed to indemnify us for any losses, damages, or other liabilities incurred by it in connection with these matters. We believe that OPUBCO’s indemnification will fully cover our Superfund liabilities, if any, and that, based on our current estimates of these liabilities, OPUBCO has sufficient financial resources to fulfill its indemnification obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders on November 18, 2003 (the “Special Meeting”) to: (i) approve the issuance of shares of common stock under the Agreement and Plan of Merger dated as of August 4, 2003, by and among the Company, GET Merger Sub, Inc. and ResortQuest (“Proposal 1”), and (ii) adjourn the Special Meeting to a later date, if necessary, to solicit additional proxies if there were not sufficient votes in favor of Proposal 1 (“Proposal 2”). The following table sets forth the number of votes cast for, against, and withheld/abstained with respect to each of the proposals, both of which were approved at the Special Meeting:

Number of votes cast for Proposal 1:	23,024,828
Number of votes cast against Proposal 1:	438,628
Number of abstentions:	4,913,371

Number of votes cast for Proposal 2:	19,498,922
Number of votes cast against Proposal 2:	3,878,810
Number of abstentions:	4,999,114

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2003		2002

	High	Low	High	Low

First Quarter	$21.02	$16.55	$26.98	$22.10
Second Quarter	24.44	17.10	29.26	21.76
Third Quarter	26.24	17.70	23.05	17.90
Fourth Quarter	30.60	24.55	21.35	16.16

There were approximately 2,302 record holders of our common stock as of March 1, 2004.

We have not paid dividends on our common stock during the 2002 or 2003 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.

The following table includes information about our stock option plans as of December 31, 2003:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

(in thousands, except per share data)
Equity compensation plans approved by security holders	3,743,617	$24.88	2,113,252
Equity compensation plans not approved by security holders(1)	—	—	—

(1)	In connection with our acquisition of ResortQuest on November 20, 2003, we assumed the obligations of ResortQuest under its Amended and Restated 1998 Long-Term Incentive Plan. As of December 31, 2003, there were 416,292 shares of our common stock reserved for issuance upon the exercise of options previously granted under this stock option plan. No additional options to purchase our common stock will be issued under this plan.

Item 6.	Selected Financial Data

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL DATA

The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2003, 2002 and 2001 and for each of the three years in the period ended December 31, 2003 was derived from our audited consolidated financial statements. The selected financial information as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with our consolidated financial statements and related notes included herein.

	Years Ended December 31,

	2003		2002		2001		2000		1999

INCOME STATEMENT DATA:
Revenues:
Hospitality	$369,263		$339,380		$228,712		$237,260		$239,248
Opry and Attractions	61,433		65,600		67,064		69,283		97,839
ResortQuest	17,920		—		—		—		—
Corporate and Other	184		272		290		64		5,318

Total revenues	448,800		405,252		296,066		306,607		342,405

Operating expenses:
Operating costs	276,937		254,583		201,299		210,018		220,088
Selling, general and administrative	117,178		108,732		67,212		89,052		74,004
Preopening costs(1)	11,562		8,913		15,927		5,278		1,892
Gain on sale of assets(2)	—		(30,529)		—		—		—
Impairment and other charges	856	(6)	—		14,262	(6)	75,660	(6)	—
Restructuring charges	—		(17	)(4)	2,182	(4)	12,952	(4)	2,786	(4)
Merger costs	—		—		—		—		(1,741	)(9)
Depreciation and amortization:
Hospitality	46,536		44,924		25,593		24,447		22,828
Opry and Attractions	5,129		5,778		6,270		13,955		11,159
ResortQuest	1,186		—		—		—		—
Corporate and Other	6,099		5,778		6,542		6,257		6,870

Total depreciation and amortization	58,950		56,480		38,405		44,659		40,857

Total operating expenses	465,483		398,162		339,287		437,619		337,886

Operating income (loss):
Hospitality	42,347		25,972		34,270		45,478		43,859
Opry and Attractions	(600)		1,596		(5,010)		(44,413	)(8)	(8,183)
ResortQuest	(2,616)		—		—		—		—
Corporate and Other	(43,396)		(42,111)		(40,110)		(38,187)		(28,220)
Preopening costs(1)	(11,562)		(8,913)		(15,927)		(5,278)		(1,892)
Gain on sale of assets(2)	—		30,529		—		—		—
Impairment and other charges	(856	)(6)	—		(14,262	)(6)	(75,660	)(6)	—
Restructuring charges	—		17	(4)	(2,182	)(4)	(12,952	)(4)	(2,786	)(4)
Merger costs	—		—		—		—		1,741	(9)

Total operating income (loss)	(16,683)		7,090		(43,221)		(131,012)		4,519

	Years Ended December 31,

	2003	2002		2001	2000	1999

Interest expense, net of amounts capitalized	(52,804)	(46,960)		(39,365)	(30,307)	(15,047)
Interest income	2,461	2,808		5,554	4,046	5,922
Unrealized gain (loss) on Viacom stock	39,831	(37,300)		782	—	—
Unrealized (loss) gain on derivatives, net	(33,228)	86,476		54,282	—	—
Other gains and losses	2,209	1,163		2,661	(3,514)	586,371	(10)(11)

Income (loss) from continuing operations before income taxes	(58,214)	13,277		(19,307)	(160,787)	581,765
Provision (benefit) for income taxes	(24,669)	1,318		(9,142)	(52,331)	172,831

Income (loss) from continuing operations	(33,545)	11,959		(10,165)	(108,456)	408,934
Gain (loss) from discontinued operations, net of taxes(3)	34,371	85,757		(48,833)	(47,600)	(15,280)
Cumulative effect of accounting change, net of taxes	—	(2,572	)(5)	11,202 (7)	—	—

Net income (loss)	$826	$95,144		$(47,796)	$(156,056)	$393,654

Income (loss) per share:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.42
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.96

Income (loss) per share-assuming dilution:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.31
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.85

Dividends per share	$—	$—		$—	$—	$0.80

	As of December 31,

	2003		2002		2001		2000			1999

BALANCE SHEET DATA:
Total assets	$2,577,263		$2,178,691	(10)	$2,177,644	(10	) $	1,930,805	(1	0	) $1,741,215
Total debt	548,759	(12)	340,638	(12)	468,997	(12)		175,500		297,500
Secured forward exchange contract	613,054	(10)	613,054	(10)	613,054	(10)		613,054	(10)	—
Total stockholders’ equity	904,509		787,579		696,988			765,937		1,007,149

(1)	Preopening costs are related to the Gaylord Palms and the new Gaylord Texan hotel under construction in Grapevine, Texas. Gaylord Palms opened in January 2002 and the Gaylord Texan is anticipated to open in April 2004.

(2)	During 2002, the Company sold its one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

(3)	In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the provisions of SFAS No. 144, the Company has presented the operating results and financial position of the following businesses as discontinued operations: WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, the Company’s artist management business; Oklahoma RedHawks; the Company’s international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company’s water taxis.

(4)	Related primarily to employee severance and contract termination costs.

(5)	Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. The Company recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(6)	Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets. The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows:

	2003	2001	2000

Programming, film and other content	$856	$6,858	$7,410
Gaylord Digital and other technology investments	—	4,576	48,127
Property and equipment	—	2,828	3,397
Orlando-area Wildhorse Saloon	—	—	15,854
Other	—	—	872

Total impairment and other charges	$856	$14,262	$75,660

(7)	Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18.3 million less a related deferred tax provision of $7.1 million.

(8)	Includes operating losses of $27.5 million related to Gaylord Digital, the Company’s Internet initiative, and operating losses of $6.1 million related to country record label development, both of which were closed during 2000.

(9)	The merger costs relate to the reversal of merger costs associated with the October 1, 1997 merger when TNN and CMT were acquired by CBS.

(10)	1999 results of operations include a pretax gain of $459.3 million on the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4.2 million of cash, and other consideration. The CBS Series B preferred stock was included in total assets at its market value of $648.4 million at December 31, 1999. The Viacom, Inc. Class B common stock was included in total assets at its market values of $488.3 million, $448.5 million, $485.8 million and $514.4 million at December 31, 2003, 2002, 2001 and 2000, respectively. During 2000, the Company entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $91.2 million, $118.1 million, $145.0 million and $171.9 million was included in total assets at December 31, 2003, 2002, 2001 and 2000 respectively.

(11)	In 1995, the Company sold its cable television systems. Net proceeds were $198.8 million in cash and a note receivable with a face amount of $165.7 million, which was recorded at $150.7 million, net of a $15.0 million discount. As part of the sale transaction, the Company also received contractual equity participation rights (the “Rights”) equal to 15% of the net distributable proceeds from future asset sales. During 1998, the Company collected the full amount of the note receivable and recorded a pretax gain of $15.0 million related to the note receivable discount. During 1999, the Company received cash and recognized a pretax gain of $129.9 million representing the value of the Rights. The proceeds from the note receivable prepayment and the Rights were used to reduce outstanding bank indebtedness.

(12)	Related primarily to the construction of the Gaylord Palms and the new Gaylord Texan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Years Ended December 31, 2003

Our Current Operations

Our operations are organized into four principal businesses:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center, our Gaylord Palms Resort and Convention Center, our Radisson Hotel at Opryland and, when opened, our new Gaylord Texan Resort and Convention Center on Lake Grapevine.

•	Opry and Attractions, consisting of our Grand Ole Opry assets and our Nashville attractions.

•	ResortQuest, consisting of our vacation rental property management business.

•	Corporate and Other, consisting of our ownership interests in certain entities including our corporate expenses.

During 2003, 2002, and 2001, we disposed of certain businesses, which have been classified as discontinued operations and are described in more detail below.

During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”). The Radio Operations were previously included in a fourth business segment, media, along with WSM-AM. Due to the Radio Operations now being included in discontinued operations, WSM-AM is now grouped in the Opry and Attractions business segment for all periods presented.

The acquisition of ResortQuest was completed on November 20, 2003. The results of operations of ResortQuest for the period November 20, 2003 to December 31, 2003 are included in the results discussed below.

For the years ended December 31, our total revenues from continuing operations were divided among these businesses as follows:

Business	2003	2002	2001

Hospitality	82%	84%	77%
Opry and Attractions	14%	16%	23%
ResortQuest	4%	0%	0%
Corporate and Other	0%	0%	0%

We generate a significant portion of our revenues from our Hospitality business. We believe that we are the only hospitality company focused primarily on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional vacation and entertainment opportunities to guests and target customers through the Opry and Attractions and ResortQuest businesses.

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Our business is also exposed to risks related to tourism, including terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our hotels and other vacation properties are located are also important risks to our business.

Key Performance Indicators; Hotel Industry Metrics

As a hospitality-based company, our operating results are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities such as food and beverages and meeting space at the resorts. Key performance indicators related to revenue are:

•	hotel occupancy (volume indicator);

•	average daily rate (“ADR”) (price indicator);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period); and

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room sales, food and beverage sales and other ancillary services revenue (which equals hospitality segment revenues) by room nights available to guests for the period).

We recognize revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Almost all of our revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.

Our results of operations are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempt to offset any identified shortfalls in occupancy by creating special events at our hotels or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which have often been contracted for several years in advance, and the level of transient business at our hotels during such period.

Overall Outlook

We have invested heavily in our operations in 2003 and 2002, primarily in connection with the opening of the Gaylord Palms in 2002, the continued construction of the Gaylord Texan in 2003 and the ResortQuest acquisition, which was consummated in November 2003. Subsequent to the expected completion of the Gaylord Texan in April 2004, our investments in 2004 will consist primarily of ongoing capital improvements rather than construction commitments. We believe that the Gaylord Texan will have an impact on our operating results in 2004, given that it is currently expected to be in operation for over eight months of the fiscal year.

We also believe that a full year of operations of our ResortQuest subsidiary will impact our financial results. Only the results of operations of ResortQuest from the period November 20, 2003 to December 31, 2003 have been included in our historical financial results.

As previously announced, we have plans to develop a Gaylord hotel on property to be acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. We also are considering other potential sites. The timing and extent of any of these development projects is uncertain.

Selected Financial Information

The following table contains our selected financial information for each of the three years ended December 31, 2003, 2002 and 2001. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

INCOME STATEMENT DATA:

	Years Ended December 31,

	2003	%		2002	%		2001	%

REVENUES:
Hospitality	$369,263	82.3		$339,380	83.7		$228,712	77.3
Opry and Attractions	61,433	13.7		65,600	16.2		67,064	22.6
ResortQuest	17,920	4.0		—	—		—	—
Corporate and Other	184	—		272	0.1		290	0.1

Total revenues	448,800	100.0		405,252	100.0		296,066	100.0

OPERATING EXPENSES:
Operating costs	276,937	61.7		254,583	62.8		201,299	68.0
Selling, general and administrative	117,178	26.1		108,732	26.8		67,212	22.7
Preopening costs	11,562	2.6		8,913	2.2		15,927	5.4
Gain on sale of assets	—	—		(30,529)	(7.5)		—	—
Impairment and other charges	856	0.2		—	—		14,262	4.8
Restructuring charges	—	—		(17)	—		2,182	0.7
Depreciation and amortization:
Hospitality	46,536	10.4		44,924	11.1		25,593	8.6
Opry and Attractions	5,129	1.1		5,778	1.4		6,270	2.1
ResortQuest	1,186	0.3		—	—		—	—
Corporate and Other	6,099	1.4		5,778	1.4		6,542	2.2

Total depreciation and amortization	58,950	13.1		56,480	13.9		38,405	13.0

Total operating expenses	465,483	103.7		398,162	98.3		339,287	114.6

OPERATING INCOME (LOSS):
Hospitality	42,347	11.5		25,972	7.7		34,270	15.0
Opry and Attractions	(600)	(1.0)		1,596	2.4		(5,010)	(7.5)
ResortQuest	(2,616)	(14.6)		—	—		—	—
Corporate and Other	(43,396)	(A	)	(42,111)	(A	)	(40,110)	(A	)
Preopening costs	(11,562)	(B	)	(8,913)	(B	)	(15,927)	(B	)
Gain on sale of assets	—	(B	)	30,529	(B	)	—	(B	)
Impairment and other charges	(856)	(B	)	—	(B	)	(14,262)	(B	)
Restructuring charges	—	(B	)	17	(B	)	(2,182)	(B	)

Total operating income (loss)	(16,683)	(3.7)		7,090	1.7		(43,221)	(14.6)
Interest expense, net of amounts capitalized	(52,804)	(C	)	(46,960)	(C	)	(39,365)	(C	)
Interest income	2,461	(C	)	2,808	(C	)	5,554	(C	)
Unrealized gain on Viacom stock and derivatives, net	6,603	(C	)	49,176	(C	)	55,064	(C	)
Other gains and (losses), net	2,209	(C	)	1,163	(C	)	2,661	(C	)
(Provision) benefit for income taxes	24,669	(C	)	(1,318)	(C	)	9,142	(C	)
Gain (loss) on discontinued operations, net	34,371	(C	)	85,757	(C	)	(48,833)	(C	)
Cumulative effect of accounting change, net	—	(C	)	(2,572)	(C	)	11,202	(C	)

Net income (loss)	$826	(C	)	$95,144	(C	)	$(47,796)	(C	)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results

The following table summarizes our results of operations for the years ended 2003, 2002 and 2001:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except percentages and per share data)
Total revenues	$448,800	10.7%	$405,252	36.9%	$296,066
Total operating expenses	465,483	16.9%	398,162	17.4%	339,287
Operating income (loss)	(16,683)	(335.3%)	7,090	116.4%	(43,221)
Income (loss) from continuing operations	(33,545)	(380.5%)	11,959	217.6%	(10,165)
Income (loss) from continuing operations per share — fully diluted	(0.97)	(369.4%)	0.36	220.0%	(0.30)

2003 Results

The Company’s total revenues in 2003 increased 10.7% from 2002 primarily due to an increase in Hospitality revenues. The Company’s income from continuing operations during the year ended 2003 decreased from the year ended 2002 primarily as a result of a decline in operating income caused by:

•	A one-time gain of $30.5 million recognized in 2002 as a result of the sale of our Opry Mills investment, which increased our 2002 operating income by a corresponding amount.

•	An additional $2.65 million in preopening costs over 2002 primarily related to a $7.3 million increase in preopening costs at the Gaylord Texan and a $4.4 million decrease in preopening costs at the Gaylord Palms.

•	An additional $2.5 million in our depreciation and amortization expense in 2003 due to additional capital expenditures and the acquisition of ResortQuest.

•	A loss of $1.43 million from the operations of ResortQuest from the period from November 20, 2003 to December 31, 2002.

Also contributing to our loss from continuing operations in 2003 were:

•	The recognition of a net unrealized gain on our investment in Viacom stock and the related secured forward exchange contract of $6.6 million in 2003, as compared to a net unrealized gain of $49.2 million in 2002.

•	A $5.8 million increase in our interest expense in 2003 primarily due to the costs associated with refinancing our indebtedness and repaying the debt of ResortQuest, as well as additional amounts of debt outstanding.

Serving to lessen the impact of the items described above was an 8.8% increase in Hospitality revenue in 2003, although such increase was partially offset by an 8.8% increase in our operating costs and a 7.8% increase in our selling general and administrative expenses.

2002 Results

In 2002, income from continuing operations increased from 2001 primarily as a result of the one-time gain from the sale of our Opry Mills investment and a significant reduction in the amount of restructuring charges and impairment and other charges as compared to 2001. However, total revenues also increased 36.9% in 2002 as a result of an increase in Hospitality revenues caused by the opening of the Gaylord Palms. This increase in total revenues was offset partially by a 17.4% increase in operating expenses in 2002, consisting primarily of increases in operating costs, selling, general and administrative expenses, and depreciation and amortization expense related to the opening of the Gaylord Palms.

Per Share Results

Results on a per share basis in 2003 were impacted by a higher weighted average number of shares outstanding, due to the issuance of 5,318,363 shares on November 20, 2003 in connection with the ResortQuest acquisition.

Operating Results

The following table includes key information about our operating results:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except percentages)
Total revenues	$448,800	10.7%	$405,252	36.9%	$296,066
Operating expenses:
Operating costs	276,937	8.8%	254,583	26.5%	201,299
Selling, general and admin.	117,178	7.8%	108,732	61.8%	67,212
Preopening costs	11,562	29.7%	8,913	(44.0)%	15,927
Gain on sale of assets	—	—	(30,529)	—	—
Impairment and other charges	856	—	—	—	14,262
Restructuring charges	—	—	(17)	(100.8)%	2,182
Depreciation and amortization	58,950	4.4%	56,480	47.1%	38,405

Operating income (loss)	$(16,683)	(335.3)%	$7,090	116.4%	$(43,221)

The most important factors and trends contributing to our operating performance over the last three years have been:

•	An improvement in the operating performance of our hotels as compared to previous periods.

•	Improved food and beverage, banquet and catering services at our hotels, which have increased our Total Revenue per Available Room at our hotels.

•	The impact of the opening of the Gaylord Palms in 2002 on our total revenues and the accompanying increase in our total operating expenses;

•	Our ongoing assessment of operations and the related incurrence of restructuring charges to streamline those operations;

•	Our re-evaluation of the carrying values of certain assets and the related incurrence of impairment charges related to these assets;

•	The ResortQuest acquisition, which was completed on November 20, 2003; and

•	Preopening costs associated with the Gaylord Palms and the Gaylord Texan.

The factors described above, particularly the increase in Hospitality revenues associated with improved operations at the Gaylord Palms and Gaylord Opryland, and the inclusion of ResortQuest’s revenues for the period from November 20, 2003 to December 31, 2003, led to the increase in our total revenue in 2003. The increase in total revenue in 2002 as compared to 2001 is primarily attributable to the opening of the Gaylord Palms in 2002.

Excluding the one-time $30.5 million gain recognized on the sale of our interests in Opry Mills in 2002, operating loss improved 28.8% due to the increase in our total revenues and a reduction in the rate of growth of our operating costs.

Excluding the one-time $30.5 million gain recognized on the sale of our interests in Opry Mills in 2002 and our impairment and restructuring charges our operating loss improved 12.4% from 2001 to 2002 due primarily to the opening of the Gaylord Palms. In analyzing operating loss in 2001 compared to income from operations in 2002, we believe it is appropriate to eliminate the effect of the one-time gain on sale of the Opry Mills interest because it is non-recurring, because the gain or loss on sale of discontinued operations is not included in operating income (loss) and because considering operating loss after eliminating this item gives a more accurate comparison of the operating performance of our business for the periods.

Operating Results — Detailed Revenue Information

The following presents detail of our net revenues:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except percentages)
Hospitality revenue	$369,263	8.8%	$339,380	48.4%	$228,712
Opry and Attractions revenue	61,433	(6.4)%	65,600	(2.2)%	67,064
ResortQuest revenue	17,920	—	—	—	—
Corporate and other revenue	184	(32.4)%	272	(6.2)%	290

Total revenues	$448,800	10.7%	$405,252	36.9%	$296,066

The growth in our total revenues in both 2003 and 2002 was driven primarily by a growth in Hospitality revenues during such periods. Total revenues also increased in 2003, as compared to 2002, as a result of the inclusion of the revenues of ResortQuest from the period November 20, 2003 to December 31, 2003. Detailed information with respect to the revenues of the Hospitality, the Opry and Attractions, ResortQuest and the Corporate and Other businesses are discussed in more detail below.

     Hospitality Revenue

Hospitality revenue increased in 2003 as compared to 2002 due to the improved property-level performance at the Gaylord Palms and Gaylord Opryland as a result of an increase in food and beverage and other ancillary revenues, as well as a result of an increase in RevPAR due to increased occupancy levels. Hospitality revenue increased in 2002 as compared to 2001 primarily due to the opening of the

Gaylord Palms in January 2002. The following table presents details of the revenues, and the key revenue drivers, of our Hospitality business as a whole, Gaylord Opryland and Gaylord Palms:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

Hospitality Business(1):
Total revenues (in thousands)	$369,263	8.8%	$339,380	48.4%	$228,712
Occupancy	72.2%	7.4%	67.2%	(3.3)%	69.5%
Average Daily Rate	$142.57	(2.4)%	$146.07	8.1%	$135.15
RevPAR(2)	$102.86	4.8%	$98.18	4.4%	$94.00
Total RevPAR (3)	$220.44	8.3%	$203.60	3.5%	$196.62
Gaylord Opryland:
Total revenues (in thousands)	$215,265	4.4%	$206,132	(7.1)%	$221,932
Occupancy	72.4%	5.6%	68.6%	(2.4)%	70.3%
Average Daily Rate	$137.47	(3.6)%	$142.58	1.6%	$140.33
RevPAR(2)	$99.59	1.8%	$97.80	(0.9)%	$98.65
Total RevPAR (3)	$204.75	4.5%	$195.97	(7.1)%	$211.01
Gaylord Palms:
Total revenues (in thousands)	$146,800	16.0%	$126,473	—	$—
Occupancy	72.3%	11.5%	64.8%	—	—
Average Daily Rate	$165.79	(1.7)%	$168.65	—	$—
RevPAR(2)	$119.87	9.6%	$109.37	—	$—
Total RevPAR (3)	$286.05	13.8%	$251.26	—	$—

(1)	The results of our Hospitality business include the results of our Radisson Hotel at Opryland, located in Nashville, Tennessee.

(2)	The Company calculates RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues.

(3)	The Company calculates Total Revenue per Available Room (“Total RevPAR”) by dividing the sum of room sales, food and beverage sales, and other ancillary services revenue (which equals hospitality segment revenues) by room nights available to guests for the period. Total Revenue per Available Room is not comparable to similarly titled measures such as revenues.

Gaylord Opryland. The increase in Gaylord Opryland revenue in 2003 as compared to 2002 is due to improved occupancy at the hotel. Despite rate pressure caused by customer mix, the increase in hotel occupancy led to an increase in 2003 RevPAR. In addition, favorable food and beverage and other ancillary revenue contributed to the increase in Total Revenue per Available Room in 2003. The decline in revenue at the hotel in 2002 as compared to 2001 is due to the reduced occupancy levels at the hotel throughout 2002. Despite an improved average daily rate in 2002 due to more favorable group room pricing, the decline in occupancy led to a decline in 2002 RevPAR at the hotel. In addition, this lower occupancy contributed to a decline in food and beverage and other ancillary revenue at the hotel, resulting in the decline in Total Revenue per Available Room in 2002.

Gaylord Palms. The increase in Gaylord Palms revenue in 2003 as compared to 2002, its first year of operation, is primarily due to improved occupancy at the hotel during the first half of 2003 as well as improved rates at the hotel during the first quarter of 2003. Although average daily rate decreased in 2003 due to less favorable group room pricing throughout the second half of the year, this increase in occupancy (driven by improved group bookings and an increase in transient guests) led to an increase in 2003

RevPAR at the hotel. In addition, increased customer utilization of food and beverage and other ancillary services at the hotel contributed to the increase in Total Revenue per Available Room from 2002.

Opry and Attractions Revenue

The decrease in Opry and Attractions revenues in 2003 and 2002, as compared to the previous year, was primarily a result of a decrease in the revenue of Corporate Magic, a company specializing in the production of creative events in the corporate entertainment marketplace, of $7.8 million in 2003 and $5.1 million in 2002. This reduction was caused by reduced spending by corporate customers as a result of the terrorist attacks of September 11, 2001 and the resulting downturn in the economy, which reduced demand for corporate events. The decrease in revenue of Corporate Magic was partially offset by an increase in revenues of the Grand Ole Opry of $2.3 million in 2003 (to $18.3 million) and $2.5 million (to $15.9 million) in 2002. The Grand Ole Opry revenue increase is due to an increase in popular performers appearing on the Grand Ole Opry and a resulting increase in attendance.

ResortQuest Revenue

On November 20, 2003, we completed our acquisition of ResortQuest. Accordingly, our total revenues for the year ended December 31, 2003 include the revenues of ResortQuest from the period November 20, 2003 to December 31, 2003. Our ResortQuest group receives property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions, food & beverage sales and software and maintenance sales.

Corporate and Other Revenue

The decline in Corporate and Other revenue in 2003 and 2002, which consists of corporate sponsorships and rental income, is primarily due to reductions in sponsorship revenues from Opry Mills, which was divested in the second quarter of 2002.

Operating Results — Detailed Operating Expense Information

The 16.9% increase in total operating expenses in 2003 can be attributed to an increase in our operating costs, driven primarily by increases in our preopening costs, depreciation and amortization expense and selling, general and administrative expenses. However, despite these increases:

•	Operating costs, as a percentage of revenues, decreased to 61.7% during 2003 as compared to 62.8% during 2002.

•	Selling, general and administrative expenses, as a percentage of revenues, decreased to 26.1% during 2003 from 26.8% in 2002.

These decreases are primarily the result of improved operational efficiency at our hotels. Excluding the gain on sale of assets, the impairment and other charges and restructuring charges from both periods, total operating expenses increased $35.9 million, or 8.4%, to $464.6 million in 2003 as compared to 2002.

Operating Costs

Operating costs consist of direct costs associated with the daily operations of our core assets, primarily the room, food and beverage and convention costs in Hospitality. Operating costs also include the direct costs associated with the operations of our other business units. Operating costs increased in both 2003 and 2003 due to increases in Hospitality operating costs. Operating costs for each of our businesses are discussed below.

Hospitality Operating Costs. Hospitality operating costs were as follows:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except percentages)
Total Hospitality
Operating Costs:	$215,900	3.5%	$208,500	49.0%	$139,900
Gaylord Opryland
Operating Costs:	131,000	1.0%	129,700	(5.1)%	136,600
Gaylord Palms
Operating Costs:	81,700	8.6%	75,200	—	—

Hospitality operating costs increased in 2003, as compared to 2002, primarily due to increased utilization of services at the Gaylord Opryland and the Gaylord Palms. The 2002 increase in Hospitality operating costs is primarily due to the opening of Gaylord Palms in January 2002, although such increase was partially offset by a decrease in operating costs at Gaylord Opryland due to the reduced levels of occupancy, and corresponding reductions in variable expenses, at the hotel during the year.

Opry and Attractions Operating Costs. Opry and Attractions operating costs decreased $0.2 million, or 0.5%, to $39.3 million in 2003. Although the operating costs of the Grand Ole Opry increased $2.9 million in 2003 in response to increased revenues, the operating costs of Corporate Magic decreased $5.6 million to $7.5 million in 2003, as compared to 2002. This decrease is due to Corporate Magic’s lower revenue and certain cost saving measures taken by the Company during 2003.

Operating costs in the Opry and Attractions group decreased $11.2 million, or 22.0%, to $39.5 million in 2002. The operating costs of Corporate Magic decreased $7.6 million, to $13.2 million in 2002, as compared to 2001 primarily due to the lower revenue and certain cost saving measures taken by the Company during 2002. The operating costs of the Grand Ole Opry and the General Jackson Showboat decreased $1.0 million in 2002 due to cost saving measures.

ResortQuest Operating Costs. Operating costs for ResortQuest during the period from November 20, 2003 to December 31, 2003 were $13.4 million.

Corporate and Other Operating Costs. Corporate and Other operating costs increased $1.7 million, or 25.4%, to $8.3 million in 2003 as compared to 2002 due primarily to changes in our long-term incentive plan compensation program and changes to the actuarial assumptions used in our pension plan. Corporate and Other operating costs decreased $4.1 million, or 38.4%, to $6.6 million in 2002 as compared to 2001 due to the elimination of unnecessary management levels and overhead at the hotels identified in our 2001 Strategic Assessment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of administrative and overhead costs. Selling, general, and administrative expenses increased $8.4 million, or 7.8%, to $117.2 million in 2003, primarily due to increases in Hospitality selling, general and administrative expenses described below.

Hospitality Selling, General and Administrative Expenses. Hospitality selling, general and administrative expenses were as follows:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except percentages)
Total Hospitality
SG&A Expenses:	$64,500	7.5%	$60,000	107.6%	$28,900
Gaylord Opryland
SG&A Expenses:	31,700	6.0%	29,900	8.3%	27,600
Gaylord Palms
SG&A Expenses:	31,300	6.8%	29,300	—	—

The increase in Gaylord Opryland’s selling, general and administrative expenses in 2003 and 2002 is due primarily to an increase in sales efforts at the hotel and advertising to promote the special events held at the hotel in these years. The increase in Gaylord Palms’ selling, general and administrative expenses in 2003 is due to an increase in sales efforts at the hotel and an increase in special events advertising, while the 2002 increase is primarily due to the opening of the Gaylord Palms in January 2002.

Opry and Attractions Selling, General and Administrative Expenses. Selling, general and administrative expenses in Opry and Attractions decreased $1.1 million, or 5.9%, to $17.6 million in 2003. This decrease is primarily due to a $0.9 million decrease at Corporate Magic due to decreased revenues in 2003.

Opry and Attractions selling, general and administrative expenses increased $3.6 million, or 23.7%, to $18.7 million in 2002. This increase was partially due to increases in selling, general and administrative expenses for the General Jackson Showboat (an increase of $1.4 million, to $1.9 million) due to increased labor costs associated with additional revenue and increased management support during 2002. Also, selling, general, and administrative expenses increased $1.3 million to $5.5 million at the Grand Ole Opry due to an increase in revenue.

ResortQuest Selling, General and Administrative Expenses. Selling, general and administrative expenses for ResortQuest during the period from November 20, 2003 to December 31, 2003 were $5.9 million.

Corporate and Other Selling, General and Administrative Expenses. Corporate and Other selling, general and administrative expenses, consist primarily of the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs. During 2003, these expenses decreased $0.8 million, or 2.7%, to $29.2 million due to decreased corporate marketing expense.

During 2002, our Corporate and Other selling, general and administrative expenses increased $6.9 million, or 29.8%, to $30.0 million as a result of amendments to our retirement plans and our retirement savings plan. As a result of these amendments, and as more fully described in Note 17 to our consolidated financial statements:

•	our retirement cash balance benefit was frozen and the policy related to future contributions to our retirement savings plan was changed;

•	as a result of these changes, we recorded a pretax charge of $5.7 million related to the write-off of unamortized prior service costs in selling, general, and administrative expenses;

•	we amended the eligibility requirements of our postretirement benefit plans effective December 31, 2001; and

•	in connection with the amendment and curtailment of the plans, we recorded a gain of $2.1 million which served to reduce our other selling, general and administrative expenses in 2002.

Other increases in Corporate and Other selling, general and administrative expenses in 2002 can be attributed to increased personnel costs related to new corporate departments that did not previously exist, new management personnel in other corporate departments, and increased corporate marketing expenses as compared to the same period in 2001.

Preopening Costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased $2.6 million, or 29.7%, to $11.6 million in 2003. The increase in preopening costs in 2003, as compared to 2002, resulted from our hotel development activities. Preopening costs related to our Gaylord Texan hotel, scheduled to open in April 2004, totaled $11.3 million in 2003, as compared to $4.0 million in 2002. Preopening costs decreased in 2002 as compared to 2001 as a result of the opening of the Gaylord Palms in January of 2002. Gaylord Palms preopening costs decreased $7.7 million, to $4.5 million, in 2002 as compared to 2001. This decrease was partially offset by an increase in preopening costs related to the Gaylord Texan ($4.0 million in 2002, as compared to $3.1 million in 2001).

Gain on Sale of Assets

During 2003, we did not recognize any material gains or losses on the sale of assets in operating income.

In 2002, we recognized a gain of approximately $30.5 million in connection with our ownership interest in Opry Mills. We entered into a partnership in 1998 with The Mills Corporation to develop the Opry Mills Shopping Center in Nashville, Tennessee. We held a one-third interest in the partnership as well as the title to the land on which the shopping center was constructed, which was being leased to the partnership. During the second quarter of 2002, we sold our partnership share to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”, and other applicable pronouncements, we deferred approximately $20.0 million of the gain representing the estimated fair value of the continuing land lease interest between us and the Opry Mills partnership at June 30, 2002. We recognized the remainder of the proceeds, net of certain transaction costs, as a gain of approximately $10.6 million during the second quarter of 2002. During the third quarter of 2002, we sold our interest in the land lease to an affiliate of the Mills Corporation and recognized the remaining $20.0 million deferred gain, less certain transaction costs.

Impairment and Other Charges

During 2001, we named a new Chairman and a new Chief Executive Officer, and had numerous changes in senior management. The new management team instituted a corporate reorganization and the reevaluation of our businesses and other investments (the “2001 Strategic Assessment”). As a result of the 2001 Strategic Assessment, we determined that the carrying value of certain long-lived assets were not fully recoverable and recorded pretax impairment and other charges from continuing operations during 2001 and 2003 in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows (amounts in thousands):

	2003	2002	2001

Programming, film and other content	$856	$—	$6,858
Gaylord Digital and other technology investments	—	—	4,576
Property and equipment	—	—	2,828

Total impairment and other charges	$856	$—	$14,262

We began production of an IMAX movie during 2000 to portray the history of country music. As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was reevaluated on the basis of its estimated future cash flows, resulting in an impairment charge of $6.9 million in 2001.

At December 31, 2000, we held a minority investment in a technology start-up business. During 2001, the unfavorable environment for technology businesses created difficulty for this business to obtain adequate capital to execute its business plan and, subsequently, we were notified that this technology business had been unsuccessful in arranging financing, resulting in an impairment charge of $4.6 million. We also recorded an impairment charge related to idle real estate of $2.0 million during 2001 based upon an assessment of the value of the property. We sold this idle real estate during the second quarter of 2002. Proceeds from the sale approximated the carrying value of the property. In addition, we recorded an impairment charge for other idle property and equipment totaling $0.8 million during 2001 primarily due to the consolidation of offices resulting from personnel reductions.

In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was again reevaluated on the basis of estimated future cash flows. As a result, an additional impairment charge of $0.9 million was recorded in the third quarter of 2003. The carrying value of the asset was $1.2 million as of December 31, 2003.

Restructuring Charges

As part of the 2001 Strategic Assessment, we recognized pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. We recognized additional pretax restructuring charges from discontinued operations of $3.0 million in 2001. These restructuring charges were recorded in accordance with EITF No. 94-3. The restructuring costs from continuing operations consisted of $4.7 million related to severance and other employee benefits and $1.1 million related to contract termination costs, offset by the reversal of restructuring charges recorded in 2000 of $3.7 million primarily related to negotiated reductions in certain contract termination costs. The restructuring costs from discontinued operations in 2001 consisted of $1.6 million related to severance and other employee benefits and $1.8 million related to contract termination costs offset by the reversal of restructuring charges recorded in 2000 of $0.4 million.

As part of our ongoing assessment of operations during 2002, we identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002, we adopted a plan of restructuring resulting in a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits unrelated to discontinued operations. Also during 2002, we reversed approximately $1.1 million of the prior year’s restructuring charge. These restructuring charges were recorded in accordance with EITF No. 94-3. As of December 31, 2002, we recorded cash payments of $1.1 million against the 2002 restructuring accrual. During the fourth quarter of 2002, the outplacement agreements expired related to the 2002 restructuring charge. Therefore, we reversed the remaining $67,000 accrual. There was no remaining balance of the 2002 restructuring accrual at December 31, 2002.

Depreciation and Amortization

Depreciation expense increased $1.2 million, or 2.4%, to $53.9 million in 2003. The increase in 2003 is due to additional capital expenditures and the acquisition of ResortQuest in 2003. Depreciation expense increased $18.0 million, or 51.7%, to $52.7 million in 2002. The increase during 2002 is primarily attributable to the opening of Gaylord Palms in January 2002. Depreciation expense of Gaylord Palms was $18.6 million subsequent to the January 2002 opening.

Amortization expense increased by $1.2 million, or 32.3%, to $5.0 million in 2003 and increased slightly, by $0.1 million, in 2002. Amortization of software increased $1.1 million during 2003 and $0.9 million during 2002, primarily at Gaylord Opryland, Gaylord Palms and the Corporate and Other group. The 2002 increase in amortization of software was partially offset by the adoption of SFAS No. 142 on January 1, 2002, under the provisions of which we no longer amortize goodwill.

Non-Operating Results

Interest Expense

Interest expense increased $5.8 million, or 12.4%, to $52.8 million in 2003, net of capitalized interest of $14.8 million. The increase in interest expense is primarily due to the costs associated with refinancing our indebtedness and the repayment of the outstanding debt of ResortQuest, as well as additional amounts of debt outstanding during 2003. Interest expense related to the amortization of prepaid costs and interest of the secured forward exchange contract (all of which has been prepaid) was $26.9 million during 2003. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract and excluding the write-off of deferred financing costs during the period, was 5.3% in 2003 and 2002.

Interest expense increased $7.6 million, or 19.3%, to $47.0 million in 2002, net of capitalized interest of $6.8 million. The increase in interest expense is primarily due to the opening of the Gaylord Palms, after which interest related to the Gaylord Palms was no longer capitalized. Capitalized interest related to the Gaylord Palms hotel was $0.4 million during 2002 before its opening and was $16.4 million during 2001. The absence of capitalized interest related to Gaylord Palms was partially offset by an increase of $4.0 million of capitalized interest related to the Texas hotel. Interest expense related to the amortization of prepaid costs and interest of the secured forward exchange contract was $26.9 million during 2002 and 2001.

Excluding capitalized interest from each period, interest expense decreased $4.4 million in 2002 due to the lower average borrowing levels and lower weighted average interest rates during 2002. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract, was 5.3% in 2002 as compared to 6.3% in 2001.

Interest Income

The decrease in interest income of $0.3 million (to $2.5 million) in 2003 and $2.7 million (to $2.8 million) in 2002 primarily relates to a decrease in interest income from invested cash balances.

Gain (Loss) on Viacom Stock and Derivatives

During 2000, we entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of our Viacom stock investment. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

For the year ended December 31, 2003, we recorded net pretax losses of $33.2 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2003, we recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom stock. For the year ended December 31, 2002, we recorded net pretax gains of $86.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2002, we recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom stock. For the year ended December 31, 2001, we recorded net pretax gains of $54.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. Additionally, we recorded a nonrecurring pretax gain of $29.4 million on January 1, 2001, related to reclassifying our investment in Viacom stock from available-for-sale to trading as permitted by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. For the year ended December 31, 2001, we recorded net pretax losses of $28.6 million related to the decrease in fair value of the Viacom stock subsequent to January 1, 2001.

Other Gains and Losses

Other gains and losses, which consisted of dividends received on the Viacom stock and gains and losses on disposals of fixed assets, increased $1.0 million, or 89.9%, to $2.2 million in 2003. Other gains and losses decreased $1.5 million, or 56.3%, to $1.2 million in 2002. The decrease in 2002 is primarily due to the fact that during 2001, the indemnification period ended related to the sale of KTVT and we recognized a $4.6 million gain in 2001.

Income Taxes

The effective income tax rate from continuing operations was 42%, 10%, and 47% in 2003, 2002, and 2001, respectively. The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following:

	2003	2002	2001

U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	8	—	2
Effective tax law change	—	7	—
Previously accrued income taxes	—	(37)	16
Other	(1)	5	(6)

	42%	10%	47%

The effective income tax rate in 2003 (which was a benefit rate reflecting the 2003 loss) increased from 2002 primarily due to the impact in 2002 of previously recorded income taxes. The previously recorded income taxes relate to the favorable resolution of issues which were either settled with taxing authorities or had statutes of limitations expire. In addition, the rate increased due to the current year state tax benefit and the release of a portion of the state valuation allowance. The Company released valuation allowance of $2.4 million due to the utilization of state net operating loss carryforwards from the sale of Radio Operations. As a result, the Company increased the deferred tax asset by $2.4 million and increased the 2003 tax benefit by $2.4 million.

The effective income tax rate in 2002 decreased from 2001 primarily due to the impact in 2002 of previously recorded income taxes. In addition, the Tennessee legislature increased the corporate income tax rate from 6% to 6.5% during 2002. As a result, the Company increased the deferred tax liability by $1.3 million and increased 2002 tax expense by $1.3 million.

Gain (Loss) from Discontinued Operations

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in the Company’s consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

WSM-FM and WWTN(FM). During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million, at which time, net proceeds of approximately $50 million were placed in an escrow account for completion of the Texas hotel. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing. During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale in discontinued operations. The gain on the sale of Acuff-Rose Music Publishing is recorded in the income from discontinued operations in the consolidated statement of operations. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness.

OKC RedHawks. During 2002, the Company committed to a plan of disposal of its ownership interests in the RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, the Company sold its interests in the RedHawks and received cash proceeds of approximately $6.0 million. The Company recognized a loss of $0.6 million, net of taxes, related to the sale in discontinued operations in the accompanying consolidated statement of operations.

Word Entertainment. During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment’s net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments. The Company recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness.

International Cable Networks. During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, increasing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company’s interest to 67.5%.

In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company’s efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. Also during the first quarter of 2002, the Company ceased operations based in Argentina. The transponder lease assignment required the Company to guarantee lease payments in 2002 from the acquirer of these networks. As such, the Company recorded a lease liability for the amount of the assignee’s portion of the transponder lease.

Businesses Sold to OPUBCO. During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying consolidated statement of operations. OPUBCO owns a minority interest in the Company. During 2002, three of the Company’s directors were also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, these three directors collectively owned a significant ownership interest in the Company.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2003	2002	2001

REVENUES:
Radio Operations	$3,703	$10,240	$8,207
Acuff-Rose Music Publishing	—	7,654	14,764
RedHawks	5,034	6,289	6,122
Word Entertainment	—	2,594	115,677
International cable networks	—	744	5,025
Businesses sold to OPUBCO	—	—	2,195
Other	—	—	609

Total revenues	$8,737	$27,521	$152,599

OPERATING INCOME (LOSS):
Radio Operations	$615	$1,305	$2,184
Acuff-Rose Music Publishing	16	933	2,119
RedHawks	436	841	363
Word Entertainment	22	(917)	(5,710)
International cable networks	—	(1,576)	(6,375)
Businesses sold to OPUBCO	(620)	—	(1,816)
Other	—	—	(383)
Impairment and other charges	—	—	(53,716)
Restructuring charges	—	(20)	(2,959)

Total operating income (loss)	469	566	(66,293)

INTEREST EXPENSE	(1)	(81)	(797)
INTEREST INCOME	8	81	199
OTHER GAINS AND (LOSSES)
Radio Operations	54,555	—	—
Acuff-Rose Music Publishing	450	130,465	(11)
RedHawks	(1,159)	(193)	(134)
Word Entertainment	1,503	1,553	(1,059)
International cable networks	497	3,617	(1,002)
Businesses sold to OPUBCO	—	—	(1,674)
Other	—	—	(251)

Total other gains and (losses)	55,846	135,442	(4,131)

Income (loss) before provision (benefit) for income taxes	56,322	136,008	(71,022)

PROVISION (BENEFIT) FOR INCOME TAXES	21,951	50,251	(22,189)

Net income (loss) from discontinued operations	$34,371	$85,757	$(48,833)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are comprised of (amounts in thousands):

	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$19	$1,812
Trade receivables, less allowance of $0 and $2,938, respectively	—	1,954
Inventories	—	163
Prepaid expenses	—	97
Other current assets	—	69

Total current assets	19	4,095
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	—	5,157
GOODWILL	—	3,527
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	—	3,942
MUSIC AND FILM CATALOGS	—	—
OTHER LONG-TERM ASSETS	—	702

Total long-term assets	—	13,328

Total assets	$19	$17,423

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94
Accounts payable and accrued liabilities	2,930	6,558

Total current liabilities	2,930	6,652
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	825	789

Total long-term liabilities	825	789

Total liabilities	3,755	7,441
MINORITY INTEREST OF DISCONTINUED OPERATIONS	—	1,885

TOTAL LIABILITIES AND MINORITY INTEREST OF DISCONTINUED OPERATIONS	$3,755	$9,326

Cumulative Effect of Accounting Change

During the second quarter of 2002, we completed our goodwill impairment test as required by SFAS No. 142. In accordance with the provisions of SFAS No. 142, we reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the consolidated statements of operations.

On January 1, 2001, we recorded a gain of $11.2 million, net of taxes of $7.1 million, as a cumulative effect of accounting change to record the derivatives associated with the secured forward exchange contract on our Viacom stock at fair value as of January 1, 2001, in accordance with the provisions of SFAS No. 133.

Liquidity and Capital Resources

Cash Flows—Summary

Our cash flows consisted of the following during the years ended December 31 (amounts in thousands):

	2003	2002	2001

Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$73,916	$83,829	$15,122
Net cash flows provided by operating activities — discontinued operations	2,890	3,451	368

Net cash flows provided by operating activities	76,806	87,280	15,490

Investing Cash Flows:
Purchases of property and equipment	(223,720)	(175,404)	(280,921)
Other	2,075	29,920	3,033

Net cash flows (used in) investing activities — continuing operations	(221,645)	(145,484)	(277,888)
Net cash flows provided by investing activities — discontinued operations	65,354	232,570	17,794

Net cash flows provided by (used in) investing activities	(156,291)	87,086	(260,094)

Financing Cash Flows:
Repayment of long-term debt	(425,104)	(214,846)	(241,503)
Proceeds from issuance of long-term debt	550,000	85,000	535,000
Other	(22,984)	46,589	(69,360)

Net cash flows provided by (used in) financing activities - continuing operations	101,912	(83,257)	224,137
Net cash flows provided by (used in) financing activities - discontinued operations	(94)	(1,671)	2,904

Net cash flows provided by (used in) financing activities	101,818	(84,928)	227,041

Net change in cash and cash equivalents	$22,333	$89,438	$(17,563)

Cash Flow From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2003, our net cash flows provided by operating activities — continuing operations were $73.9 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses, as well as favorable changes in working capital. During 2002, our net cash flows provided by operating activities — continuing operations were $83.8 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses.

Cash Flow From Investing Activities

During 2003, our primary uses of funds and investing activities were the purchases of property and equipment which totaled $223.7 million. These capital expenditures include continuing construction at the new Gaylord hotel in Grapevine, Texas of $193.3 million, approximately $1.3 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $11.2 million related to Gaylord Opryland. In addition, there were approximately $7.3 million of capital expenditures related to the Grand Ole Opry in 2003. We also received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $64.7 million in 2003. During 2002, our primary uses of funds and investing activities were the purchases of property and equipment for the Gaylord Palms and Gaylord Texan which totaled $148.3 million. We received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $263.4 million in 2002.

Cash Flow From Financing Activities

The Company’s cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2003, the Company’s net cash flows provided by financing activities were approximately $101.9 million, reflecting the issuance of $550.0 million in debt, which consisted of the issuance of $350 million in Senior Notes and additional borrowings under our 2003 Florida/ Texas senior secured credit facility, and the repayment of $425.1 million in debt. During 2002, the Company’s net cash flows used in financing activities were approximately $83.3 million, reflecting the issuance of $85.0 million in debt and the repayment of $214.8 million in debt. The Company also experienced a decrease in restricted cash and cash equivalents of $45.7 million which was used to repay debt.

On January 9, 2004 we filed a Registration Statement on Form S-3 with the SEC pursuant to which we may sell from time to time, once the Registration Statement is declared effective by the SEC, up to $500 million of our debt or equity securities. Except as otherwise provided in the applicable prospectus supplement at the time of sale of the securities, we may use the net proceeds from the sale of the securities for general corporate purposes, which may include reducing our outstanding indebtedness, increasing our working capital, acquisitions and capital expenditures.

Principal Debt Agreements

New Revolving Credit Facility. On November 20, 2003, we entered into a new $65.0 million revolving credit facility, which has been increased to $100.0 million. The new revolving credit facility, which replaces our old revolving credit portion of our 2003 Florida/ Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at our election, of either LIBOR plus 3.50% or the lending banks’ base rate plus 2.25%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by our subsidiaries that are guarantors of our new notes (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements) and is secured by a leasehold mortgage on the Gaylord Palms Resort & Convention Center. We are required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

The provisions of the new revolving credit facility contain a covenant requiring us to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. We currently expect the Gaylord Texan to open in April 2004. Failure to meet this condition on schedule could result in a default and acceleration of any borrowings under our new revolving credit facility.

In addition, the new revolving credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The new revolving credit facility also requires us to meet certain financial tests, including, without limitation:

•	a maximum total leverage ratio requiring that at the end of each fiscal quarter, our ratio of consolidated indebtedness minus unrestricted cash on hand to consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, not exceed a range of ratios (decreasing from 7.5 to 1.0 for 2003 to 5.0 to 1.0 for 2006) for the recent four fiscal quarters;

•	a requirement that the adjusted net operating income for the Gaylord Palms Resort and Convention Center be at least $25,000,000 at the end of each fiscal quarter ending December 31, 2003, through December 31, 2004, and $28,000,000 at the end of each fiscal quarter thereafter, in each case based on the most recent four fiscal quarters; and

•	a minimum fixed charge coverage ratio requiring that, at the end of each fiscal quarter, our ratio of consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, to the sum of (i) consolidated interest expense and capitalized interest expense for the previous fiscal quarter, multiplied by four, and (ii) required amortization of indebtedness for the most recent four fiscal quarters, be not less than 1.5 to 1.0.

As of December 31, 2003, we were in compliance with the foregoing covenants. As of December 31, 2003, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $11.3 million of letters of credit under the credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.

Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan with Merrill Lynch Mortgage Lending, Inc. At the same time, we entered into a $100.0 million mezzanine loan which was repaid in November 2003 with the proceeds of the outstanding senior notes (as defined below). The senior and mezzanine loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. We fully consolidate these entities in our consolidated financial statements. The senior loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in March 2004. At our option, the senior loan may be extended for two additional one-year terms to March 2006, subject to our Gaylord Opryland operations meeting certain financial ratios and other criteria. We have given notice to exercise our option to extend the loan until March 2005. Amounts outstanding under the senior loan bear interest at one-month LIBOR plus 1.02%. The senior loan requires monthly principal payments of $0.7 million in addition to monthly interest payments. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR. Pursuant to the senior loan agreement, we had purchased instruments that cap our exposure to one-month LIBOR at 7.5%. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000. The net proceeds from the senior loan and the mezzanine loan, after refinancing the existing interim loan and paying required escrows and fees, were approximately $97.6 million. The weighted average interest rates for the senior loan for the years ended December 31, 2003 and 2002, including amortization of deferred financing costs, were 4.2% and 4.5%, respectively.

The terms of the senior loan impose and the old mezzanine loan imposed limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. Our senior loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered. Upon a determination as of the end of any quarter that the debt service coverage ratio of the Nashville hotel (which is the ratio of net operating income from the Nashville hotel to principal and interest under the senior loan, all for the preceding 12-month period, subject to certain adjustments) is less than 1.25 to 1.0, excess cash flow from the Nashville hotel must thereafter be deposited in a reserve account with the lender (subject to the borrower’s right to make a principal prepayment in amount necessary to cure). Depending upon the debt service coverage ratio level as of the beginning of each subsequent month, amounts in the reserve account are either released to the borrower or held by the lender as collateral and, at the lender’s option, applied to the loan at the third payment date following deposit into the account.

In addition, prior to its repayment in 2003, the old mezzanine loan contained financial covenants that were structured such that noncompliance at one level triggered certain cash management restrictions and noncompliance at a second level results in an event of default. Based upon the financial covenant calculations at December 31, 2002, the mezzanine loan’s cash management restrictions were in effect which required that all excess cash flows, as defined, be escrowed and be used only to repay principal amounts owed on the senior loan. As of June 30, 2003, the noncompliance level which triggered cash management restrictions was cured and the cash management restrictions were lifted. During 2002, we negotiated certain revisions to the financial covenants under the mezzanine loan. After these revisions, we were in compliance with the covenants under the senior loan and the mezzanine loan for which the failure to comply would result in an event of default at December 31, 2002. We were also in compliance with all applicable covenants under the senior loan at December 31, 2003. An event of default under our other indebtedness does not cause an event of default under the Nashville hotel loan.

Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that was a borrower or guarantor under the 2003 Florida/Texas loans discussed below, and as of November 2003, of the new revolving credit facility. In connection with the offering of the Senior Notes, we paid approximately $9.4 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with $22.5 million of our cash on hand, were used as follows:

•	$275.5 million was used to repay our $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 loans discussed below, as well as the remaining $66 million of our $100 million mezzanine loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and a related prepayment penalty.

In addition, the Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to our other indebtedness.

Prior Indebtedness. Prior to the closing of the notes offering and establishment of our new revolving credit facility, we had in place our 2003 Florida/ Texas senior secured credit facility, consisting of a $150 million term loan, a $50 million subordinated term loan and a $25 million revolving credit facility, outstanding amounts of which were repaid with proceeds of the Senior Notes offering. When the 2003 loans were first established, proceeds were used to repay 2001 term loans incurred in connection with the development of the Gaylord Palms.

Future Developments

As previously announced, we have plans to develop a Gaylord hotel on property to be acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. We also are considering other potential sites. The timing and extent of any of these development projects is uncertain.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2003, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than
	committed	1 year	1-3 years	3-5 years	After 5 years

Contractual obligations
Long-term debt	$549,381	$8,104	$191,277	$—	$350,000
Capital leases	992	553	370	69	—
Construction commitments	104,615	94,368	10,247	—	—
Arena naming rights	57,703	2,554	5,497	6,061	43,591
Operating leases	734,855	11,350	17,475	13,335	692,695
Other	4,828	322	644	644	3,218

Total contractual obligations	$1,452,374	$117,251	$225,510	$20,109	$1,089,504

The total operating lease commitments of $734.9 million above includes the 75-year operating lease agreement the Company entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, the Company entered into certain agreements related to the construction of the new Gaylord hotel in Grapevine, Texas. At December 31, 2003, the Company had paid approximately $355.3 million related to these agreements, which is included as construction in progress in property and equipment in the consolidated balance sheets.

During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required the Company to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. See “Item 3. Legal Proceedings” for a discussion of the current status of our litigation regarding this agreement.

At the expiration of the secured forward exchange contract relating to the Viacom stock owned by the Company which is scheduled for May 2007, the Company will be required to pay the deferred taxes relating thereto. A complete description of the secured forward exchange contract and this deferred tax liability is contained in Notes 10 and 13 to the Company’s Consolidated Financial Statements for the year-ended December 31, 2003 included herewith.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company recognizes revenue from its rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.

The Company earns revenues from ResortQuest through property management fees, service fees, and other sources. The Company receives property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on the Company’s proportionate share of the total rental price of the vacation condominium or home. The Company provides or arranges through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. The Company recognizes other revenues primarily related to real estate broker commissions and software and maintenance sales. The Company recognizes revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. The Company also sells a fully integrated software package, First Resort Software, specifically designed for the vacation property management business, along with ongoing service contracts. Software and maintenance revenues are recognized when the systems are installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized. The Company defers revenues related to deposits on advance bookings of rooms and vacation properties and advance ticket sales at the Company’s tourism properties.

Impairment of Long-Lived Assets and Goodwill. In accounting for the Company’s long-lived assets other than goodwill, the Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill.

The Company’s impairment review process relies on management’s judgment regarding the indicators of impairment, the estimates of fair values using market prices or discounted cash flows analyses, and the remaining lives of the assets used to generate their net cash flows. The assumptions and judgments used are subject to change, which could cause a different conclusion regarding impairment or a different calculation of an impairment loss.

Restructuring Charges. The Company has recognized restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, in its consolidated financial statements. Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.

Derivative Financial Instruments. The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. The Company records derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The measurement of the derivative’s fair value requires the use of estimates and assumptions. Changes in these estimates or assumptions could materially impact the determination of the fair value of the derivatives.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the provision for taxes is increased by recording a reserve, in the form of a valuation allowance, against the estimated deferred tax assets that will not ultimately be recoverable.

The Company has federal and state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and expected trends. The Company has established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards and tax credit carryforwards. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, the Company will be required to adjust its deferred tax valuation allowance in the period in which the Company determines recovery is not probable.

In addition, the Company must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities. The Company recognizes potential liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the

Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Retirement and Postretirement Benefits Other than Pension Plans. The calculations of the costs and obligations of the Company’s retirement and postretirement benefits other than pension plans are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which are determined based on Company information and market indicators and are evaluated at each annual measurement date, include discount rates, health care cost trend rates, expected return on plan assets, mortality rates, and other factors. Actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and recorded obligations in future periods. Thus, while management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefit obligations and future expense.

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 required recognition of the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002 and the adoption did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN No. 45, including, among others, residual value guarantees under capital lease arrangements and loan commitments. The disclosure requirements of FIN No. 45 were effective as of December 31, 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations, financial position, or liquidity.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN No. 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN No. 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN No. 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN No. 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN No. 46, as revised, were adopted as of December 31, 2003 for the Company’s interests in VIEs that are special purposes entities (“SPEs”). The adoption of FIN No. 46 for interests in SPEs on December 31, 2003 did not have a material effect on the Company’s consolidated balance sheet. The Company expects to adopt the provisions of FIN No. 46 for the Company’s variable interests in all VIEs as of March 31, 2004. The effect of adopting the provisions of FIN No. 46 for all the Company’s variable interests is not expected to have a material impact on the Company’s consolidated balance sheet at March 31, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS 132, “Employer’s Disclosure about Pension and Other Postretirement Benefits.” This revised statement requires that companies provide more detailed disclosures about the plan assets, benefit obligations, cash flows, benefit costs, and investment policies of their pension and postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted the provisions of this statement on December 31, 2003.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and changes in interest rates.

Risk Related to a Change in Value of our Investment in Viacom Stock

At December 31, 2003, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2003, the fair market value of our investment in the 11.0 million shares of Viacom stock was $488.3 million, or $44.38 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $75.30 per share, as of December 31, 2003. Future dividend distributions received from Viacom may result in an adjusted call strike price.

Risks Related to Changes in Interest Rates

Interest Rate Risk Related to Our Indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under the Senior Notes, our Nashville hotel loan and our new revolving credit facility.

In conjunction with our offering of the Senior Notes, we terminated our variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Florida/ Texas senior secured credit facility which were repaid for a net benefit aggregating approximately $242,000.

We also entered into a new interest rate swap with respect to $125 million aggregate principal amount of our Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the Senior Notes to LIBOR plus 2.95%. The interest rate swap and the Senior Notes are deemed effective and therefore the hedge has been treated as an effective fair value hedge under

SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost would increase by approximately $1.3 million.

The terms of the Nashville hotel loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville hotel loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, we have purchased instruments that cap its exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual interest cost under the Nashville hotel loan based on debt amounts outstanding at December 31, 2003 would increase by approximately $2.0 million.

Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2003. As a result, the interest rate market risk implicit in these investments at December 31, 2003, if any, is low.

Risks Related to Foreign Currency Exchange Rates.

Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Although we own certain subsidiaries who conduct business in foreign markets and whose transactions are settled in foreign currencies, these operations are not material to our overall operations. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.

Summary

Based upon our overall market risk exposures at December 31, 2003, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item is provided under the caption “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 14, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants. On that date, the Company appointed Ernst & Young LLP (“Ernst & Young”) as its independent auditors for the fiscal year ending December 31, 2002. These actions were recommended by the Company’s Audit Committee and approved by the Board of Directors of the Company.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the Company’s fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosure and Arthur Andersen stated its agreement with such statements. Arthur Andersen’s letter stating its agreement with such statements was filed as an exhibit to the current report on form 8-K, dated June 17, 2002.

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

Item 9A.     Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information about our Board of Directors is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Currently, Martin C. Dickinson, Laurence S. Geller, E. Gordon Gee, and Robert P. Bowen serve as members of the Audit Committee. Our Board of Directors has determined that Robert P. Bowen is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.gaylordentertainment.com or request a copy of any of the foregoing by writing to the following address: Gaylord Entertainment Company, Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference to the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Auditor Fee Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The accompanying index to financial statements on page F-1 of this annual report on Form 10-K is provided in response to this Item.

(a)(2) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this annual report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2003	S-2
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2002	S-3
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2001	S-4

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

See Index to Exhibits, pages                               through                               .

(b) Reports on Form 8-K

The following Form 8-K reports were filed during the period October 1, 2003 through December 31, 2003:

(1)	Filed October 20, 2003 (earliest event October 17, 2003) reporting, in Item 9, the Company’s intention to offer $225 million aggregate principal amount of senior notes and reporting, in Item 12, the Company’s expected financial results for the quarter ended September 30, 2003.

(2)	Filed October 29, 2003 (earliest event October 29, 2003) reporting, in Item 9, the pricing of the Company’s offering of $350 million aggregate principal amount of 8% senior notes due 2013.

(3)	Filed November 4, 2003 (earliest event November 4, 2003) reporting, in Item 9, the Company’s financial results for the quarter ended September 30, 2003.

(4)	Filed November 13, 2003 (earliest event November 12, 2003) reporting, in Item 5 and Item 9, the closing of the Company’s offering of $350 million aggregate principal amount of 8% senior notes due 2013 and an amendment to the Company’s 2003 Florida/ Texas senior secured credit facility to provide for the issuance of the notes.

(5)	Filed November 20, 2003 (earliest event November 20, 2003) reporting, in Item 5, the completion of the Company’s acquisition of ResortQuest International, Inc.

The following Form 8-K reports were filed subsequent to December 31, 2003:

(1)	Filed January 9, 2004 (earliest event January 9, 2004) reporting, in Item 5, the Company’s audited financial statements for the three years ended December 31, 2002, which reflect the addition of financial information concerning subsidiaries that are guarantors or non-guarantors of the Company’s outstanding senior notes.

(2)	Filed February 10, 2004 (earliest event February 10, 2004) reporting, in Item 9, the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

By:	/s/ COLIN V. REED

Colin V. Reed
President and Chief Executive Officer

March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. ROSE Michael D. Rose	Chairman of the Board	March 10, 2004

/s/ MARTIN DICKINSON Martin Dickinson	Director	March 10, 2004

/s/ CHRISTINE GAYLORD EVEREST Christine Gaylord Everest	Director	March 10, 2004

/s/ E. K. GAYLORD II E. K. Gaylord II	Director	March 10, 2004

/s/ ROBERT P. BOWEN Robert P. Bowen	Director	March 10, 2004

/s/ LAURENCE S. GELLER Laurence S. Geller	Director	March 10, 2004

/s/ E. GORDON GEE E. Gordon Gee	Director	March 10, 2004

/s/ RALPH HORN Ralph Horn	Director	March 10, 2004

/s/ COLIN V. REED Colin V. Reed	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2004

Signature	Title	Date

/s/ DAVID C. KLOEPPEL David C. Kloeppel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2004

/s/ ROD CONNOR Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	March 10, 2004

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Gaylord Entertainment Company

We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 and elsewhere in the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 and derivative financial instruments and the disposition of long-lived assets in 2001.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 9, 2004, except for the
ninth paragraph of Note 16,
as to which the date is March 10, 2004

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except per share data)

	2003	2002	2001

REVENUES	$448,800	$405,252	$296,066
OPERATING EXPENSES:
Operating costs	276,937	254,583	201,299
Selling, general and administrative	117,178	108,732	67,212
Preopening costs	11,562	8,913	15,927
Gain on sale of assets	—	(30,529)	—
Impairment and other charges	856	—	14,262
Restructuring charges	—	(17)	2,182
Depreciation	53,941	52,694	34,738
Amortization	5,009	3,786	3,667

Operating (loss) income	(16,683)	7,090	(43,221)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(52,804)	(46,960)	(39,365)
INTEREST INCOME	2,461	2,808	5,554
UNREALIZED GAIN (LOSS) ON VIACOM STOCK	39,831	(37,300)	782
UNREALIZED (LOSS) GAIN ON DERIVATIVES	(33,228)	86,476	54,282
OTHER GAINS AND (LOSSES)	2,209	1,163	2,661

Income (loss) before provision (benefit) for income taxes, discontinued operations and cumulative effect of accounting change	(58,214)	13,277	(19,307)
PROVISION (BENEFIT) FOR INCOME TAXES	(24,669)	1,318	(9,142)

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(33,545)	11,959	(10,165)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	34,371	85,757	(48,833)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES	—	(2,572)	11,202

Net income (loss)	$826	$95,144	$(47,796)

INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.97)	$0.36	$(0.30)
Gain (loss) from discontinued operations, net of taxes	0.99	2.54	(1.45)
Cumulative effect of accounting change, net of taxes	—	(0.08)	0.33

Net income (loss)	$0.02	$2.82	$(1.42)

INCOME (LOSS) PER SHARE — ASSUMING DILUTION:
Income (loss) from continuing operations	$(0.97)	$0.36	$(0.30)
Gain (loss) from discontinued operations, net of taxes	0.99	2.54	(1.45)
Cumulative effect of accounting change, net of taxes	—	(0.08)	0.33

Net income (loss)	$0.02	$2.82	$(1.42)

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(Amounts in thousands, except per share data)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents — unrestricted	$120,965	$98,632
Cash and cash equivalents — restricted	37,723	19,323
Trade receivables, less allowance of $1,805 and $467, respectively	26,101	22,374
Deferred financing costs	26,865	26,865
Deferred income taxes	8,753	7,048
Other current assets	20,121	25,889
Current assets of discontinued operations	19	4,095

Total current assets	240,547	204,226
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	1,297,528	1,110,163
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	29,505	240
GOODWILL	169,642	6,915
INDEFINITE LIVED INTANGIBLE ASSETS	40,591	1,756
INVESTMENTS	548,911	509,080
ESTIMATED FAIR VALUE OF DERIVATIVE ASSETS	146,278	207,727
LONG-TERM DEFERRED FINANCING COSTS	75,154	100,933
OTHER ASSETS	29,107	24,323
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	13,328

Total assets	$2,577,263	$2,178,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$8,584	$8,526
Accounts payable and accrued liabilities	154,952	80,685
Current liabilities of discontinued operations	2,930	6,652

Total current liabilities	166,466	95,863
SECURED FORWARD EXCHANGE CONTRACT	613,054	613,054
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	540,175	332,112
DEFERRED INCOME TAXES	251,039	230,867
ESTIMATED FAIR VALUE OF DERIVATIVE LIABILITIES	21,969	48,647
OTHER LIABILITIES	79,226	67,895
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	825	789
MINORITY INTEREST OF DISCONTINUED OPERATIONS	—	1,885
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,403 and 33,780 shares issued and outstanding, respectively	394	338
Additional paid-in capital	639,839	520,796
Retained earnings	283,624	282,798
Unearned compensation	(2,704)	(1,018)
Accumulated other comprehensive loss	(16,644)	(15,335)

Total stockholders’ equity	904,509	787,579

Total liabilities and stockholders’ equity	$2,577,263	$2,178,691

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$826	$95,144	$(47,796)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(34,371)	(85,757)	48,833
Impairment and other charges	856	—	14,262
Cumulative effect of accounting change, net of taxes	—	2,572	(11,202)
Unrealized gain on Viacom stock and related derivatives	(6,603)	(49,176)	(55,064)
Depreciation and amortization	58,950	56,480	38,405
Gain on sale of assets	—	(30,529)	—
Provision (benefit) for deferred income taxes	(24,871)	64,582	(11,428)
Amortization of deferred financing costs	35,219	36,164	35,987
Changes in (net of acquisitions and divestitures):
Trade receivables	3,242	(8,924)	5,273
Accounts payable and accrued liabilities	17,808	(336)	(16,773)
Other assets and liabilities	22,860	3,609	14,625

Net cash flows provided by operating activities — continuing operations	73,916	83,829	15,122
Net cash flows provided by operating activities — discontinued operations	2,890	3,451	368

Net cash flows provided by operating activities	76,806	87,280	15,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(223,720)	(175,404)	(280,921)
Cash of business acquired	4,228	—	—
Proceeds from sale of assets	175	30,875	—
Other investing activities	(2,328)	(955)	3,033

Net cash flows used in investing activities — continuing operations	(221,645)	(145,484)	(277,888)
Net cash flows provided by investing activities — discontinued operations	65,354	232,570	17,794

Net cash flows provided by (used in) investing activities	(156,291)	87,086	(260,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	550,000	85,000	535,000
Repayment of long-term debt	(425,104)	(214,846)	(241,503)
Deferred financing costs paid	(18,289)	—	(19,582)
(Increase) decrease in cash and cash equivalents — restricted	(8,560)	45,670	(52,326)
Proceeds from exercise of stock options and stock purchase plans	4,459	919	2,548
Other financing activities	(594)	—	—

Net cash flows provided by (used in) financing activities — continuing operations	101,912	(83,257)	224,137
Net cash flows provided by (used in) financing activities — discontinued operations	(94)	(1,671)	2,904

Net cash flows provided by (used in) financing activities	101,818	(84,928)	227,041

NET CHANGE IN CASH AND CASH EQUIVALENTS — UNRESTRICTED	22,333	89,438	(17,563)
CASH AND CASH EQUIVALENTS — UNRESTRICTED, BEGINNING OF YEAR	98,632	9,194	26,757

CASH AND CASH EQUIVALENTS — UNRESTRICTED, END OF YEAR	$120,965	$98,632	$9,194

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity

BALANCE, December 31, 2000	$334	$513,779	$235,450	$(80)	$16,454	$765,937
COMPREHENSIVE LOSS:
Net loss	—	—	(47,796)	—	—	(47,796)
Reclassification of gain on marketable securities	—	—	—	—	(17,957)	(17,957)
Unrealized loss on interest rate caps	—	—	—	—	(213)	(213)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(7,672)	(7,672)
Foreign currency translation	—	—	—	—	711	711

Comprehensive loss						(72,927)
Exercise of stock options	2	2,327	—	—	—	2,329
Tax benefit on stock options	—	720	—	—	—	720
Employee stock plan purchases	—	219	—	—	—	219
Issuance of restricted stock	1	3,664	—	(3,665)	—	—
Cancellation of restricted stock	—	(928)	—	928	—	—
Compensation expense	—	(86)	—	796	—	710

BALANCE, December 31, 2001	337	519,695	187,654	(2,021)	(8,677)	696,988
COMPREHENSIVE INCOME:
Net income	—	—	95,144	—	—	95,144
Unrealized loss on interest rate caps	—	—	—	—	(161)	(161)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(7,252)	(7,252)
Foreign currency translation	—	—	—	—	755	755

Comprehensive income						88,486
Exercise of stock options	1	660	—	—	—	661
Tax benefit on stock options	—	28	—	—	—	28
Employee stock plan purchases	—	206	—	—	—	206
Modification of stock plan	—	52	—	—	—	52
Issuance of restricted stock	—	115	—	(115)	—	—
Issuance of stock warrants	—	40	—	—	—	40
Cancellation of restricted stock	—	(32)	—	32	—	—
Compensation expense	—	32	—	1,086	—	1,118

BALANCE, December 31, 2002	338	520,796	282,798	(1,018)	(15,335)	787,579
COMPREHENSIVE LOSS:
Net income	—	—	826	—	—	826
Unrealized gain on interest rate derivatives	—	—	—	—	498	498
Minimum pension liability, net of deferred income taxes	—	—	—	—	(1,774)	(1,774)
Foreign currency translation	—	—	—	—	(33)	(33)

Comprehensive loss						(483)
Acquisition of business	53	105,276	—	—	—	105,329
Conversion of stock options of acquired business	—	5,596	—	(1,387)	—	4,209
Exercise of stock options	2	4,187	—	—	—	4,189
Tax benefit on stock options	—	881	—	—	—	881
Employee stock plan purchases	—	270	—	—	—	270
Shares issued to employees	—	24	—	—	—	24
Issuance of restricted stock	1	1,237	—	(1,238)	—	—
Cancellation of restricted stock	—	(43)	—	43	—	—
Compensation expense	—	1,615	—	896	—	2,511

BALANCE, December 31, 2003	$394	$639,839	$283,624	$(2,704)	$(16,644)	$904,509

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Summary of Significant Accounting Policies

Gaylord Entertainment Company (the “Company”) is a diversified hospitality and entertainment company operating, through its subsidiaries, principally in four business segments: Hospitality; ResortQuest; Opry and Attractions; and Corporate and Other. During the third quarter of 2003, the Company completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”). The Radio Operations, along with other businesses with respect to which the Company pursued plans of disposal in 2002 and prior periods, have been presented as discontinued operations as described in more detail below and in Note 5. The Radio Operations were previously included in a separate business segment, Opry and Media, along with WSM-AM. Due to the Radio Operations being included in discontinued operations, WSM-AM is now grouped in the Opry and Attractions business segment for all periods presented.

Business Segments

Hospitality

The Hospitality segment includes the operations of Gaylord Hotels(TM) branded hotels and the Radisson Hotel at Opryland. At December 31, 2003, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. Gaylord Opryland is owned and operated by Opryland Hotel Nashville, LLC, a consolidated wholly-owned subsidiary of the Company incorporated in Delaware. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Company is developing a Gaylord hotel in Grapevine, Texas, the Gaylord Texan Resort & Convention Center (“Gaylord Texan”), which is expected to open in April 2004. The Company has entered into a purchase agreement with respect to a tract of land for the development of a hotel in the Washington, D.C. area. The purchase agreement is subject to designated closing conditions and provides for liquidated damages, currently in the amount of $1.0 million, in the event the Company elects not to purchase the property once the closing conditions have been satisfied. This project is subject to the availability of financing, resolution of certain zoning issues and approval of the Company’s Board of Directors.

ResortQuest

The ResortQuest segment includes the operations of our vacation property management services subsidiaries. This branded network of vacation properties currently offers management services to approximately 19,300 properties in 50 premier beach, mountain, desert, and tropical resort locations. The acquisition of ResortQuest International, Inc. (“ResortQuest”) was completed on November 20, 2003 as further discussed in Note 6. The results of operations of ResortQuest for the period November 20, 2003 to December 31, 2003 are included in these consolidated financial statements.

Opry and Attractions

The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2003, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Springhouse Golf Club, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.

TM A registered trademark of Gaylord Entertainment Company

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and Other

Corporate and Other includes salaries and benefits of the Company’s executive and administrative personnel and various other overhead costs. This segment also includes the expenses and activities associated with the Company’s ownership of various investments, including Bass Pro, Inc. (“Bass Pro”), the Nashville Predators, the naming rights agreement related to the Nashville Predators and Opry Mills. The Company owns minority interests in Bass Pro, a leading retailer of premium outdoor sporting goods and fishing products, and the Nashville Predators, a National Hockey League professional team. Until the second quarter of 2002, the Company owned a minority interest in a partnership with The Mills Corporation that developed Opry Mills, a Nashville entertainment and retail complex, which opened in May 2000. The Company sold its interest in Opry Mills during 2002 to certain affiliates of The Mills Corporation, as further discussed in Note 7. The Company also sold its majority interest in the Oklahoma RedHawks, a minor league baseball team, during the fourth quarter of 2003. During the first quarter of 2002, the Company disclosed that it intended to dispose of its investment in the Nashville Predators.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company’s investments in other entities are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — Unrestricted

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Cash Equivalents — Restricted

Restricted cash and cash equivalents represent cash held in escrow for required capital expenditures, property taxes, insurance payments and other reserves required pursuant to the terms of the Company’s debt agreements, as further described in Note 12, as well as guest advance deposits held in escrow for lodging reservations and deposits held on real estate transactions.

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2003	2002	2001

Debt interest paid	$20,638	$17,749	$23,405
Deferred financing costs paid	18,289	—	19,582
Capitalized interest	(14,810)	(6,825)	(18,781)

Cash paid for interest, net of capitalized interest	$24,117	$10,924	$24,206

Net cash refunds for income taxes were $1.0 million, $63.2 million and $21.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net cash flows provided by investing activities — discontinued operations in 2003, 2002, and 2001 primarily consist of cash proceeds received from the sale of discontinued operations.

On November 20, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest in a tax-free stock for stock merger for a total purchase price of $114,698. The total purchase price of the ResortQuest acquisition was comprised of the following:

Fair value of common stock issued	$105,329
Fair value of stock options issued	5,596
Direct merger costs	3,773

Total	$114,698

The purchase price was allocated as follows:

Assets acquired, including cash acquired of $4,228	$283,019
Liabilities assumed	(169,708)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights, as well as vacation rental property management fees. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2003.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2003, 2002 and 2001, deferred financing costs of $35.2 million, $36.2 million and $36.0 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2003 represents the amount of prepaid contract payments related to the secured forward exchange contract discussed in Note 10 that will be amortized in the coming year.

Property and Equipment

Property and equipment are stated at cost. Improvements and significant renovations that extend the lives of existing assets are capitalized. Interest on funds borrowed to finance the construction of major capital additions is included in the cost of the applicable capital addition. Maintenance and repairs are charged to

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense as incurred. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Land improvements	20 years
Attractions-related equipment	16 years
Furniture, fixtures and equipment	3-8 years
Leasehold improvements	The shorter of the lease term or useful life

Impairment of Long-Lived Assets

In accounting for the Company’s long-lived assets other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001. Under SFAS No. 144, the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analyses.

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and requires the use of the purchase method of accounting for all business combinations prospectively. SFAS No. 141 also provides guidance on recognition of intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 141 in June of 2001.

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 19.

Leases

The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located and a 23 acre site in Grapevine, Texas on which the Gaylord Texan will be located and has various other leasing arrangements, including leases for office space and office equipment. The Company

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases”, and related interpretations. The Company’s leases are discussed further in Note 16.

Investments

The Company owns investments in marketable securities and has minority interest investments in certain businesses. Marketable securities are accounted for in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Generally, non-marketable investments (excluding limited partnerships) in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent and limited partnerships are accounted for using the equity method of accounting.

Other Assets

Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2003	2002

Other current assets:
Other current receivables	$6,716	$5,916
Note receivable — current portion	—	10,000
Inventories	4,828	3,900
Prepaid expenses	7,596	3,850
Current income tax receivable	—	1,478
Other current assets	981	745

Total other current assets	$20,121	$25,889

Other long-term assets:
Notes receivable	$7,535	$7,500
Deferred software costs, net	15,904	11,101
Other long-term assets	5,668	5,722

Total other long-term assets	$29,107	$24,323

Other current assets

Other current receivables result primarily from non-operating income and are due within one year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis. Prepaid expenses consist of prepayments for insurance and contracts that will be expensed during the subsequent year.

Other long-term assets

Long-term notes receivable primarily consists of an unsecured note receivable from Bass Pro. This long-term note receivable bears interest at a variable rate which is payable quarterly and matures in 2009.

During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note is collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable is now in default. The Company has

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated the note and demanded payment in full, although the Company has agreed to forebear collection until July 2004. The Company also contracted an independent external third party to appraise the property by which the note is secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company recognized a valuation allowance of $4.0 million against the note receivable which was recorded as an adjustment of the purchase price allocation.

The Company capitalizes the costs of computer software developed for internal use in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, the Company capitalized the external costs to acquire and develop computer software and certain internal payroll costs during 2002 and 2001. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.

The Company accounts for the costs of computer software developed or obtained for internal use that is also sold or otherwise marketed in accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

These costs are being amortized on a straight-line basis over the estimated useful lives of the related projects ranging from three to ten years. In accordance with Statement No. 86, the Company periodically, or upon the occurrence of certain events, reviews these capitalized software cost balances for impairment.

Preopening Costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, the Company expenses the costs associated with preopening expenses related to the construction of new hotels, start-up activities and organization costs as incurred.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2003	2002

Trade accounts payable	$9,737	$7,524
Accrued construction in progress	18,993	17,484
Property and other taxes payable	19,820	15,854
Deferred revenues	60,271	11,879
Accrued salaries and benefits	16,860	7,679
Restructuring accruals	289	701
Accrued self-insurance reserves	3,683	3,755
Accrued interest payable	3,232	554
Accrued advertising and promotion	7,422	4,206
Other accrued liabilities	14,645	11,049

Total accounts payable and accrued liabilities	$154,952	$80,685

Deferred revenues consist primarily of deposits on advance bookings of rooms and vacation properties and advance ticket sales at the Company’s tourism properties. The increase in deferred revenues from 2002 is due to the acquisition of ResortQuest. The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims, employee medical benefits and general liability claims. The

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company’s historical experience.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. See Note 13 for more detail on the Company’s income taxes.

Minority Interests of Discontinued Operations

Minority interests of discontinued operations relate to the interests in consolidated companies that the Company does not wholly own. The Company allocates income or loss to the minority interests based on the percentage ownership not owned by the Company as it may change throughout the year. As of December 31, 2003, the Company has no minority interests recorded on its consolidated balance sheet due to the sale of the Company’s interest in the Oklahoma RedHawks.

Revenue Recognition

Revenues from rooms are recognized as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.

The Company earns revenues from the ResortQuest segment through property management fees, service fees, and other sources. The Company receives property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on the Company’s proportionate share of the total rental price of the vacation condominium or home. The Company provides or arranges through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. The Company recognizes other revenues primarily related to real estate broker commissions and software and maintenance sales. The Company recognizes revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. The Company also sells a fully integrated software package, First Resort Software, specifically designed for the vacation property management business, along with ongoing service contracts. Software and maintenance revenues are recognized when the systems are installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs from continuing operations were $17.5 million, $22.8 million and $25.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

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

If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company’s net income (loss) (in thousands) and income (loss) per share (in dollars) for the years ended December 31 would have been reduced (increased) to the following pro forma amounts:

	2003	2002	2001

NET INCOME (LOSS):
As reported	$826	$95,144	$(47,796)
Stock-based employee compensation, net of tax effect	3,067	3,190	2,412

Pro forma	$(2,241)	$91,954	$(50,208)

INCOME (LOSS) PER SHARE:
As reported	$0.02	$2.82	$(1.42)

Pro forma	$(0.07)	$2.72	$(1.50)

INCOME (LOSS) PER SHARE — ASSUMING DILUTION:
As reported	$0.02	$2.82	$(1.42)

Pro forma	$(0.07)	$2.72	$(1.50)

The Company’s stock-based compensation is further described in Note 15.

Discontinued Operations

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

SFAS No. 144 retained the requirements of SFAS No. 121 for the recognition and measurement of an impairment loss and broadened the presentation of discontinued operations to include a component of an

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 during 2001 with an effective date of January 1, 2001.

In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003: WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; GET Management, the Company’s artist management business which was sold during 2001; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company’s water taxis that were sold in 2001. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 5.

Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share”, established standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2003

	Income	Shares	Per Share

Net income	$826	34,460	$0.02
Effect of dilutive stock options	—	—	—

Net income — assuming dilution	$826	34,460	$0.02

	2002

	Income	Shares	Per Share

Net income	$95,144	33,763	$2.82
Effect of dilutive stock options	—	31	—

Net income — assuming dilution	$95,144	33,794	$2.82

	2001

	Loss	Shares	Per Share

Net loss	$(47,796)	33,562	$(1.42)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(47,796)	33,562	$(1.42)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2003 and 2001, the effect of dilutive stock options was the equivalent of approximately 74,000 and 99,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the years ended December 31, 2003 and 2001, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders’ equity.

Financial Instruments

The Company has issued $350.0 million in aggregate principal amount of Senior Notes due 2013, which are discussed further in Note 12. These Senior Notes accrue interest at a fixed rate of 8%. The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million principal amount of the Senior Notes. The carrying value of $125.0 million of the Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $225.0 million carrying value of the remaining Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $237.9 million as of December 31, 2003. The carrying value of the Senior Loan, which is also discussed in Note 12, approximates fair value based upon the variable nature of this financial instrument’s interest rate. The carrying value of the Company’s long-term notes receivable approximates fair value based upon the variable nature of these financial instruments’ interest rates. Certain of the Company’s investments are carried at fair value determined using quoted market prices as discussed further in Note 9. The carrying amount of short-term financial instruments (cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

Derivatives and Hedging Activities

The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities as discussed in Note 11 and portions of its fixed rate debt as discussed in Note 12. Effective January 1, 2001, the Company records derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 2003 financial statement presentation.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Newly Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 required recognition of the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002 and the adoption did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN No. 45, including, among others, residual value guarantees under capital lease arrangements and loan commitments. The disclosure requirements of FIN No. 45 were effective as of December 31, 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations, financial position, or liquidity.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN No. 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN No. 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN No. 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has significant variable interest.

FIN No. 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN No. 46, as revised, were adopted as of December 31, 2003 for the Company’s interests in VIEs that are special purpose entities (“SPEs”). The adoption of FIN No. 46 for interests in SPEs on December 31, 2003 did not have a material effect on the Company’s consolidated balance sheet. The Company expects to adopt the provisions of FIN No. 46 for the Company’s variable interests in all VIEs as of March 31,

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. The effect of adopting the provisions of FIN No. 46 for all the Company’s variable interests is not expected to have a material impact on the Company’s consolidated balance sheet at March 31, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employer’s Disclosure about Pension and Other Postretirement Benefits”. This revised statement requires that companies provide more detailed disclosures about the plan assets, benefit obligations, cash flows, benefit costs, and investment policies of their pension and postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted the provisions of this statement on December 31, 2003 and the information contained in this report reflects the disclosures required under the revised standard.

2.	Construction Funding Requirements

As of December 31, 2003, the Company had $121.0 million in unrestricted cash, $88.7 million available under its revolving line of credit, and the net cash flows from certain operations to fund its cash requirements including the Company’s 2004 construction commitments related to its hotel construction projects. The Company believes that these resources are adequate to fund all of the Company’s 2004 construction commitments. The Company has entered into a purchase agreement with respect to a tract of land for the development of a hotel in the Washington, D.C. area. The purchase agreement is subject to designated closing conditions and provides for liquidated damages, currently in the amount of $1.0 million, in the event the Company elects not to purchase the property once the closing conditions have been satisfied. If the Company elects to purchase the property and develop the hotel, the Company would be required to obtain additional long term financing to fund the construction costs.

3.	Impairment and Other Charges

During 2001, the Company named a new chairman and a new chief executive officer, and had numerous changes in senior management. The new management team instituted a corporate reorganization and the reevaluation of the Company’s businesses and other investments (the “2001 Strategic Assessment”). As a result of the 2001 Strategic Assessment, the Company determined that the carrying value of certain long-lived assets were not fully recoverable and recorded pretax impairment and other charges from continuing operations during 2001 and 2003 in accordance with the provisions of SFAS No. 144.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows (amounts in thousands):

Additional impairment and other charges of $53.7 million during 2001 are included in discontinued operations.

	2003	2002	2001

Programming, film and other content	$856	—	$6,858
Gaylord Digital and other technology investments	—	—	4,576
Property and equipment	—	—	2,828

Total impairment and other charges	$856	—	$14,262

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

2003 Impairment and Other Charges

In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was again reevaluated on the basis of estimated future cash flows. As a result, an additional impairment charge of $0.9 million was recorded in the third quarter of 2003. The carrying value of the asset was $1.2 million as of December 31, 2003.

4.	Restructuring Charges

The following table summarizes the activities of the restructuring charges for continuing operations for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2002	adjustments	Payments	December 31, 2003

2001 restructuring charges	$431	$—	$337	$94
2000 restructuring charge	270	—	75	195

	$701	$—	$412	$289

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2001	adjustments	Payments	December 31, 2002

2002 restructuring charge	$—	$1,062	$1,062	$—
2001 restructuring charges	4,168	(1,079)	2,658	431
2000 restructuring charge	1,569	—	1,299	270

	$5,737	$(17)	$5,019	$701

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2000	adjustments	Payments	December 31, 2001

2001 restructuring charges	$—	$5,848	$1,680	$4,168
2000 restructuring charge	10,825	(3,666)	5,590	1,569

	$10,825	$2,182	$7,270	$5,737

2002 Restructuring Charge

As part of the Company’s ongoing assessment of operations, the Company identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002 the Company adopted a plan of restructuring resulting in a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits unrelated to the discontinued operations. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. As of December 31, 2002, the Company had recorded cash payments of $1.1 million against the 2002 restructuring accrual. During the fourth quarter of 2002, the outplacement agreements expired related to the 2002 restructuring charge. Therefore, the Company reversed the remaining $67,000 accrual. There was no remaining balance of the 2002 restructuring accrual at December 31, 2002.

2001 Restructuring Charges

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of December 31, 2003, the Company has recorded cash payments of $4.7 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at December 31, 2003 of $0.1 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by the end of 2005.

2000 Restructuring Charge

During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. As of December 31, 2003, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at December 31, 2003 of $0.2 million, from continuing operations, is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid by the end of 2005.

5.	Discontinued Operations

As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144 and APB No. 30. The results of operations, net of taxes, (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. These required revisions to the prior year financial statements did not impact cash flows from operating, investing or financing activities.

WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of the Radio Operations for approximately $62.5 million, at which time, net proceeds of approximately $50 million were placed in an escrow account for completion of the Gaylord Texan. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity.

During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale, which is recorded in the income from discontinued operations in the consolidated statement of operations. Proceeds of

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25.0 million were used to reduce the Company’s outstanding indebtedness as further discussed in Note 12.

Oklahoma RedHawks

During 2002, the Company committed to a plan of disposal of its approximately 78% ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, the Company sold its interests in the RedHawks and received cash proceeds of approximately $6.0 million. The Company recognized a loss of $0.6 million, net of taxes, related to the sale in discontinued operations in the accompanying consolidated statement of operations.

Word Entertainment

During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment’s net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. Proceeds from the sale of $80.0 million were used to reduce the Company’s outstanding indebtedness as further discussed in Note 12. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.5 million was reversed and is included in the consolidated statement of operations.

International Cable Networks

During the second quarter of 2001, the Company adopted a formal plan to dispose of its international cable networks. As part of this plan, the Company hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, the Company acquired an additional 25% ownership interest in its music networks in Argentina, increasing its ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing the Company’s interest to 67.5%.

In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company’s efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million,

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

During the first quarter of 2002, the Company finalized a transaction to sell certain assets of its Asia and Brazil networks, including the assignment of certain transponder leases. Also during the first quarter of 2002, the Company ceased operations based in Argentina. The transponder lease assignment required the Company to guarantee lease payments in 2002 from the acquirer of these networks. As such, the Company recorded a lease liability for the amount of the assignee’s portion of the transponder lease.

Businesses Sold to OPUBCO

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of OPUBCO for $22.0 million in cash and the assumption of debt of $19.3 million. The Company recognized a pretax loss of $1.7 million related to the sale in discontinued operations in the accompanying consolidated statement of operations. OPUBCO owns a minority interest in the Company. During 2002, three of the Company’s directors were also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, these three directors collectively owned a significant ownership interest in the Company.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2003	2002	2001

REVENUES:
Radio Operations	$3,703	$10,240	$8,207
Acuff-Rose Music Publishing	—	7,654	14,764
RedHawks	5,034	6,289	6,122
Word Entertainment	—	2,594	115,677
International cable networks	—	744	5,025
Businesses sold to OPUBCO	—	—	2,195
Other	—	—	609

Total revenues	$8,737	$27,521	$152,599

OPERATING INCOME (LOSS):
Radio Operations	$615	$1,305	$2,184
Acuff-Rose Music Publishing	16	933	2,119
RedHawks	436	841	363
Word Entertainment	22	(917)	(5,710)
International cable networks	—	(1,576)	(6,375)
Businesses sold to OPUBCO	(620)	—	(1,816)
Other	—	—	(383)
Impairment and other charges	—	—	(53,716)
Restructuring charges	—	(20)	(2,959)

Total operating income (loss)	469	566	(66,293)

INTEREST EXPENSE	(1)	(81)	(797)
INTEREST INCOME	8	81	199

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

OTHER GAINS AND (LOSSES)
Radio Operations	54,555	—	—
Acuff-Rose Music Publishing	450	130,465	(11)
RedHawks	(1,159)	(193)	(134)
Word Entertainment	1,503	1,553	(1,059)
International cable networks	497	3,617	(1,002)
Businesses sold to OPUBCO	—	—	(1,674)
Other	—	—	(251)

Total other gains and (losses)	55,846	135,442	(4,131)

Income (loss) before provision (benefit) for income taxes	56,322	136,008	(71,022)

PROVISION (BENEFIT) FOR INCOME TAXES	21,951	50,251	(22,189)

Net income (loss) from discontinued operations	$34,371	$85,757	$(48,833)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$19	$1,812
Trade receivables, less allowance of $0 and $2,938, respectively	—	1,954
Inventories	—	163
Prepaid expenses	—	97
Other current assets	—	69

Total current assets	19	4,095
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	—	5,157
GOODWILL	—	3,527
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	—	3,942
MUSIC AND FILM CATALOGS	—	—
OTHER LONG-TERM ASSETS	—	702

Total long-term assets	—	13,328

Total assets	$19	$17,423

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94
Accounts payable and accrued liabilities	2,930	6,558

Total current liabilities	2,930	6,652
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	825	789

Total long-term liabilities	825	789

Total liabilities	3,755	7,441

MINORITY INTEREST OF DISCONTINUED OPERATIONS	—	1,885

TOTAL LIABILITIES & MINORITY INTEREST OF DISCONTINUED OPERATIONS	$3,755	$9,326

6.     Acquisition

On November 20, 2003, pursuant to the Agreement and Plan of Merger dated as of August 4, 2003, Gaylord acquired 100% of the outstanding common shares of ResortQuest in a tax-free, stock-for-stock merger. ResortQuest is one of the nation’s largest vacation rental property management companies with approximately 19,300 units under management in 50 premier destination resorts located in the continental United States and Canada. Under the terms of the agreement, ResortQuest stockholders received 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the ResortQuest option holders received 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. Based on the number of shares of ResortQuest common stock outstanding as of November 20, 2003 (19,339,502), the exchange ratio (0.275 Gaylord common share for each ResortQuest common share) and the average market price of Gaylord’s common stock ($19.81, which is based on an average of the closing prices for two days before, the day of,

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and two days after the date of the definitive agreement, August 4, 2003), Gaylord issued 5,318,363 shares of Gaylord common stock. In addition, based on the total number of ResortQuest options outstanding at November 20, 2003, Gaylord exchanged ResortQuest options for options to purchase 573,863 shares of Gaylord common stock. Together with the direct merger costs, this resulted in an aggregate purchase price of $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million.

The total purchase price of the ResortQuest acquisition is as follows (amounts in thousands):

Fair value of Gaylord common stock issued	$105,329
Fair value of Gaylord stock options issued	5,596
Direct merger costs incurred by Gaylord	3,773

Total	$114,698

Gaylord has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. Any excess of the purchase price over the fair value of the net tangible and identifiable intangibles was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

The purchase price allocation as of November 20, 2003, was as follows:

(in thousands)

Cash acquired	$4,228
Tangible assets acquired	47,511
Amortizable intangible assets	29,718
Trade names	38,835
Goodwill	162,727

Total assets acquired	283,019
Liabilities assumed	(84,608)
Debt assumed	(85,100)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Tangible assets acquired totaled $47.5 million which included $9.8 million of restricted cash, $26.1 million of property and equipment and $7.0 million of net trade receivables.

As of November 20, 2003 and December 31, 2003, goodwill totaled $162.7 million which is reported within the ResortQuest segment. Approximately $73.5 million of the goodwill is expected to be deductible for income tax purposes. Approximately $29.7 million has been allocated to amortizable intangible assets

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting primarily of existing property management contracts and ResortQuest’s customer database. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts. Contracts originating in Hawaii are estimated to have a remaining useful life of ten years from acquisition, while contracts in the continental United States and Canada have a remaining estimated useful life of seven years from acquisition. Gaylord is amortizing the customer database over a two-year period. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”) which is being amortized over a remaining estimated useful life of five years.

Of the total purchase price, approximately $38.8 million has been allocated to trade names consisting primarily of the “ResortQuest” trade name which is deemed to have an indefinite remaining useful life and therefore will not be amortized.

The Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits, and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation.

7.     Divestitures

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

During 2001, the indemnification period related to the Company’s 1999 disposition of television station KTVT in Dallas-Fort Worth ended, resulting in the recognition of a pretax gain of $4.6 million related to the reversal of previously recorded contingent liabilities. The gain is included in other gains and losses in the accompanying consolidated statements of operations.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Property and Equipment

Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2003	2002

Land and land improvements	$133,449	$128,972
Buildings	838,276	819,610
Furniture, fixtures and equipment	336,735	312,690
Construction in progress	397,969	207,215

	1,706,429	1,468,487
Accumulated depreciation	(408,901)	(358,324)

Property and equipment, net	$1,297,528	$1,110,163

The increase in construction in progress during 2003 primarily relates to the construction of the Gaylord Texan, which is scheduled to open in April, 2004. Depreciation expense of continuing operations for the years ended December 31, 2003, 2002 and 2001 was $53.9 million, $52.7 million and $34.7 million, respectively. Capitalized interest for the years ended December 31, 2003, 2002 and 2001 was $14.8 million, $6.8 million and $18.8 million, respectively.

9.     Investments

Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2003	2002

Viacom Class B non-voting common stock	$488,313	$448,482
Bass Pro	60,598	60,598

Total investments	$548,911	$509,080

The Company acquired CBS Series B convertible preferred stock (“CBS Stock”) during 1999 as consideration in the divestiture of television station KTVT. CBS merged with Viacom in May 2000. As a result of the merger of CBS and Viacom, the Company received 11,003,000 shares of Viacom Class B non-voting common stock (“Viacom Stock”). The original carrying value of the CBS Stock was $485.0 million.

At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company’s adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders’ equity. As trading securities, the Viacom Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2003, the Company recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom Stock. For the year ended December 31, 2002, the Company recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom Stock. For the year

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2001, the Company recorded net pretax losses of $28.6 million related to the decrease in fair value of the Viacom Stock subsequent to January 1, 2001.

Bass Pro completed a restructuring at the end of 1999 whereby certain assets, including a resort hotel in Southern Missouri and an interest in a manufacturer of fishing boats, are no longer owned by Bass Pro. Subsequent to the Bass Pro restructuring, the Company’s ownership interest in Bass Pro equaled 19.1% and, accordingly, the Company accounts for the investment using the cost method of accounting.

During 1997, the Company purchased a 19.9% limited partnership interest in the Nashville Predators for $12.0 million. The Company accounts for its investment using the equity method as required by EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means”. The Company recorded losses of $1.4 million and $3.9 million during 2002 and 2001, respectively, resulting from the Nashville Predators’ net losses. The carrying value of the investment in the Predators was zero at December 31, 2003 and 2002 and $1.4 million at December 31, 2001. The Company has not recognized its share of losses in 2003 or reduced its investment below zero as the Company is not obligated to make future contributions to the Predators. Through dilution, the Company holds a 10.5% ownership interest in the Nashville Predators as of December 31, 2003.

10.     Secured Forward Exchange Contract

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of December 31, 2003 and 2002 and long-term assets of $64.3 million and $91.2 million in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility. As a result of the SFEC, the 1997 revolving credit facility was terminated.

The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $75.30 per share, as of December 31, 2003. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $75.30 per share, the Company will participate in the appreciation at a rate of 25.93%.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 11.

11.     Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

The Company adopted the provisions of SFAS No. 133 on January 1, 2001. In connection with the adoption of SFAS No. 133, as amended, the Company recorded a gain of $11.2 million, net of taxes of $7.1 million, as a cumulative effect of an accounting change effective January 1, 2001 to record the derivatives associated with the SFEC at fair value. Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the years ended December 31, 2003, 2002 and 2001, the Company recorded net pretax gains (losses) in the Company’s consolidated statement of operations of ($33.2) million, $86.5 million and $54.3 million, respectively, related to the increase (decrease) in the fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts capped the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which capped the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is recognized as income or expense immediately.

The Company also purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 12. The Company hedged a notional amount of $200.0 million, although the 2003 Loans only required that 50% of the outstanding amount be hedged. The LIBOR rate swap effectively locks the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualify for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. Anticipating the issuance of the Senior Notes and the subsequent repayment of the 2003 Loans, the Company terminated $100.0 million of the LIBOR rate swaps effective October 31, 2003. Upon issuance of the Senior Notes and the repayment of the 2003 Loans, the Company terminated the remaining $100.0 million of the LIBOR rate swaps effective November 12, 2003. The Company received proceeds from the termination of these LIBOR rate swaps in the amount of $0.2 million.

Upon issuance of the Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on a certain portion of the Senior Notes to a variable rate in order to access the lower borrowing costs currently available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and therefore, no impact on earnings. As of December 31, 2003, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.5) million.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded a derivative liability and an offsetting reduction in the balance of the Senior Notes accordingly.

12.     Debt

The Company’s debt and capital lease obligations related to continuing operations at December 31 consist of (amounts in thousands):

	2003	2002

Senior Loan	$199,181	$213,185
Mezzanine Loan	—	66,000
Term Loan	—	60,000
Senior Notes	350,000	—
Fair value derivatives effective for Senior Notes	(1,544)	—
Notes payable	200	—
Capital lease obligations	922	1,453

Total debt	548,759	340,638
Less amounts due within one year	(8,584)	(8,526)

Total long-term debt	$540,175	$332,112

Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands). Note 16 discusses the capital lease obligations in more detail, including annual maturities.

2004	$8,104
2005	8,104
2006	183,173
2007	—
2008	—
Years thereafter	350,000

Total	$549,381

Accrued interest payable at December 31, 2003 and 2002 was $3.2 million and $0.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

     Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior Loan may be extended for two additional one-year terms beyond its scheduled maturity, subject to Gaylord Opryland meeting certain financial ratios and other

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 11. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of an interim loan and paying required escrows and fees were approximately $97.6 million. At December 31, 2003 and 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $0.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for 2003 and 2002, including amortization of deferred financing costs, were 4.2% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for 2003 and 2002, including amortization of deferred financing costs, were 10.7% and 10.5%, respectively.

The terms of the Nashville Hotel Loans required that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Mezzanine Loan were structured such that failure to meet certain ratios at one level triggers certain cash management restrictions and failure to meet certain ratios at a second level results in an event of default under the Mezzanine Loan. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which required that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During 2002, the Company negotiated certain revisions to the financial covenants under the Mezzanine Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans for which the failure to comply would result in an event of default at December 31, 2002. During the second quarter of 2003, the Company’s ratios had improved such that the cash management restrictions were lifted. As of December 31, 2003, the Mezzanine Loan was repaid and the Company was in compliance with all covenants and the cash management restrictions were not in effect. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. The Company believes it has certain other possible alternatives to reduce borrowings outstanding under the Nashville Hotel Loans which would allow the Company to remedy any event of default. Any event of noncompliance that results in an event of default under the Senior Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During November, 2003, the Company used the proceeds of the Senior Notes, as discussed below, to repay $66.0 million outstanding under the Mezzanine Loan portion of the Nashville Hotel Loans. As a result of the prepayment of the Mezzanine Loan, the Company wrote off $0.7 million in deferred financing costs, which is recorded as interest expense in the consolidated statement of operations. The remaining terms of the Senior Loan are the same as discussed above.

     Term Loan

During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the “Banks”). During May 2003, the Company used $60 million of the proceeds from the 2003 Loans, as discussed below, to pay off the Term Loan. Concurrent with the payoff the Term Loan, the Company wrote off the remaining, unamortized deferred financing costs of

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million related to the Term Loan, which is recorded as interest expense in the consolidated statement of operations. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord Texan, as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.

At the Company’s option, amounts outstanding under the Term Loan bore interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 11. In addition, the Company was required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

During the first three months of 2002, the Company sold Word’s domestic operations as described in Note 5, which required the prepayment of the Term Loan in the amount of $80.0 million. As required by the Term Loan, the Company used $15.9 million of the net cash proceeds, as defined under the Term Loan agreement, received from the 2002 sale of the Opry Mills investment described in Note 7 to reduce the outstanding balance of the Term Loan. In addition, the Company used $25.0 million of the net cash proceeds, as defined under the Term Loan agreement, received from the sale of Acuff-Rose Music Publishing to reduce the outstanding balance of the Term Loan. Also during 2002, the Company made a principal payment of approximately $4.1 million under the Term Loan. Net borrowings under the Term Loan for 2002 were $85.0 million. As of December 31, 2002, the Company had outstanding borrowings of $60.0 million under the Term Loan. Proceeds from the 2003 Loans, as discussed below, were used to repay the Term Loan in 2003.

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

     2003 Loans

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consisted of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans were due in 2006. The senior loan bore interest of LIBOR plus 3.5%. The subordinated loan bore interest of LIBOR plus 8.0%. The 2003 Loans were secured by the Gaylord Palms assets and the Gaylord Texan assets. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 11. The Company was required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed above and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. The provisions of the 2003 Loans contain covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions.

In connection with the offering of the Senior Notes, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, to repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November, 2003, as discussed below, the Company used the proceeds of the Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs, which is included in interest expense in the consolidated statement of operations.

     Senior Notes

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that was a borrower or guarantor under the 2003 Loans, and as of November 2003, to the new revolving credit facility. In connection with the offering of the Senior Notes, the Company paid approximately $9.4 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans, as discussed above, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing and a related prepayment penalty. The Company wrote off $0.4 million in deferred financing costs, which is recorded as interest expense in the consolidated statements of operations.

     New Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which subsequently was increased to $100.0 million. The new revolving credit facility, which replaced the revolving credit portion under the 2003 Florida/ Texas senior secured credit facility, matures in May 2006 and borrowings thereunder bear interest at a rate of either LIBOR plus 3.50% or the lending banks’ base rate plus 2.25%. Borrowings may be made with interest periods ranging from one to three months, at the election of the Company and all principal amounts may be continued until maturity. The Company may elect to reduce principal amounts outstanding under the revolving credit facility from time to time without penalty or premium. The new revolving credit facility is guaranteed by the Company’s subsidiaries that

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were guarantors or borrowers under our 2003 Florida/ Texas senior secured credit facility and is secured by a leasehold mortgage on the Gaylord Palms. The new revolving credit facility requires the Company to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. As of December 31, 2003, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued a total of $11.3 million in letters of credit under the credit facility for the Company. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

13.     Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	2003	2002	2001

CURRENT:
Federal	$(18,367)	$—	$—
State	(3,284)	1,336	(32)

Total current provision (benefit)	(21,651)	1,336	(32)

DEFERRED:
Federal	901	32	(8,657)
State	(4,053)	(1,393)	(453)
Foreign	134	—	—

Total deferred benefit	(3,018)	(1,361)	(9,110)
Effect of tax law change	—	1,343	—

Total provision (benefit) for income taxes	$(24,669)	$1,318	$(9,142)

The tax benefits associated with the exercise of stock options during the years ended 2003, 2002, and 2001 were $0.9 million, $0.03 million and $0.7 million, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

During 2002, the Tennessee legislature increased the corporate income tax rate from 6% to 6.5%. As a result, the Company increased the deferred tax liability by $1.3 million and increased 2002 tax expense by $1.3 million. Due to the utilization of state net operating loss carryforwards from the sale of the Radio Operations in 2003, as discussed in Note 5, the Company released a portion of the valuation allowance to increase the deferred tax asset by $2.4 million and to reduce the tax expense by $2.4 million.

The effective tax rate as applied to pretax income (loss) from continuing operations differed from the statutory federal rate due to the following:

	2003	2002	2001

U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	8	—	2
Effective tax law change	—	7	—
Previously accrued income taxes	—	(37)	16
Other	(1)	5	(6)

	42%	10%	47%

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2003	2002

DEFERRED TAX ASSETS:
Accounting reserves and accruals	$20,895	$20,553
Defined benefit plan	8,944	8,360
Goodwill and other intangibles	—	5,149
Investments in stock	3,458	4,681
Forward exchange contract	38,609	28,111
Rent escalation and naming rights	6,752	—
Net operating loss carryforwards	24,998	15,296
Tax credits and other carryforwards	7,833	7,085
Other assets	2,832	540

Total deferred tax assets	114,321	89,775
Valuation allowance	(9,918)	(11,403)

Total deferred tax assets, net of valuation allowance	104,403	78,372

DEFERRED TAX LIABILITIES:
Goodwill and other intangibles	24,376	—
Property and equipment, net	87,705	72,085
Investments in stock & derivatives	229,942	227,379
Investments in partnerships	1,939	—
Other liabilities	2,727	2,727

Total deferred tax liabilities	346,689	302,191

Net deferred tax liabilities	$242,286	$223,819

At December 31, 2003, the Company had federal net operating loss carryforwards of $28.3 million which will begin to expire in 2020. In addition, the Company had federal minimum tax credits of $5.4 million that will not expire and other federal tax credits of $0.8 million that will begin to expire in 2018. The Company acquired net operating losses of $20.1 million and federal minimum tax credits of $0.2 million as a result of the acquisition of ResortQuest as described in Note 6. The Company’s utilization of these tax attributes will be limited due to the ownership change that resulted from the acquisition. However, management currently believes that these carryforwards will be ultimately fully utilized. State net operating loss carryforwards at December 31, 2003 totaled $349.8 million and will expire between 2004 and 2018. Foreign net operating loss carryforwards at December 31, 2003 totaled $0.2 million and will expire in 2010. The use of certain state and foreign net operating losses and other state and foreign deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state and foreign deferred tax assets, including loss carryforwards. The change in valuation allowance was $(1.5) million, $(0.7) million and $(0.7) million in 2003, 2002 and 2001, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes resulting from the unrealized gain on the investment in the Viacom Stock were $11.4 million at December 31, 2000 and were reflected as a reduction in stockholders’ equity. Effective January 1, 2001, the Company reclassified its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115, which required the recognition of a deferred tax provision of $11.4 million for the year ended December 31, 2001. These amounts are reflected in the accompanying consolidated statement of operations. At December 31, 2003, the deferred tax liability relating to the Viacom Stock and the related SFEC (see Note 10) was $229.9 million, which amounts will be payable upon expiration of the SFEC which is scheduled for May 2007.

During the years ended 2002 and 2001, the Company recognized benefits of $4.9 million and $3.2 million, respectively, related to the settlement of certain federal income tax issues with the Internal Revenue Service (“IRS”) as well as the closing of open tax years for federal and state tax purposes. The Company reached a $2.0 million partial settlement of Internal Revenue Service audits of the Company’s 1996-1997 tax returns during 2001. The IRS has completed and closed its audits of the Company’s tax returns through 1998. The IRS has also completed its audits of the Company’s tax returns for the years 1999 through 2001. The Company does not believe the resolution of those audits will have a material effect on the Company’s consolidated results of operations or financial position.

During the second quarter of 2002, the Company received an income tax refund of $64.6 million in cash from the U.S. Department of Treasury as a result of the net operating loss carry back provisions of the Job Creation and Worker Assistance Act of 2002. Net cash refunds for income taxes were approximately $1.0 million, $63.2 million and $21.7 million in 2003, 2002 and 2001, respectively.

14.     Stockholders’ Equity

Holders of common stock are entitled to one vote per share. During 2000, the Company’s Board of Directors voted to discontinue the payment of dividends on its common stock.

15.     Stock Plans

At December 31, 2003 and 2002, 3,327,325 and 3,241,037 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable one to four years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.8%, 4.1% and 4.7%; expected volatility of 35.5%, 33.1% and 34.2%; expected lives of 4.8, 4.3 and 5.4 years; expected dividend rates of 0% for all years. The weighted average fair value of options granted was $7.40, $8.16 and $10.10 in 2003, 2002 and 2001, respectively.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option awards available for future grant under the stock plan at December 31, 2003 and 2002 were 2,113,252 and 956,181 shares of common stock, respectively. Stock option transactions under the plan and options converted at the ResortQuest acquisition are summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,241,037	$26.21	3,053,737	$26.60	2,352,712	$26.38
Granted	777,390	21.21	635,475	24.26	1,544,600	25.35
Converted at ResortQuest acquisition	573,863	21.18	—	—	—	—
Exercised	(235,860)	17.75	(29,198)	22.63	(203,543)	11.44
Canceled	(612,813)	26.52	(418,977)	26.33	(640,032)	27.59

Outstanding at end of year	3,743,617	24.88	3,241,037	26.21	3,053,737	26.60

Exercisable at end of year	1,840,310	27.02	1,569,697	27.27	1,235,324	27.39

A summary of stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Option		Remaining	Average	Number of	Average
Exercise Price	Number of	Contractual	Exercise	Shares	Exercise
Range	Shares	Life	Price	Exerciseable	Price

$12.58-20.00	325,383	5.1	$15.42	111,905	$14.92
20.01-25.00	1,181,990	7.7	21.65	289,332	22.94
25.01-30.00	1,964,844	6.6	26.86	1,176,839	27.16
30.01-35.00	153,012	4.2	32.56	143,846	32.60
35.01-40.00	116,326	4.3	40.00	116,326	40.00
40.01-58.18	2,062	5.3	57.12	2,062	57.12

12.58-58.18	3,743,617	6.6	24.88	1,840,310	27.02

The plan also provides for the award of restricted stock. At December 31, 2003 and 2002, awards of restricted stock of 111,350 and 86,025 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock. At December 31, 2003, there was approximately $1.4 million in unearned deferred compensation related to restricted unit grants recorded as other stockholders’ equity in the accompanying consolidated balance sheet.

Included in compensation expense for 2003 is $1.6 million related to the grant of 620,500 units under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 12,888, 14,753 and 11,965 shares of common stock at an average price of $16.95, $17.47 and $18.27 pursuant to this plan during 2003, 2002 and 2001, respectively.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Capital leases

During 2003 and 2002, the Company entered into one and three capital leases, respectively. There were no capital leases in effect at December 31, 2001. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2003	2002

Property and equipment	$1,563	$1,965
Other long-term assets	898	412
Accumulated depreciation	(567)	(144)

Net assets under capital leases in property and equipment	$1,894	$2,233

Current lease obligations	$480	$522
Long-term lease obligations	442	931

Capital lease obligations	$922	$1,453

Operating leases

Rental expense related to continuing operations for operating leases was $13.6 million, $13.1 million and $2.7 million for 2003, 2002 and 2001, respectively. The increase in 2002 is related to the operating land lease for Gaylord Palms as discussed below. Non-cash lease expense for 2003 and 2002 was $6.5 million, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2003 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases

2004	$553	$11,350
2005	237	9,777
2006	133	7,698
2007	59	7,197
2008	10	6,138
Years thereafter	—	692,695

Total minimum lease payments	992	$734,855

Less amount representing interest	(70)

Total present value of minimum payments	922
Less current portion of obligations	(480)

Long-term obligations	$442

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.2 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease expense of approximately $9.8 million for 2003 and 2002. This rent included approximately $6.5 million of non-cash expenses during 2003 and 2002. The Company is currently attempting to renegotiate certain terms of the lease in an attempt to more closely align the economic cost of the lease with the impact on the Company’s results of operations. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $0.7 million and $0.6 million of contingent rentals related to the Gaylord Palms in 2003 and 2002, respectively.

Other commitments and contingencies

During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required the Company to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement. The Company is accounting for the naming rights agreement expense on a straight-line basis over the 20-year contract period. The Company recognized naming rights expense of $3.4 million for the years ended December 31, 2003, 2002 and 2001, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including a change of control.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. As of December 31, 2003, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, now pending in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company vigorously contested this case by filing an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. The Company intends to appeal this decision and continue to vigorously assert its rights in this litigation. Because the Company continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement will not affect the Company’s results of operation.

As previously disclosed in January 2003, the Company restated its historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to the Company’s income tax accrual and the manner in which the Company accounted for its investment in the Nashville Predators. The Company has been advised by the Securities and Exchange Commission (the “SEC”) Staff that it is conducting a formal investigation into the financial results and transactions that were the subject of the restatement by the Company. The SEC Staff is reviewing documents provided by the Company and its independent public accountants and has taken or will take testimony from former and current employees of the Company. The Company has been cooperating with the SEC staff and intends to continue to do so. Nevertheless, if the SEC makes a determination adverse to the Company, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

One of the Company’s ResortQuest subsidiaries is a party to the lawsuit styled Awbrey et al. v. Abbott Realty Services, Inc., Case No. 02-CA-1203, now pending in the Okaloosa County, Florida Circuit Court. The plaintiffs are owners of 16 condominium units at the Jade East condominium development in Destin, Florida, and they have filed suit alleging, among other things, nondisclosure and misrepresentation by the Company’s real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek unspecified damages and a jury trial. The Company has filed pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the original condominium’s developer. The Company has also filed a motion for summary judgment which has been set for hearing in May 2004. At this stage it is difficult to ascertain the likelihood of an unfavorable outcome. The damages sought by each plaintiff will be in excess of $200,000, making the total exposure to the sixteen unit owners in excess of $3.2 million. Those damages are disputed by the Company as overstated and unproven, and the Company intends to vigorously defend this case.

The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

17.	Retirement Plans

Prior to January 1, 2001, the Company maintained a noncontributory defined benefit pension plan in which substantially all of its employees were eligible to participate upon meeting the pension plan’s participation requirements. The benefits were based on years of service and compensation levels. On January 1, 2001 the Company amended its defined benefit pension plan to determine future benefits using a cash balance formula. On December 31, 2000, benefits credited under the plan’s previous formula were frozen. Under the cash formula, each participant had an account which was credited monthly with 3% of qualified earnings and the interest earned on their previous month-end cash balance. In addition, the Company included a “grandfather” clause which assures that the participant will receive the greater of the benefit

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated under the cash balance plan and the benefit that would have been payable if the defined benefit plan had remained in existence. The benefit payable to a vested participant upon retirement at age 65, or age 55 with 15 years of service, is equal to the participant’s account balance, which increases based upon length of service and compensation levels. At retirement, the employee generally receives the balance in the account as a lump sum. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law.

The following table sets forth the funded status at December 31 (amounts in thousands):

	2003	2002

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$59,214	$58,712
Service cost	—	—
Interest cost	4,031	3,964
Actuarial loss	6,874	5,359
Benefits paid	(3,490)	(5,021)
Curtailment	—	(3,800)

Benefit obligation at end of year	66,629	59,214

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	37,105	44,202
Actual gain (loss) on plan assets	5,495	(3,870)
Employer contributions	3,819	1,794
Benefits paid	(3,490)	(5,021)

Fair value of plan assets at end of year	42,929	37,105

Funded status	(23,700)	(22,109)
Unrecognized net actuarial loss	24,943	22,944
Adjustment for minimum liability	(24,943)	(22,944)
Employer contribution after measurement date	821	—

Accrued pension cost	$(22,879)	$(22,109)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2003	2002	2001

Service cost	$—	$—	$2,592
Interest cost	4,031	3,964	4,288
Expected return on plan assets	(2,991)	(3,395)	(4,131)
Recognized net actuarial loss	2,371	710	169
Amortization of prior service cost	—	—	402
Curtailment loss	—	3,750	—

Total net periodic pension expense	$3,411	$5,029	$3,320

The accumulated benefit obligation for the defined benefit pension plan was $66.6 million and $59.2 million at December 31, 2003 and 2002.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2003	2002

Discount rate	6.25%	7.00%
Rate of compensation increase	N/A	4.00%
Measurement date	9/30/03	9/30/02

The rate of increase in future compensation levels was not applicable for 2003 due to the Company amending the plan to freeze the cash balance benefit as described below.

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2003	2002

Discount rate	7.00%	7.50%
Rate of compensation increase	N/A	4.00%
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	9/30/03	9/30/02

The Company determines the overall expected long term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company considers its targeted allocation of plan assets among securities with various risk and return profiles, as well as the actual returns provided by plan assets in prior periods.

Plan Assets and Contributions

The allocation of the defined benefit pension plan’s assets as of September 30, by asset categories, are as follows:

Asset Category	2003	2002

Equity securities	61%	49%
Fixed income securities	33%	48%
Cash	6%	3%

Total	100%	100%

The defined benefit pension plan’s investment strategy is to invest plan assets in a diverse group of equity and fixed income securities with the objective of achieving returns that will provide the plan with sufficient assets to make benefit payments as they become due, while maintaining a risk profile that is commensurate with this objective. Consistent with that strategy, the plan has set the following target asset allocation percentages for each major category of plan assets:

Asset Category	Target Allocation

Equity securities	60%
Fixed income securities	35%
Cash	5%

Total	100%

The Company expects to contribute $3.0 million to its defined benefit pension plan in 2004.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2003, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $11.4 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $34.5 million and $32.4 million at December 31, 2003 and 2002, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2003 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $1.8 million, net of taxes of $1.1 million. The 2002 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $7.2 million, net of taxes of $4.7 million. The 2003 and 2002 charges to equity due to the increase in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes 2% to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $4.1 million, $3.8 million and $1.5 million for 2003, 2002 and 2001, respectively.

Effective December 31, 2001, the Company amended its retirement plans and its retirement savings plan whereby the retirement cash balance benefit was frozen and whereby future Company contributions to the retirement savings plan will include 2% to 4% of the employee’s salary, based upon the Company’s financial performance, in addition to the one-half match of the employee’s salary up to a maximum of 3% as described above. As a result of these changes to the retirement plans, the Company recorded a pretax charge to operations of $5.7 million in the first quarter of 2002 related to the write-off of unamortized prior service cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and related interpretations.

18.	Postretirement Benefits Other Than Pensions

The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. The Company contributes toward the cost of health insurance benefits and contributes the full cost of providing life insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service. The Company’s Benefits Trust Committee determines retiree premiums.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2003	2002

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$19,722	$13,665
Service cost	341	306
Interest cost	1,380	1,353
Actuarial (gain) loss	(485)	862
Contributions by plan participants	—	142
Benefits paid	(755)	(987)
Remeasurements	—	9,054
Amendments	—	(4,673)

Benefit obligation at end of year	20,203	19,722
Unrecognized net actuarial loss	(1,520)	(2,015)
Unrecognized prior service cost	3,074	4,073
Unrecognized curtailment gain	2,103	2,348

Accrued postretirement liability	$23,860	$24,128

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2003	2002	2001

Service cost	$341	$306	$688
Interest cost	1,380	1,353	946
Curtailment gain	—	(2,105)	—
Recognized net actuarial (gain) loss	10	(41)	(424)
Amortization of prior service cost	(999)	(999)	(158)
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$488	$(1,730)	$808

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2003	2002

Discount rate	6.25%	7.00%
Measurement date	9/30/03	9/30/02

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2003	2002

Discount rate	7.00%	7.50%
Measurement date	9/30/03	9/30/02

The health care cost trend is projected to be 10.1% in 2004, declining each year thereafter to an ultimate level trend rate of 5.0% per year for 2012 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately 10% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 10%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 9%.

The Company expects to contribute $0.9 million to the plan in 2004.

The Company amended the plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. The amendment and curtailment of the plans were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and related interpretations.

19.	Goodwill and Intangibles

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether goodwill is impaired as of the beginning of the fiscal year in which the statement is adopted. Under the transitional provisions of SFAS No. 142, the first step is for the Company to evaluate whether the reporting unit’s carrying amount exceeds its fair value. If the reporting unit’s carrying amount exceeds it fair value, the second step of the impairment test must be completed. During the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

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

The Company performed the annual impairment review on all goodwill at December 31, 2003 and determined that no further impairment charges were required during 2003.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of goodwill by business segment for the twelve months ended December 31, 2003 and 2002 are as follows (amounts in thousands):

	Balance as of			Balance as of
	December 31,	Impairment		December 31,
	2002	Losses	Acquisitions	2003

Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	—	—	162,727	162,727
Corporate and other	—	—	—	—

Total	$6,915	$—	$162,727	$169,642

	Balance as of	Transitional		Balance as of
	December 31,	Impairment		December 31,
	2001	Losses	Acquisitions	2002

Hospitality	$4,221	$(4,221)	$—	$—
Opry and Attractions	6,915	—	—	6,915
Corporate and other	—	—	—	—

Total	$11,136	$(4,221)	$—	$6,915

The following table presents a reconciliation of net income and income per share assuming the non-amortization provisions of SFAS No. 142 were applied during the years ended December 31 (amounts in thousands, except per share data):

	2003	2002	2001

Reported net income (loss)	$826	$95,144	$(47,796)
Add back: Goodwill amortization, net of tax	—	—	1,360

Adjusted net income (loss)	$826	$95,144	$(46,436)

Basic earnings (loss) per share
Reported net income (loss)	$0.02	$2.82	$(1.42)
Add back: Goodwill amortization, net of tax	—	—	0.04

Adjusted net income (loss)	$0.02	$2.82	$(1.38)

Diluted earnings (loss) per share
Reported net income (loss)	$0.02	$2.82	$(1.42)
Add back: Goodwill amortization, net of tax	—	—	0.04

Adjusted net income (loss)	$0.02	$2.82	$(1.38)

The Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined the lives of these intangible assets to be appropriate.

The carrying amount of indefinite lived intangible assets not subject to amortization was $40.6 million and $1.8 million at December 31, 2003 and 2002. The increase in indefinite lived intangible assets during 2003 is due to trade names obtained in the acquisition of ResortQuest. The gross carrying amount of amortized intangible assets in continuing operations was $30.1 million and $0.4 million at December 31, 2003 and 2002, respectively. The increase in amortized intangible assets during 2003 is primarily related to property management contracts with vacation rental property owners obtained in the acquisition of ResortQuest. The related accumulated amortization of intangible assets in continuing operations was $588,000 and

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$131,000 at December 31, 2003 and 2002, respectively. The amortization expense related to intangibles from continuing operations during the twelve months ended December 31, 2003 and 2002 was $457,000 and $58,000, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $3.8 million per year.

20.	Financial Reporting By Business Segments

The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. The Company revised its reportable segments during the first quarter of 2003 due to the Company’s decision to divest of the Radio Operations and due to the acquisition of ResortQuest.

	2003	2002	2001

REVENUES:
Hospitality	$369,263	$339,380	$228,712
Opry and Attractions	61,433	65,600	67,064
ResortQuest	17,920	—	—
Corporate and Other	184	272	290

Total	$448,800	$405,252	$296,066

DEPRECIATION AND AMORTIZATION:
Hospitality	$46,536	$44,924	$25,593
Opry and Attractions	5,129	5,778	6,270
ResortQuest	1,186	—	—
Corporate and Other	6,099	5,778	6,542

Total	$58,950	$56,480	$38,405

OPERATING INCOME (LOSS):
Hospitality	$42,347	$25,972	$34,270
Opry and Attractions	(600)	1,596	(5,010)
ResortQuest	(2,616)	—	—
Corporate and Other	(43,396)	(42,111)	(40,110)
Preopening costs	(11,562)	(8,913)	(15,927)
Gain on sale of assets	—	30,529	—
Impairment and other charges	(856)	—	(14,262)
Restructuring charges	—	17	(2,182)
Interest expense, net of amounts capitalized	(52,804)	(46,960)	(39,365)
Interest income	2,461	2,808	5,554
Unrealized gain (loss) on Viacom stock	39,831	(37,300)	782
Unrealized gain (loss) on derivatives	(33,228)	86,476	54,282
Other gains and losses	2,209	1,163	2,661

Total	$(58,214)	$13,277	$(19,307)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

IDENTIFIABLE ASSETS:
Hospitality	$1,209,124	$1,056,434	$947,646
Opry and Attractions	91,837	85,530	90,912
ResortQuest	288,992	—	—
Corporate and Other	987,291	1,032,809	998,916
Discontinued operations	19	17,423	140,170

Total	$2,577,263	$2,192,196	$2,177,644

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2003	2002	2001

CAPITAL EXPENDITURES:
Hospitality	$211,043	$163,926	$277,643
Opry and Attractions	9,133	2,673	2,471
ResortQuest	1,504	—	—
Corporate and other	2,040	8,805	807

Total	$223,720	$175,404	$280,921

21.	Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2003 and 2002 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$114,380	$105,470	$98,101	$130,849
Depreciation and amortization	14,573	14,304	14,567	15,506
Operating income (loss)	4,958	(1,539)	(8,753)	(11,349)
Income (loss) of continuing operations before income taxes and discontinued operations	(10,859)	17,878	(43,479)	(21,754)
Provision (benefit) for income taxes	(4,236)	7,334	(19,072)	(8,695)
Income (loss) of continuing operations before discontinued operations	(6,623)	10,544	(24,407)	(13,059)
Income (loss) from discontinued operations, net of taxes	167	809	35,150	(1,755)
Net income (loss)	(6,456)	11,353	10,743	(14,814)
Net income (loss) per share	(0.19)	0.34	0.32	(0.41)
Net income (loss) per share — assuming dilution	(0.19)	0.33	0.32	(0.41)

During May of 2003, the Company finalized the 2003 Loans, which consisted of a $25 million senior revolving facility, a $150 million senior term loan, and a $50 million subordinated term loan. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. During November 2003, the Company used the proceeds of the Senior Notes to

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs, which is included in interest expense in the consolidated statement of operations.

During the third quarter of 2003, the Company sold WSM-FM and WWTN(FM) to Cumulus and recorded a net of tax gain of approximately $33.3 million. This gain is recorded in income from discontinued operations in the consolidated statement of operations.

During the fourth quarter of 2003, the Company sold its interest in the Oklahoma RedHawks minor-league baseball team and received cash proceeds of approximately $6.0 million. The Company recognized a loss of $0.6 million, net of taxes, related to the sale in discontinued operations in the accompanying consolidated statement of operations.

On November 20, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest in a tax-free, stock for stock merger. The results of operations of ResortQuest for the period November 20, 2003 to December 31, 2003 are included in the consolidated financial statements.

During November 2003, the Company completed its offering of the Senior Notes. In connection with the offering of the Senior Notes, the Company paid approximately $9.4 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans, as discussed above, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay ResortQuest’s senior notes and credit facility, the principal amount of which aggregated $85.1 million at closing, and a related prepayment penalty.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$99,657	$95,937	$100,421	$109,237
Depreciation and amortization	15,230	12,762	13,933	14,555
Operating income (loss)	(15,671)	8,749	18,294	(4,282)
Income (loss) of continuing operations before income taxes, discontinued operations and accounting change	(10,627)	2,869	26,617	(5,582)
Provision (benefit) for income taxes	(4,094)	(1,584)	7,283	(287)
Income (loss) of continuing operations before discontinued operations and accounting change	(6,533)	4,453	19,334	(5,295)
Income from discontinued operations, net of taxes	958	1,425	80,710	2,664
Cumulative effect of accounting change, net of taxes	(2,572)	—	—	—
Net income (loss)	(8,147)	5,878	100,044	(2,631)
Net income (loss) per share	(0.24)	0.17	2.96	(0.08)
Net income (loss) per share — assuming dilution	(0.24)	0.17	2.96	(0.08)

During the second quarter of 2002, the Company sold its partnership share of the Opry Mills partnership to certain affiliates of The Mills Corporation for approximately $30.8 million in cash proceeds upon the

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2002, the Company finalized the sale of Acuff-Rose Music Publishing to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale in discontinued operations. The gain on the sale of Acuff-Rose Music Publishing is recorded in the income from discontinued operations in the consolidated statement of operations.

22. Information Concerning Guarantor and Non-Guarantor Subsidiaries

Not all of the Company’s subsidiaries guarantee the $350 million Senior Notes. All of the Company’s subsidiaries that are borrowers or have guaranteed under the Company’s new revolving credit facility or previously, the Company’s 2003 Florida/Texas senior secured credit facility, are guarantors (the “Guarantors”) of the Senior Notes. Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or own or manage the Nashville loan borrower (the “Non-Guarantors”), do not guarantee the Senior Notes. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

The following consolidating schedules condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$67,311	$208,844	$215,265	$(42,620)	$448,800
Operating expenses:
Operating costs	23,255	127,799	137,237	(11,354)	276,937
Selling, general and administrative	35,664	49,772	31,713	29	117,178
Management fees	—	14,620	16,675	(31,295)	—
Preopening costs	—	11,562	—	—	11,562
Impairment and other charges	856	—	—	—	856
Restructuring charges, net	—	—	—	—	—
Depreciation	5,559	24,350	24,032	—	53,941
Amortization	3,085	681	1,243	—	5,009

Operating income (loss)	(1,108)	(19,940)	4,365	—	(16,683)
Interest expense, net	(43,142)	(34,048)	(22,061)	46,447	(52,804)
Interest income	38,679	1,323	8,906	(46,447)	2,461
Unrealized loss on Viacom stock	39,831	—	—	—	39,831
Unrealized gain on derivatives	(33,228)	—	—	—	(33,228)
Other gains and (losses)	2,238	(10)	(19)	—	2,209

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change	3,270	(52,675)	(8,809)	—	(58,214)
Provision (benefit) for income taxes	1,416	(22,767)	(3,318)	—	(24,669)
Equity in subsidiaries’ (earnings) losses, net	1,028	—	—	(1,028)	—

Income (loss) from continuing operations	826	(29,908)	(5,491)	1,028	(33,545)
Gain (loss) from discontinued operations, net	—	871	33,500	—	34,371
Cumulative effect of accounting change, net	—	—	—	—	—

Net income (loss)	$826	$(29,037)	$28,009	$1,028	$826

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2002

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$63,549	$176,149	$206,132	$(40,578)	$405,252
Operating expenses:
Operating costs	16,399	112,497	135,685	(9,998)	254,583
Selling, general and administrative	39,814	39,286	29,998	(366)	108,732
Management fees	—	13,196	17,454	(30,650)	—
Preopening costs	—	8,913	—	—	8,913
Gain on sale of assets	—	(30,529)	—	—	(30,529)
Restructuring charges, net	(1,086)	104	965	—	(17)
Depreciation	6,238	22,895	23,561	—	52,694
Amortization	2,343	595	848	—	3,786

Operating income (loss)	(159)	9,192	(2,379)	436	7,090
Interest expense, net	(36,598)	(30,037)	(27,095)	46,770	(46,960)
Interest income	45,499	290	3,789	(46,770)	2,808
Unrealized loss on Viacom stock	(37,300)	—	—	—	(37,300)
Unrealized gain on derivatives	86,476	—	—	—	86,476
Other gains and (losses)	1,753	(643)	53	—	1,163

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change	59,671	(21,198)	(25,632)	436	13,277
Provision (benefit) for income taxes	20,157	(9,462)	(9,813)	436	1,318
Equity in subsidiaries’ (earnings) losses, net	(55,630)	—	—	55,630	—

Income (loss) from continuing operations	95,144	(11,736)	(15,819)	(55,630)	11,959
Gain (loss) from discontinued operations, net	—	9,803	75,954	—	85,757
Cumulative effect of accounting change, net	—	(2,572)	—	—	(2,572)

Net income (loss)	$95,144	$(4,505)	$60,135	$(55,630)	$95,144

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2001

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$45,649	$60,909	$222,073	$(32,565)	$296,066
Operating expenses:
Operating costs	19,498	46,402	143,027	(7,628)	201,299
Selling, general and administrative	27,851	9,810	29,551	—	67,212
Management fees	—	9,004	16,227	(25,231)	—
Preopening costs	—	15,927	—	—	15,927
Impairment and other charges	6,858	845	6,559	—	14,262
Restructuring charges, net	2,182	—	—	—	2,182
Depreciation	6,900	4,339	23,499	—	34,738
Amortization	2,091	934	642	—	3,667

Operating income (loss)	(19,731)	(26,352)	2,568	294	(43,221)
Interest expense, net	(33,412)	(9,994)	(42,062)	46,103	(39,365)
Interest income	47,388	2,194	2,075	(46,103)	5,554
Unrealized loss on Viacom stock	782	—	—	—	782
Unrealized gain on derivatives	54,282	—	—	—	54,282
Other gains and (losses)	(10,565)	13,112	114	—	2,661

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change	38,744	(21,040)	(37,305)	294	(19,307)
Provision (benefit) for income taxes	14,465	(8,193)	(15,708)	294	(9,142)
Equity in subsidiaries’ (earnings) losses, net	83,277	—	—	(83,277)	—

Income (loss) from continuing operations	(58,998)	(12,847)	(21,597)	83,277	(10,165)
Gain (loss) from discontinued operations, net	—	(26,136)	(22,697)	—	(48,833)
Cumulative effect of accounting change, net	11,202	—	—	—	11,202

Net income (loss)	$(47,796)	$(38,983)	$(44,294)	$83,277	$(47,796)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$116,413	$2,958	$1,594	$—	$120,965
Cash and cash equivalents — restricted	4,651	17,738	15,334	—	37,723
Trade receivables, net	464	21,753	21,122	(17,238)	26,101
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,903	2,333	1,517	—	8,753
Other current assets	6,271	10,656	3,323	(129)	20,121
Intercompany receivables, net	838,904	—	46,645	(885,549)	—
Current assets of discontinued operations	—	—	19	—	19

Total current assets	998,471	55,438	89,554	(902,916)	240,547
Property and equipment, net	87,157	860,144	350,227	—	1,297,528
Amortized intangible assets, net	160	29,341	4	—	29,505
Goodwill	—	169,642	—	—	169,642
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	835,134	16,747	60,598	(363,568)	548,911
Estimated fair value of derivative assets	146,278	—	—	—	146,278
Long-term deferred financing costs	73,569	810	775	—	75,154
Other long-term assets	7,830	10,990	10,287	—	29,107
Long-term assets of discontinued operations	—	—	—		—

Total assets	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$558	$22	$8,004	$—	$8,584
Accounts payable and accrued liabilities	35,080	138,032	(629)	(17,531)	154,952
Intercompany payables, net	—	971,587	(86,038)	(885,549)	—
Current liabilities of discontinued operations	—	23	2,907	—	2,930

Total current liabilities	35,638	1,109,664	(75,756)	(903,080)	166,466
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	348,797	201	191,177	—	540,175
Deferred income taxes	165,247	38,140	47,652	—	251,039
Estimated fair value of derivative liabilities	21,969	—	—	—	21,969
Other long-term liabilities	60,724	18,337	1	164	79,226
Long-term liabilities of discontinued operations	—	825	—	—	825
Minority interest of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	3,337	2	(3,339)	394
Additional paid-in capital	639,839	234,997	165,955	(400,952)	639,839
Retained earnings	283,624	(224,213)	183,490	40,723	283,624
Other stockholders’ equity	(19,207)	935	(1,076)	—	(19,348)

Total stockholders’ equity	904,650	15,056	348,371	(363,568)	904,509

Total liabilities and stockholders’ equity	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2002

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$92,896	$3,644	$2,092	$—	$98,632
Cash and cash equivalents — restricted	2,732	—	16,591	—	19,323
Trade receivables, net	1,237	10,768	22,610	(12,241)	22,374
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,310	1,481	1,257	—	7,048
Other current assets	5,330	6,295	14,264	—	25,889
Intercompany receivables, net	488,251	—	—	(488,251)	—
Current assets of discontinued operations	—	—	4,095	—	4,095

Total current assets	621,621	22,188	60,909	(500,492)	204,226
Property and equipment, net	85,132	661,151	363,880	—	1,110,163
Amortized intangible assets, net	—	43	197	—	240
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	1,480	276	—	—	1,756
Investments	748,143	22,202	60,598	(321,863)	509,080
Estimated fair value of derivative assets	207,727	—	—	—	207,727
Long-term deferred financing costs	93,660	—	7,273	—	100,933
Other long-term assets	11,432	2,351	10,540	—	24,323
Long-term assets of discontinued operations	—	—	13,328	—	13,328

Total assets	$1,769,195	$715,126	$516,725	$(822,355)	$2,178,691

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$522	$—	$8,004	$—	$8,526
Accounts payable and accrued liabilities	16,008	44,114	33,098	(12,535)	80,685
Intercompany payables, net	—	655,381	(167,130)	(488,251)	—
Current liabilities of discontinued operations	—	1,523	5,129	—	6,652

Total current liabilities	16,530	701,018	(120,899)	(500,786)	95,863
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	60,931	—	271,181	—	332,112
Deferred income taxes	177,462	5,122	48,283	—	230,867
Estimated fair value of derivative liabilities	48,647	—	—	—	48,647
Other long-term liabilities	64,581	(11,450)	14,470	294	67,895
Long-term liabilities of discontinued operations	—	(22,691)	23,480	—	789
Minority interest of discontinued operations	—	—	1,885	—	1,885
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	338	3,337	2	(3,339)	338
Additional paid-in capital	520,796	235,126	123,093	(358,219)	520,796
Retained earnings	282,798	(195,176)	155,481	39,695	282,798
Other stockholders’ equity	(15,942)	(160)	(251)	—	(16,353)

Total stockholders’ equity	787,990	43,127	278,325	(321,863)	787,579

Total liabilities and stockholders’ equity	$1,769,195	$715,126	$516,725	$(822,355)	$2,178,691

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$(249,422)	$271,090	$52,248	$—	$73,916
Net cash provided by discontinued operating activities	—	22,887	(19,997)	—	2,890

Net cash provided by operating activities	$(249,422)	$293,977	$32,251	$—	$76,806
Purchases of property and equipment	(8,686)	(203,947)	(11,087)	—	(223,720)
Cash of business acquired	—	4,228	—	—	4,228
Sale of assets	—	—	175	—	175
Other investing activities	(1,017)	(289)	(1,022)	—	(2,328)

Net cash used in investing activities — continuing operations	(9,703)	(200,008)	(11,934)	—	(221,645)
Net cash provided by investing activities — discontinued operations	—	5,869	59,485	—	65,354

Net cash provided by investing activities	(9,703)	(194,139)	47,551	—	(156,291)
Proceeds from issuance of long-term debt	350,000	200,000	—	—	550,000
Repayment of long-term debt	(60,000)	(285,100)	(80,004)	—	(425,104)
Deferred financing costs paid	(9,344)	(8,643)	(302)	—	(18,289)
(Increase) decrease in restricted cash and cash equivalents	(1,919)	(7,898)	1,257	—	(8,560)
Proceeds from exercise of stock option and purchase plans	4,459	—	—	—	4,459
Other financing activities, net	(554)	1,117	(1,157)	—	(594)

Net cash used in financing activities — continuing operations	282,642	(100,524)	(80,206)	—	101,912
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash used in financing activities	282,642	(100,524)	(80,300)	—	101,818

Net change in cash	23,517	(686)	(498)	—	22,333
Cash and cash equivalents at beginning of year	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of year	$116,413	$2,958	$1,594	$—	$120,965

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$110,765	$40,248	$(67,184)	$—	$83,829
Net cash provided by discontinued operating activities	—	(517)	3,968	—	3,451

Net cash provided by operating activities	110,765	39,731	(63,216)	—	87,280
Purchases of property and equipment	(9,887)	(153,396)	(12,121)	—	(175,404)
Sale of assets	—	30,875	—	—	30,875
Other investing activities	(4,064)	4,777	(1,668)	—	(955)

Net cash used in investing activities — continuing operations	(13,951)	(117,744)	(13,789)	—	(145,484)
Net cash provided by investing activities — discontinued operations	—	81,350	151,220	—	232,570

Net cash provided by investing activities	(13,951)	(36,394)	137,431	—	87,086
Proceeds from issuance of long-term debt	85,000	—	—	—	85,000
Repayment of long-term debt	(125,034)	—	(89,812)	—	(214,846)
(Increase) decrease in restricted cash and cash equivalents	28,089	—	17,581	—	45,670
Proceeds from exercise of stock option and purchase plans	919	—	—	—	919

Net cash used in financing activities — continuing operations	(11,026)	—	(72,231)	—	(83,257)
Net cash used in financing activities — discontinued operations	—	—	(1,671)	—	(1,671)

Net cash used in financing activities	(11,026)	—	(73,902)	—	(84,928)

Net change in cash	85,788	3,337	313	—	89,438
Cash and cash equivalents at beginning of year	7,108	307	1,779	—	9,194

Cash and cash equivalents at end of year	$92,896	$3,644	$2,092	$—	$98,632

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$(84,464)	$251,963	$(152,377)	—	$15,122
Net cash provided by discontinued operating activities	—	4,848	(4,480)	—	368

Net cash provided by operating activities	(84,464)	256,811	(156,857)	—	15,490
Purchases of property and equipment	(5,184)	(262,420)	(13,317)	—	(280,921)
Other investing activities	889	4,850	(2,706)	—	3,033

Net cash used in investing activities — continuing operations	(4,295)	(257,570)	(16,023)	—	(277,888)
Net cash provided by investing activities — discontinued operations	—	452	17,342	—	17,794

Net cash provided by investing activities	(4,295)	(257,118)	1,319	—	(260,094)
Proceeds from issuance of long-term debt	100,000	—	435,000	—	535,000
Repayment of long-term debt	(500)	—	(241,003)	—	(241,503)
Deferred financing costs paid	(3,642)	—	(15,940)	—	(19,582)
(Increase) decrease in restricted cash and cash equivalents	(26,861)	—	(25,465)	—	(52,326)
Proceeds from exercise of stock option and purchase plans	2,548	—	—	—	2,548

Net cash used in financing activities — continuing operations	71,545	—	152,592	—	224,137
Net cash used in financing activities — discontinued operations	—	—	2,904	—	2,904

Net cash used in financing activities	71,545	—	155,496	—	227,041

Net change in cash	(17,214)	(307)	(42)	—	(17,563)
Cash and cash equivalents at beginning of year	24,322	614	1,821	—	26,757

Cash and cash equivalents at end of year	$7,108	$307	$1,779	$—	$9,194

REPORT OF INDEPENDENT AUDITORS

To Gaylord Entertainment Company:

We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 9, 2004 (except for the ninth paragraph of Note 16, as to which the date is March 10, 2004) (included elsewhere in this Annual Report on Form 10-K.) Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 9, 2004

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2003
(Amounts in thousands)

		Additions Charged to
	Balance at				Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2000 restructuring charges — continuing operations	$270	$—	$—	$75	$195
2001 restructuring charges — continuing operations	431	—	—	337	94

Total continuing operations	701	—	—	412	289

2001 restructuring charges — discontinuing operations	378	—	—	162	216

Total	$1,079	$—	$—	$574	$505

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002
(In thousands)

		Additions Charged to
	Balance at				Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2000 restructuring charges — continuing operations	$1,569	$—	$—	$1,299	$270
2001 restructuring charges — continuing operations	4,168	(1,079)	—	2,658	431
2002 restructuring charges — continuing operations	—	1,062	—	1,062	—

Total continuing operations	5,737	(17)	—	5,019	701

2000 restructuring charges — discontinued operations	—	—	—	—	—
2001 restructuring charges — discontinued operations	3,383	—	—	3,005	378
2002 restructuring charges — discontinued operations	—	20	—	20	—

Total discontinued operations	3,383	20	—	3,025	378

Total	$9,120	$3	$—	$8,044	$1,079

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2001
(In thousands)

		Additions Charged to
	Balance at				Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2000 restructuring charges — continuing operations	$10,825	$(3,666)	$—	$5,590	$1,569
2001 restructuring charges — continuing operations	—	5,848	—	1,680	4,168

Total continuing operations	10,825	2,182	—	7,270	5,737

2000 restructuring charges — discontinued operations	2,285	(424)	—	1,861	—
2001 restructuring charges — discontinued operations	—	3,383	—	—	3,383

Total discontinued operations	2,285	2,959	—	1,861	3,383

Total	$13,110	$5,141	$—	$9,131	$9,120

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

PLANS OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCESSION:
2	.1†	Agreement and Plan of Merger, dated as of February 9, 1997, by and among Westinghouse Electric Corporation (“Westinghouse”), G Acquisition Corp. and the former Gaylord Entertainment Company (“Old Gaylord”) (incorporated by reference to Exhibit 2.1 to Old Gaylord’s Current Report on Form 8-K dated February 9, 1997 (File No. 1-10881)).
2	.2†	Agreement and Plan of Merger, dated as of April 9, 1999, by and among Gaylord Entertainment Company (the “Company”), Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
2	.3†	First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 1999 (File No. 333-88775)).
2	.4†	Securities Purchase Agreement, dated as of March 9, 2001, by and among the Company, Gaylord Creative Group, Inc., PaperBoy Productions, Inc., and Gaylord Sports, Inc. (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
2	.5†	Purchase Agreement among WMGA, LLC and the Company, and the Company’s subsidiary, Gaylord Creative Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 16, 2002 (File No. 1-13079)).
2	.6†	Asset Purchase Agreement, dated as of July 1, 2002, by and between Acuff-Rose Music Publishing, Inc., Acuff-Rose Music, Inc., Milene Music, Inc., Springhouse Music, Inc., and Hickory Records, Inc. and Sony/ ATV Music Publishing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
2	.7†	Purchase and Sale Agreement, dated as of June 28, 2002, by and between The Mills Limited Partnership (as Purchaser) and Opryland Attractions, Inc. (as Seller) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
2	.8†	Asset Purchase Agreement among Gaylord Investments, Inc., Cumulus Broadcasting, Inc. and Cumulus Licensing Corp., dated as of March 24, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
2	.9†	Agreement and Plan of Merger, dated as of August 4, 2003, among the Company, GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2003 (File No. 1-13079)).
GOVERNING DOCUMENTS OF THE COMPANY
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
3.2		Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13079)).
3.3		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION

INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S COMMON STOCK:
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).
INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S SENIOR NOTES DUE 2013:
4.4	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).
4.5	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).
4.6	Registration Rights Agreement, dated as of November 12, 2003, between the registrants signatory thereto and the Initial Purchasers (as defined therein) with respect to the Company’s 8% Senior Notes Due 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).
MATERIAL CONTRACTS REGARDING THE 1997 RESTRUCTURING:
10.1	Tax Disaffiliation Agreement by and among Old Gaylord, the Company and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
10.2	Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
10.3	Tax Matters Agreement, dated as of April 9, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
10.4	Amended and Restated Tax Matters Agreement, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the SEC on October 12, 1999 (File No. 333-88775).
10.5	First Amendment to Post-Closing Covenants Agreement and Non-Competition Agreements, dated as of April 9, 1999, by and among the Company, CBS Corporation, Edward L. Gaylord and E. K. Gaylord, II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE NASHVILLE HOTEL LOANS:
10.6	Amended and Restated Loan and Security Agreement dated as of March 27, 2001, by and between Opryland Hotel Nashville, LLC, and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 13079)).
10.7	Mezzanine Loan Agreement dated as of March 27, 2001, by and between Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

EXHIBIT
NUMBER		DESCRIPTION

10.8		First Amendment dated January 18, 2002 to Mezzanine Loan Agreement, dated as of March 27, 2001 by and between Opryland Mezzanine Trust 2001-1, a Delaware business trust, and OHN Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13079)).
10.9		Second Amendment to Mezzanine Loan Agreement, dated April 30, 2003, by and between Opryland Mezzanine Trust 2001-1 and OHN Holdings, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE 2003 TEXAS/FLORIDA CREDIT FACILITY:
10.10		Subordinated Credit Agreement among Gaylord Hotels, LLC, various lenders, the Company and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.11		Senior Credit Agreement among Opryland Hotel-Florida Limited Partnership, Opryland Hotel-Texas Limited Partnership, the Company, various lenders and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.12		First Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).
10.13		Second Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE $100.0 MILLION REVOLVING CREDIT FACILITY:
10	.14*†	Credit Agreement, dated as of November 20, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, with Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint book running managers and co-lead arrangers, and Bank of America, N.A., as syndication agent.
10	.15*	First Amendment to Credit Agreement and Ratification of Guaranty, dated as of December 17, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the certain subsidiary guarantors.
MATERIAL CONTRACTS REGARDING THE GAYLORD PALMS:
10.16		Guaranteed Maximum Price (GMP) Construction Agreement dated as of November 8, 1999, by and among Opryland Hotel - Florida, L.P., Opryland Hospitality Group, and Perini/ Suitt (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
10.17		First Amendment to Guaranteed Maximum Price (GMP) Construction Agreement dated as of September 5, 2000 by and among Opryland Hotel - Florida, L.P., Opryland Hospitality Group d/b/a OLH, G.P., and Perini/ Suitt (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

EXHIBIT
NUMBER		DESCRIPTION

10.18		Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE GAYLORD TEXAN:
10.19		Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.20		Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10	.21†	Guaranteed Maximum Price Construction Agreement, dated November 15, 2002, by and between Gaylord Entertainment Company and Centex Construction Company, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING NASHVILLE PREDATORS INVESTMENT:
10.22		Naming Rights Agreement dated as of November 24, 1999, by and between the Company and Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).
10.23		Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING VIACOM STOCK:
10.24		SAILS Mandatorily Exchangeable Securities Contract dated as of May 22, 2000, among the Company, OLH G.P., Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).
10.25		SAILS Pledge Agreement dated as of May 22, 2000, among the Company, Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).
EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS:
10.26		Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (as amended at May 2002 Stockholders Meeting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
10.27		Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.28		The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Old Gaylord’s Registration Statement on Form S-1 (File No. 33-42329)).
10.29		Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).
10.30		Form of Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10881)).

EXHIBIT
NUMBER		DESCRIPTION

10.31		Consulting Agreement, dated October 31, 2001, between the Company and Dave Jones (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.32		Letter Agreement dated February 14, 2001 between the Company and Carl W. Kornmeyer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
10.33		Executive Employment Agreement of David C. Kloeppel, dated September 4, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 (File No. 1-13079)).
10.34		Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).
10.35		Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.36		Executive Employment Agreement of Michael D. Rose, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).
10.37		Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10	.38*	Executive Employment Agreement of Jay D. Sevigny, dated July 15, 2003, with the Company.
10	.39*	Executive Employment Agreement of Jim Olin, dated August 4, 2003, with the Company.
10.40		Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.41		Gaylord Entertainment Company Director Compensation Policy (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
MISCELLANEOUS:
16		Letter from Arthur Andersen LLP regarding change in independent auditor (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 19, 2002 (File No. 1-13079)).
21*		Subsidiaries of Gaylord Entertainment Company.
23*		Consent of Independent Auditors.
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.