Form 10-Q/A
period 2003-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2004-03-26
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATION OF AMENDMENT

Gaylord Entertainment Company, (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) as Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 that was filed with the Securities and Exchange Commission on November 14, 2003 (“Form 10-Q”) for the purpose of revising Item 4 of Part I, (Controls and Procedures). No other information included in the original Form 10-Q is amended hereby.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosures controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003.

PART II — OTHER INFORMATION

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

GAYLORD ENTERTAINMENT COMPANY

Date: March 26, 2004	By:	/s/ Colin V. Reed Colin V. Reed President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel David C. Kloeppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor Rod Connor Senior Vice President, Chief Administrative Officer, and Assistant Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.