Form 10-K/A
period 2003-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2004-04-07
CIK 1040829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to
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

Item 1.     Business

We are the only hospitality company whose stated primary focus is the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee, the Gaylord Palms Resort & Convention Center near Orlando, Florida and the Gaylord Texan Resort & Convention Center near Dallas, Texas. We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. Driven by our “All-in-One-Place” strategy, our award-winning Gaylord branded hotels incorporate not only high quality lodging, but also significant meeting, convention and exhibition space, superb food and beverage options and retail facilities within a single self-contained property. As a result, our properties provide a convenient and entertaining environment for our convention guests. In addition, our custom-tailored, all-inclusive solutions cater to the unique needs of meeting planners.

In order to strengthen and diversify our hospitality business, on November 20, 2003, we acquired ResortQuest International, Inc. (“ResortQuest”) in a stock-for-stock transaction. ResortQuest is a leading provider of vacation condominium and home rental property management services in premier destination resort locations in the United States and Canada (based on the number of units it manages), with a branded network of vacation rental properties. ResortQuest currently provides management services to approximately 19,300 vacation rental properties, approximately 17,800 of which are under exclusive management contracts and approximately 1,500 of which are under non-exclusive management contracts.

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

Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms in January 2002 and our new Gaylord Texan on April 2, 2004. In 2001, we refocused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group clients to meet in different parts of the country each year. In addition, we establish relationships with new customers as we increase our geographic reach. For example, upon opening the Gaylord Palms, we added new association clients such as the North American Veterinarian Association. There is a significant opportunity to establish strong relationships with new customers and rotate them to our other properties. For example, the National Collegiate Athletic Association (“NCAA”) has contracted for approximately 25,000 room nights among our Gaylord branded hotels over the next 5 years.

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

Largest Hotel Exhibit Hall Rankings 2003

		Total		Total
		Exhibit Space	Number of	Meeting Space
Facility	City	(sq. ft.)	Meeting Rooms	(sq. ft.)

Sands Expo	Las Vegas, NV	1,125,600	146	231,477
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000	84	248,655
Wyndham Anatole Hotel	Dallas, TX	315,000	73	187,000
Gaylord Opryland Resort & Convention Center	Nashville, TN	288,972	85	300,000
Hyatt Regency Chicago’s Riverside Center	Chicago, IL	225,000	71	115,000
MGM Grand Hotel & Conference Center	Las Vegas, NV	210,000	60	315,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000
Reno Hilton	Reno, NV	190,000	40	110,000
Gaylord Texan Resort & Convention Center*	Grapevine, TX	179,800	69	180,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	178,500	61	200,000

Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2003

*	Opened April 2, 2004.

Hospitality

Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland in Nashville one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002 and our new Gaylord Texan on April 2, 2004, and have a contract to purchase land for the development of a hotel in the Washington, D.C. area. We believe that our new convention hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. Gaylord also anticipates that our new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with the lavish gardens and magnificent charm of a glorious Southern mansion, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Springhouse Golf Club (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 121,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet.

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

Gaylord Texan Resort and Convention Center — Grapevine, Texas. We began construction on our new Gaylord Texan in June 2000, and the hotel opened on April 2, 2004. The 1,511 room hotel and convention center is located eight minutes from the Dallas/ Fort Worth International Airport. Like its sister property in Kissimmee, Florida, our Texas hotel features a grand atrium enclosing several acres as well as over 360,000 square feet of pre-function, meeting and exhibition space all under one roof. The property also includes a number of themed restaurants with an additional restaurant located on the point overlooking Lake Grapevine.

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

ResortQuest

ResortQuest’s rental properties are generally second homes or investment properties owned by individuals who assign to ResortQuest the responsibility of managing, marketing and renting their properties. ResortQuest earns management fees as a percentage of the rental income from each property, but generally has no ownership interest in the properties. In addition to the vacation property management business, ResortQuest offers real estate brokerage services and other rental and property owner services. ResortQuest has also developed a proprietary vacation rental management software, First Resort Software, with over 900 licenses sold to vacation property management companies.

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

Viacom. We hold an investment of approximately 11 million shares of Viacom Class B common stock (“Viacom stock”), which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2003, the fair market value of our investment in the shares of Viacom stock was $488.3 million, or $44.38 per share. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $75.30 per share, as of December 31, 2003. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $75.30 per share, the Company will participate in the appreciation at a rate of 25.93%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As a result, it was determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/ CMT International, Oklahoma RedHawks, Opry Mills, GET Management, WSM-FM and WWTN (FM) were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company as reflected in the following table:

		Net Proceeds
		From Sale
Business Sold	Date	(Cash and Other)

		(in millions)
Interest in Oklahoma RedHawks	November 17, 2003	$6.0
WSM-FM and WWTN(FM)	July 21, 2003	62.5
Acuff-Rose Music Publishing	August 27, 2002	157.0
Opry Mills 33.3% Partnership Interest	June 28, 2002	30.8
Music Country/CMT International	February 25, 2002	3.7
Word Entertainment	January 4, 2002	84.1
Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group and Gaylord Event Television	March 9, 2001	41.3 (1)

(1)	Shortly after the closing, the Oklahoma Publishing Company, or OPUBCO, which purchased these assets, asserted that the Company breached certain representations and warranties in the purchase agreement. The Company entered into settlement negotiations pursuant to which the Company paid OPUBCO an aggregate of $825,000.

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

The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations and our new Texas hotel and other factors.

We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States; on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre; and our recently acquired ResortQuest vacation rental and property management business. The success of our future operating results depends on our ability to implement our business strategy by successfully operating Gaylord Opryland and the Gaylord Palms and our Gaylord Texan and by further exploiting our attractions assets and our vacation rental business. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

•	our ability to achieve positive cash flow from operations of the new Gaylord Texan within the anticipated ramp-up period;

•	our ability to generate cash flows from existing operations;

•	our ability to hire and retain hotel management, catering and convention-related staff for our hotels and staff for our vacation rental offices;

•	our ability to capitalize on the strong brand recognition of certain of our Opry and Attractions assets; and

•	the continued popularity and demand for country music.

If we are unable to successfully implement the business strategies described above, our cash flows and net income may be reduced.

Our hotel and convention business and our vacation rental and property management business are subject to significant market risks.

Our ability to continue to successfully operate the Gaylord Opryland, the Gaylord Palms, and the new Gaylord Texan, and to operate our ResortQuest vacation rental business, is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee area; the Orlando, Florida area; and the Dallas, Texas area as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels or vacation rental properties we manage;

•	the hotel and convention business is highly competitive, and Gaylord Palms and our new Gaylord Texan hotel are operating in extremely competitive markets for convention and tourism business;

•	our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality; and

•	the vacation rental and property management business is highly competitive and has low barriers to entry, and we compete primarily with local vacation rental and property management companies located in its markets, some of whom are affiliated with the owners or operators of resorts where these competitors provide their services or which may have lower cost structures and may provide their services at lower rates.

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

We currently have a significant amount of debt. As of December 31, 2003, we had $548.8 million of total debt, exclusive of our $613.1 million secured forward exchange contract, and stockholders’ equity of $904.5 million. Our substantial amount of debt could have important consequences to you. For example, it could:

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

Our ability to make payments on, or repay or refinance, our debt, including any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants and certain financial ratios in our Nashville hotel loan and our new revolving credit facility and our other debt agreements, including the indenture governing our 8% senior notes due 2013 and other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our new revolving credit facility or from other sources in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs.

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

In addition, our Nashville hotel loan contains a cash management restriction that is triggered if the debt service coverage ratio for cash flow from our Nashville hotel operations falls below 1.25:1. If the cash management restriction is triggered, our liquidity would be affected, as all excess cash from the Nashville hotel property, defined as cash after payment of principal and interest, certain reserves, and cash sufficient to cover operating expenses, would be applied to repay principal on the Nashville hotel loan. In such event, we would not have access to this cash amount to use for other purposes, such as payment of interest on the notes. In addition, our Nashville hotel loan requires that the debt service coverage ratio be at a minimum 1.49:1 to allow us to exercise our option to extend the maturity of the loan to March 2006. There can be no assurance that we will meet that ratio at December 31, 2004 to enable us to exercise the second extension of the maturity of the loan to March 2006.

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

	Years Ended December 31,

	2003		2002		2001		2000		1999

INCOME STATEMENT DATA:
Revenues:
Hospitality	$369,263		$339,380		$228,712		$237,260		$239,248
Opry and Attractions	61,433		65,600		67,064		69,283		97,839
ResortQuest	17,920		—		—		—		—
Corporate and Other	184		272		290		64		5,318

Total revenues	448,800		405,252		296,066		306,607		342,405

Operating expenses:
Operating costs	276,937		254,583		201,299		210,018		220,088
Selling, general and administrative	117,178		108,732		67,212		89,052		74,004
Preopening costs(1)	11,562		8,913		15,927		5,278		1,892
Gain on sale of assets(2)	—		(30,529)		—		—		—
Impairment and other charges	856	(6)	—		14,262	(6)	75,660	(6)	—
Restructuring charges	—		(17	)(4)	2,182	(4)	12,952	(4)	2,786	(4)
Merger costs	—		—		—		—		(1,741	)(9)
Depreciation and amortization:
Hospitality	46,536		44,924		25,593		24,447		22,828
Opry and Attractions	5,129		5,778		6,270		13,955		11,159
ResortQuest	1,186		—		—		—		—
Corporate and Other	6,099		5,778		6,542		6,257		6,870

Total depreciation and amortization	58,950		56,480		38,405		44,659		40,857

Total operating expenses	465,483		398,162		339,287		437,619		337,886

Operating income (loss):
Hospitality	42,347		25,972		34,270		45,478		43,859
Opry and Attractions	(600)		1,596		(5,010)		(44,413	)(8)	(8,183)
ResortQuest	(2,616)		—		—		—		—
Corporate and Other	(43,396)		(42,111)		(40,110)		(38,187)		(28,220)
Preopening costs(1)	(11,562)		(8,913)		(15,927)		(5,278)		(1,892)
Gain on sale of assets(2)	—		30,529		—		—		—
Impairment and other charges	(856	)(6)	—		(14,262	)(6)	(75,660	)(6)	—
Restructuring charges	—		17	(4)	(2,182	)(4)	(12,952	)(4)	(2,786	)(4)
Merger costs	—		—		—		—		1,741	(9)

Total operating income (loss)	(16,683)		7,090		(43,221)		(131,012)		4,519

	Years Ended December 31,

	2003	2002		2001	2000	1999

Interest expense, net of amounts capitalized	(52,804)	(46,960)		(39,365)	(30,307)	(15,047)
Interest income	2,461	2,808		5,554	4,046	5,922
Unrealized gain (loss) on Viacom stock	39,831	(37,300)		782	—	—
Unrealized (loss) gain on derivatives, net	(33,228)	86,476		54,282	—	—
Other gains and losses	2,209	1,163		2,661	(3,514)	586,371	(10)(11)

Income (loss) from continuing operations before income taxes	(58,214)	13,277		(19,307)	(160,787)	581,765
Provision (benefit) for income taxes	(24,669)	1,318		(9,142)	(52,331)	172,831

Income (loss) from continuing operations	(33,545)	11,959		(10,165)	(108,456)	408,934
Gain (loss) from discontinued operations, net of taxes(3)	34,371	85,757		(48,833)	(47,600)	(15,280)
Cumulative effect of accounting change, net of taxes	—	(2,572	)(5)	11,202 (7)	—	—

Net income (loss)	$826	$95,144		$(47,796)	$(156,056)	$393,654

Income (loss) per share:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.42
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.96

Income (loss) per share-assuming dilution:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.31
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.85

Dividends per share	$—	$—		$—	$—	$0.80

	As of December 31,

	2003		2002		2001		2000			1999

BALANCE SHEET DATA:
Total assets	$2,577,263		$2,178,691	(10)	$2,177,644	(10	) $	1,930,805	(1	0	) $1,741,215
Total debt	548,759	(12)	340,638	(12)	468,997	(12)		175,500		297,500
Secured forward exchange contract	613,054	(10)	613,054	(10)	613,054	(10)		613,054	(10)	—
Total stockholders’ equity	904,509		787,579		696,988			765,937		1,007,149

(1)	Preopening costs are related to the Gaylord Palms and the new Gaylord Texan hotel under construction in Grapevine, Texas. Gaylord Palms opened in January 2002 and the Gaylord Texan opened on April 2, 2004.

(2)	During 2002, the Company sold its one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

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

(4)	Related primarily to employee severance and contract termination costs.

(5)	Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. The Company recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(6)	Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets. The components of the impairment and other charges related to continuing operations for the years ended December 31 are as follows:

	2003	2001	2000

Programming, film and other content	$856	$6,858	$7,410
Gaylord Digital and other technology investments	—	4,576	48,127
Property and equipment	—	2,828	3,397
Orlando-area Wildhorse Saloon	—	—	15,854
Other	—	—	872

Total impairment and other charges	$856	$14,262	$75,660

(7)	Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18.3 million less a related deferred tax provision of $7.1 million.

(8)	Includes operating losses of $27.5 million related to Gaylord Digital, the Company’s Internet initiative, and operating losses of $6.1 million related to country record label development, both of which were closed during 2000.

(9)	The merger costs relate to the reversal of merger costs associated with the October 1, 1997 merger when TNN and CMT were acquired by CBS.

(10)	1999 results of operations include a pretax gain of $459.3 million on the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4.2 million of cash, and other consideration. The CBS Series B preferred stock was included in total assets at its market value of $648.4 million at December 31, 1999. The Viacom, Inc. Class B common stock was included in total assets at its market values of $488.3 million, $448.5 million, $485.8 million and $514.4 million at December 31, 2003, 2002, 2001 and 2000, respectively. During 2000, the Company entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $91.2 million, $118.1 million, $145.0 million and $171.9 million was included in total assets at December 31, 2003, 2002, 2001 and 2000 respectively.

(11)	In 1995, the Company sold its cable television systems. Net proceeds were $198.8 million in cash and a note receivable with a face amount of $165.7 million, which was recorded at $150.7 million, net of a $15.0 million discount. As part of the sale transaction, the Company also received contractual equity participation rights (the “Rights”) equal to 15% of the net distributable proceeds from future asset sales. During 1998, the Company collected the full amount of the note receivable and recorded a pretax gain of $15.0 million related to the note receivable discount. During 1999, the Company received cash and recognized a pretax gain of $129.9 million representing the value of the Rights. The proceeds from the note receivable prepayment and the Rights were used to reduce outstanding bank indebtedness.

(12)	Related primarily to the construction of the Gaylord Palms and the new Gaylord Texan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Years Ended December 31, 2003

Our Current Operations

Our operations are organized into four principal businesses:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center, our Gaylord Palms Resort and Convention Center, our Radisson Hotel at Opryland and our new Gaylord Texan Resort and Convention Center on Lake Grapevine.

•	Opry and Attractions, consisting of our Grand Ole Opry assets and our Nashville attractions.

•	ResortQuest, consisting of our vacation rental property management business.

•	Corporate and Other, consisting of our ownership interests in certain entities including our corporate expenses.

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

2003 Results

The Company’s total revenues in 2003 increased 10.7% from 2002 primarily due to an increase in Hospitality revenues. The Company’s income from continuing operations during the year ended 2003 decreased from the year ended 2002 primarily as a result of a decline in operating income caused by:

•	A one-time gain of $30.5 million recognized in 2002 as a result of the sale of our Opry Mills investment, which increased our 2002 operating income by a corresponding amount.

•	An additional $2.6 million in preopening costs over 2002 primarily related to a $7.3 million increase in preopening costs at the Gaylord Texan and a $4.5 million decrease in preopening costs at the Gaylord Palms.

•	An additional $2.5 million in our depreciation and amortization expense in 2003 due to additional capital expenditures and the acquisition of ResortQuest.

•	A loss of $2.6 million from the operations of ResortQuest from the period from November 20, 2003 to December 31, 2003.

Also contributing to our loss from continuing operations in 2003 were:

•	The recognition of a net unrealized gain on our investment in Viacom stock and the related secured forward exchange contract of $6.6 million in 2003, as compared to a net unrealized gain of $49.2 million in 2002.

•	A $5.8 million increase in our interest expense in 2003 primarily due to the costs associated with refinancing our indebtedness and repaying the debt of ResortQuest, as well as additional amounts of debt outstanding.

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

     Hospitality Revenue

Hospitality revenue increased in 2003 as compared to 2002 due to the improved property-level performance at the Gaylord Palms and Gaylord Opryland as a result of an increase in food and beverage and other ancillary revenues, as well as a result of an increase in RevPAR due to increased occupancy levels. The term “other ancillary revenues” means non-room revenue other than food and beverage and consists primarily of revenue from banquets and other events hosted by the hotel, gift shop and other miscellaneous sales. Property-level revenue increased in 2003 as a result of changes to our group sales strategy in 2002 compared to 2001. These changes included a refocused sales effort on the defined target customer, a revamped incentive program for our sales executives, as well as a new focus on rotating group meetings between the Gaylord Palms and Gaylord Opryland. Hospitality revenue increased in 2002 as compared to 2001 primarily due to the opening of the Gaylord Palms in January 2002.

The following table presents details of the revenues, and the key revenue drivers, of our Hospitality business as a whole, Gaylord Opryland and Gaylord Palms:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

Hospitality Business(1):
Total revenues (in thousands)	$369,263	8.8%	$339,380	48.4%	$228,712
Occupancy	72.2%	7.4%	67.2%	(3.3)%	69.5%
Average Daily Rate	$142.57	(2.4)%	$146.07	8.1%	$135.15
RevPAR(2)	$102.86	4.8%	$98.18	4.4%	$94.00
Total RevPAR (3)	$220.44	8.3%	$203.60	3.5%	$196.62
Gaylord Opryland:
Total revenues (in thousands)	$215,265	4.4%	$206,132	(7.1)%	$221,932
Occupancy	72.4%	5.6%	68.6%	(2.4)%	70.3%
Average Daily Rate	$137.47	(3.6)%	$142.58	1.6%	$140.33
RevPAR(2)	$99.59	1.8%	$97.80	(0.9)%	$98.65
Total RevPAR (3)	$204.75	4.5%	$195.97	(7.1)%	$211.01
Gaylord Palms:
Total revenues (in thousands)	$146,800	16.1%	$126,473	—	$—
Occupancy	72.3%	11.5%	64.8%	—	—
Average Daily Rate	$165.79	(1.7)%	$168.65	—	$—
RevPAR(2)	$119.87	9.6%	$109.37	—	$—
Total RevPAR (3)	$286.05	13.8%	$251.26	—	$—

(1)	The results of our Hospitality business include the results of our Radisson Hotel at Opryland, located in Nashville, Tennessee.

(2)	The Company calculates RevPAR by dividing room sales for comparable properties by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues.

(3)	The Company calculates Total Revenue per Available Room (“Total RevPAR”) by dividing the sum of room sales, food and beverage sales, and other ancillary services revenue (which equals hospitality segment revenues) by room nights available to guests for the period. Total Revenue per Available Room is not comparable to similarly titled measures such as revenues.

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

Operating Costs

Operating costs consist of direct costs associated with the daily operations of our core assets, primarily the room, food and beverage and convention costs in Hospitality. Operating costs also include the direct costs associated with the operations of our other business units. Operating costs increased in both 2003 and 2002 due to increases in Hospitality operating costs. Operating costs for each of our businesses are discussed below.

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

Preopening Costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased $2.6 million, or 29.7%, to $11.6 million in 2003. The increase in preopening costs in 2003, as compared to 2002, resulted from our hotel development activities. Preopening costs related to our Gaylord Texan hotel, scheduled to open in April 2004, totaled $11.3 million in 2003, as compared to $4.0 million in 2002. Preopening costs decreased in 2002 as compared to 2001 as a result of the opening of the Gaylord Palms in January of 2002. Gaylord Palms preopening costs decreased $8.4 million, to $4.5 million, in 2002 as compared to 2001. This decrease was partially offset by an increase in preopening costs related to the Gaylord Texan ($4.0 million in 2002, as compared to $3.1 million in 2001).

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

Amortization expense increased by $1.2 million, or 32.3%, to $5.0 million in 2003 and increased slightly, by $0.1 million, in 2002. Amortization of software increased $1.2 million during 2003 and $0.9 million during 2002, primarily at Gaylord Opryland, Gaylord Palms and the Corporate and Other group. The 2002 increase in amortization of software was partially offset by the adoption of SFAS No. 142 on January 1, 2002, under the provisions of which we no longer amortize goodwill.

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

Included in other gains and losses in 2003 is a pre-tax gain of $54.6 million on the sale of the Radio Operations and a pre-tax loss of $1.0 million on the sale of the RedHawks. Included in other gains and losses in 2002 are pre-tax gains of $130.6 million on the sale of Acuff-Rose Music Publishing, $0.5 million on the sale of Word Entertainment, and $3.8 million on the sale of International Cable Networks. Included in other gains and losses in 2001 is a pretax loss of $1.7 million on the sale of businesses sold to OPUBCO. The remaining gains and losses in 2003, 2002, and 2001 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.

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

Cash Flow From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2003, our net cash flows provided by operating activities — continuing operations were $73.9 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses of approximately $30.0 million, as well as favorable changes in working capital of approximately $43.9 million. The favorable changes in working capital primarily resulted from the Company collecting a $10.0 million note receivable from Bass Pro during 2003, improved collection of trade receivables, the timing of payment of various liabilities, including accrued interest, taxes, salaries and benefits, and advertising expenses, and increased receipts of deposits on advance bookings of rooms and vacation properties. During 2002, our net cash flows provided by operating activities — continuing operations were $83.8 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses.

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

Principal Debt Agreements

New Revolving Credit Facility. On November 20, 2003, we entered into a new $65.0 million revolving credit facility, which has been increased to $100.0 million. The new revolving credit facility, which replaces our old revolving credit portion of our 2003 Florida/ Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at our election, of either LIBOR plus 3.50% (subject to a minimum LIBOR of 1.32%) or the lending banks’ base rate plus 2.25%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by our subsidiaries that are guarantors of our new notes (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements) and is secured by a leasehold mortgage on the Gaylord Palms Resort & Convention Center. We are required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

The provisions of the new revolving credit facility contain a covenant requiring us to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. We opened the Gaylord Texan on April 2, 2004.

In addition, the new revolving credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new revolving credit facility are as follows:

•	a maximum total leverage ratio requiring that at the end of each fiscal quarter, our ratio of consolidated indebtedness minus unrestricted cash on hand to consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, not exceed a range of ratios (decreasing from 7.5 to 1.0 for early 2004 to 5.0 to 1.0 for 2006) for the recent four fiscal quarters;

•	a requirement that the adjusted net operating income for the Gaylord Palms Resort and Convention Center be at least $25,000,000 at the end of each fiscal quarter ending December 31, 2003, through December 31, 2004, and $28,000,000 at the end of each fiscal quarter thereafter, in each case based on the most recent four fiscal quarters; and

•	a minimum fixed charge coverage ratio requiring that, at the end of each fiscal quarter, our ratio of consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, to the sum of (i) consolidated interest expense and capitalized interest expense for the previous fiscal quarter, multiplied by four, and (ii) required amortization of indebtedness for the most recent four fiscal quarters, be not less than 1.5 to 1.0.

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

As a result of lower than expected revenues associated with its IMAX movie, the Company recognized an impairment charge of approximately $0.9 million in 2003. The key assumptions used to determine the fair value of the Company’s IMAX movie included (a) a cash flow period of four years, (b) a nominal terminal value, and (c) a discount rate of 12%, which was based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. A change in any of these assumptions would have had an impact on the amount of the impairment charge recorded. For example, a 1% increase or decrease in the discount rate used in the impairment loss calculation would have caused an increase or decrease in the impairment charge of $0.02 million.

The key assumptions used to determine the fair value of the Company’s reporting units for purposes of evaluating goodwill for impairment included (a) a perpetuity cash flow period, (b) a nominal terminal value, and (c) a discount rate of approximately 10%, which was based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. These assumptions and judgments are subject to change, which could cause a different conclusion regarding impairment or a different calculation of an impairment loss. There were no goodwill impairment charges recorded in 2003.

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

The Company obtains valuations of its derivative assets and liabilities from counterparties and records changes in the derivative assets and liabilities based on those valuations. The derivative assets and liabilities held by the Company at December 31, 2003 include a secured forward exchange contract with respect to 10,937,900 shares of Viacom stock, a fixed to variable interest rate swap, and two interest rate caps. The measurement of these derivatives’ fair values requires the use of estimates and assumptions.

The key assumption used to determine the fair value of the Company’s secured forward exchange contract was the underlying value of the Viacom stock. Changes in this assumption could materially impact the determination of the fair value of the secured forward exchange contract and the related net gain or loss on the investment in Viacom stock and related derivatives. For example, a 5% increase in the value of the Viacom stock at December 31, 2003 would have resulted in an increase of $8.7 million in the 2003 net pre-tax gain on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2003 would have resulted in a decrease of $7.3 million in the 2003 net pre-tax gain on the investment in Viacom stock and related derivative. The key assumption used to determine the fair value of the Company’s fixed to variable interest rate swap and two interest rate caps included changes in LIBOR and Eurodollar interest rates. Changes in these assumptions could materially impact the determination of the fair value of these derivatives and the related charge to 2003 interest expense. For example, if LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual net interest cost on debt amounts outstanding at December 31, 2003 would increase by approximately $3.3 million.

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

The Company has federal and state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and expected trends. The Company has established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards and tax credit carryforwards. At December 31, 2003, the Company had federal net operating loss carryforwards of $28.3 million, federal tax credits of $6.2 million, state net operating loss carryforwards of $349.8 million, and foreign net operating loss carryforwards of $0.2 million. A valuation allowance of $9.9 million has been provided for certain state and foreign deferred tax assets, including loss carryforwards, as of December 31, 2003. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, the Company will be required to adjust its deferred tax valuation allowance in the period in which the Company determines recovery is not probable.

In addition, the Company must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and is subject to routine income tax audits. The Company estimates the contingent income tax liabilities that may result from these audits based on its assessment of potential income tax-related exposures and the relative probabilities of those exposures translating into actual future liabilities. Probabilities are estimated based on the likelihood that the taxing authority will disagree with a tax position that will negatively affect the amount of taxes previously paid or currently due. If payment of the accrued amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to the Company’s tax provision would result.

Retirement and Postretirement Benefits Other than Pension Plans. The calculations of the costs and obligations of the Company’s retirement and postretirement benefits other than pension plans are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates are evaluated at each annual measurement date (September 30) and include discount rates, expected return on plan assets, and health care cost trend rates. The discount rate reflects the market rate for high-quality fixed income debt securities on the Company’s annual measurement date and is subject to change each year. The Company determines the expected return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company considers its targeted allocation of plan assets among securities with various risk and return profiles, as well as the actual returns provided by plan assets in prior periods. The expected return on plan assets is a long-term assumption and generally does not change annually. In estimating the health care cost trend rate, the Company considers its actual health care cost experience, industry trends, and advice from its third-party actuary. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase, respectively, 2003 net period pension expense by approximately $0.9 million and $1.0 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2003 net periodic pension expense by approximately $0.4 million and $0.4 million, respectively.

A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would decrease or increase, respectively, 2003 net postretirement benefit expense by approximately $0.008 million and $0.5 million, respectively. Finally, a 1% increase in the assumed health care cost trend rate each year would increase the aggregate of the service and interest cost components of net postretirement benefit expense by $0.2 million. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the aggregate of the service and interest cost components of net postretirement benefit expense by approximately $0.2 million.

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

Risk Related to a Change in Value of our Investment in Viacom Stock

At December 31, 2003, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2003, the fair market value of our investment in the 11.0 million shares of Viacom stock was $488.3 million, or $44.38 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $75.30 per share, as of December 31, 2003. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at December 31, 2003 would have resulted in an increase of $8.7 million in the 2003 net pre-tax gain on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2003 would have resulted in a decrease of $7.3 million in the 2003 net pre-tax gain on the investment in Viacom stock and related derivatives.

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

(a)(3) Exhibits

See Index to Exhibits.

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

April 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COLIN V. REED Colin V. Reed	Director, President and Chief Executive Officer (Principal Executive Officer)	April 7, 2004

/s/ DAVID C. KLOEPPEL David C. Kloeppel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 7, 2004

/s/ ROD CONNOR Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	April 7, 2004

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2003	2002	2001

REVENUES:
Radio Operations	$3,703	$10,240	$8,207
Acuff-Rose Music Publishing	—	7,654	14,764
RedHawks	5,034	6,289	6,122
Word Entertainment	—	2,594	115,677
International cable networks	—	744	5,025
Businesses sold to OPUBCO	—	—	2,195
Other	—	—	609

Total revenues	$8,737	$27,521	$152,599

OPERATING INCOME (LOSS):
Radio Operations	$615	$1,305	$2,184
Acuff-Rose Music Publishing	16	933	2,119
RedHawks	436	841	363
Word Entertainment	22	(917)	(5,710)
International cable networks	—	(1,576)	(6,375)
Businesses sold to OPUBCO	(620)	—	(1,816)
Other	—	—	(383)
Impairment and other charges	—	—	(53,716)
Restructuring charges	—	(20)	(2,959)

Total operating income (loss)	469	566	(66,293)

INTEREST EXPENSE	(1)	(81)	(797)
INTEREST INCOME	8	81	199

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

OTHER GAINS AND (LOSSES)
Radio Operations	$54,555	$—	$—
Acuff-Rose Music Publishing	450	130,465	(11)
RedHawks	(1,159)	(193)	(134)
Word Entertainment	1,503	1,553	(1,059)
International cable networks	497	3,617	(1,002)
Businesses sold to OPUBCO	—	—	(1,674)
Other	—	—	(251)

Total other gains and (losses)	55,846	135,442	(4,131)

Income (loss) before provision (benefit) for income taxes	56,322	136,008	(71,022)

PROVISION (BENEFIT) FOR INCOME TAXES	21,951	50,251	(22,189)

Net income (loss) from discontinued operations	$34,371	$85,757	$(48,833)

Included in other gains and losses in 2003 is a pre-tax gain of $54.6 million on the sale of the Radio Operations and a pre-tax loss of $1.0 million on the sale of the RedHawks. Included in other gains and losses in 2002 are pre-tax gains of $130.6 million on the sale of Acuff-Rose Music Publishing, $0.5 million on the sale of Word Entertainment, and $3.8 million on the sale of International Cable Networks. Included in other gains and losses in 2001 is a pretax loss of $1.7 million on the sale of businesses sold to OPUBCO. The remaining gains and losses in 2003, 2002, and 2001 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior Loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in 2004. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.02%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. At the Company’s option, the Senior Loan may be extended for two additional one-year terms beyond its scheduled maturity, subject to Gaylord Opryland meeting certain financial ratios and other criteria. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 11. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of an interim loan and paying required escrows and fees were approximately $97.6 million. At December 31, 2003 and 2002, the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $0.8 million and $7.3 million, respectively. The weighted average interest rates for the Senior Loan for 2003 and 2002, including amortization of deferred financing costs, were 4.2% and 4.5%, respectively. The weighted average interest rates for the Mezzanine Loan for 2003 and 2002, including amortization of deferred financing costs, were 10.7% and 10.5%, respectively.

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

     Term Loan

During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the “Banks”). During May 2003, the Company used $60 million of the proceeds from the 2003 Loans, as discussed below, to pay off the Term Loan. Concurrent with the payoff the Term Loan, the Company wrote off the remaining, unamortized deferred financing costs of $1.5 million related to the Term Loan, which is recorded as interest expense in the consolidated statement of operations. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial construction phases of the Gaylord Texan, as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.

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

     New Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which subsequently was increased to $100.0 million. The new revolving credit facility, which replaced the revolving credit portion under the 2003 Florida/ Texas senior secured credit facility, matures in May 2006 and borrowings thereunder bear interest at a rate of either LIBOR plus 3.50% or the lending banks’ base rate plus 2.25%. Borrowings may be made with interest periods ranging from one to three months, at the election of the Company and all principal amounts may be continued until maturity. The Company may elect to reduce principal amounts outstanding under the revolving credit facility from time to time without penalty or premium. The new revolving credit facility is guaranteed by the Company’s subsidiaries that were guarantors or borrowers under our 2003 Florida/ Texas senior secured credit facility and is secured by a leasehold mortgage on the Gaylord Palms. The new revolving credit facility requires the Company to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. As of

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued a total of $11.3 million in letters of credit under the credit facility for the Company. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

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

In addition to the income tax provision or (benefit) discussed above, the Company recognized additional income tax provision (benefit) related to discontinued operations as discussed in Note 5 in the amounts of $22.0 million, $50.3 million and $(22.2 million) for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also recognized an additional income tax provision (benefit) during the years ended December 31, 2002 and 2001 in the amount of $(1.6 million) and $7.1 million, respectively, as discussed in Note 19 and Note 11, respectively, related to a cumulative effect of accounting change.

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.2 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual lease expense of approximately $9.8 million for 2003 and 2002. This rent included approximately $6.5 million of non-cash expenses during 2003 and 2002. The Company is currently attempting to renegotiate certain terms of the lease in an attempt to more closely align the economic cost of the lease with the impact on the Company’s results of operations. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $0.7 million and $0.6 million of contingent rentals related to the Gaylord Palms in 2003 and 2002, respectively.

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Expected Contributions and Benefit Payments

The Company expects to contribute $3.0 million to its defined benefit pension plan in 2004. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31:

2004	$3,419
2005	2,268
2006	1,850
2007	3,365
2008	2,547
2009-2013	18,304

Total	$31,753

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company expects to contribute $0.9 million to the plan in 2004. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31:

2004	$898
2005	980
2006	1,095
2007	1,017
2008	1,397
2009-2013	9,184

Total	$14,571

The Company amended the plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amount of indefinite lived intangible assets not subject to amortization was $40.6 million and $1.8 million at December 31, 2003 and 2002. The increase in indefinite lived intangible assets during 2003 is due to trade names obtained in the acquisition of ResortQuest. The gross carrying amount of amortized intangible assets in continuing operations was $30.1 million and $0.4 million at December 31, 2003 and 2002, respectively. The increase in amortized intangible assets during 2003 is primarily related to property management contracts with vacation rental property owners obtained in the acquisition of ResortQuest. The related accumulated amortization of intangible assets in continuing operations was $588,000 and $131,000 at December 31, 2003 and 2002, respectively. The amortization expense related to intangibles from continuing operations during the twelve months ended December 31, 2003 and 2002 was $457,000 and $58,000, respectively. The estimated amounts of amortization expense for the next five years are equivalent to $3.8 million per year.

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

	2003	2002	2001

REVENUES:
Hospitality	$369,263	$339,380	$228,712
Opry and Attractions	61,433	65,600	67,064
ResortQuest	17,920	—	—
Corporate and Other	184	272	290

Total	$448,800	$405,252	$296,066

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

DEPRECIATION AND AMORTIZATION:
Hospitality	$46,536	$44,924	$25,593
Opry and Attractions	5,129	5,778	6,270
ResortQuest	1,186	—	—
Corporate and Other	6,099	5,778	6,542

Total	$58,950	$56,480	$38,405

OPERATING INCOME (LOSS):
Hospitality	$42,347	$25,972	$34,270
Opry and Attractions	(600)	1,596	(5,010)
ResortQuest	(2,616)	—	—
Corporate and Other	(43,396)	(42,111)	(40,110)
Preopening costs	(11,562)	(8,913)	(15,927)
Gain on sale of assets	—	30,529	—
Impairment and other charges	(856)	—	(14,262)
Restructuring charges	—	17	(2,182)
Interest expense, net of amounts capitalized	(52,804)	(46,960)	(39,365)
Interest income	2,461	2,808	5,554
Unrealized gain (loss) on Viacom stock	39,831	(37,300)	782
Unrealized gain (loss) on derivatives	(33,228)	86,476	54,282
Other gains and losses	2,209	1,163	2,661

Total	$(58,214)	$13,277	$(19,307)

IDENTIFIABLE ASSETS:
Hospitality	$1,209,124	$1,056,434	$947,646
Opry and Attractions	91,837	85,530	90,912
ResortQuest	288,992	—	—
Corporate and Other	987,291	1,019,304	998,916
Discontinued operations	19	17,423	140,170

Total	$2,577,263	$2,178,691	$2,177,644

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2003	2002	2001

CAPITAL EXPENDITURES:
Hospitality	$211,043	$163,926	$277,643
Opry and Attractions	9,133	2,673	2,471
ResortQuest	1,504	—	—
Corporate and other	2,040	8,805	807

Total	$223,720	$175,404	$280,921

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (Unaudited)

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

During May of 2003, the Company finalized the 2003 Loans, which consisted of a $25 million senior revolving facility, a $150 million senior term loan, and a $50 million subordinated term loan. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. During November 2003, the Company used the proceeds of the Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs, which is included in interest expense in the consolidated statement of operations.

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$(249,422)	$271,090	$52,248	$—	$73,916
Net cash provided by discontinued operating activities	—	22,887	(19,997)	—	2,890

Net cash provided by operating activities	(249,422)	293,977	32,251	—	76,806
Purchases of property and equipment	(8,686)	(203,947)	(11,087)	—	(223,720)
Cash of business acquired	—	4,228	—	—	4,228
Sale of assets	—	—	175	—	175
Other investing activities	(1,017)	(289)	(1,022)	—	(2,328)

Net cash used in investing activities — continuing operations	(9,703)	(200,008)	(11,934)	—	(221,645)
Net cash provided by investing activities — discontinued operations	—	5,869	59,485	—	65,354

Net cash provided by investing activities	(9,703)	(194,139)	47,551	—	(156,291)
Proceeds from issuance of long-term debt	350,000	200,000	—	—	550,000
Repayment of long-term debt	(60,000)	(285,100)	(80,004)	—	(425,104)
Deferred financing costs paid	(9,344)	(8,643)	(302)	—	(18,289)
(Increase) decrease in restricted cash and cash equivalents	(1,919)	(7,898)	1,257	—	(8,560)
Proceeds from exercise of stock option and purchase plans	4,459	—	—	—	4,459
Other financing activities, net	(554)	1,117	(1,157)	—	(594)

Net cash used in financing activities — continuing operations	282,642	(100,524)	(80,206)	—	101,912
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash used in financing activities	282,642	(100,524)	(80,300)	—	101,818

Net change in cash	23,517	(686)	(498)	—	22,333
Cash and cash equivalents at beginning of year	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of year	$116,413	$2,958	$1,594	$—	$120,965

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$(84,464)	$251,963	$(152,377)	$—	$15,122
Net cash provided by discontinued operating activities	—	4,848	(4,480)	—	368

Net cash provided by operating activities	(84,464)	256,811	(156,857)	—	15,490
Purchases of property and equipment	(5,184)	(262,420)	(13,317)	—	(280,921)
Other investing activities	889	4,850	(2,706)	—	3,033

Net cash used in investing activities — continuing operations	(4,295)	(257,570)	(16,023)	—	(277,888)
Net cash provided by investing activities — discontinued operations	—	452	17,342	—	17,794

Net cash provided by investing activities	(4,295)	(257,118)	1,319	—	(260,094)
Proceeds from issuance of long-term debt	100,000	—	435,000	—	535,000
Repayment of long-term debt	(500)	—	(241,003)	—	(241,503)
Deferred financing costs paid	(3,642)	—	(15,940)	—	(19,582)
(Increase) decrease in restricted cash and cash equivalents	(26,861)	—	(25,465)	—	(52,326)
Proceeds from exercise of stock option and purchase plans	2,548	—	—	—	2,548

Net cash used in financing activities — continuing operations	71,545	—	152,592	—	224,137
Net cash used in financing activities — discontinued operations	—	—	2,904	—	2,904

Net cash used in financing activities	71,545	—	155,496	—	227,041

Net change in cash	(17,214)	(307)	(42)	—	(17,563)
Cash and cash equivalents at beginning of year	24,322	614	1,821	—	26,757

Cash and cash equivalents at end of year	$7,108	$307	$1,779	$—	$9,194

REPORT OF INDEPENDENT AUDITORS

To Gaylord Entertainment Company:

We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 9, 2004 (except for the ninth paragraph of Note 16, as to which the date is March 10, 2004) (included elsewhere in this Annual Report on Form 10-K/A.) Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K/A. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2001
(In thousands)

		Additions Charged to
	Balance at				Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2000 restructuring charges — continuing operations	$10,825	$(3,666)	$—	$5,590	$1,569
2001 restructuring charges — continuing operations	—	5,848	—	1,680	4,168

Total continuing operations	10,825	2,182	—	7,270	5,737

2000 restructuring charges — discontinued operations	2,285	(424)	—	1,861	—
2001 restructuring charges — discontinued operations	—	3,383	—	—	3,383

Total discontinued operations	2,285	2,959	—	1,861	3,383

Total	$13,110	$5,141	$—	$9,131	$9,120

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

PLANS OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:
2	.1†	Agreement and Plan of Merger, dated as of February 9, 1997, by and among Westinghouse Electric Corporation (“Westinghouse”), G Acquisition Corp. and the former Gaylord Entertainment Company (“Old Gaylord”) (incorporated by reference to Exhibit 2.1 to Old Gaylord’s Current Report on Form 8-K dated February 9, 1997 (File No. 1-10881)).
2	.2†	Agreement and Plan of Merger, dated as of April 9, 1999, by and among Gaylord Entertainment Company (the “Company”), Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
2	.3†	First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 1999 (File No. 333-88775)).
2	.4†	Securities Purchase Agreement, dated as of March 9, 2001, by and among the Company, Gaylord Creative Group, Inc., PaperBoy Productions, Inc., and Gaylord Sports, Inc. (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
2	.5†	Purchase Agreement among WMGA, LLC and the Company, and the Company’s subsidiary, Gaylord Creative Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 16, 2002 (File No. 1-13079)).
2	.6†	Asset Purchase Agreement, dated as of July 1, 2002, by and between Acuff-Rose Music Publishing, Inc., Acuff-Rose Music, Inc., Milene Music, Inc., Springhouse Music, Inc., and Hickory Records, Inc. and Sony/ ATV Music Publishing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
2	.7†	Purchase and Sale Agreement, dated as of June 28, 2002, by and between The Mills Limited Partnership (as Purchaser) and Opryland Attractions, Inc. (as Seller) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
2	.8†	Asset Purchase Agreement among Gaylord Investments, Inc., Cumulus Broadcasting, Inc. and Cumulus Licensing Corp., dated as of March 24, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
2	.9†	Agreement and Plan of Merger, dated as of August 4, 2003, among the Company, GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2003 (File No. 1-13079)).
GOVERNING DOCUMENTS OF THE COMPANY
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
3.2		Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13079)).
3.3		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION

INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S COMMON STOCK:
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).
INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S SENIOR NOTES DUE 2013:
4.4	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).
4.5	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).
4.6	Registration Rights Agreement, dated as of November 12, 2003, between the registrants signatory thereto and the Initial Purchasers (as defined therein) with respect to the Company’s 8% Senior Notes Due 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).
MATERIAL CONTRACTS REGARDING THE 1997 RESTRUCTURING:
10.1	Tax Disaffiliation Agreement by and among Old Gaylord, the Company and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
10.2	Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).
10.3	Tax Matters Agreement, dated as of April 9, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
10.4	Amended and Restated Tax Matters Agreement, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the SEC on October 12, 1999 (File No. 333-88775).
10.5	First Amendment to Post-Closing Covenants Agreement and Non-Competition Agreements, dated as of April 9, 1999, by and among the Company, CBS Corporation, Edward L. Gaylord and E. K. Gaylord, II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE NASHVILLE HOTEL LOANS:
10.6	Amended and Restated Loan and Security Agreement dated as of March 27, 2001, by and between Opryland Hotel Nashville, LLC, and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 13079)).
10.7	Mezzanine Loan Agreement dated as of March 27, 2001, by and between Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

EXHIBIT
NUMBER		DESCRIPTION

10.8		First Amendment dated January 18, 2002 to Mezzanine Loan Agreement, dated as of March 27, 2001 by and between Opryland Mezzanine Trust 2001-1, a Delaware business trust, and OHN Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13079)).
10.9		Second Amendment to Mezzanine Loan Agreement, dated April 30, 2003, by and between Opryland Mezzanine Trust 2001-1 and OHN Holdings, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE 2003 TEXAS/FLORIDA CREDIT FACILITY:
10.10		Subordinated Credit Agreement among Gaylord Hotels, LLC, various lenders, the Company and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.11		Senior Credit Agreement among Opryland Hotel-Florida Limited Partnership, Opryland Hotel-Texas Limited Partnership, the Company, various lenders and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.12		First Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).
10.13		Second Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE $100.0 MILLION REVOLVING CREDIT FACILITY:
10	.14†	Credit Agreement, dated as of November 20, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, with Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint book running managers and co-lead arrangers, and Bank of America, N.A., as syndication agent.
10.15		First Amendment to Credit Agreement and Ratification of Guaranty, dated as of December 17, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the certain subsidiary guarantors.
MATERIAL CONTRACTS REGARDING THE GAYLORD PALMS:
10.16		Guaranteed Maximum Price (GMP) Construction Agreement dated as of November 8, 1999, by and among Opryland Hotel - Florida, L.P., Opryland Hospitality Group, and Perini/ Suitt (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
10.17		First Amendment to Guaranteed Maximum Price (GMP) Construction Agreement dated as of September 5, 2000 by and among Opryland Hotel - Florida, L.P., Opryland Hospitality Group d/b/a OLH, G.P., and Perini/ Suitt (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

EXHIBIT
NUMBER		DESCRIPTION

10.18		Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING THE GAYLORD TEXAN:
10.19		Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.20		Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10	.21†	Guaranteed Maximum Price Construction Agreement, dated November 15, 2002, by and between Gaylord Entertainment Company and Centex Construction Company, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING NASHVILLE PREDATORS INVESTMENT:
10.22		Naming Rights Agreement dated as of November 24, 1999, by and between the Company and Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).
10.23		Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).
MATERIAL CONTRACTS REGARDING VIACOM STOCK:
10.24		SAILS Mandatorily Exchangeable Securities Contract dated as of May 22, 2000, among the Company, OLH G.P., Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).
10.25		SAILS Pledge Agreement dated as of May 22, 2000, among the Company, Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).
EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS:
10.26		Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (as amended at May 2002 Stockholders Meeting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).
10.27		Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.28		The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Old Gaylord’s Registration Statement on Form S-1 (File No. 33-42329)).
10.29		Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).
10.30		Form of Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.23 to Old Gaylord’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10881)).

EXHIBIT
NUMBER		DESCRIPTION

10.31		Consulting Agreement, dated October 31, 2001, between the Company and Dave Jones (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.32		Letter Agreement dated February 14, 2001 between the Company and Carl W. Kornmeyer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).
10.33		Executive Employment Agreement of David C. Kloeppel, dated September 4, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 (File No. 1-13079)).
10.34		Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).
10.35		Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.36		Executive Employment Agreement of Michael D. Rose, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).
10.37		Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.38		Executive Employment Agreement of Jay D. Sevigny, dated July 15, 2003, with the Company.
10.39		Executive Employment Agreement of Jim Olin, dated August 4, 2003, with the Company.
10.40		Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.41		Gaylord Entertainment Company Director Compensation Policy (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
MISCELLANEOUS:
16		Letter from Arthur Andersen LLP regarding change in independent auditor (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 19, 2002 (File No. 1-13079)).
21		Subsidiaries of Gaylord Entertainment Company.
23	.1*	Consent of Independent Auditors.
31	.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
31	.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

Unless otherwise noted, exhibits were filed with the Form 10-K filed March 12, 2004.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.