Form 10-K/A
period 2003-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2004-04-20
CIK 1040829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

	Years Ended December 31,

	2003		2002		2001		2000		1999

INCOME STATEMENT DATA:
Revenues:
Hospitality	$369,263		$339,380		$228,712		$237,260		$239,248
Opry and Attractions	61,433		65,600		67,064		69,283		97,839
ResortQuest	17,920		—		—		—		—
Corporate and Other	184		272		290		64		5,318

Total revenues	448,800		405,252		296,066		306,607		342,405

Operating expenses:
Operating costs	276,937		254,583		201,299		210,018		220,088
Selling, general and administrative	117,178		108,732		67,212		89,052		74,004
Preopening costs(1)	11,562		8,913		15,927		5,278		1,892
Gain on sale of assets(2)	—		(30,529)		—		—		—
Impairment and other charges	856	(6)	—		14,262	(6)	75,660	(6)	—
Restructuring charges	—		(17	)(4)	2,182	(4)	12,952	(4)	2,786	(4)
Merger costs	—		—		—		—		(1,741	)(9)
Depreciation and amortization:
Hospitality	46,536		44,924		25,593		24,447		22,828
Opry and Attractions	5,129		5,778		6,270		13,955		11,159
ResortQuest	1,186		—		—		—		—
Corporate and Other	6,099		5,778		6,542		6,257		6,870

Total depreciation and amortization	58,950		56,480		38,405		44,659		40,857

Total operating expenses	465,483		398,162		339,287		437,619		337,886

Operating income (loss):
Hospitality	42,347		25,972		34,270		45,478		43,859
Opry and Attractions	(600)		1,596		(5,010)		(44,413	)(8)	(8,183)
ResortQuest	(2,616)		—		—		—		—
Corporate and Other	(43,396)		(42,111)		(40,110)		(38,187)		(28,220)
Preopening costs(1)	(11,562)		(8,913)		(15,927)		(5,278)		(1,892)
Gain on sale of assets(2)	—		30,529		—		—		—
Impairment and other charges	(856	)(6)	—		(14,262	)(6)	(75,660	)(6)	—
Restructuring charges	—		17	(4)	(2,182	)(4)	(12,952	)(4)	(2,786	)(4)
Merger costs	—		—		—		—		1,741	(9)

Total operating income (loss)	(16,683)		7,090		(43,221)		(131,012)		4,519

	Years Ended December 31,

	2003	2002		2001	2000	1999

Interest expense, net of amounts capitalized	(52,804)	(46,960)		(39,365)	(30,307)	(15,047)
Interest income	2,461	2,808		5,554	4,046	5,922
Unrealized gain (loss) on Viacom stock	39,831	(37,300)		782	—	—
Unrealized (loss) gain on derivatives, net	(33,228)	86,476		54,282	—	—
Other gains and losses	2,209	1,163		2,661	(3,514)	586,371	(10)(11)

Income (loss) from continuing operations before income taxes	(58,214)	13,277		(19,307)	(160,787)	581,765
Provision (benefit) for income taxes	(24,669)	1,318		(9,142)	(52,331)	172,831

Income (loss) from continuing operations	(33,545)	11,959		(10,165)	(108,456)	408,934
Gain (loss) from discontinued operations, net of taxes(3)	34,371	85,757		(48,833)	(47,600)	(15,280)
Cumulative effect of accounting change, net of taxes	—	(2,572	)(5)	11,202 (7)	—	—

Net income (loss)	$826	$95,144		$(47,796)	$(156,056)	$393,654

Income (loss) per share:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.42
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.96

Income (loss) per share-assuming dilution:
Income (loss) from continuing operations	$(0.97)	$0.36		$(0.30)	$(3.25)	$12.31
Income (loss) from discontinued operations	0.99	2.54		(1.45)	(1.42)	(0.46)
Cumulative effect of accounting change	—	(0.08)		0.33	—	—

Net income (loss)	$0.02	$2.82		$(1.42)	$(4.67)	$11.85

Dividends per share	$—	$—		$—	$—	$0.80

	As of December 31,

	2003		2002		2001		2000		1999

BALANCE SHEET DATA:
Total assets	$2,577,263		$2,178,691	(10)	$2,177,644	(10)	$1,930,805	(10)	$1,741,215
Total debt	548,759	(12)	340,638	(12)	468,997	(12)	175,500		297,500
Secured forward exchange contract	613,054	(10)	613,054	(10)	613,054	(10)	613,054	(10)	—
Total stockholders’ equity	904,509		787,579		696,988		765,937		1,007,149

(1)	Preopening costs are related to the Gaylord Palms and the new Gaylord Texan hotel under construction in Grapevine, Texas. Gaylord Palms opened in January 2002 and the Gaylord Texan opened on April 2, 2004.

(2)	During 2002, the Company sold its one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

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

Liquidity and Capital Resources

Cash Flows—Summary

Our cash flows consisted of the following during the years ended December 31 (amounts in thousands):

	2003	2002	2001

Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$63,916	$83,829	$15,122
Net cash flows provided by operating activities — discontinued operations	2,890	3,451	368

Net cash flows provided by operating activities	66,806	87,280	15,490

Investing Cash Flows:
Purchases of property and equipment	(223,720)	(175,404)	(280,921)
Other	12,075	29,920	3,033

Net cash flows (used in) investing activities — continuing operations	(211,645)	(145,484)	(277,888)
Net cash flows provided by investing activities — discontinued operations	65,354	232,570	17,794

Net cash flows provided by (used in) investing activities	(146,291)	87,086	(260,094)

Financing Cash Flows:
Repayment of long-term debt	(425,104)	(214,846)	(241,503)
Proceeds from issuance of long-term debt	550,000	85,000	535,000
Other	(22,984)	46,589	(69,360)

Net cash flows provided by (used in) financing activities -continuing operations	101,912	(83,257)	224,137
Net cash flows provided by (used in) financing activities -discontinued operations	(94)	(1,671)	2,904

Net cash flows provided by (used in) financing activities	101,818	(84,928)	227,041

Net change in cash and cash equivalents	$22,333	$89,438	$(17,563)

Cash Flow From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2003, our net cash flows provided by operating activities — continuing operations were $63.9 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses of approximately $30.0 million, as well as favorable changes in working capital of approximately $33.9 million. The favorable changes in working capital primarily resulted from improved collection of trade receivables due to increased emphasis on timely collections, the timing of payment of various liabilities, including accrued interest, taxes, salaries and benefits, and advertising expenses, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland hotel for large group meetings occurring in early 2004) and an increase in the volume of events occurring in early 2004 managed by our Corporate Magic business that require advance deposits. During 2002, our net cash flows provided by operating activities — continuing operations were $83.8 million, reflecting primarily our income from continuing operations before non-cash depreciation, amortization, income tax and interest expenses.

Cash Flow From Investing Activities

During 2003, our primary uses of funds and investing activities were the purchases of property and equipment which totaled $223.7 million. These capital expenditures include continuing construction at the new Gaylord hotel in Grapevine, Texas of $193.3 million, approximately $1.3 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $11.2 million related to Gaylord Opryland. In addition, there were approximately $7.3 million of capital expenditures related to the Grand Ole Opry in 2003. We also collected a $10.0 million note receivable from Bass Pro and received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $64.7 million in 2003. During 2002, our primary uses of funds and investing activities were the purchases of property and equipment for the Gaylord Palms and Gaylord Texan which totaled $148.3 million. We received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $263.4 million in 2002.

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

•	a maximum total leverage ratio requiring that at the end of each fiscal quarter, our ratio of consolidated indebtedness minus unrestricted cash on hand to consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, not exceed a range of ratios (decreasing from 7.5 to 1.0 for early 2004 to 5.0 to 1.0 for 2005 and thereafter) for the recent four fiscal quarters;

•	a requirement that the adjusted net operating income for the Gaylord Palms Resort and Convention Center be at least $25,000,000 at the end of each fiscal quarter ending December 31, 2003, through December 31, 2004, and $28,000,000 at the end of each fiscal quarter thereafter, in each case based on the most recent four fiscal quarters; and

•	a minimum fixed charge coverage ratio requiring that, at the end of each fiscal quarter, our ratio of consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, to the sum of (i) consolidated interest expense and capitalized interest expense for the previous fiscal quarter, multiplied by four, and (ii) required amortization of indebtedness for the most recent four fiscal quarters, be not less than 1.5 to 1.0.

As of December 31, 2003, we were in compliance with the foregoing covenants. As of December 31, 2003, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $11.3 million of letters of credit under the credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.

Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan with Merrill Lynch Mortgage Lending, Inc. At the same time, we entered into a $100.0 million mezzanine loan which was repaid in November 2003 with the proceeds of the outstanding senior notes (as defined below). The senior and mezzanine loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. We fully consolidate these entities in our consolidated financial statements. The senior loan is secured by a first mortgage lien on the assets of Gaylord Opryland and is due in March 2004. At our option, the senior loan may be extended for two additional one-year terms to March 2006, subject to our Gaylord Opryland operations meeting certain financial ratios and other criteria. We have exercised our option to extend the loan until March 2005. Amounts outstanding under the senior loan bear interest at one-month LIBOR plus 1.02%. The senior loan requires monthly principal payments of $0.7 million in addition to monthly interest payments. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR. Pursuant to the senior loan agreement, we had purchased instruments that cap our exposure to one-month LIBOR at 7.5%. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000. The net proceeds from the senior loan and the mezzanine loan, after refinancing the existing interim loan and paying required escrows and fees, were approximately $97.6 million. The weighted average interest rates for the senior loan for the years ended December 31, 2003 and 2002, including amortization of deferred financing costs, were 4.2% and 4.5%, respectively.

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

April 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COLIN V. REED Colin V. Reed	Director, President and Chief Executive Officer (Principal Executive Officer)	April 20, 2004

/s/ DAVID C. KLOEPPEL David C. Kloeppel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 20, 2004

/s/ ROD CONNOR Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	April 20, 2004

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$826	$95,144	$(47,796)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(34,371)	(85,757)	48,833
Impairment and other charges	856	—	14,262
Cumulative effect of accounting change, net of taxes	—	2,572	(11,202)
Unrealized gain on Viacom stock and related derivatives	(6,603)	(49,176)	(55,064)
Depreciation and amortization	58,950	56,480	38,405
Gain on sale of assets	—	(30,529)	—
Provision (benefit) for deferred income taxes	(24,871)	64,582	(11,428)
Amortization of deferred financing costs	35,219	36,164	35,987
Changes in (net of acquisitions and divestitures):
Trade receivables	3,242	(8,924)	5,273
Accounts payable and accrued liabilities	17,808	(336)	(16,773)
Other assets and liabilities	12,860	3,609	14,625

Net cash flows provided by operating activities — continuing operations	63,916	83,829	15,122
Net cash flows provided by operating activities — discontinued operations	2,890	3,451	368

Net cash flows provided by operating activities	66,806	87,280	15,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(223,720)	(175,404)	(280,921)
Cash of business acquired	4,228	—	—
Proceeds from sale of assets	175	30,875	—
Collection of note receivable	10,000	—	—
Other investing activities	(2,328)	(955)	3,033

Net cash flows used in investing activities — continuing operations	(211,645)	(145,484)	(277,888)
Net cash flows provided by investing activities — discontinued operations	65,354	232,570	17,794

Net cash flows provided by (used in) investing activities	(146,291)	87,086	(260,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	550,000	85,000	535,000
Repayment of long-term debt	(425,104)	(214,846)	(241,503)
Deferred financing costs paid	(18,289)	—	(19,582)
(Increase) decrease in cash and cash equivalents — restricted	(8,560)	45,670	(52,326)
Proceeds from exercise of stock options and stock purchase plans	4,459	919	2,548
Other financing activities	(594)	—	—

Net cash flows provided by (used in) financing activities — continuing operations	101,912	(83,257)	224,137
Net cash flows provided by (used in) financing activities — discontinued operations	(94)	(1,671)	2,904

Net cash flows provided by (used in) financing activities	101,818	(84,928)	227,041

NET CHANGE IN CASH AND CASH EQUIVALENTS — UNRESTRICTED	22,333	89,438	(17,563)
CASH AND CASH EQUIVALENTS — UNRESTRICTED, BEGINNING OF YEAR	98,632	9,194	26,757

CASH AND CASH EQUIVALENTS — UNRESTRICTED, END OF YEAR	$120,965	$98,632	$9,194

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

Business Segments

Hospitality

The Hospitality segment includes the operations of Gaylord Hotels™ branded hotels and the Radisson Hotel at Opryland. At December 31, 2003, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. Gaylord Opryland is owned and operated by Opryland Hotel Nashville, LLC, a consolidated wholly-owned subsidiary of the Company incorporated in Delaware. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Company is developing a Gaylord hotel in Grapevine, Texas, the Gaylord Texan Resort & Convention Center (“Gaylord Texan”), which is expected to open in April 2004. The Company has entered into a purchase agreement with respect to a tract of land for the development of a hotel in the Washington, D.C. area. The purchase agreement is subject to designated closing conditions and provides for liquidated damages, currently in the amount of $1.0 million, in the event the Company elects not to purchase the property once the closing conditions have been satisfied. This project is subject to the availability of financing, resolution of certain zoning issues and approval of the Company’s Board of Directors.

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

™ A registered trademark of Gaylord Entertainment Company

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash provided by continuing operating activities	$(249,422)	$271,090	$42,248	$—	$63,916
Net cash provided by discontinued operating activities	—	22,887	(19,997)	—	2,890

Net cash provided by operating activities	(249,422)	293,977	22,251	—	66,806
Purchases of property and equipment	(8,686)	(203,947)	(11,087)	—	(223,720)
Cash of business acquired	—	4,228	—	—	4,228
Sale of assets	—	—	175	—	175
Collection of note receivable	—	—	10,000	—	10,000
Other investing activities	(1,017)	(289)	(1,022)	—	(2,328)

Net cash used in investing activities — continuing operations	(9,703)	(200,008)	(1,934)	—	(211,645)
Net cash provided by investing activities — discontinued operations	—	5,869	59,485	—	65,354

Net cash provided by investing activities	(9,703)	(194,139)	57,551	—	(146,291)
Proceeds from issuance of long-term debt	350,000	200,000	—	—	550,000
Repayment of long-term debt	(60,000)	(285,100)	(80,004)	—	(425,104)
Deferred financing costs paid	(9,344)	(8,643)	(302)	—	(18,289)
(Increase) decrease in restricted cash and cash equivalents	(1,919)	(7,898)	1,257	—	(8,560)
Proceeds from exercise of stock option and purchase plans	4,459	—	—	—	4,459
Other financing activities, net	(554)	1,117	(1,157)	—	(594)

Net cash used in financing activities — continuing operations	282,642	(100,524)	(80,206)	—	101,912
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash used in financing activities	282,642	(100,524)	(80,300)	—	101,818

Net change in cash	23,517	(686)	(498)	—	22,333
Cash and cash equivalents at beginning of year	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of year	$116,413	$2,958	$1,594	$—	$120,965

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