Form 10-Q
period 2004-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2004-05-07
CIK 1040829

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004

Common Stock, $.01 par value	39,548,748 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2004
INDEX

Part I — Financial Information

Item 1. — Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003

(Unaudited)
(In thousands, except per share data)

	2004	2003

Revenues	$158,883	$114,380
Operating expenses:
Operating costs	96,229	65,696
Selling, general and administrative	45,439	27,573
Preopening costs	10,806	1,580
Depreciation	15,525	13,342
Amortization	1,170	1,231

Operating income (loss)	(10,286)	4,958
Interest expense, net of amounts capitalized	(9,829)	(9,372)
Interest income	386	519
Unrealized loss on Viacom stock	(56,886)	(46,652)
Unrealized gain on derivatives	45,054	39,466
Other gains and (losses), net	920	222

Loss before benefit for income taxes and discontinued operations	(30,641)	(10,859)
Benefit for income taxes	(11,248)	(4,236)

Loss from continuing operations	(19,393)	(6,623)
Income from discontinued operations, net of taxes	—	167

Net loss	$(19,393)	$(6,456)

Income (loss) per share:
Loss from continuing operations	$(0.49)	$(0.20)
Income from discontinued operations, net of taxes	—	0.01

Net loss	$(0.49)	$(0.19)

Income (loss) per share — assuming dilution:
Loss from continuing operations	$(0.49)	$(0.20)
Income from discontinued operations, net of taxes	—	0.01

Net loss	$(0.49)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$80,840	$120,965
Cash and cash equivalents — restricted	36,554	37,723
Trade receivables, less allowance of $1,953 and $1,805, respectively	32,016	26,101
Deferred financing costs	26,865	26,865
Deferred income taxes	9,635	8,753
Other current assets	26,178	20,121
Current assets of discontinued operations	72	19

Total current assets	212,160	240,547

Property and equipment, net of accumulated depreciation	1,328,936	1,297,528
Intangible assets, net of accumulated amortization	28,492	29,505
Goodwill	169,411	169,642
Indefinite lived intangible assets	40,591	40,591
Investments	492,025	548,911
Estimated fair value of derivative assets	179,829	146,278
Long-term deferred financing costs	67,746	75,154
Other long term assets	28,744	29,107

Total assets	$2,547,934	$2,577,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,693	$8,584
Accounts payable and accrued liabilities	165,884	154,952
Current liabilities of discontinued operations	2,964	2,930

Total current liabilities	177,541	166,466

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	542,754	540,175
Deferred income taxes	238,764	251,039
Estimated fair value of derivative liabilities	6,056	21,969
Other long term liabilities	80,266	79,226
Long-term liabilities of discontinued operations	828	825
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,508 and 39,403 shares issued and outstanding, respectively	395	394
Additional paid-in capital	642,938	639,839
Retained earnings	264,231	283,624
Unearned compensation	(2,353)	(2,704)
Accumulated other comprehensive loss	(16,540)	(16,644)

Total stockholders’ equity	888,671	904,509

Total liabilities and stockholders’ equity	$2,547,934	$2,577,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003

(Unaudited)
(In thousands)

	2004	2003

Cash Flows from Operating Activities:
Net loss	$(19,393)	$(6,456)
Amounts to reconcile net loss to net cash flows provided by (used in) operating activities:
Gain on discontinued operations, net of taxes	—	(167)
Unrealized loss on Viacom stock and related derivatives	11,832	7,186
Depreciation and amortization	16,695	14,573
Benefit for deferred income taxes	(12,022)	(4,236)
Amortization of deferred financing costs	7,793	8,886
Changes in (net of acquisitions and divestitures):
Trade receivables	(5,915)	(11,129)
Accounts payable and accrued liabilities	11,791	(8,892)
Other assets and liabilities	(3,805)	361

Net cash flows provided by operating activities — continuing operations	6,976	126
Net cash flows used in operating activities — discontinued operations	(16)	(578)

Net cash flows provided by (used in) operating activities	6,960	(452)

Cash Flows from Investing Activities:
Purchases of property and equipment	(47,454)	(49,265)
Other investing activities	(386)	(3,214)

Net cash flows used in investing activities — continuing operations	(47,840)	(52,479)
Net cash flows provided by investing activities — discontinued operations	—	696

Net cash flows used in investing activities	(47,840)	(51,783)

Cash Flows from Financing Activities:
Repayment of long-term debt	(2,001)	(2,001)
Decrease (increase) in restricted cash and cash equivalents	1,169	(14,298)
Proceeds from exercise of stock option and purchase plans	1,978	52
Other financing activities, net	(391)	140

Net cash flows provided by (used in) financing activities — continuing operations	755	(16,107)
Net cash flows used in financing activities — discontinued operations	—	(94)

Net cash flows provided by (used in) financing activities	755	(16,201)

Net change in cash and cash equivalents	(40,125)	(68,436)
Cash and cash equivalents — unrestricted, beginning of period	120,965	98,632

Cash and cash equivalents — unrestricted, end of period	$80,840	$30,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim period are not necessarily indicative of the results for the full year.

2. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended March 31,

	2004	2003

	(in thousands)
Weighted average shares outstanding	39,458	33,784
Effect of dilutive stock options	—	—

Weighted average shares outstanding - assuming dilution	39,458	33,784

For the three months ended March 31, 2004 and 2003, the effect of dilutive stock options was the equivalent of approximately 442,000 and 345 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months ended March 31, 2004 and 2003, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE LOSS:

Comprehensive loss is as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Net loss	$(19,393)	$(6,456)
Unrealized gain on interest rate hedges	—	75
Foreign currency translation	104	—

Comprehensive loss	$(19,289)	$(6,381)

4. DISCONTINUED OPERATIONS:

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 and Accounting Principles Board (“APB”) No. 30. The results of operations, net of taxes, (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. These required revisions to the prior year financial statements did not impact cash flows from operating, investing or financing activities.

     WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

     Oklahoma RedHawks

During 2002, the Company committed to a plan of disposal of its approximately 78% ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, the Company sold its interests in the RedHawks and received cash proceeds of approximately $6.0 million.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three-months ended March 31:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Revenues:
Radio operations	$—	$2,731
Redhawks	—	81

Total revenues	$—	$2,812

Operating income (loss):
Radio operations	$—	$425
Redhawks	—	(647)

Total operating loss	—	(222)

Interest expense	—	—
Interest income	—	2
Other gains and (losses):
Radio operations	—	—
Redhawks	—	155

Total other gains and (losses)	—	155

Loss before benefit for income taxes	—	(65)
Benefit for income taxes	—	(232)

Income from discontinued operations	$—	$167

There were no gains or losses from the sale of discontinued businesses during the three months ended March 31, 2004 and 2003. Other gains and losses in 2003 are primarily comprised of miscellaneous income and expenses.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	March 31,	December 31,
	2004	2003

	(in thousands)
Current assets:
Cash and cash equivalents	$72	$19

Total current assets	72	19

Total long-term assets	—	—

Total assets	$72	$19

Current liabilities:
Accounts payable and accrued expenses	$2,964	$2,930

Total current liabilities	2,964	2,930
Other long-term liabilities	828	825

Total long-term liabilities	828	825

Total liabilities	$3,792	$3,755

5. ACQUISITION:

On November 20, 2003, pursuant to the Agreement and Plan of Merger dated as of August 4, 2003, Gaylord acquired 100% of the outstanding common shares of ResortQuest International, Inc. in a tax-free, stock-for-stock merger. Under the terms of the agreement, ResortQuest stockholders received 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the ResortQuest option holders received 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. Based on the number of shares of ResortQuest common stock outstanding as of November 20, 2003 (19,339,502) and the exchange ratio (0.275 Gaylord common share for each ResortQuest common share), Gaylord issued 5,318,363 shares of Gaylord common stock. In addition, based on the total number of ResortQuest options outstanding at November 20, 2003, Gaylord exchanged ResortQuest options for options to purchase 573,863 shares of Gaylord common stock. Based on the average market price of Gaylord’s common stock ($19.81, which is based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, this resulted in an aggregate purchase price of approximately $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million.

The total purchase price of the ResortQuest acquisition is as follows (amounts in thousands):

Fair value of Gaylord common stock issued	$105,329
Fair value of Gaylord stock options issued	5,596
Direct merger costs incurred by Gaylord	3,773

Total	$114,698

Gaylord has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. Any excess of the purchase price over the fair value of the net tangible and identifiable intangibles was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of November 20, 2003, was as follows (in thousands):

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

Approximately $29.7 million was allocated to amortizable intangible assets consisting primarily of existing property management contracts and ResortQuest’s customer database. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts. Contracts originating in Hawaii are estimated to have a remaining useful life of ten years from acquisition, while contracts in the continental United States and Canada have a remaining estimated useful life of seven years from acquisition. Gaylord is amortizing the customer database over a two-year period. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”), which is being amortized over a remaining estimated useful life of five years.

Of the total purchase price, approximately $38.8 million was allocated to trade names consisting primarily of the “ResortQuest” trade name which is deemed to have an indefinite remaining useful life and therefore will not be amortized.

As of March 31, 2004 and December 31, 2003, goodwill related to the ResortQuest acquisition totaled $162.5 million and $162.7 million, respectively. During the three months ended March 31, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.2 million. As of November 20, 2003, approximately $73.5 million of the goodwill was expected to be deductible for income tax purposes.

The Company recorded approximately $4.0 million as of November 20, 2003, of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits, and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation.

6. DEBT:

     Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan is secured by a first mortgage lien on the assets of

Gaylord Opryland, and in March 2004 the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. At the Company’s option, the Senior Loan may be extended for an additional one year term to March 2006, subject to the Gaylord Opryland operations meeting certain financial ratios and other criteria. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus approximately 1.06%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 8. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of an interim loan and paying required escrows and fees were approximately $97.6 million. At March 31, 2004 and December 31, 2003 the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $0.1 million and $0.8 million, respectively. The weighted average interest rates for the Senior Loan for the three months ended March 31, 2004 and 2003, including amortization of deferred financing costs, were 3.8% and 4.3%, respectively. The weighted average interest rates for the Mezzanine Loan for the three months ended March 31, 2003, including amortization of deferred financing costs, was 10.8%.

The terms of the Senior Loan impose and the Mezzanine Loan imposed limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. The Senior Loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered.

As of March 31, 2004, the Company was in compliance with all covenants and the cash management restrictions were not in effect. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. Any event of noncompliance that results in an event of default under the Senior Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During November 2003, the Company used the proceeds of the Senior Notes, as discussed below, to repay in full $66.0 million outstanding under the Mezzanine Loan portion of the Nashville Hotel Loans. As a result of the prepayment of the Mezzanine Loan, the Company wrote off $0.7 million in deferred financing costs during the fourth quarter of 2003. The remaining terms of the Senior Loan are the same as discussed above.

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

Pursuant to these agreements, the Company purchased instruments that cap its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 8. In addition, the Company was required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

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

     2003 Loans

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consisted of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans were due in 2006. The senior loan bore interest of LIBOR plus 3.5%. The subordinated loan bore interest of LIBOR plus 8.0%. The 2003 Loans were secured by the Gaylord Palms assets and the Gaylord Texan assets. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 8. The Company was required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed above and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. The provisions of the 2003 Loans contained covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions.

In connection with the offering of the Senior Notes discussed below, on November 12, 2003, the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, to repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November 2003, as discussed below, the Company used the proceeds of the Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs during the fourth quarter of 2003.

     Senior Notes

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s subsidiaries that was a borrower or guarantor under the 2003 Loans, and as of November 2003, to the new revolving credit facility. In connection with the offering of the Senior Notes, the Company paid approximately $9.4 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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

The Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to the Company’s other indebtedness.

     New Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which has been increased to $100.0 million. The new revolving credit facility, which replaced the revolving credit portion under the 2003 Florida/Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by the Company’s subsidiaries that are guarantors of the Senior Notes (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements) and is secured by a leasehold mortgage on the Gaylord Palms Resort & Convention Center. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

The provisions of the new revolving credit facility contain a covenant requiring the Company to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. The Gaylord Texan was opened on April 2, 2004.

In addition, the new revolving credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests in the new revolving credit facility are as follows:

•	a maximum total leverage ratio requiring that at the end of each fiscal quarter, the ratio of consolidated indebtedness minus unrestricted cash on hand to consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, not exceed a range of ratios (decreasing from 7.5 to 1.0 for early 2004 to 5.0 to 1.0 for 2005 and thereafter) for the recent four fiscal quarters;

•	a requirement that the adjusted net operating income for the Gaylord Palms be at least $25 million at the end of each fiscal quarter ending December 31, 2003, through December 31, 2004, and $28 million at the end of each fiscal quarter thereafter, in each case based on the most recent four fiscal quarters; and

•	a minimum fixed charge coverage ratio requiring that, at the end of each fiscal quarter, the ratio of consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, to the sum of (i) consolidated interest expense and capitalized interest expense for the previous fiscal quarter, multiplied by four, and (ii) required amortization of indebtedness for the most recent four fiscal quarters, be not less than 1.5 to 1.0.

As of March 31, 2004, the Company was in compliance with all covenants. As of March 31, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $8.0 million of letters of credit under the credit facility for the Company. The revolving credit facility is cross-defaulted to the Company’s other indebtedness.

7. SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of March 31, 2004 and December 31, 2003 and long-term assets of $57.6 million and $64.3 million as of March 31, 2004 and December 31, 2003, respectively, in the accompanying consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility. As a result of the SFEC, the 1997 revolving credit facility was terminated.

The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $74.86 per share as of March 31, 2004. The call option strike price decreased from $75.30 to $74.86 effective January 1, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $74.86 per share, the Company will participate in the appreciation at a rate of 25.93%.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 8.

8. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months ended March 31, 2004 and 2003, the Company recorded net pretax gains in the Company’s consolidated statement of operations of $45.1 million and $39.5 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.

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

The Company also purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 6. The Company hedged a notional amount of $200.0 million, although the 2003 Loans only required that 50% of the outstanding amount be hedged. The LIBOR rate swap effectively locked the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. Anticipating the issuance of the Senior Notes and the subsequent repayment of the 2003 Loans, the Company terminated $100.0 million of the LIBOR rate swaps effective October 31, 2003. Upon issuance of the Senior Notes and the repayment of the 2003 Loans, the Company terminated the remaining $100.0 million of the LIBOR rate swaps effective November 12, 2003. The Company received proceeds from the termination of these LIBOR rate swaps in the amount of $0.2 million during 2003.

Upon issuance of the Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on a certain portion of the Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and, therefore, no net impact on earnings. As of March 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $2.9 million. The Company has recorded a derivative asset and an offsetting increase in the balance of the Senior Notes accordingly.

9. RESTRUCTURING CHARGES:

The following table summarizes the activities of the restructuring charges for the three months ended March 31, 2004:

	Balance at	Restructuring charges		Balance at
	December 31, 2003	and adjustments	Payments	March 31, 2004

	(in thousands)
2001 restructuring charges	$94	$—	$50	$44
2000 restructuring charges	195	—	18	177

	$289	$—	$68	$221

     2001 Restructuring Charge

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. As of March 31, 2004, the Company has recorded cash payments of $4.8 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at March 31, 2004 of $0.04 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by the end of 2005.

     2000 Restructuring Charge

During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. As of March 31, 2004, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at March 31, 2004 of $0.2 million, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by the end of 2005.

10. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months ended March 31, 2004 and 2003 was comprised of:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Debt interest paid	$1,301	$3,208
Capitalized interest to the extent debt interest paid	(1,301)	(2,718)

Cash interest paid, net of capitalized interest	$—	$490

Total capitalized interest for the three months ended March 31, 2004 was $5,125. Income taxes (paid) received were $(0.8) million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively.

11. GOODWILL AND INTANGIBLES:

The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill was impaired as of the beginning of the fiscal year in which the statement was adopted. Under the transitional provisions of SFAS No. 142, the first step is for the Company to evaluate whether the reporting unit’s carrying amount exceeds its fair value. If the reporting unit’s carrying amount exceeds its fair value, the second step of the impairment test must be completed. During the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method of discounted estimated future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and capital rates. In performing the impairment reviews, the Company determined one reporting unit’s goodwill to be impaired. Based on the estimated fair value of the reporting unit, the Company impaired the recorded goodwill amount of $4.2 million associated with the Radisson Hotel at Opryland in the Hospitality segment. The circumstances leading to the goodwill impairment assessment for the Radisson Hotel at Opryland primarily relate to the effect of the September 11, 2001 terrorist attacks on the hospitality and tourism industries.

The Company performed the annual impairment review on all goodwill at December 31, 2003 and determined that no further impairment charges were required during 2003.

The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2004 are as follows (amounts in thousands):

			Purchase
	Balance as of	Impairment	Accounting	Balance as of
	12/31/03	Losses	Adjustments	3/31/04

Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	162,727	—	(231)	162,496
Corporate and Other	—	—	—	—

Total	$169,642	$—	$(231)	$169,411

During the three months ended March 31, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.2 million.

The carrying amount of indefinite lived intangible assets not subject to amortization was $40.6 million at March 31, 2004 and December 31, 2003, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $30.1 million at March 31, 2004 and December 31, 2003, respectively. The related accumulated amortization of amortized intangible assets in continuing operations was $1.6 million and $0.6 million at March 31, 2004 and December 31, 2003, respectively. The amortization expense related to intangibles from continuing operations during the three months ended March 31, 2004 and 2003 was $1.0 million and $10,000, respectively. The estimated amounts of amortization expense for the next five years are approximately $3.8 million per year.

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

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the following pro forma amounts:

	2004	2003

	(net loss in thousands)
	(per share data in dollars)
Net loss:
As reported	$(19,393)	$(6,456)
Stock-based employee compensation, net of tax effect	1,118	795

Pro forma	$(20,511)	$(7,251)

Net loss per share:
As reported	$(0.49)	$(0.19)

Pro forma	$(0.52)	$(0.21)

Net loss per share assuming dilution:
As reported	$(0.49)	$(0.19)

Pro forma	$(0.52)	$(0.21)

At March 31, 2004 and December 31, 2003, 3,607,440 and 3,327,325 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of outstanding stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock and restricted stock units. At March 31, 2004 and December 31, 2003, awards of 113,350 and 111,350 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 3,199 and 3,413 shares of common stock at an average price of $25.43 and $15.28 pursuant to this plan during the three months ended March 31, 2004 and 2003, respectively.

Included in compensation expense for the three months ended March 31, 2004 and 2003 is $0.6 million and $0, respectively, related to the grant of 599,500 units under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the three months ended March 31:

	2004	2003

	(in thousands)
Service cost	$150	$139
Interest cost	1,188	1,184
Expected return on plan assets	(855)	(748)
Amortization of net actuarial loss	668	609
Amortization of prior service cost	1	1

Total net periodic pension expense	$1,152	$1,185

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the three months ended March 31:

	2004	2003

	(in thousands)
Service cost	$93	$85
Interest cost	316	345
Amortization of prior service cost	(250)	(247)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$98	$122

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

FIN No. 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN No. 46, as revised, were adopted as of December 31, 2003 for the Company’s interests in VIEs that are special purpose entities (“SPEs”). The adoption of FIN No. 46 for interests in SPEs on December 31, 2003 did not have a material effect on the Company’s consolidated balance sheet. The Company adopted the provisions of FIN No. 46 for the Company’s variable interests in all VIEs as of March 31, 2004. The effect of adopting the provisions of FIN No. 46 for all the Company’s variable interests did not have a material impact on the Company’s consolidated balance sheet at March 31, 2004.

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

15. COMMITMENTS AND CONTINGENCIES:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company filed an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. The Company intends to appeal this decision and continue to vigorously assert its rights in this litigation. Because the Company continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement did not affect the Company’s results of operation.

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

Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of approximately one to eight years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. As of March 31, 2004, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

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

16. SUBSEQUENT EVENTS:

On May 3, 2004, a group of selling stockholders, consisting of the E.L. and Thelma Gaylord Foundation, certain members of the Gaylord family and a Gaylord family business, completed a public offering of 7,019,162 shares of common stock at a price of $31.75 per share. All of the shares were sold by selling stockholders, and the Company received no proceeds from the offering. All costs associated with the offering were paid by the selling stockholders. The underwriters for the offering also were granted a 30-day over-allotment option to purchase up to 1,052,874 additional shares of common stock from the selling stockholders.

17. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized and managed based upon its products and services. The Company revised its reportable segments during the first quarter of 2003 due to the Company’s decision to divest of the Radio Operations and again during the fourth quarter of 2003 due to the November 2003 acquisition of ResortQuest. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Revenues:
Hospitality	$95,259	$99,515
Opry and Attractions	12,625	14,817
ResortQuest	50,951	—
Corporate and Other	48	48

Total	$158,883	$114,380

Depreciation and amortization:
Hospitality	$11,461	$11,608
Opry and Attractions	1,311	1,404
ResortQuest	2,526	—
Corporate and Other	1,397	1,561

Total	$16,695	$14,573

Operating income (loss):
Hospitality	$12,650	$18,626
Opry and Attractions	(2,578)	(1,597)
ResortQuest	1,891	—
Corporate and Other	(11,443)	(10,491)
Preopening costs	(10,806)	(1,580)

Total operating income (loss)	(10,286)	4,958
Interest expense, net of amounts capitalized	(9,829)	(9,372)
Interest income	386	519
Unrealized gain (loss) on Viacom stock	(56,886)	(46,652)
Unrealized gain (loss) on derivatives	45,054	39,466
Other gains and losses	920	222

Loss before benefit for income taxes and discontinued operations	$(30,641)	$(10,859)

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Not all of the Company’s subsidiaries have guaranteed the $350 million Senior Notes. All of the Company’s subsidiaries that are borrowers or have guaranteed borrowings under the Company’s new revolving credit facility, or previously, the Company’s 2003 Florida/Texas senior secured credit facility, are guarantors (the “Guarantors”) of the Senior Notes. Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or own or manage the Nashville loan borrower (the “Non-Guarantors”), do not guarantee the Senior Notes. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

The following unaudited consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries as of and for the three months ended March 31, 2004 and 2003.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$16,637	$109,940	$44,008	$(11,702)	$158,883
Operating expenses:
Operating costs	5,354	62,988	30,678	(2,791)	96,229
Selling, general and administrative	9,680	27,899	7,860	—	45,439
Management fees	—	5,103	3,808	(8,911)	—
Preopening costs	—	10,806	—	—	10,806
Depreciation	1,427	8,287	5,811	—	15,525
Amortization	673	240	257	—	1,170

Operating loss	(497)	(5,383)	(4,406)	—	(10,286)
Interest expense, net of amounts capitalized	(13,480)	(9,125)	(3,214)	15,990	(9,829)
Interest income	13,893	329	2,154	(15,990)	386
Unrealized loss on Viacom stock	(56,886)	—	—	—	(56,886)
Unrealized gain on derivatives	45,054	—	—	—	45,054
Other gains and (losses)	887	31	2	—	920

Loss before benefit for income taxes	(11,029)	(14,148)	(5,464)	—	(30,641)
Benefit for income taxes	(5,245)	(4,055)	(1,948)	—	(11,248)
Equity in subsidiaries’ (earnings) losses, net	13,609	—	—	(13,609)	—

Net income (loss)	$(19,393)	$(10,093)	$(3,516)	$13,609	$(19,393)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$15,263	$54,495	$55,154	$(10,532)	$114,380
Operating expenses:
Operating costs	4,698	30,537	33,579	(3,118)	65,696
Selling, general and administrative	9,163	11,487	6,923	—	27,573
Management fees	—	3,689	3,725	(7,414)	—
Preopening costs	—	1,580	—	—	1,580
Depreciation	1,471	5,899	5,972	—	13,342
Amortization	763	153	315	—	1,231

Operating income (loss)	(832)	1,150	4,640	—	4,958
Interest expense, net of amounts capitalized	(8,773)	(6,638)	(5,587)	11,626	(9,372)
Interest income	9,667	368	2,110	(11,626)	519
Unrealized loss on Viacom stock	(46,652)	—	—	—	(46,652)
Unrealized gain on derivatives	39,466	—	—	—	39,466
Other gains and (losses)	225	—	(3)	—	222

Income (loss) before provision (benefit) for income taxes and income from discontinued operations	(6,899)	(5,120)	1,160	—	(10,859)
Provision (benefit) for income taxes	(2,619)	(2,094)	477	—	(4,236)
Equity in subsidiaries’ (earnings) losses, net	2,176	—	—	(2,176)	—

Income (loss) from continuing operations	(6,456)	(3,026)	683	2,176	(6,623)
Income from discontinued operations, net	—	—	167	—	167

Net income (loss)	$(6,456)	$(3,026)	$850	$2,176	$(6,456)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$78,592	$1,062	$1,186	$—	$80,840
Cash and cash equivalents — restricted	3,226	22,708	10,620	—	36,554
Trade receivables, net	340	35,283	6,854	(10,461)	32,016
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	6,103	2,638	894	—	9,635
Other current assets	5,751	15,527	5,025	(125)	26,178
Intercompany receivables, net	905,454	—	27,975	(933,429)	—
Current assets of discontinued operations	—	—	72		72

Total current assets	1,026,331	77,218	52,626	(944,015)	212,160
Property and equipment, net	87,124	895,292	346,520	—	1,328,936
Amortized intangible assets, net	151	28,337	4	—	28,492
Goodwill	—	169,411	—	—	169,411
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	756,637	16,747	60,598	(341,957)	492,025
Estimated fair value of derivative assets	179,829	—	—	—	179,829
Long-term deferred financing costs	66,910	717	119	—	67,746
Other long-term assets	7,089	11,592	10,063	—	28,744
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,125,551	$1,238,425	$469,930	$(1,285,972)	$2,547,934

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$667	$22	$8,004	$—	$8,693
Accounts payable and accrued liabilities	40,260	118,896	17,479	(10,751)	165,884
Intercompany payables, net	—	1,062,191	(128,762)	(933,429)	—
Current liabilities of discontinued operations	—	45	2,919	—	2,964

Total current liabilities	40,927	1,181,154	(100,360)	(944,180)	177,541
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	353,389	189	189,176	—	542,754
Deferred income taxes	162,679	31,715	44,370	—	238,764
Estimated fair value of derivative liabilities	6,056	—	—	—	6,056
Other long-term liabilities	60,809	19,557	(265)	165	80,266
Long-term liabilities of discontinued operations	—	829	(1)	—	828
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	395	3,337	2	(3,339)	395
Additional paid-in capital	642,938	234,997	157,953	(392,950)	642,938
Retained earnings	264,231	(234,306)	179,974	54,332	264,231
Other stockholders’ equity	(18,927)	953	(919)	—	(18,893)

Total stockholders’ equity	888,637	4,981	337,010	(341,957)	888,671

Total liabilities and stockholders’ equity	$2,125,551	$1,238,425	$469,930	$(1,285,972)	$2,547,934

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$116,413	$2,958	$1,594	$—	$120,965
Cash and cash equivalents — restricted	4,651	17,738	15,334	—	37,723
Trade receivables, net	464	21,753	21,122	(17,238)	26,101
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,903	2,333	1,517	—	8,753
Other current assets	6,271	10,656	3,323	(129)	20,121
Intercompany receivables, net	838,904	—	46,645	(885,549)	—
Current assets of discontinued operations	—	—	19	—	19

Total current assets	998,471	55,438	89,554	(902,916)	240,547
Property and equipment, net	87,157	860,144	350,227	—	1,297,528
Amortized intangible assets, net	160	29,341	4	—	29,505
Goodwill	—	169,642	—	—	169,642
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	835,134	16,747	60,598	(363,568)	548,911
Estimated fair value of derivative assets	146,278	—	—	—	146,278
Long-term deferred financing costs	73,569	810	775	—	75,154
Other long-term assets	7,830	10,990	10,287	—	29,107
Long-term assets of discontinued operations	—	—	—		—

Total assets	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$558	$22	$8,004	$—	$8,584
Accounts payable and accrued liabilities	35,080	138,032	(629)	(17,531)	154,952
Intercompany payables, net	—	971,587	(86,038)	(885,549)	—
Current liabilities of discontinued operations	—	23	2,907	—	2,930

Total current liabilities	35,638	1,109,664	(75,756)	(903,080)	166,466
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	348,797	201	191,177	—	540,175
Deferred income taxes	165,247	38,140	47,652	—	251,039
Estimated fair value of derivative liabilities	21,969	—	—	—	21,969
Other long-term liabilities	60,724	18,337	1	164	79,226
Long-term liabilities of discontinued operations	—	825	—	—	825
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	3,337	2	(3,339)	394
Additional paid-in capital	639,839	234,997	165,955	(400,952)	639,839
Retained earnings	283,624	(224,213)	183,490	40,723	283,624
Other stockholders’ equity	(19,207)	935	(1,076)	—	(19,348)

Total stockholders’ equity	904,650	15,056	348,371	(363,568)	904,509

Total liabilities and stockholders’ equity	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash (used in) provided by continuing operating activities	$(39,834)	$48,120	$(1,310)	$—	$6,976
Net cash (used in) provided by discontinued operating activities	—	26	(42)	—	(16)

Net cash (used in) provided by operating activities	(39,834)	48,146	(1,352)	—	6,960
Purchases of property and equipment	(1,001)	(44,757)	(1,696)	—	(47,454)
Other investing activities	(49)	(312)	(25)	—	(386)

Net cash used in investing activities — continuing operations	(1,050)	(45,069)	(1,721)	—	(47,840)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,050)	(45,069)	(1,721)	—	(47,840)
Repayment of long-term debt	—	—	(2,001)	—	(2,001)
Decrease (increase) in restricted cash and cash equivalents	1,425	(4,970)	4,714	—	1,169
Proceeds from exercise of stock option and purchase plans	1,978	—	—	—	1,978
Other financing activities, net	(340)	(3)	(48)		(391)

Net cash (used in) provided by financing activities — continuing operations	3,063	(4,973)	2,665	—	755
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	3,063	(4,973)	2,665	—	755

Net change in cash and cash equivalents	(37,821)	(1,896)	(408)	—	(40,125)
Cash and cash equivalents at beginning of year	116,413	2,958	1,594	—	120,965

Cash and cash equivalents at end of year	$78,592	$1,062	$1,186	$—	$80,840

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(In thousands)
Net cash (used in) provided by continuing operating activities	$(66,776)	$22,515	$44,387	$—	$126
Net cash (used in) provided by discontinued operating activities	—	23,347	(23,925)	—	(578)

Net cash (used in) provided by operating activities	(66,776)	45,862	20,462	—	(452)
Purchases of property and equipment	(493)	(45,928)	(2,844)	—	(49,265)
Other investing activities	(1,754)	(735)	(725)	—	(3,214)

Net cash used in investing activities — continuing operations	(2,247)	(46,663)	(3,569)	—	(52,479)
Net cash provided by investing activities — discontinued operations	—	—	696	—	696

Net cash used in investing activities	(2,247)	(46,663)	(2,873)	—	(51,783)
Repayment of long-term debt	—	—	(2,001)	—	(2,001)
Decrease (increase) in restricted cash and cash equivalents	1,007	—	(15,305)	—	(14,298)
Proceeds from exercise of stock option and purchase plans	52	—	—	—	52
Other financing activities, net	133	(5)	12		140

Net cash (used in) provided by financing activities — continuing operations	1,192	(5)	(17,294)	—	(16,107)
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash (used in) provided by financing activities	1,192	(5)	(17,388)	—	(16,201)

Net change in cash and cash equivalents	(67,831)	(806)	201	—	(68,436)
Cash and cash equivalents at beginning of year	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of year	$25,065	$2,838	$2,293	$—	$30,196

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Current Operations

Our operations are organized into four principal businesses:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our newly-opened Gaylord Texan Resort and Convention Center on Lake Grapevine (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.

During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”) to Cumulus Media, Inc. (“Cumulus”). The Radio Operations were previously included in a fourth business segment, media, along with WSM-AM. Although the Radio Operations are included in discontinued operations for the three months ended March 31, 2003, WSM-AM is now grouped in the Opry and Attractions business for all periods presented. During the fourth quarter of 2003, we completed the disposition of our ownership interests in the Oklahoma RedHawks, and the financial results of this asset are included in discontinued operations for the three months ended March 31, 2003.

The acquisition of ResortQuest International, Inc. was completed on November 20, 2003. The results of operations of ResortQuest have been included in our financial results beginning November 20, 2003.

For the three months ended March 31, our total revenues were divided among these businesses as follows:

Business	2004	2003
Hospitality	60%	87%
ResortQuest	32%	n/a
Opry and Attractions	8%	13%
Corporate and Other	—	—

We generate a significant portion of our revenues from our Hospitality business. We believe that we are the only hospitality company focused primarily on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional vacation and entertainment opportunities to guests and target customers through the ResortQuest and Opry and Attractions businesses.

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

Key Performance Indicators

     Hospitality Segment. The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities such as food and beverages and meeting space at the resorts. Key performance indicators related to revenue are:

•	hotel occupancy (volume indicator)

•	average daily rate (price indicator)

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period)

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period)

•	Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations)

We recognize Hospitality revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Almost all of our Hospitality revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempt to offset any identified shortfalls in occupancy by creating special events at our hotels or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which have often been contracted for several years in advance, and the level of transient business at our hotels during such period.

     ResortQuest Segment. Our ResortQuest segment earns revenues through property management fees and other sources. The operating results of our ResortQuest segment are primarily dependent on the volume of guests at vacation properties managed by us and the number and quality of vacation properties managed by us. Key performance factors related to revenue are:

•	occupancy rate of units available for rental (volume indicator)

•	average daily rate (price indicator)

•	ResortQuest Revenue per Available Room (“ResortQuest RevPAR”) (a summary measure of ResortQuest results calculated by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period)

•	Total Units Under Management (a volume indicator which represents the total number of vacation rental properties available for rental)

We recognize revenues from property management fees ratably over the rental period based on our share of the total rental price of the vacation rental property. Almost all of our vacation rental property revenues are deducted from the rental fees paid by guests prior to paying the remaining rental price to the property owner. Other ResortQuest revenues are derived from real estate brokerage commissions, food and beverage sales, and software and software maintenance sales, all of which are recognized at the time of sale.

The results of operation of our ResortQuest segment are principally affected by the number of guests staying at the vacation rental properties managed by us in a given period. A variety of factors can affect the results of any interim period, such as adverse weather conditions, economic conditions in a particular region or the nation as a whole, the perceived attractiveness of the vacation destinations in which we are located, and the quantity and quality of our vacation rental property units under management.

Overall Outlook

We have invested heavily in our operations in 2003 and 2002, primarily in connection with the opening of the Gaylord Palms in 2002, the continued construction of the Gaylord Texan in 2003 and early 2004 and the ResortQuest acquisition, which was consummated on November 20, 2003. Due to the opening of the Gaylord Texan on April 2, 2004, our investments in 2004 will consist primarily of ongoing capital improvements and build-out of the Gaylord Texan rather than construction commitments for non-operating properties. We believe that the Gaylord Texan will have a significant impact on our operating results in 2004, given that it will be in operation for over eight months of the fiscal year.

We also believe that a full year of operations of our ResortQuest subsidiary will significantly impact our financial results. Only the results of operations of ResortQuest since November 20, 2003 have been included in our historical financial results.

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. We also are considering other potential sites. The timing and extent of any of these development projects is uncertain.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three month periods ended March 31, 2004 and 2003. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months Ended March 31,

	2004	%		2003	%

	(in thousands)
Revenues:
Hospitality	$95,259	60.0		$99,515	87.0
Attractions and Opry group	12,625	7.9		14,817	13.0
ResortQuest	50,951	32.1		—	—
Corporate and other	48	—		48	—

Total revenues	158,883	100.0		114,380	100.0

Operating expenses:
Operating costs	96,229	60.6		65,696	57.4
Selling, general & administrative	45,439	28.6		27,573	24.1
Preopening costs	10,806	6.8		1,580	1.4
Depreciation and amortization:
Hospitality	11,461	7.2		11,608	10.1
Attractions and Opry group	1,311	0.8		1,404	1.2
ResortQuest	2,526	1.6		—	—
Corporate and other	1,397	0.9		1,561	1.4

Total depreciation and amortization	16,695	10.5		14,573	12.7

Total operating expenses	169,169	106.5		109,422	95.7

Operating income (loss):
Hospitality	12,650	13.3		18,626	18.7
Attractions and Opry group	(2,578)	(20.4)		(1,597)	(10.8)
ResortQuest	1,891	3.7		—	—
Corporate and other	(11,443)	(A	)	(10,491)	(A	)
Preopening costs	(10,806)	(B	)	(1,580)	(B	)

Total operating income (loss)	(10,286)	(6.5)		4,958	4.3
Interest expense, net of amounts capitalized	(9,829)	(C	)	(9,372)	(C	)
Interest income	386	(C	)	519	(C	)
Unrealized gain (loss) on Viacom stock and derivatives, net	(11,832)	(C	)	(7,186)	(C	)
Other gains and losses	920	(C	)	222	(C	)
Benefit for income taxes	11,248	(C	)	4,236	(C	)
Income from discontinued operations, net of taxes	—	(C	)	167	(C	)

Net loss	$(19,393)	(C	)	$(6,456)	(C	)

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

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2004 and 2003:

		Percentage
	2004	Change	2003

	(In thousands, except per share data)
Total revenues	$158,883	38.9%	$114,380
Total operating expenses	$169,169	54.6%	$109,422
Operating income (loss)	$(10,286)	-307.5%	$4,958
Net loss	$(19,393)	-200.4%	$(6,456)
Net loss per share — fully diluted	$(0.49)	-157.9%	$(0.19)

Although our Hospitality revenues for the three months ended March 31, 2004 declined 4.3% from the same period in 2003 ($95.3 million in the first quarter of 2004, as compared to $99.5 million in the first quarter of 2003), our total revenues for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, increased 38.9% due primarily to the inclusion of revenues from our ResortQuest business.

The increase in our total operating expenses for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, is primarily due to a $9.2 million increase in preopening costs (relating to the Gaylord Texan) and the inclusion of an additional $46.5 million in operating expenses relating to our ResortQuest business.

The decrease in our operating income for the three months ending March 31, 2004, as compared to the three months ending March 31, 2003, is primarily attributable to the lower Hospitality revenues described more fully below and the increased operating expenses described above.

The increase in size of our net loss for the three months ended March 31, 2004, as compared to the same period in 2003, is due to the decrease in operating income, described above, as well as a larger loss on our Viacom stock and derivatives, net, partially offset by a larger benefit for income taxes, each of which is described more fully below.

Results on a per share basis for the three months ended March 31, 2004, as compared to the same period in 2003, were impacted by a higher weighted average number of shares outstanding, due to the issuance of 5,318,363 shares in the fourth quarter of 2003 in the ResortQuest acquisition.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	The ResortQuest acquisition, which was completed on November 20, 2003, and the resulting addition of revenues and expenses for the three months ended March 31, 2004 associated with the ResortQuest business.

•	A decline in our overall Hospitality occupancy rates for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, which led to a decline in Hospitality RevPAR, Total RevPAR and revenues. Occupancy rates at Gaylord Opryland during the three months ended March 31, 2004 were the cause of the reduced Hospitality occupancy rates. The occupancy decline at Gaylord Opryland was partially offset by improved occupancy rates at the Gaylord Palms during this period.

•	Improved food and beverage, banquet and catering services at our hotels for the three months ended March 31, 2004, which positively impacted Total RevPAR at our hotels and served to lessen the impact of the decreased occupancy rates of the Hospitality business during the first quarter of 2004.

•	Preopening costs of $10.8 million in the first three months of 2004 associated with the opening of the Gaylord Texan. This represented a $9.2 million increase in preopening costs from the same period in 2003.

Operating Results – Detailed Segment Financial Information

Hospitality Business Segment

     Total Segment Results. The following presents the financial results of our Hospitality business for the three months ended March 31, 2004 and 2003:

		Percentage
	2004	Change	2003

	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$95,259	-4.3%	$99,515
Hospitality operating expenses(2):
Operating costs	53,768	-0.1%	53,799
Selling, general and administrative	17,380	12.3%	15,482
Depreciation and amortization	11,461	-1.3%	11,608

Total operating expenses	82,609	2.1%	80,889

Hospitality operating income	$12,650	-32.1%	$18,626

Hospitality performance metrics:
Occupancy	68.1%	-11.0%	76.5%
Average Daily Rate	$152.76	2.8%	$148.61
RevPAR(3)	$104.09	-8.4%	$113.63
Total RevPAR (4)	$228.03	-5.4%	$241.01
Net Definite Room Nights Booked (rooms)	262,000	40.3%	187,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland but do not include the results of the Gaylord Texan, which was not open during the periods presented herein.

(2)	Preopening costs are not included in Hospitality operating expenses.

(3)	We calculate RevPAR by dividing room sales by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Total RevPAR is not comparable to similarly titled measures such as revenues.

The decrease in total Hospitality revenue in the first three months of 2004, as compared to the same period in 2003, is due to lower occupancy rates for the Hospitality business. As more fully described below, this decrease in occupancy rates is due to lower occupancy at Gaylord Opryland in the first three months of 2004. These lower occupancy rates, although partially offset by a higher Average Daily Rate, led to a decline in RevPAR and Total RevPAR for the first three months of 2004, as compared to the first three months of 2003. Improved food and beverage results at our hotels served to lessen the decline in Total RevPAR during the period, as compared to the same period in 2003.

Hospitality operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the first three months of 2004, as compared to the same period in 2003, is attributable to an increase in Hospitality selling, general and administrative expenses, described below.

Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), were relatively unchanged in the first quarter of 2004 as compared to the first quarter of 2003. Total Hospitality selling, general and administrative expenses, consisting of administrative and overhead costs, increased $1.9 million in the first quarter of 2004, as compared to the first quarter of 2003, primarily due to an increase in selling, general and administrative expenses at the Gaylord Palms, discussed below. Hospitality group depreciation and amortization expense remained relatively unchanged in the first three months of 2004 as compared to the same period in 2003.

     Property-Level Results. The following presents the property-level financial results of our Hospitality business for the three months ended March 31, 2004 and 2003. The results of our newly-opened Gaylord Texan hotel are not included due to the fact that it did not begin operations until April 2, 2004.

	Three Months Ended March 31,

		Percentage
	2004	Change	2003

	(in thousands, except percentages
	and performance metrics)
Gaylord Opryland Resort:
Total revenues (in thousands)	$44,008	-20.0%	$55,020
Selected operating expense data:
Operating costs	$29,416	-7.6%	$31,848
Selling, general and administrative	$7,860	13.6%	$6,916
Hospitality performance metrics:
Occupancy	60.4%	-22.5%	77.9%
Average Daily Rate	$134.70	-0.3%	$135.10
RevPAR	$81.37	-22.7%	$105.26
Total RevPAR	$167.87	-20.9%	$212.34
Gaylord Palms Resort:
Total revenues	$49,775	16.1%	$42,863
Selected operating expense data:
Operating costs	$23,416	10.9%	$21,107
Selling, general and administrative	$9,181	12.2%	$8,181
Hospitality performance metrics:
Occupancy	87.0%	13.9%	76.4%
Average Daily Rate	$188.23	-0.3%	$188.71
RevPAR	$163.72	13.6%	$144.14
Total RevPAR	$389.03	14.8%	$338.73
Radisson Hotel at Opryland:
Total Revenues	$1,476	-9.6%	$1,632
Selected operating expense data:
Operating costs	$936	10.9%	$844
Selling, general and administrative	$339	-11.9%	$385
Hospitality Performance Metrics:
Occupancy	54.2%	-14.1%	63.1%
Average Daily Rate	$80.05	-2.1%	$81.79
RevPAR	$43.40	-15.8%	$51.57
Total RevPAR	$53.00	-11.4%	$59.84

     Gaylord Opryland Results. The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR in the first quarter of 2004 as compared to the first quarter of 2003 is due to lower occupancy rates at the hotel. These lower occupancy rates were caused by fewer large group meetings and conventions occurring at the hotel during the first quarter of 2004, primarily due to fewer advance group bookings for the first three months made over the preceding two to three years. However, improved food and beverage and other ancillary revenue at the hotel served to lessen the impact of reduced occupancy levels on the hotel’s Total RevPAR.

Total operating expenses of the Gaylord Opryland hotel were $37.3 million in the three months ended March 31, 2004, a 3.8% decrease from $38.8 million in the three months ended March 31, 2003. The decrease in operating costs at Gaylord Opryland in the first quarter of 2004, as compared to the first quarter of 2003, was due to the lower levels of occupancy at the hotel. The increase in selling, general and administrative expenses at Gaylord Opryland in the first quarter of 2004, as compared to the first quarter of 2003, was primarily due to non-recurring payroll expenses associated with management changes at the hotel and other one-time compensation expenses.

     Gaylord Palms Results. The increase in Gaylord Palms revenue and RevPAR in the first quarter of 2004 as compared to the first quarter of 2003 is due to improved occupancy rates at the hotel. This improved occupancy, together with improved food and beverage and other ancillary revenue, drove the increase in Total RevPAR at Gaylord Palms for the first three months of 2004, as compared to the first three months of 2003.

Total operating expenses of the Gaylord Palms hotel were $32.6 million in the three months ended March 31, 2004, an 11.3% increase from $29.3 million in the three months ended March 31, 2003. The increase in operating costs at Gaylord Palms in the first quarter of 2004, as compared to the first quarter of 2003 was due to the increased level of expense necessary to service the increased occupancy levels at the hotel in the first quarter of 2004, as compared to the first quarter of 2003. The increase in selling, general and administrative expenses at Gaylord Palms in the first quarter of 2004, as compared to the first quarter of 2003, was primarily due to increases in management expenses, utilities and property taxes.

     Radisson Hotel Results. The decrease in Radisson Hotel revenue, RevPAR and Total RevPAR in the first quarter of 2004 as compared to the first quarter of 2003 is due to the decline in occupancy at the hotel, resulting from reduced “overflow” business from the fewer number of conventions and large group meetings at Gaylord Opryland during the first three months of 2004.

Total operating expenses of the Radisson Hotel were $1.3 million in the three months ended March 31, 2004, relatively unchanged from the same period ended March 31, 2003.

ResortQuest Business Segment

     Total Segment Results. The following presents the financial results of our ResortQuest business for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

		Percentage
	2004	Change	2003(1)

	(In thousands, except percentages
	and performance metrics)
ResortQuest revenue	$50,951	—	n/a
ResortQuest operating expenses:
Operating costs	30,728	—	n/a
Selling, general and administrative	15,806	—	n/a
Depreciation and amortization	2,526	—	n/a

Total operating expenses	49,060	—	n/a

ResortQuest operating income	$1,891	—	n/a

ResortQuest performance metrics:
Occupancy	59.0%	—	n/a
Average Daily Rate	$129.12	—	n/a
ResortQuest RevPAR(2)	$76.12	—	n/a
Total Units Under Management	17,559	—	n/a

(1)	On November 20, 2003, we completed our acquisition of ResortQuest. The results of operations of ResortQuest are included in our financial results for the three months ended March 31, 2004, but are not included in our financial results for the three months ended March 31, 2003. Accordingly, our results for the three months ended March 31, 2004 are not comparable to the three months ended March 31, 2003.

(2)	We calculate RevPAR for ResortQuest by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. RevPAR is not comparable to similarly titled measures such as revenues.

     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions, food and beverage sales and software and software maintenance sales.

     Operating Expenses. ResortQuest operating expenses were $49.1 million in the first quarter of 2004. These expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs.

Opry and Attractions Business Segment

     Total Segment Results. The following presents the financial results of our Opry and Attractions business for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

		Percentage
	2004	Change	2003

	(In thousands, except percentages)
Opry and Attractions revenue	$12,625	-14.8%	$14,817
Opry and Attractions operating expenses:
Operating costs	9,625	-3.2%	9,939
Selling, general and administrative	4,267	-15.9%	5,071
Depreciation and amortization	1,311	-6.6%	1,404

Total operating expenses	15,203	-7.4%	16,414

Opry and Attractions operating loss	$(2,578)	-61.4%	$(1,597)

The decrease in revenues in the Opry and Attractions group in the first quarter of 2004, as compared to the same period in the 2003, is primarily due to a decrease in revenues at Corporate Magic, our corporate event and meeting planning business.

The decrease in Opry and Attractions operating costs, which included the Media group in 2003, in the first quarter of 2004, as compared to the first quarter of 2003, was due primarily to the decrease in direct expenses at Corporate Magic as a result of the decline in Corporate Magic revenues. The decrease in selling, general and administrative expenses in Opry and Attractions for the first three months of 2004, as compared to the same period in 2003, is attributable to WSM-AM being managed by Cumulus in 2004, with certain management costs being paid by Cumulus as part of the joint sales agreement between the parties, and Corporate Magic reducing its expenses.

Corporate and Other Business Segment

     Total Segment Results. The following presents the financial results of our Corporate and Other business for the three months ended March 31, 2004 and 2003:

		Percentage
	2004	Change	2003

	(In thousands, except percentages)
Corporate and Other revenue	$48	0.0%	$48
Corporate and Other operating expenses:
Operating costs	2,108	7.7%	1,958
Selling, general and administrative	7,986	13.8%	7,020
Depreciation and amortization	1,397	-10.5%	1,561

Total operating expenses	11,491	9.0%	10,539

Corporate and Other operating loss	$(11,443)	-9.1%	$(10,491)

Corporate and Other group revenue for the first three months of 2004, which consists of rental income and corporate sponsorships, remained unchanged from the same period in 2003.

Corporate and Other operating expenses increased in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003 due primarily to an increase in operating costs and selling, general and administrative expenses. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased slightly in the first three months of 2004, as compared to the first three months of 2003, primarily due to an increase in contract services. Corporate and Other selling, general and administrative expenses, which consist primarily of the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, due primarily to the inclusion of certain ResortQuest senior management expenses as Corporate and Other expenses during the first three months of 2004. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the first quarter of 2004 remained relatively unchanged from the same period in 2003.

Operating Results — Preopening costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased $9.2 million to $10.8 million in the first three months of 2004 as compared to the same period in 2003. The increase in preopening costs resulted from development activities related to our Gaylord Texan hotel, which opened in April 2004.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

		Percentage
	2004	Change	2003

	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(9,829)	-4.9%	$(9,372)
Interest income	$386	-25.6%	$519
Unrealized gain (loss) on Viacom stock and derivatives, net	$(11,832)	-64.7%	$(7,186)
Other gains and (losses), net	$920	314.4%	$222
Benefit for income taxes	$11,248	165.5%	$4,236
Income (loss) from discontinued operations, net of taxes	$—	n/a	$167

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, remained relatively unchanged during the first quarter of 2004, as compared to the same period in 2003. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 5.2% and 5.1% for the three months ended March 31, 2004 and 2003, respectively.

Interest Income

The decrease in interest income during the first quarter of 2004, as compared to the same period in 2003, is due to lower cash balances invested in interest-bearing accounts in 2004.

Gain (Loss) on Viacom Stock and Derivatives, Net

During 2000, we entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of our Viacom stock investment. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

For the three months ended March 31, 2004, we recorded a net pretax loss of $56.9 million related to the decrease in fair value of the Viacom stock. For the three months ended March 31, 2004, we recorded net pretax gain of $45.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $11.8 million relating to the gain (loss) on Viacom stock and derivatives, net, for the three months ended March 31, 2004.

Other Gains and Losses

Our other gains and losses for the three months ended March 31, 2004 primarily consisted of the receipt of a dividend distribution from our investment in Viacom stock and other miscellaneous income and expenses. Our other gains and losses for the three months ended March 31, 2003 primarily consisted of miscellaneous income and expenses.

Provision (Benefit) for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	2004	2003

U.S. federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	4	4
Other	(2)	—

Effective tax rate	37%	39%

The decrease in our effective tax rate for the three month period ending March 31, 2004 as compared to our effective tax rate for the three month period ending March 31, 2003, was due primarily to the impact of foreign losses recognized in 2003 that increased the effective rate for that period.

Income (Loss) from Discontinued Operations

We reflected the following businesses as discontinued operations in our financial results for the first three months of 2003, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. Due to the fact that these businesses were disposed of in 2003, those businesses are not included in our financial results for the first three months of 2004.

     WSM-FM and WWTN(FM). During the first quarter of 2003, we committed to a plan of disposal of WSM-FM and WWTN(FM). Subsequent to committing to a plan of disposal during the first quarter of 2003, we, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus in exchange for approximately $62.5 million in cash. In connection with this agreement, we also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, we, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, we finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million. Concurrently, we also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. We will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

     Oklahoma RedHawks. During 2002, we committed to a plan of disposal of our ownership interests in the RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, we sold our interests in the RedHawks and received cash proceeds of approximately $6.0 million.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Revenues:
Radio operations	$—	$2,731
Redhawks	—	81

Total revenues	$—	$2,812

Operating income (loss):
Radio operations	$—	$425
Redhawks	—	(647)

Total operating loss	—	(222)

Interest expense	—	—
Interest income	—	2
Other gains and (losses):
Radio operations	—	—
Redhawks	—	155

Total other gains and (losses)	—	155

Loss before benefit for income taxes	—	(65)
Benefit for income taxes	—	(232)

Income from discontinued operations	$—	$167

Liquidity and Capital Resources

Cash Flows –Summary

Our cash flows consisted of the following during the three months ended March 31:

	2004	2003

Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$6,976	$126
Net cash flows used in operating activities — discontinued operations	(16)	(578)

Net cash flows provided by (used in) operating activities	6,960	(452)

Investing Cash Flows:
Purchases of property and equipment	(47,454)	(49,265)
Other	(386)	(3,214)

Net cash flows used in investing activities — continuing operations	(47,840)	(52,479)
Net cash flows provided by investing activities — discontinued operations	—	696

Net cash flows used in investing activities	(47,840)	(51,783)

Financing Cash Flows:
Repayment of long-term debt	(2,001)	(2,001)
(Increase) decrease in restricted cash and cash equivalents	1,169	(14,298)
Other	1,587	192

Net cash flows provided by (used in) financing activities - continuing operations	755	(16,107)
Net cash flows used in financing activities — discontinued operations	—	(94)

Net cash flows provided by (used in) financing activities	755	(16,201)

Net change in cash and cash equivalents	$(40,125)	$(68,436)

Cash Flows From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2004, our net cash flows provided by operating activities — continuing operations were $7.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, and loss on the Viacom stock and related derivatives of approximately $4.9 million, as well as favorable changes in working capital of approximately $2.1 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables and accrued interest, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were offset by an increase in trade receivables due to the timing of payments received and seasonal increases in revenues at Gaylord Palms, ResortQuest, and Corporate Magic and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. During the three months ended March 31, 2003, our net cash flows provided by operating activities — continuing operations were $0.1 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, and loss on the Viacom stock and related derivatives of approximately $19.8 million, offset by unfavorable changes in working capital of approximately $19.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the timing of payments received and seasonal increases in revenues at Gaylord Palms and Corporate Magic, a decrease in accured expenses due to the timing of payment of various liabilities, and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.

Cash Flows From Investing Activities

During the three months ended March 31, 2004, our primary uses of funds and investing activities were purchases of property and equipment which totaled $47.5 million. These capital expenditures include continuing construction at the new Gaylord Texan of $42.1 million, approximately $1.7 million related to Gaylord Opryland, and approximately $1.2 million related to the Grand Ole Opry. During the three months ended March 31, 2003, our primary uses of funds and investing activities were also the purchases of property and equipment, which totaled $49.3 million, primarily related to ongoing construction at the Gaylord Texan.

We currently project capital expenditures for the twelve months of 2004 to total approximately $142.0 million, which includes continuing construction costs at the new Gaylord hotel in Grapevine, Texas of approximately $106.2 million ($41.2 million of which was completed during the three months ended March 31, 2004), approximately $11.0 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $15.2 million related to Gaylord Opryland.

Cash Flows From Financing Activities

Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the three months ended March 31, 2004, our net cash flows provided by financing activities were approximately $0.8 million, reflecting scheduled repayments of $2.0 million of the senior loan portion of the Nashville hotel loan, offset by proceeds received from the exercise of stock options of $2.0 million and a decrease in restricted cash and cash equivalents of $1.2 million. During the three months ended March 31, 2003, our net cash flows used in financing activities were approximately $16.2 million, reflecting scheduled repayments of $2.0 million of the senior loan portion of the Nashville hotel loan and an increase in restricted cash and cash equivalents of $14.3 million.

On January 9, 2004 we filed a Registration Statement on Form S-3 with the SEC pursuant to which we may sell from time to time up to $500 million of our debt or equity securities. The Registration Statement as amended on April 27, 2004 was declared effective by the SEC on April 27, 2004. Except as otherwise provided in the applicable prospectus supplement at the time of sale of the securities, we may use the net proceeds from the sale of the securities for general corporate purposes, which may include reducing our outstanding indebtedness, increasing our working capital, acquisitions and capital expenditures.

Principal Debt Agreements

     New Revolving Credit Facility. On November 20, 2003, we entered into a new $65.0 million revolving credit facility, which has been subsequently increased to $100.0 million. The new revolving credit facility, which replaces our old revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by our subsidiaries that are guarantors of our new Senior Notes, described below (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements), and is secured by a leasehold mortgage on the Gaylord Palms. We are required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

The provisions of the new revolving credit facility contain a covenant requiring us to achieve substantial completion and initial opening of the Gaylord Texan by June 30, 2004. We opened the Gaylord Texan on April 2, 2004.

In addition, the new revolving credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests in the new revolving credit facility are as follows:

•	a maximum total leverage ratio requiring that at the end of each fiscal quarter, our ratio of consolidated indebtedness minus unrestricted cash on hand to consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, not exceed a range of ratios (decreasing from 7.5 to 1.0 for early 2004 to 5.0 to 1.0 for 2005 and thereafter) for the recent four fiscal quarters;

•	a requirement that the adjusted net operating income for the Gaylord Palms be at least $25 million at the end of each fiscal quarter ending December 31, 2003, through December 31, 2004, and $28 million at the end of each fiscal quarter thereafter, in each case based on the most recent four fiscal quarters; and

•	a minimum fixed charge coverage ratio requiring that, at the end of each fiscal quarter, our ratio of consolidated EBITDA for the most recent four fiscal quarters, subject to certain adjustments, to the sum of (i) consolidated interest expense and capitalized interest expense for the previous fiscal quarter, multiplied by four, and (ii) required amortization of indebtedness for the most recent four fiscal quarters, be not less than 1.5 to 1.0.

As of March 31, 2004, we were in compliance with the foregoing covenants. As of March 31, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $8.0 million of letters of credit under the revolving credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.

     Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan with Merrill Lynch Mortgage Lending, Inc. At the same time, we entered into a $100.0 million mezzanine loan which was repaid in November 2003 with the proceeds of the outstanding Senior Notes, described below. The senior and mezzanine loan borrower and its sole member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. We fully consolidate these entities in our consolidated financial statements. The senior loan is secured by a first mortgage lien on the assets of Gaylord Opryland and in March 2004 we exercised the first of two one-year extension options to extend the maturity of that loan to March 2005. At our option, the senior loan may be extended for an additional one year term to March 2006, subject to our Gaylord Opryland operations meeting certain financial ratios and other criteria. Amounts outstanding under the senior loan bear interest at one-month LIBOR plus 1.06%. The senior loan requires monthly principal payments of $0.7 million in addition to monthly interest payments. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR. Pursuant to the senior loan agreement, we had purchased instruments that cap our exposure to one-month LIBOR at 7.5%. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000. The net proceeds from the senior loan and the mezzanine loan, after refinancing the existing interim loan and paying required escrows and fees, were approximately $97.6 million. The weighted average interest rates for the senior loan for the three months ended March 31, 2004 and 2003, including amortization of deferral financing costs, were 3.8% and 4.3%, respectively.

The terms of the senior loan impose and the old mezzanine loan imposed limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. Our senior loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered.

We were in compliance with all applicable covenants under the senior loan at March 31, 2004. An event of default under our other indebtedness does not cause an event of default under the Nashville hotel loan.

     Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and

November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that was a borrower or guarantor under the 2003 Florida/Texas loans discussed below, and as of November 2003, of the new revolving credit facility. In connection with the offering of the Senior Notes, we paid approximately $9.4 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with cash on hand, were used as follows:

•	$275.5 million was used to repay our $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Florida/Texas loans, as well as the remaining $66 million of our $100 million Nashville hotel mezzanine loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition, at which time that amount was used, together with available cash, to repay ResortQuest’s senior notes and its credit facility.

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

     Prior Indebtedness. Prior to the closing of the Senior Notes offering and establishment of our new revolving credit facility, we had in place our 2003 Florida/Texas senior secured credit facility, consisting of a $150 million term loan, a $50 million subordinated term loan and a $25 million revolving credit facility, outstanding amounts of which were repaid with proceeds of the Senior Notes offering. When the 2003 loans were first established, proceeds were used to repay 2001 term loans incurred in connection with the development of the Gaylord Palms.

Future Developments

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. We also are considering other potential sites. The timing and extent of any of these development projects is uncertain.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2004, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years

Long-term debt	$547,380	$8,104	$189,276	$—	$350,000
Capital leases	1,292	671	566	55	—
Construction commitments	59,764	59,764	—	—	—
Arena naming rights	56,427	2,618	5,635	6,213	41,961
Operating leases	733,748	11,958	17,157	12,978	691,655
Other	4,828	322	644	644	3,218

Total contractual obligations	$1,403,439	$83,437	$213,278	$19,890	$1,086,834

The total operating lease commitments of $733.7 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At March 31, 2004, we had paid approximately $394.5 million related to these agreements, which is included as construction in progress in property and equipment in the consolidated balance sheets.

During 1999, we entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required us to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. See “Part II, Item 1. Legal Proceedings.” for a discussion of the current status of our litigation regarding this agreement.

At the expiration of the secured forward exchange contract relating to the Viacom Stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $156.0 million. A complete description of the secured forward exchange contract is contained in Note 7 to our financial statements for the three months ended March 31, 2004 included herewith.

Critical Accounting Policies and Estimates

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K/A. There were no newly identified critical accounting policies in the first quarter of 2004 nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report on Form 10-K/A.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 14 to our Condensed Consolidated Financial Statements.

Private Securities Litigation Reform Act

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our 2003 Annual Report on Form 10-K/A or described from time to time in our other reports filed with the Securities and Exchange Commission:

•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the challenges associated with the integration of ResortQuest’s operations into our operations;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry;

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to generate cash flow from the Gaylord Texan; and

•	our restatement of our financial results and the related SEC investigation.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and changes in interest rates.

Risks Related to a Change in Value of our Investment in Viacom Stock

At March 31, 2004, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At March 31, 2004, the fair market value of our investment in the 11.0 million shares of Viacom stock was $431.4 million, or $39.21 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $74.86 per share. The call option strike price decreased from $75.30 to $74.86 effective January 1, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at March 31, 2004 would have resulted in an increase of $6.3 million in the net pre-tax gain on the investment in Viacom stock and related derivatives for the three months ended March 31, 2004. Likewise, a 5% decrease in the value of the Viacom stock at March 31, 2004 would have resulted in a decrease of $5.8 million in the net pre-tax gain on the investment in Viacom stock and related derivatives for the three months ended March 31, 2004.

Risks Related to Changes in Interest Rates

     Interest Rate Risk Related to Our Indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under the Senior Notes, our Nashville hotel loan and our new revolving credit facility.

In conjunction with our offering of the Senior Notes, we terminated our variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Florida/Texas senior secured credit facility which were repaid for a net benefit aggregating approximately $242,000.

We also entered into a new interest rate swap with respect to $125 million aggregate principal amount of our Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the Senior Notes to LIBOR plus 2.95%. The interest rate swap and the Senior Notes are deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the Senior Notes would increase by approximately $1.3 million.

The terms of the Nashville hotel loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville hotel loans in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, we have purchased instruments that cap its exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual interest cost under the Nashville hotel loan based on debt amounts outstanding at March 31, 2004 would increase by approximately $2.0 million.

     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2004. As a result, the interest rate market risk implicit in these investments at March 31, 2004, if any, is low.

Risks Related to Foreign Currency Exchange Rates

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

Summary

Based upon our overall market risk exposures at March 31, 2004, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s 2003 Annual Report on Form 10-K/A, the Company is a party to the following:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company filed an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. The Company intends to appeal this decision and continue to vigorously assert its rights in this litigation. Because we continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement will not affect our results of operations.

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

As previously disclosed in January 2003, the Company restated its historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to the Company’s income tax accrual and the manner in which the Company accounted for its investment in the Nashville Predators. The Company has been advised by the SEC Staff that it is conducting a formal investigation into the financial results and transactions that were the subject of the restatement by the Company. The SEC Staff is reviewing documents provided by the Company and its independent public accountants and has taken or will take testimony from former and current employees of the Company. The Company has been cooperating with the SEC staff and intends to continue to do so. Nevertheless, if the SEC makes a determination adverse to the Company, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

ITEM 5. OTHER INFORMATION

     Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Index to Exhibits following the Signatures page.

     (b) Reports on Form 8-K

(i)	A Current Report on Form 8-K, dated January 9, 2004, containing the Company’s audited financial statements for the three years ended December 31, 2002, which reflect the addition of financial information concerning subsidiaries that are guarantors or non-guarantors of the Company’s outstanding 8% Senior Notes Due 2013, certain similar unaudited financial information with respect to the guarantor/non-guarantor entities for the nine months ended September 30, 2003, and September 30, 2002, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2002 and the nine months ended September 30, 2003 and 2002.

(ii)	A Current Report on Form 8-K, dated February 10, 2004, furnishing a press release under Item 12 announcing financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: May 7, 2004	By:	/s/ Colin V. Reed
Colin V. Reed
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rod Connor
Rod Connor
Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

4.1	Registration Rights Agreement among Gaylord Entertainment and holders including E.L. and Thelma Gaylord Foundation, GFI Company, Christine Gaylord Everest, Louise Gaylord Bennett and Mary Gaylord McClean executed with respect to 3,175,683 shares of the Company’s common stock in the form of and incorporated by reference to Exhibit 4.2 to the Company’s Registration Statements on Form S-3, amendment No. 1 filed with the Commission on April 20, 2004.

10.1	Loan Extension and Guarantee Ratification Agreement, dated as of March 31, 2004, by and between Opryland Hotel Nashville, LLC, as Borrower, and LaSalle Bank National Association, as Trustee under the Trust and Servicing Agreement dated as of April 1, 2001 for the Commercial Pass-Through Certificates, Series 2001-OPRY.

31.1	Certification of Colin V. Reed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.