Form 10-Q
period 2004-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2004-08-06
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004

Common Stock, $.01 par value	39,708,724 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2004

Part I - Financial Information

Item 1. - Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Revenues	$202,071	$105,470
Operating expenses:
Operating costs	113,139	62,710
Selling, general and administrative	65,042	27,747
Preopening costs	3,210	2,248
Impairment and other charges	1,212	—
Restructuring charges	78	—
Depreciation	19,729	13,084
Amortization	1,046	1,220

Operating loss	(1,385)	(1,539)
Interest expense, net of amounts capitalized	(14,332)	(11,291)
Interest income	274	512
Unrealized gain (loss) on Viacom stock	(38,400)	78,562
Unrealized gain (loss) on derivatives	12,943	(48,426)
Other gains and (losses), net	717	60

Income (loss) before provision (benefit) for income taxes and discontinued operations	(40,183)	17,878
Provision (benefit) for income taxes	(16,888)	7,334

Income (loss) from continuing operations	(23,295)	10,544
Income from discontinued operations, net of taxes	—	809

Net income (loss)	$(23,295)	$11,353

Income (loss) per share:
Income (loss) from continuing operations	$(0.59)	$0.31
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$(0.59)	$0.34

Income (loss) per share - assuming dilution:
Income (loss) from continuing operations	$(0.59)	$0.31
Income from discontinued operations, net of taxes	—	0.02

Net income (loss)	$(0.59)	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Revenues	$360,954	$219,850
Operating expenses:
Operating costs	209,368	128,406
Selling, general and administrative	110,481	55,320
Preopening costs	14,016	3,828
Impairment and other charges	1,212	—
Restructuring charges	78	—
Depreciation	35,254	26,426
Amortization	2,216	2,451

Operating income (loss)	(11,671)	3,419
Interest expense, net of amounts capitalized	(24,161)	(20,663)
Interest income	660	1,031
Unrealized gain (loss) on Viacom stock	(95,286)	31,909
Unrealized gain (loss) on derivatives	57,997	(8,960)
Other gains and (losses), net	1,637	283

Income (loss) before provision (benefit) for income taxes and discontinued operations	(70,824)	7,019
Provision (benefit) for income taxes	(28,136)	3,098

Income (loss) from continuing operations	(42,688)	3,921
Income from discontinued operations, net of taxes	—	976

Net income (loss)	$(42,688)	$4,897

Income (loss) per share:
Income (loss) from continuing operations	$(1.08)	$0.11
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$(1.08)	$0.14

Income (loss) per share - assuming dilution:
Income (loss) from continuing operations	$(1.08)	$0.11
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$(1.08)	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$54,585	$120,965
Cash and cash equivalents — restricted	55,123	37,723
Trade receivables, less allowance of $2,023 and $1,805, respectively	49,635	26,101
Deferred financing costs	26,865	26,865
Deferred income taxes	11,146	8,753
Other current assets	23,536	20,121
Current assets of discontinued operations	58	19

Total current assets	220,948	240,547

Property and equipment, net of accumulated depreciation	1,346,107	1,297,528
Intangible assets, net of accumulated amortization	27,536	29,505
Goodwill	170,660	169,642
Indefinite lived intangible assets	40,591	40,591
Investments	453,625	548,911
Estimated fair value of derivative assets	187,996	146,278
Long-term deferred financing costs	61,164	75,154
Other long term assets	28,089	29,107

Total assets	$2,536,716	$2,577,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,693	$8,584
Accounts payable and accrued liabilities	193,880	154,952
Current liabilities of discontinued operations	2,893	2,930

Total current liabilities	205,466	166,466

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	533,724	540,175
Deferred income taxes	223,124	251,039
Estimated fair value of derivative liabilities	8,214	21,969
Other long term liabilities	81,796	79,226
Long-term liabilities of discontinued operations	—	825
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,704 and 39,403 shares issued and outstanding, respectively	397	394
Additional paid-in capital	648,854	639,839
Retained earnings	240,936	283,624
Unearned compensation	(2,237)	(2,704)
Accumulated other comprehensive loss	(16,612)	(16,644)

Total stockholders’ equity	871,338	904,509

Total liabilities and stockholders’ equity	$2,536,716	$2,577,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(42,688)	$4,897
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Gain on discontinued operations, net of taxes	—	(976)
Unrealized (gain) loss on Viacom stock and related derivatives	37,289	(22,949)
Impairment and other charges	1,212	—
Depreciation and amortization	37,470	28,877
Provision (benefit) for deferred income taxes	(29,015)	3,098
Amortization of deferred financing costs	14,970	19,182
Changes in (net of acquisitions and divestitures):
Trade receivables	(23,534)	(2,376)
Accounts payable and accrued liabilities	43,015	(6,470)
Other assets and liabilities	700	1,673

Net cash flows provided by operating activities - continuing operations	39,419	24,956
Net cash flows used in operating activities - discontinued operations	(76)	(510)

Net cash flows provided by operating activities	39,343	24,446

Cash Flows from Investing Activities:
Purchases of property and equipment	(87,662)	(91,242)
Other investing activities	(1,185)	(2,749)

Net cash flows used in investing activities - continuing operations	(88,847)	(93,991)
Net cash flows provided by investing activities - discontinued operations	—	606

Net cash flows used in investing activities	(88,847)	(93,385)

Cash Flows from Financing Activities:
Repayment of long-term debt	(4,002)	(70,002)
Proceeds from issuance of long-term debt	—	200,000
Deferred financing costs paid	(909)	(7,808)
Increase in restricted cash and cash equivalents	(17,400)	(103,633)
Proceeds from exercise of stock option and purchase plans	5,607	1,900
Other financing activities, net	(172)	(137)

Net cash flows (used in) provided by financing activities - continuing operations	(16,876)	20,320
Net cash flows used in financing activities - discontinued operations	—	(94)

Net cash flows (used in) provided by financing activities	(16,876)	20,226

Net change in cash and cash equivalents	(66,380)	(48,713)
Cash and cash equivalents - unrestricted, beginning of period	120,965	98,632

Cash and cash equivalents - unrestricted, end of period	$54,585	$49,919

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

2. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(in thousands)
Weighted average shares outstanding	39,597	33,819	39,528	33,802
Effect of dilutive stock options	—	251	—	125

Weighted average shares outstanding - assuming dilution	39,597	34,070	39,528	33,927

For the three months and six months ended June 30, 2004, the effect of dilutive stock options was the equivalent of approximately 489,000 and 473,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three and six months ended June 30, 2004, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is as follows for the three and six months of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands)
Net income (loss)	$(23,295)	$11,353	$(42,688)	$4,897
Unrealized gain (loss) on interest rate hedges	(54)	75	(54)	150
Foreign currency translation	(18)	—	86	—

Comprehensive income (loss)	$(23,367)	$11,428	$(42,656)	$5,047

4. DISCONTINUED OPERATIONS:

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 and Accounting Principles Board (“APB”) No. 30. The results of operations, net of taxes, (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

   WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (the “Radio Operations”). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company will continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus will be responsible for all sales of commercial advertising on WSM-AM and provide certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

   Oklahoma RedHawks

During 2002, the Company committed to a plan of disposal of its approximately 78% ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, the Company sold its interests in the RedHawks and received cash proceeds of approximately $6.0 million.

   Businesses Sold to Oklahoma Publishing Company

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of the Oklahoma Publishing Company (“OPUBCO“) for $22.0 million in cash and the assumption of debt of $19.3 million. OPUBCO owns a minority interest in the Company. Until their resignation from the board of directors in April 2004, two of the Company’s directors were also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, these two directors collectively beneficially owned a significant ownership interest in the Company prior to their sale of a substantial portion of this interest in April 2004.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands)
Revenues:
Radio Operations	$—	$612	$—	$3,343
RedHawks	—	2,782	—	2,863

Total revenues	$—	$3,394	$—	$6,206

Operating income:
Radio Operations	$—	$99	$—	$524
RedHawks	—	679	—	32

Total operating income	—	778	—	556

Interest expense	—	—	—	—
Interest income	—	3	—	5
Other gains and (losses):
RedHawks	—	(169)	—	(14)
Businesses sold to OPUBCO	—	368	—	368

Total other gains and (losses)	—	199	—	354

Income before provision (benefit) for income taxes	—	980	—	915
Provision (benefit) for income taxes	—	171	—	(61)

Income from discontinued operations	$—	$809	$—	$976

There were no gains or losses from the sale of discontinued businesses during the three months and six months ended June 30, 2004 and 2003. Other gains and losses in 2003 are primarily comprised of miscellaneous income and expenses.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	June 30,	December 31,
	2004	2003
(in thousands)
Current assets:
Cash and cash equivalents	$58	$19

Total current assets	58	19
Total long-term assets	—	—

Total assets	$58	$19

Current liabilities:
Accounts payable and accrued expenses	$2,893	$2,930

Total current liabilities	2,893	2,930
Other long-term liabilities:	—	825

Total long-term liabilities	—	825

Total liabilities	$2,893	$3,755

5. ACQUISITION:

On November 20, 2003, pursuant to the Agreement and Plan of Merger dated as of August 4, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest International, Inc. in a tax-free, stock-for-stock merger. Under the terms of the agreement, ResortQuest stockholders received 0.275 shares of Gaylord common stock for each outstanding share of ResortQuest common stock, and the ResortQuest option holders received 0.275 options to purchase Gaylord common stock for each outstanding option to purchase one share of ResortQuest common stock. Based on the number of shares of ResortQuest common stock outstanding as of November 20, 2003 (19,339,502) and the exchange ratio (0.275 Gaylord common share for each ResortQuest common share), the Company issued 5,318,363 shares of Gaylord common stock. In addition, based on the total number of ResortQuest options outstanding at November 20, 2003, the Company exchanged ResortQuest options for options to purchase 573,863 shares of Gaylord common stock. Based on the average market price of Gaylord common stock ($19.81, which was based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, this resulted in an aggregate purchase price of approximately $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million.

The total purchase price of the ResortQuest acquisition is as follows (amounts in thousands):

Fair value of Gaylord common stock issued	$105,329
Fair value of Gaylord stock options issued	5,596
Direct merger costs incurred by Gaylord	3,773

Total	$114,698

The Company has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. Any excess of the purchase price over the fair value of the net tangible and identifiable intangibles was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of November 20, 2003, was as follows (in thousands):

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

Approximately $29.7 million was allocated to amortizable intangible assets consisting primarily of existing property management contracts and ResortQuest’s customer database. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts. Contracts originating in Hawaii are estimated to have a remaining useful life of ten years from acquisition, while contracts in the continental United States and Canada have a remaining estimated useful life of seven years from acquisition. The Company is amortizing the customer database over a two-year period. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”), which is being amortized over a remaining estimated useful life of five years.

Of the total purchase price, approximately $38.8 million was allocated to trade names consisting primarily of the “ResortQuest” trade name which is deemed to have an indefinite remaining useful life and therefore will not be amortized.

As of June 30, 2004 and December 31, 2003, goodwill related to the ResortQuest acquisition totaled $163.7 million and $162.7 million, respectively. During the six months ended June 30, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $1.0 million. As of November 20, 2003, approximately $73.5 million of the goodwill was expected to be deductible for income tax purposes.

The Company recorded approximately $4.0 million as of November 20, 2003 of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits, and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation.

6. DEBT:

     Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan is secured by a first mortgage lien on the assets of

Gaylord Opryland, and in March 2004 the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. At the Company’s option, the Senior Loan may be extended for an additional one year term to March 2006, subject to the Gaylord Opryland operations meeting certain financial ratios and other criteria. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus 1.20%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 8. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of an interim loan and paying required escrows and fees were approximately $97.6 million. At June 30, 2004 and December 31, 2003 the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $0.06 million and $0.8 million, respectively. The weighted average interest rates for the Senior Loan for the six months ended June 30, 2004 and 2003, including amortization of deferred financing costs, were 3.1% and 4.3%, respectively. The weighted average interest rates for the Mezzanine Loan for the six months ended June 30, 2003, including amortization of deferred financing costs, was 10.8%.

The terms of the Senior Loan impose, and the terms of the Mezzanine Loan imposed, limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. The Senior Loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered.

As of June 30, 2004, the Company was in compliance with all covenants and the cash management restrictions were not in effect. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. Any event of noncompliance that results in an event of default under the Senior Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

     Term Loan

During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (collectively the “Banks”). During May 2003, the Company used $60 million of the proceeds from the 2003 Loans, as discussed below, to pay off the Term Loan. Concurrent with the payoff of the Term Loan, the Company wrote off the remaining unamortized deferred financing costs of $1.5 million related to the Term Loan. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord Texan, as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.

At the Company’s option, amounts outstanding under the Term Loan bore interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. The terms of the Term Loan required the purchase of interest rate hedges in notional amounts equal to $100.0 million in order to protect against adverse changes in the one-month Eurodollar rate. Pursuant to these agreements, the Company purchased instruments that capped its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 8. In addition, the Company was required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

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

     Senior Notes

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s subsidiaries that was a borrower or guarantor under the 2003 Loans, and as of November 2003, under the Company’s new $100 million revolving credit facility described below. In connection with the offering of the Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans, as discussed above, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.

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

     New Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which has been increased to $100.0 million. The new revolving credit facility, which replaced the revolving credit portion under the 2003 Loans, matures in May 2006. The new revolving credit facility has an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by the Company’s subsidiaries that are guarantors of the Senior Notes (consisting generally of our active domestic subsidiaries that are not parties to our Nashville Hotel Loan arrangements) and is secured by a leasehold mortgage on the Gaylord Palms Resort & Convention Center. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

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

As of June 30, 2004, the Company was in compliance with all covenants. As of June 30, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $10.3 million of letters of credit under the credit facility for the Company. The revolving credit facility is cross-defaulted to the Company’s other indebtedness.

7. SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of June 30, 2004 and December 31, 2003 and long-term assets of $50.9 million and $64.3 million as of June 30, 2004 and December 31, 2003, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility and the 1997 revolving credit facility was terminated.

The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value of the Viacom Stock by way of a call option at a strike price of $72.47 per share as of June 30, 2004. The call option strike price decreased from $74.86 to $72.47 effective May 27, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $72.47 per share, the Company will participate in the appreciation at a rate of 25.93%.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 8.

8. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three and six months ended June 30, 2004, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $12.9 million and $58.0 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC. For the three and six months ended June 30, 2003, the Company recorded net pretax losses in the Company’s condensed consolidated statement of operations of $48.4 million and $9.0 million, respectively, related to the decrease in the fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts capped the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%. Another interest rate cap, which capped the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument was initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is recognized as income or expense immediately.

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

Upon issuance of the Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and, therefore, no net impact on earnings. As of June 30, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $4.1 million. The Company has recorded a derivative liability and an offsetting decrease in the balance of the Senior Notes accordingly.

9. IMPAIRMENT AND OTHER CHARGES

The Company began production of an IMAX movie during 2000 to portray the history of country music. During 2001, the Company named a new chairman and a new chief executive officer, and had numerous changes in senior management. The new management team instituted a corporate reorganization and the re-evaluation of the Company’s businesses and other investments (the “2001 Strategic Assessment”). As a result of the 2001 Strategic Assessment, the carrying value of the IMAX film asset was re-evaluated on the basis of its estimated future cash flows resulting in an impairment charge of $6.9 million. In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was again re-evaluated on the basis of estimated future cash flows. As a result, an additional impairment charge of $0.9 million was recorded in the third quarter of 2003. In the second quarter of 2004, due to a continued decline in the revenues generated by the film, the Company again re-evaluated the carrying value of the IMAX film asset based on current estimates of future cash flows. As a result, an additional impairment charge of $1.2 million was recorded in the second quarter of 2004 to write off the remaining carrying value of the film.

10. RESTRUCTURING CHARGES:

The following table summarizes the activities of the Company’s restructuring charges for the six months ended June 30, 2004:

	Balance at	Restructuring charges		Balance at
	December 31, 2003	and adjustments	Payments	June 30, 2004
(in thousands)
2001 restructuring charges	$94	$160	$114	$140
2000 restructuring charges	195	(82)	35	78

	$289	$78	$149	$218

     2001 Restructuring Charge

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, the Company evaluated the 2001 restructuring accrual and determined that the remaining sublease payments it was scheduled to receive were less than originally estimated. As a result, the Company increased the 2001 restructuring charge by $0.2 million during 2004 related to continuing operations. As of June 30, 2004, the Company has recorded cash payments of $4.8 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at June 30, 2004 of $0.1 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by the end of 2005.

     2000 Restructuring Charge

During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, the Company evaluated the 2000 restructuring accrual and determined that the remaining severance payments it was scheduled to make were less than originally estimated. As a result, the Company reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations. As of June 30, 2004, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at June 30, 2004 of $0.1 million, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by the end of 2005.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2004 and 2003 was comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands)
Debt interest paid	$13,327	$4,371	$14,628	$7,579
Deferred financing costs paid	595	7,808	909	7,808
Capitalized interest	(119)	(3,336)	(5,244)	(6,054)

Cash interest paid, net of capitalized interest	$13,803	$8,843	$10,293	$9,333

Income taxes (paid) received were $(0.7) million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

12. GOODWILL AND INTANGIBLES:

The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2004 are as follows (amounts in thousands):

			Purchase
	Balance as of	Impairment	Accounting	Balance as of
	December 31, 2003	Losses	Adjustments	June 30, 2004
Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	162,727	—	1,018	163,745
Corporate and Other	—	—	—	—

Total	$169,642	$—	$1,018	$170,660

During the six months ended June 30, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $1.0 million.

The carrying amount of indefinite lived intangible assets not subject to amortization was $40.6 million at June 30, 2004 and December 31, 2003, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $30.1 million at June 30, 2004 and December 31, 2003, respectively. The related accumulated amortization of amortized intangible assets in continuing operations was $2.6 million and $0.6 million at June 30, 2004 and December 31, 2003, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2004 was $1.0 million and $2.0 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2003 was $0.009 million and $0.02 million, respectively. The estimated amounts of amortization expense for the next five years are approximately $3.8 million per year.

13. STOCK PLANS:

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

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share for the three months and six months ended June 30, 2004 and 2003 would have been increased or decreased to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands, except per share data)
Net income (loss):
As reported	$(23,295)	$11,353	$(42,688)	$4,897
Stock-based employee compensation, net of tax effect	970	667	2,088	1,462

Pro forma	$(24,265)	$10,686	$(44,776)	$3,435

Net income (loss) per share:
As reported	$(0.59)	$0.34	$(1.08)	$0.14

Pro forma	$(0.61)	$0.32	$(1.13)	$0.10

Net income (loss) per share assuming dilution:
As reported	$(0.59)	$0.33	$(1.08)	$0.14

Pro forma	$(0.61)	$0.32	$(1.13)	$0.10

At June 30, 2004 and December 31, 2003, 3,575,735 and 3,327,325 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of outstanding stock options under its stock option and incentive plans. Under the terms of its plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock and restricted stock units. At June 30, 2004 and December 31, 2003, awards of 116,830 and 111,350 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 2,633 and 3,475 shares of common stock at an average price per share of $26.50 and $15.26 pursuant to this plan during the three months ended June 30, 2004 and 2003, respectively.

Included in compensation expense for the three months ended June 30, 2004 and 2003 is $0.7 million and $0.3 million, respectively, related to the grant of 604,000 units and 530,000 units, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003. Included in compensation expense for the six months ended June 30, 2004 and 2003 is $1.3 million and $0.3 million related to the grant of these units.

14. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Prescription Drug Act”) was enacted into law. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after June 15, 2004.

During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the three month period ended June 30, 2004 was as follows (in thousands):

Service cost	$ (10)
Interest cost	(45)
Expected return on plan assets	—
Amortization of net actuarial gain	(109)
Amortization of prior service cost	—
Amortization of curtailment gain	—

Net periodic postretirment benefit expense	$(164)

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$151	$139	$301	$278
Interest cost	1,188	1,183	2,376	2,367
Expected return on plan assets	(854)	(748)	(1,709)	(1,496)
Amortization of net actuarial loss	667	609	1,335	1,218
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$1,153	$1,184	$2,305	$2,369

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$69	$85	$162	$171
Interest cost	207	345	523	690
Amortization of net actuarial gain	(141)	—	(141)	—
Amortization of net prior service cost	(250)	(247)	(500)	(495)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$(176)	$122	$(78)	$244

15. NEWLY ISSUED ACCOUNTING STANDARDS:

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 required recognition of the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002, and the adoption did not have a material effect on the Company’s consolidated results of operations or financial position.

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

FIN No. 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN No. 46, as revised, were adopted as of December 31, 2003 for the Company’s interests in VIEs that are special purpose entities (“SPEs”). The adoption of FIN No. 46 for interests in SPEs on December 31, 2003 did not have a material effect on the Company’s consolidated balance sheet. The Company adopted the provisions of FIN No. 46 for the Company’s variable interests in all VIEs as of March 31, 2004. The effect of adopting the provisions of FIN No. 46 for all the Company’s variable interests did not have a material impact on the Company’s consolidated balance sheet.

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

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after June 15, 2004. Earlier application of this Staff Position is encouraged. The Company elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 14 for a discussion regarding the impact of this Statement on the Company’s consolidated financial statements.

16. COMMITMENTS AND CONTINGENCIES:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company filed an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. In addition, the Chancellor authorized an award of approximately $165,819 in legal fees to the Plaintiff. The Company has appealed these decisions and will continue to vigorously assert its rights in this litigation. Because the Company continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement did not affect the Company’s results of operations.

One of the Company’s ResortQuest subsidiaries was a party to the lawsuit styled Awbrey et al. v. Abbott Realty Services, Inc., Case No. 02-CA-1203, in the Okaloosa County, Florida Circuit Court. The plaintiffs were owners of 16 condominium units at the Jade East condominium development in Destin, Florida, and they filed suit alleging, among other things, nondisclosure and misrepresentation by the Company’s real estate sales agents in the sale of plaintiffs’ units. The Company filed pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs were released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the original condominium’s developer. The parties have agreed to settle this litigation in consideration of a $350,000 settlement payment by the Company to the plaintiffs.

Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately eight years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. As of June 30, 2004, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

As previously disclosed in January 2003, the Company restated its historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to the Company’s income tax accrual and the manner in which the Company accounted for its investment in the Nashville Predators. Shortly thereafter, the Company was advised by the Securities and Exchange Commission (the “SEC”) staff that it would be conducting a formal investigation into the financial results and transactions that were the subject of the restatement by the Company. On July 15, 2004, the Company was notified by the SEC Division of Enforcement that it had terminated the investigation into the restatement without recommending any enforcement action to the SEC.

The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

17. SUBSEQUENT EVENTS:

On July 6, 2004, Bass Pro Shops L.P. (“Bass Pro”) redeemed the approximate 28.5% interest held in Bass Pro by J.W. Childs. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Consequently, beginning in the third quarter of 2004, the Company will account for its investment in Bass Pro under the equity method of accounting. The equity method of accounting will be applied retroactively to all periods presented.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Hospitality	$128,024	$90,190	$223,283	$189,705
Opry and Attractions	16,772	15,234	29,397	30,051
ResortQuest	57,197	—	108,148	—
Corporate and Other	78	46	126	94

Total	$202,071	$105,470	$360,954	$219,850

Depreciation and amortization:
Hospitality	$15,908	$11,550	$27,369	$23,158
Opry and Attractions	1,315	1,232	2,626	2,636
ResortQuest	2,389	—	4,915	—
Corporate and Other	1,163	1,522	2,560	3,083

Total	$20,775	$14,304	$37,470	$28,877

Operating income (loss):
Hospitality	$12,875	$10,781	$25,525	$29,407
Opry and Attractions	817	162	(1,761)	(1,435)
ResortQuest	964	—	2,855	—
Corporate and Other	(11,541)	(10,234)	(22,984)	(20,725)
Preopening costs	(3,210)	(2,248)	(14,016)	(3,828)
Impairment and other charges	(1,212)	—	(1,212)	—
Restructuring charges	(78)	—	(78)	—

Total operating income (loss)	(1,385)	(1,539)	(11,671)	3,419
Interest expense, net of amounts capitalized	(14,332)	(11,291)	(24,161)	(20,663)
Interest income	274	512	660	1,031
Unrealized gain (loss) on Viacom stock	(38,400)	78,562	(95,286)	31,909
Unrealized gain (loss) on derivatives	12,943	(48,426)	57,997	(8,960)
Other gains and losses	717	60	1,637	283

Income (loss) before provision (benefit) for income taxes and discontinued operations	$(40,183)	$17,878	$(70,824)	$7,019

19. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Not all of the Company’s subsidiaries have guaranteed the $350 million Senior Notes. All of the Company’s subsidiaries that are borrowers or have guaranteed borrowings under the Company’s new revolving credit facility, or previously, the senior secured credit facility portion of the 2003 Loans, are guarantors (the “Guarantors”) of the Senior Notes. Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or own or manage the Nashville loan borrower (the “Non-Guarantors”), do not guarantee the Senior Notes. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

The following unaudited consolidating schedules present condensed financial information of the Company, the Guarantor subsidiaries, and the Non-Guarantors as of and for the three and six months ended June 30, 2004 and 2003.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$18,563	$139,323	$55,895	$(11,710)	$202,071
Operating expenses:
Operating costs	5,513	77,407	33,958	(3,739)	113,139
Selling, general and administrative	10,276	47,396	7,496	(126)	65,042
Management fees	—	4,624	3,221	(7,845)	—
Preopening costs	—	3,210	—	—	3,210
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	78	—	—	—	78
Depreciation	1,382	12,897	5,450	—	19,729
Amortization	490	320	236	—	1,046

Operating income (loss)	824	(7,743)	5,534	—	(1,385)
Interest expense, net of amounts capitalized	(13,579)	(14,249)	(2,563)	16,059	(14,332)
Interest income	14,190	295	1,848	(16,059)	274
Unrealized loss on Viacom stock	(38,400)	—	—	—	(38,400)
Unrealized gain on derivatives	12,943	—	—	—	12,943
Other gains and (losses)	802	(84)	(1)	—	717

Income (loss) before provision (benefit) for income taxes	(23,220)	(21,781)	4,818	—	(40,183)
Provision (benefit) for income taxes	(9,122)	(8,231)	465	—	(16,888)
Equity in subsidiaries’ (earnings) losses, net	9,197	—	—	(9,197)	—

Net income (loss)	$(23,295)	$(13,550)	$4,353	$9,197	$(23,295)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$16,813	$51,793	$46,924	$(10,060)	$105,470
Operating expenses:
Operating costs	5,557	28,314	31,260	(2,421)	62,710
Selling, general and administrative	8,899	11,528	7,364	(44)	27,747
Management fees	—	3,835	3,501	(7,336)	—
Preopening costs	—	2,248	—	—	2,248
Depreciation	1,357	5,734	5,993	—	13,084
Amortization	772	158	290	—	1,220

Operating income (loss)	228	(24)	(1,484)	(259)	(1,539)
Interest expense, net of amounts capitalized	(9,663)	(8,000)	(5,523)	11,895	(11,291)
Interest income	9,994	324	2,089	(11,895)	512
Unrealized gain on Viacom stock	78,562	—	—	—	78,562
Unrealized loss on derivatives	(48,426)	—	—	—	(48,426)
Other gains and (losses)	84	—	(24)	—	60

Income (loss) before provision (benefit) for income taxes and income from discontinued operations	30,779	(7,700)	(4,942)	(259)	17,878
Provision (benefit) for income taxes	12,638	(2,707)	(2,597)	—	7,334
Equity in subsidiaries’ (earnings) losses, net	6,788	—	—	(6,788)	—

Income (loss) from continuing operations	11,353	(4,993)	(2,345)	6,529	10,544
Income from discontinued operations, net	—	49	501	259	809

Net income (loss)	$11,353	$(4,944)	$(1,844)	$6,788	$11,353

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$35,200	$249,263	$99,903	$(23,412)	$360,954
Operating expenses:
Operating costs	10,867	140,395	64,636	(6,530)	209,368
Selling, general and administrative	19,956	75,295	15,356	(126)	110,481
Management fees	—	9,727	7,029	(16,756)	—
Preopening costs	—	14,016	—	—	14,016
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	78	—	—	—	78
Depreciation	2,809	21,184	11,261	—	35,254
Amortization	1,163	560	493	—	2,216

Operating income (loss)	327	(13,126)	1,128	—	(11,671)
Interest expense, net of amounts capitalized	(27,059)	(23,374)	(5,777)	32,049	(24,161)
Interest income	28,083	624	4,002	(32,049)	660
Unrealized loss on Viacom stock	(95,286)	—	—	—	(95,286)
Unrealized gain on derivatives	57,997	—	—	—	57,997
Other gains and (losses)	1,689	(53)	1	—	1,637

Loss before benefit for income taxes	(34,249)	(35,929)	(646)	—	(70,824)
Benefit for income taxes	(14,367)	(12,286)	(1,483)	—	(28,136)
Equity in subsidiaries’ (earnings) losses, net	22,806	—	—	(22,806)	—

Net income (loss)	$(42,688)	$(23,643)	$837	$22,806	$(42,688)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$32,076	$106,288	$102,078	$(20,592)	$219,850
Operating expenses:
Operating costs	10,255	58,851	64,839	(5,539)	128,406
Selling, general and administrative	18,062	23,015	14,287	(44)	55,320
Management fees	—	7,524	7,226	(14,750)	—
Preopening costs	—	3,828	—	—	3,828
Depreciation	2,828	11,633	11,965	—	26,426
Amortization	1,535	311	605	—	2,451

Operating income (loss)	(604)	1,126	3,156	(259)	3,419
Interest expense, net of amounts capitalized	(18,436)	(14,638)	(11,110)	23,521	(20,663)
Interest income	19,661	692	4,199	(23,521)	1,031
Unrealized gain on Viacom stock	31,909	—	—	—	31,909
Unrealized loss on derivatives	(8,960)	—	—	—	(8,960)
Other gains and (losses)	310	—	(27)	—	283

Income (loss) before provision (benefit) income taxes and discontinued operations	23,880	(12,820)	(3,782)	(259)	7,019
Provision (benefit) for income taxes	10,019	(4,801)	(2,120)	—	3,098
Equity in subsidiaries’ (earnings) losses, net	8,964	—	—	(8,964)	—

Income (loss) from continuing operations	4,897	(8,019)	(1,662)	8,705	3,921
Income from discontinued operations, net	—	49	668	259	976

Net income (loss)	$4,897	$(7,970)	$(994)	$8,964	$4,897

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$47,702	$4,640	$2,243	$—	$54,585
Cash and cash equivalents — restricted	6,970	35,891	12,262	—	55,123
Trade receivables, net	2,922	32,428	14,285	—	49,635
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	7,497	2,842	807	—	11,146
Other current assets	5,815	13,728	4,250	(257)	23,536
Intercompany receivables, net	944,541	—	26,357	(970,898)	—
Current assets of discontinued operations	—	—	58	—	58

Total current assets	1,042,312	89,529	60,262	(971,155)	220,948
Property and equipment, net	86,939	915,846	343,322	—	1,346,107
Amortized intangible assets, net	142	27,390	4	—	27,536
Goodwill	—	170,660	—	—	170,660
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	707,399	16,747	60,598	(331,119)	453,625
Estimated fair value of derivative assets	187,996	—	—	—	187,996
Long-term deferred financing costs	60,379	723	62	—	61,164
Other long-term assets	6,860	11,315	9,914	—	28,089
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,093,507	$1,271,321	$474,162	$(1,302,274)	$2,536,716

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$667	$22	$8,004	$—	$8,693
Accounts payable and accrued liabilities	42,169	130,245	21,886	(420)	193,880
Intercompany payables, net	—	1,099,243	(128,345)	(970,898)	—
Current liabilities of discontinued operations	—	(4)	2,897	—	2,893

Total current liabilities	42,836	1,229,506	(95,558)	(971,318)	205,466
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	346,373	176	187,175	—	533,724
Deferred income taxes	153,550	24,244	45,330	—	223,124
Estimated fair value of derivative liabilities	8,214	—	—	—	8,214
Other long-term liabilities	58,158	26,121	(2,646)	163	81,796
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	397	3,337	2	(3,339)	397
Additional paid-in capital	648,854	234,997	156,312	(391,309)	648,854
Retained earnings	240,936	(247,856)	184,327	63,529	240,936
Other stockholders’ equity	(18,865)	796	(780)	—	(18,849)

Total stockholders’ equity	871,322	(8,726)	339,861	(331,119)	871,338

Total liabilities and stockholders’ equity	$2,093,507	$1,271,321	$474,162	$(1,302,274)	$2,536,716

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$116,413	$2,958	$1,594	$—	$120,965
Cash and cash equivalents — restricted	4,651	17,738	15,334	—	37,723
Trade receivables, net	464	21,753	21,122	(17,238)	26,101
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,903	2,333	1,517	—	8,753
Other current assets	6,271	10,656	3,323	(129)	20,121
Intercompany receivables, net	838,904	—	46,645	(885,549)	—
Current assets of discontinued operations	—	—	19	—	19

Total current assets	998,471	55,438	89,554	(902,916)	240,547
Property and equipment, net	87,157	860,144	350,227	—	1,297,528
Amortized intangible assets, net	160	29,341	4	—	29,505
Goodwill	—	169,642	—	—	169,642
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	835,134	16,747	60,598	(363,568)	548,911
Estimated fair value of derivative assets	146,278	—	—	—	146,278
Long-term deferred financing costs	73,569	810	775	—	75,154
Other long-term assets	7,830	10,990	10,287	—	29,107
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$558	$22	$8,004	$—	$8,584
Accounts payable and accrued liabilities	35,080	138,032	(629)	(17,531)	154,952
Intercompany payables, net	—	971,587	(86,038)	(885,549)	—
Current liabilities of discontinued operations	—	23	2,907	—	2,930

Total current liabilities	35,638	1,109,664	(75,756)	(903,080)	166,466
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	348,797	201	191,177	—	540,175
Deferred income taxes	165,247	38,140	47,652	—	251,039
Estimated fair value of derivative liabilities	21,969	—	—	—	21,969
Other long-term liabilities	60,724	18,337	1	164	79,226
Long-term liabilities of discontinued operations	—	825	—	—	825
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	3,337	2	(3,339)	394
Additional paid-in capital	639,839	234,997	165,955	(400,952)	639,839
Retained earnings	283,624	(224,213)	183,490	40,723	283,624
Other stockholders’ equity	(19,207)	935	(1,076)	—	(19,348)

Total stockholders’ equity	904,650	15,056	348,371	(363,568)	904,509

Total liabilities and stockholders’ equity	$2,150,079	$1,182,223	$511,445	$(1,266,484)	$2,577,263

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(68,954)	$102,491	$5,882	$—	$39,419
Net cash used in discontinued operating activities	—	(27)	(49)	—	(76)

Net cash (used in) provided by operating activities	(68,954)	102,464	5,833	—	39,343
Purchases of property and equipment	(2,096)	(81,419)	(4,147)	—	(87,662)
Other investing activities	(85)	(1,076)	(24)	—	(1,185)

Net cash used in investing activities — continuing operations	(2,181)	(82,495)	(4,171)	—	(88,847)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(2,181)	(82,495)	(4,171)	—	(88,847)
Repayment of long-term debt	—	—	(4,002)	—	(4,002)
Deferred financing costs paid	(718)	(108)	(83)	—	(909)
(Increase) decrease in restricted cash and cash equivalents	(2,319)	(18,153)	3,072	—	(17,400)
Proceeds from exercise of stock option and purchase plans	5,607	—	—	—	5,607
Other financing activities, net	(146)	(26)	—	—	(172)

Net cash provided by (used in) financing activities — continuing operations	2,424	(18,287)	(1,013)	—	(16,876)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	2,424	(18,287)	(1,013)	—	(16,876)

Net change in cash and cash equivalents	(68,711)	1,682	649	—	(66,380)
Cash and cash equivalents at beginning of period	116,413	2,958	1,594	—	120,965

Cash and cash equivalents at end of period	$47,702	$4,640	$2,243	$—	$54,585

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) continuing operating activities	$122,237	$(134,377)	$37,096	$—	$24,956
Net cash provided by (used in) discontinued operating activities	—	23,426	(23,936)	—	(510)

Net cash provided by (used in) operating activities	122,237	(110,951)	13,160	—	24,446
Purchases of property and equipment	(1,460)	(84,372)	(5,410)	—	(91,242)
Other investing activities	(1,972)	(30)	(747)	—	(2,749)

Net cash used in investing activities — continuing operations	(3,432)	(84,402)	(6,157)	—	(93,991)
Net cash provided by investing activities — discontinued operations	—	—	606	—	606

Net cash used in investing activities	(3,432)	(84,402)	(5,551)	—	(93,385)
Repayment of long-term debt	(60,000)	—	(10,002)	—	(70,002)
Proceeds from issuance of long-term debt	—	200,000	—	—	200,000
Deferred financing costs paid	—	(7,808)	—	—	(7,808)
(Increase) decrease in restricted cash and cash equivalents	(107,951)	—	4,318	—	(103,633)
Proceeds from exercise of stock option and purchase plans	1,900	—	—	—	1,900
Other financing activities, net	(298)	848	(687)	—	(137)

Net cash (used in) provided by financing activities — continuing operations	(166,349)	193,040	(6,371)	—	20,320
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash (used in) provided by financing activities	(166,349)	193,040	(6,465)	—	20,226

Net change in cash and cash equivalents	(47,544)	(2,313)	1,144	—	(48,713)
Cash and cash equivalents at beginning of period	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of period	$45,352	$1,331	$3,236	$—	$49,919

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Current Operations

Our operations are organized into four principal business segments:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our newly-opened Gaylord Texan Resort and Convention Center on Lake Grapevine (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.

During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”) to Cumulus Media, Inc. (“Cumulus”). The Radio Operations were previously included in a separate business segment, Media, along with WSM-AM. Although the Radio Operations are included in discontinued operations for the three and six months ended June 30, 2003, WSM-AM is now grouped in the Opry and Attractions segment for all periods presented. During the fourth quarter of 2003, we completed the disposition of our ownership interests in the Oklahoma RedHawks, and the financial results of this business are included in discontinued operations for the three and six months ended June 30, 2003.

The acquisition of ResortQuest International, Inc. was completed on November 20, 2003. The results of operations of ResortQuest have been included in our financial results beginning November 20, 2003.

For the three and six months ended June 30, our total revenues were divided among these business segments as follows:

	Three Months		Six Months
	Ended June		Ended June
	30,		30,
Segment	2004	2003	2004	2003
Hospitality	63.4%	85.5%	61.9%	86.3%
ResortQuest	28.3%	n/a	30.0%	n/a
Opry and Attractions	8.3%	14.5%	8.1%	13.7
Corporate and Other	—	—	—	—

We generate a significant portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company focused primarily on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional vacation and entertainment opportunities to guests and target customers through the ResortQuest and Opry and Attractions business segments.

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

Key Performance Indicators

     Hospitality Segment. The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:

•	hotel occupancy (volume indicator)

•	average daily rate (“ADR”) (price indicator)

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period)

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period)

•	Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations)

We recognize Hospitality segment revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.

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

     ResortQuest Segment. Our ResortQuest segment earns revenues through property management fees and other sources such as real estate commissions, food and beverage sales, and software and software maintenance sales. The operating results of our ResortQuest segment are primarily dependent on the volume of guests staying at vacation properties managed by us and the number and quality of vacation properties managed by us. Key performance factors related to revenue are:

•	occupancy rate of units available for rental (volume indicator)

•	average daily rate (price indicator)

•	ResortQuest Revenue per Available Room (“ResortQuest RevPAR”) (a summary measure of ResortQuest results calculated by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period)

•	Total Units Under Management (a volume indicator which represents the total number of vacation properties available for rental)

We recognize revenues from property management fees ratably over the rental period based on our share of the total rental price of the vacation rental property. Almost all of our vacation rental property revenues are deducted from the rental fees paid by guests prior to paying the remaining rental price to the property owner. Other ResortQuest revenues are recognized at the time of sale.

The results of operations of our ResortQuest segment are principally affected by the number of guests staying at the vacation rental properties managed by us in a given period. A variety of factors can affect the results of any interim period, such as adverse weather conditions, economic conditions in a particular region or the nation as a whole, the perceived attractiveness of the vacation destinations in which we are located, and the quantity and quality of our vacation rental property units under management.

Overall Outlook

We have invested heavily in our operations in the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, primarily in connection with the opening of the Gaylord Palms in 2002, the continued construction of the Gaylord Texan in 2003 and early 2004 and the ResortQuest acquisition, which was consummated on November 20, 2003. Due to the opening of the Gaylord Texan on April 2, 2004, our investments in 2004 will consist primarily of ongoing capital improvements and build-out of the Gaylord Texan rather than construction commitments for non-operating properties. We believe that the Gaylord Texan will have a significant impact on our operating results in 2004, given that it will be in operation for over eight months of the fiscal year.

We also believe that a full year of operations of our ResortQuest subsidiary will significantly impact our financial results. Only the results of operations of ResortQuest since November 20, 2003 have been included in our historical financial results.

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. Subject to the contingencies described above, we currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and six month periods ended June 30, 2004 and 2003. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months Ended June 30,						Six Months Ended June 30,
	2004	%		2003	%		2004	%		2003	%
(in thousands)
Revenues:
Hospitality	$128,024	63.4		$90,190	85.5		$223,283	61.9		$189,705	86.3
Opry and Attractions	16,772	8.3		15,234	14.5		29,397	8.1		30,051	13.7
ResortQuest	57,197	28.3		—	—		108,148	30.0		—	—
Corporate and other	78	—		46	—		126	—		94	—

Total revenues	202,071	100.0		105,470	100.0		360,954	100.0		219,850	100.0

Operating expenses:
Operating costs	113,139	56.0		62,710	59.5		209,368	58.0		128,406	58.4
Selling, general & administrative	65,042	32.2		27,747	26.3		110,481	30.6		55,320	25.2
Preopening costs	3,210	1.6		2,248	2.1		14,016	3.9		3,828	1.7
Impairment and other charges	1,212	0.6		—	—		1,212	0.3		—	—
Restructuring charges	78	—		—	—		78	—		—	—
Depreciation and amortization:
Hospitality	15,908	7.9		11,550	11.0		27,369	7.6		23,158	10.5
Opry and Attractions	1,315	0.7		1,232	1.2		2,626	0.7		2,636	1.2
ResortQuest	2,389	1.2		—	—		4,915	1.4		—	—
Corporate and other	1,163	0.6		1,522	1.4		2,560	0.7		3,083	1.4

Total depreciation and amortization	20,775	10.3		14,304	13.6		37,470	10.4		28,877	13.1

Total operating expenses	203,456	100.7		107,009	101.5		372,625	103.2		216,431	98.4

Operating income (loss):
Hospitality	12,875	10.1		10,781	12.0		25,525	11.4		29,407	15.5
Opry and Attractions	817	4.9		162	1.1		(1,761)	(6.0)		(1,435)	(4.8)
ResortQuest	964	1.7		—	—		2,855	2.6		—	—
Corporate and other	(11,541)	(A	)	(10,234)	(A	)	(22,984)	(A	)	(20,725)	(A	)
Preopening costs	(3,210)	(B	)	(2,248)	(B	)	(14,016)	(B	)	(3,828)	(B	)
Impairment and other charges	(1,212)	(B	)	—	(B	)	(1,212)	(B	)	—
Restructuring charges	(78)	(B	)	—	(B	)	(78)	(B	)	—

Total operating income (loss)	(1,385)	(0.7)		(1,539)	(1.5)		(11,671)	(3.2)		3,419	1.6
Interest expense, net of amounts capitalized	(14,332)	(C	)	(11,291)	(C	)	(24,161)	(C	)	(20,663)	(C	)
Interest income	274	(C	)	512	(C	)	660	(C	)	1,031	(C	)
Unrealized gain (loss) on Viacom stock and derivatives, net	(25,457)	(C	)	30,136	(C	)	(37,289)	(C	)	22,949	(C	)
Other gains and (losses)	717	(C	)	60	(C	)	1,637	(C	)	283	(C	)
(Provision) benefit for income taxes	16,888	(C	)	(7,334)	(C	)	28,136	(C	)	(3,098)	(C	)
Income from discontinued operations, net of taxes	—	(C	)	809	(C	)	—	(C	)	976	(C	)

Net income (loss)	$(23,295)	(C	)	$11,353	(C	)	$(42,688)	(C	)	$4,897	(C	)

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

Summary Financial Results

Results

The following table summarizes our financial results for the three and six months ended June 30, 2004 and 2003:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except per share data)
Total revenues	$202,071	$105,470	91.6%	$360,954	$219,850	64.2%
Total operating expenses	$203,456	$107,009	90.1%	$372,625	$216,431	72.2%
Operating income (loss)	$(1,385)	$(1,539)	10.0%	$(11,671)	$3,419	-441.4%
Net income (loss)	$(23,295)	$11,353	-305.2%	$(42,688)	$4,897	-971.7%
Net income (loss) per share — fully diluted	$(0.59)	$0.33	-278.8%	$(1.08)	$0.14	-871.4%

The increase in our total revenues for the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, is attributable to the increase in our Hospitality segment revenues (an increase of $37.8 million for the three months, and an increase of $33.6 million for the six months, ended June 30, 2004, as compared to the same periods in 2003), described more fully below, and to the inclusion of revenues from our ResortQuest segment ($57.2 million for the three months, and $108.1 million for the six months, ended June 30, 2004).

The increase in our total operating expenses for the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, is primarily due to increased Hospitality segment operating expenses (excluding preopening costs, total Hospitality operating expenses of $115.1 million for the three months and $197.8 million for the six months ended June 30, 2004), increased preopening costs (total preopening costs of $3.2 million for the three months and $14.0 million for the six months ended June 30, 2004), and the inclusion of operating expenses relating to our ResortQuest segment (total ResortQuest operating expenses of $56.2 million for the three months and $105.3 million for the six months ended June 30, 2004).

The operating loss experienced in the three months ended June 30, 2004 was relatively consistent with the operating loss experienced in the same period in 2003. We experienced the operating loss set forth above for the six months ended June 30, 2004, as compared to the operating income set forth above for the same period in 2003, primarily due to the increased operating expenses discussed above.

We experienced the net loss for the three and six months ended June 30, 2004, as compared to the net income set forth above for the same periods in 2003, due to the operating losses discussed above, as well as an unrealized loss on Viacom stock and derivatives, net, for the three and six months ended June 30, 2004 (as compared to an unrealized gain on Viacom stock and derivatives, net, for the same periods in 2003) and an increase in our interest expense for the applicable periods in 2004 as compared to 2003, more fully described below.

Results on a per share basis for the three and six months ended June 30, 2004, as compared to the same periods in 2003, were impacted by a higher weighted average number of shares outstanding, due to the issuance of 5,318,363 shares in the fourth quarter of 2003 in the ResortQuest acquisition.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	Preopening costs of $3.2 million for the three months ended June 30, 2004 and $14.0 million for the six months ended June 30, 2004 associated with the opening of the Gaylord Texan. These costs represented a $1.0 million and $10.2 million, respectively, increase in preopening costs from the same periods in 2003.

•	The ResortQuest acquisition, which was completed on November 20, 2003, and the resulting addition of revenues and expenses for the three and six months ended June 30, 2004 associated with the ResortQuest segment.

•	Hospitality occupancy rates and ADR for the three and six months ended June 30, 2004, as well as a decrease in Hospitality RevPAR for these periods.

•	Improved food and beverage, banquet and catering services at our hotels for the three and six months ended June 30, 2004, which positively impacted Total RevPAR at our hotels and served to lessen the impact of the decreased average daily rates of the Hospitality segment during the first and second quarters of 2004.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2004 and 2003:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$128,024	$90,190	41.9%	$223,283	$189,705	17.7%
Hospitality operating expenses:
Operating costs	74,730	51,994	43.7%	128,498	105,793	21.5%
Selling, general and administrative	24,511	15,865	54.5%	41,891	31,347	33.6%
Depreciation and amortization	15,908	11,550	37.7%	27,369	23,158	18.2%

Total Hospitality operating expenses	115,149	79,409	45.0%	197,758	160,298	23.4%

Hospitality operating income (2)	$12,875	$10,781	19.4%	$25,525	$29,407	-13.2%

Hospitality performance metrics:
Occupancy	73.5%	72.4%	1.5%	71.2%	74.4%	-4.3%
ADR	$143.16	$146.30	-2.1%	$147.11	$147.48	-0.3%
RevPAR(3)	$105.26	$105.92	-0.6%	$104.76	$109.76	-4.6%
Total RevPAR(4)	$231.22	$215.94	7.1%	$229.85	$228.40	0.6%
Net Definite Room Nights Booked	357,000	249,000	43.4%	619,000	435,000	42.3%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel but only include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three and six months ended June 30, 2004, as compared to the same periods in 2003, is primarily due to the inclusion of revenues from the Gaylord Texan after its April 2, 2004 opening.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three and six months ended June 30, 2004, as compared to the same periods in 2003, is attributable to an increase in both Hospitality segment operating costs and Hospitality segment selling, general and administrative expenses, described below.

Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and six months ended June 30, 2004, as compared to the same periods in 2003, due primarily to operating costs related to the Gaylord Texan. Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to increased selling, general and administrative expenses related to the Gaylord Texan. Total Hospitality depreciation and amortization expense also increased in the three and six months ended June 30, 2004, as compared to the same periods in 2003, due to the opening of the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2004 and 2003 and only include the results of the Gaylord Texan from April 2, 2004, its date of opening.

     Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$55,895	$47,058	18.8%	$99,903	$102,078	-2.1%
Operating expense data:
Operating costs	$32,349	$30,058	7.6%	$61,765	$61,907	0.2%
Selling, general and administrative	$7,496	$7,420	1.0%	$15,356	$14,336	7.1%
Hospitality performance metrics:
Occupancy	76.2%	68.2%	11.7%	68.3%	73.0%	-6.4%
ADR	$143.00	$138.29	3.4%	$139.33	$136.60	2.0%
RevPAR	$109.03	$94.35	15.6%	$95.20	$99.77	-4.6%
Total RevPAR	$213.20	$179.51	18.8%	$190.53	$195.83	-2.7%

The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended June 30, 2004, as compared to the same period in 2003, is due to higher occupancy rates at the hotel and an improved ADR at the hotel. The increase in occupancy rates was primarily due to stronger group business during the period. In addition, improved food and beverage and other ancillary revenue at the hotel served to further increase the hotel’s Total RevPAR during the period. Despite the increases in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended June 30, 2004, Gaylord Opryland revenue, RevPAR and Total RevPAR for the six months ended June 30, 2004 decreased slightly due to the lower first quarter 2004 occupancy levels.

The increase in operating costs at Gaylord Opryland in the three month period ended June 30, 2004, as compared to the same period in 2003, was due to the increased levels of occupancy at the hotel. This increase, combined with first quarter 2004 operating costs, resulted in relatively unchanged operating costs for the six months ended June 30, 2004, as compared to the same period in 2003. Selling, general and administrative expenses at Gaylord Opryland in the three months ended June 30, 2004 remained relatively unchanged from the same period in 2003. Non-recurring payroll expenses associated with management changes at the hotel and other one-time compensation expenses occurring during the first quarter of 2004 resulted in the increase in selling, general and administrative expenses for the six months ended June 30, 2004, as compared to the same period in 2003.

Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$38,712	$41,436	-6.6%	$88,487	$84,299	5.0%
Operating expense data:
Operating costs	$21,461	$21,029	2.1%	$44,877	$42,135	6.5%
Selling, general and administrative	$8,304	$8,120	2.3%	$17,485	$16,301	7.3%
Hospitality performance metrics:
Occupancy	77.3%	82.4%	-6.2%	82.1%	79.4%	3.4%
ADR	$162.61	$171.26	-5.1%	$176.17	$179.61	-1.9%
RevPAR	$125.71	$141.15	-10.9%	$144.72	$142.64	1.5%
Total RevPAR	$302.56	$323.85	-6.6%	$345.80	$331.25	4.4%

The decrease in Gaylord Palms revenue and RevPAR in the three months ended June 30, 2004, as compared to the same period in 2003, is due to lower occupancy rates at the hotel, as well as a lower ADR at the hotel during this period. These factors also served to reduce the hotel’s Total RevPAR, although the hotel’s food and beverage and other ancillary revenue served to lessen the decrease in Total RevPAR for the three months ended June 30, 2004, as compared to the same period in 2003.

The increase in occupancy at Gaylord Palms for the six months ended June 30, 2004 combined with a lower ADR for the period resulted in a slight increase in RevPAR for the first half of 2004, as compared to the first half of 2003. Food and beverage and other ancillary service revenue caused an increase in Total RevPAR at the hotel for the six months ended June 30, 2004, as compared to the same period in 2003.

Despite relatively flat operating costs and selling, general and administrative expense for the three months ended June 30, 2004, the hotel’s operating costs and selling, general and administrative expense increased for the six months ended June 30, 2004, as compared to the same periods in 2003. This increase is due to the increased occupancy levels at the hotel for the six months ended June 30, 2004, as compared to the same period in 2003.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands, except percentages and performance metrics)
Total revenues	$31,299	n/a	$31,299	n/a
Operating expense data:
Operating costs	$19,879	n/a	$19,879	n/a
Selling, general and administrative	$8,267	n/a	$8,267	n/a
Hospitality performance metrics:
Occupancy	64.0%	n/a	64.0%	n/a
ADR	$135.75	n/a	$135.75	n/a
RevPAR	$86.91	n/a	$86.91	n/a
Total RevPAR	$230.16	n/a	$230.16	n/a

     Radisson Hotel at Opryland Results. The results of the Radisson Hotel at Opryland for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$2,118	$1,696	24.9%	$3,594	$3,328	8.0%
Operating expense data:
Operating costs	$1,041	$907	14.8%	$1,977	$1,751	12.9%
Selling, general and administrative	$444	$325	36.6%	$783	$710	10.3%
Hospitality performance metrics:
Occupancy	77.0%	65.6%	17.4%	65.6%	64.3%	2.0%
ADR	$84.48	$80.02	5.6%	$82.65	$80.88	2.2%
RevPAR	$65.04	$52.49	23.9%	$54.22	$52.03	4.2%
Total RevPAR	$76.79	$61.53	24.8%	$64.90	$60.69	6.9%

The increase in our Radisson hotel revenue, RevPAR and Total RevPAR in the three and six months ended June 30, 2004, as compared to the same periods in 2003, is due to increased occupancy and an increased ADR at the hotel.

The increase in operating costs and selling, general and administrative expense at the Radisson hotel in the three and six month periods ended June 30, 2004, as compared to the same periods in 2003, was due to the increased levels of occupancy at the hotel.

ResortQuest Segment

     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003(1)	2004	2003(1)
	(In thousands, except percentages and performance metrics)
Total revenues	$57,197	n/a	$108,148	n/a
Operating expenses:
Operating costs	26,404	n/a	57,132	n/a
Selling, general and administrative	27,440	n/a	43,246	n/a
Depreciation and amortization	2,389	n/a	4,915	n/a

Operating income (loss)	$964	n/a	$2,855	n/a

ResortQuest performance metrics:
Occupancy	51.9%	n/a	55.4%	n/a
ADR	$149.59	n/a	$138.67	n/a
RevPAR (2)	$77.62	n/a	$76.87	n/a
Total Units Under Management	17,507	n/a	17,507	n/a

(1)	On November 20, 2003, we completed our acquisition of ResortQuest. The results of operations of ResortQuest are included in our financial results for the three and six months ended June 30, 2004, but are not included in our financial results for the three and six months ended June 30, 2003.

(2)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.

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

     Operating Expenses. ResortQuest operating expenses were $56.2 million in the three months ended, and $105.3 million in the six months ended, June 30, 2004. These expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs.

Opry and Attractions Segment

     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and six months ended June 30, 2004 and 2003:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Total revenues	$16,772	$15,234	10.1%	$29,397	$30,051	-2.2%
Operating expense data:
Operating costs	10,026	8,699	15.3%	19,651	18,638	5.4%
Selling, general and administrative	4,614	5,141	-10.3%	8,881	10,212	-13.0%
Depreciation and amortization	1,315	1,232	6.7%	2,626	2,636	-0.4%

Operating income (loss) (1)	$817	$162	404.3%	$(1,761)	$(1,435)	-22.7%

(1)	Opry and Attractions operating income (loss) for the three and six months ended June 30, 2004 excludes the effects of an impairment charge of $1.2 million recorded during those periods. See the discussion of impairment and other charges set forth below.

The increase in revenues in the Opry and Attractions segment for the second quarter of 2004, as compared to the same period in 2003, is primarily due to increased attendance at our Nashville attractions, as well as increased business at Corporate Magic, our corporate event planning business. Reduced first quarter 2004 revenues served to offset the increased second quarter 2004 revenues, resulting in a slight reduction in revenues for the first six months of 2004, as compared to the same period in 2003.

The increase in Opry and Attractions operating costs, which included the Media group in 2003, in the second quarter of 2004, as compared to the same period in 2003, was due primarily to increased costs necessary to service the additional revenues in the second quarter of 2004. The second quarter increases were partially offset by first quarter 2004 results, resulting in a relatively small change in operating costs for the six months ended June 30, 2004, as compared to the same period in 2003. The decrease in Opry and Attractions selling, general and administrative expenses, which included the Media Group in 2003, in three months and six months ended June 30, 2004, as compared to the same periods in 2003, was due primarily to WSM-AM being managed by Cumulus in 2004, with certain management costs being paid by Cumulus as part of the joint sales agreement between the parties, and Corporate Magic reducing its expenses.

Corporate and Other Segment

     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2004 and 2003:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Total revenues	$78	$46	69.6%	$126	$94	34.0%
Operating expense data:
Operating costs	1,979	2,017	-1.9%	4,087	3,975	2.8%
Selling, general and administrative	8,477	6,741	25.8%	16,463	13,761	19.6%
Depreciation and amortization	1,163	1,522	-23.6%	2,560	3,083	-17.0%

Operating income (loss) (1)	$(11,541)	$(10,234)	-12.8%	$(22,984)	$(20,725)	-10.9%

(1)	Corporate and Other operating income (loss) for the three and six months ended June 30, 2004 excludes the effects of an adjustment to restructuring charges of $0.1 million recorded during those periods. See the discussion of restructuring charges set forth below.

Corporate and Other group revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses, which are comprised primarily of operating costs, selling, general and administrative expenses and depreciation and amortization expense, increased in the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003. Corporate and Other operating costs, which consist primarily of costs associated with information technology, remained relatively unchanged in the first three and six months of 2004, as compared to the same periods in 2003. Corporate and Other selling, general and administrative expenses, which consist primarily of the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three and six months ended June 30, 2004, as compared to the same periods in 2003, due primarily to the inclusion of certain ResortQuest senior management expenses as Corporate and Other expenses during the first three and six months of 2004. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and six months ended June 30, 2004 decreased from the same periods in 2003.

Operating Results - Preopening costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased $1.0 million to $3.2 million in the three months ended June 30, 2004, as compared to the same period in 2003. Preopening costs for the three months ended June 30, 2004 primarily consisted of costs associated with the grand opening ceremony at the Gaylord Texan. Preopening costs increased $10.2 million to $14.0 million in the six months ended June 30, 2004, as compared to the same period in 2003. The increase in preopening costs resulted from development activities related to our Gaylord Texan hotel, which opened on April 2, 2004.

Operating Results – Impairment and other charges

We began production of an IMAX film during 2000 to portray the history of country music. During the second quarter of 2004, due to a continued decline in the revenues generated by the film, we evaluated the carrying value of the IMAX film asset based on current estimates of future cash flows. As a result, an impairment charge of $1.2 million was recorded during the three months ended June 30, 2004 to write off the remaining carrying value of the film.

Operating Results – Restructuring charges

During 2001, we recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. During the second quarter of 2002, we entered into two subleases to lease certain office space we previously had recorded in the 2001 restructuring charges. As a result, we reversed $0.9 million of the 2001 restructuring charges during 2002. Also during the second quarter of 2002, we evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, we again evaluated the 2001 restructuring accrual and determined that the remaining sublease payments we were scheduled to receive were less than originally estimated. As a result, we increased the 2001 restructuring charge by $0.2 million during the three months ended June 30, 2004.

During 2000, we recognized pretax restructuring charges of $13.1 million related to continuing operations. During 2001, we negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, we entered into a sublease that reduced the liability that we were originally required to pay, and we reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, we evaluated the 2000 restructuring accrual and determined that the remaining severance payments that we were scheduled to make were less than originally estimated. As a result, we reversed $0.1 million of the 2000 restructuring charge during the three months ended June 30, 2004, which partially offset the increase in the 2001 restructuring charge described above.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three and six months ended June 30, 2004 and 2003:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(14,332)	$(11,291)	-26.9%	$(24,161)	$(20,663)	-16.9%
Interest income	$274	$512	-46.5%	$660	$1,031	-36.0%
Unrealized gain (loss) on Viacom stock and derivatives, net	$(25,457)	$30,136	-184.5%	$(37,289)	$22,949	-262.5%
Other gains and losses, net	$717	$60	1095.0%	$1,637	$283	478.4%
Provision (benefit) for income taxes	$(16,888)	$7,334	-330.3%	$(28,136)	$3,098	-1008.2%
Income from discontinued operations, net of taxes	$—	$809	—	$—	$976	—

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased during the three and six months ended June 30, 2004, as compared to the same periods in 2003 due to higher average debt balances during 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 5.0% and 5.2% for the three months ended June 30, 2004 and 2003, respectively, and was 5.1% and 5.2% for the six months ended June 30, 2004 and 2003, respectively.

Interest Income

The decrease in interest income during the three and six months ended June 30, 2004, as compared to the same periods in 2003, is due to lower cash balances invested in interest-bearing accounts in 2004.

Unrealized Gain (Loss) on Viacom Stock and Derivatives, Net

During 2000, we entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of our Viacom Class B common stock investment. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

For the three months ended June 30, 2004, we recorded a net pretax loss of $38.4 million related to the decrease in fair value of the Viacom stock. For the three months ended June 30, 2004, we recorded a net pretax gain of $12.9 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $25.5 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the three months ended June 30, 2004.

For the six months ended June 30, 2004, we recorded a net pretax loss of $95.3 million related to the decrease in fair value of the Viacom stock. For the six months ended June 30, 2004, we recorded a net pretax gain of $58.0 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $37.3 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the six months ended June 30, 2004.

Other Gains and Losses

Our other gains and losses for the three and six months ended June 30, 2004 primarily consisted of the receipt of two dividend distributions from our investment in Viacom stock and other miscellaneous income and expenses. Our other gains and losses for the three and six months ended June 30, 2003 primarily consisted of miscellaneous income and expenses.

Provision (Benefit) for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three
	Months		Six Months
	Ended June		Ended June
	30,		30,
	2004	2003	2004	2003
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	2	5	3	6
Adjustment to deferred tax liabilities due to state tax rate adjustment	6	—	3	—
Other	(1)	1	(1)	3

Effective tax rate	42%	41%	40%	44%

The increase in our effective tax rate for the three months ended June 30, 2004, as compared to our effective tax rate for the same period in 2003, was due primarily to a reduction of deferred tax liabilities due to the reallocation of state income.

The decrease in our effective tax rate for the six months ended June 30, 2004, as compared to our effective tax rate for the same period in 2003, was due primarily to a higher effective state tax rate during the six months ended June 30, 2003 as a result of additions to the state tax valuation allowance and certain non-deductible items. The impact of this higher effective state tax rate during the six months ended June 30, 2003 was partially offset by the reduction of deferred tax liabilities during the six months-ended June 30, 2004 described above.

Income (Loss) from Discontinued Operations

We reflected the following businesses as discontinued operations in our financial results for the three and six months ended June 30, 2003, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. Due to the fact that these businesses were disposed of in 2003 or prior years, those businesses are not included in our financial results for the three and six months ended June 30, 2004.

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

     Businesses Sold to Oklahoma Publishing Company. During 2001, we sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of the Oklahoma Publishing Company (“OPUBCO “) for $22.0 million in cash and the assumption of debt of $19.3 million. OPUBCO owns a minority interest in the Company. Until their resignation from the board of directors in April 2004, two of our directors were also directors of OPUBCO and voting trustees of a voting trust that controls OPUBCO. Additionally, these two directors collectively beneficially owned a significant ownership interest in the Company prior to their sale of a substantial portion of this interest in April 2004.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Radio operations	$—	$612	$—	$3,343
RedHawks	—	2,782	—	2,863

Total revenues	$—	$3,394	$—	$6,206

Operating income:
Radio operations	$—	$99	$—	$524
RedHawks	—	679	—	32

Total operating income	—	778	—	556

Interest expense	—	—	—	—
Interest income	—	3	—	5
Other gains and (losses):
RedHawks	—	(169)	—	(14)
Businesses sold to OPUBCO	—	368	—	368

Total other gains and (losses)	—	199	—	354

Income before provision (benefit) for income taxes	—	980	—	915
Provision (benefit) for income taxes	—	171	—	(61)

Income from discontinued operations	$—	$809	$—	$976

Liquidity and Capital Resources

Cash Flows –Summary

Our cash flows consisted of the following during the six months ended June 30 (in thousands):

	2004	2003
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$39,419	$24,956
Net cash flows used in operating activities — discontinued operations	(76)	(510)

Net cash flows provided by operating activities	39,343	24,446

Investing Cash Flows:
Purchases of property and equipment	(87,662)	(91,242)
Other	(1,185)	(2,749)

Net cash flows used in investing activities — continuing operations	(88,847)	(93,991)
Net cash flows provided by investing activities — discontinued operations	—	606

Net cash flows used in investing activities	(88,847)	(93,385)

Financing Cash Flows:
Repayment of long-term debt	(4,002)	(70,002)
Proceeds from issuance of long-term debt	—	200,000
Increase in restricted cash and cash equivalents	(17,400)	(103,633)
Other	4,526	(6,045)

Net cash flows (used in) provided by financing activities - continuing operations	(16,876)	20,320
Net cash flows used in financing activities — discontinued operations	—	(94)

Net cash flows (used in) provided by financing activities	(16,876)	20,226

Net change in cash and cash equivalents	$(66,380)	$(48,713)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2004, our net cash flows provided by operating activities — continuing operations were $39.4 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, and impairment charges of approximately $19.2 million, as well as favorable changes in working capital of approximately $20.2 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables and accrued expenses, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland and Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were offset by an increase in trade receivables due to the opening of the Gaylord Texan, the timing of guest lodging versus payments received at Gaylord Opryland and Gaylord Palms, and a seasonal increase in revenue at ResortQuest. During the six months ended June 30, 2003, our net cash flows provided by operating activities —

continuing operations were $25.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, and gain on the Viacom stock and related derivatives of approximately $32.1 million, offset by unfavorable changes in working capital of approximately $7.2 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the timing of payments received and seasonal increases in revenues at Gaylord Palms and a decrease in accrued expenses due to the timing of payment of various liabilities.

     Cash Flows From Investing Activities. During the six months ended June 30, 2004, our primary uses of funds and investing activities were purchases of property and equipment which totaled $87.7 million. These capital expenditures include continuing construction at the new Gaylord Texan of $74.9 million, approximately $4.1 million related to Gaylord Opryland, and approximately $1.2 million related to the Grand Ole Opry. During the six months ended June 30, 2003, our primary uses of funds and investing activities were also the purchases of property and equipment, which totaled $91.2 million, primarily related to ongoing construction at the Gaylord Texan.

We currently project capital expenditures for the twelve months of 2004 to total approximately $142.2 million, which includes continuing construction costs at the Gaylord Texan of approximately $108.3 million ($74.9 million of which was completed during the six months ended June 30, 2004), approximately $9.9 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $13.8 million related to Gaylord Opryland.

     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the six months ended June 30, 2004, our net cash flows used in financing activities were approximately $16.9 million, reflecting scheduled repayments of $4.0 million of the senior loan portion of the Nashville hotel loan and an increase in restricted cash and cash equivalents of $17.4 million, offset by proceeds received from the exercise of stock options of $5.6 million. During the six months ended June 30, 2003, our net cash flows provided by financing activities were approximately $20.2 million, reflecting the issuance of $200.0 million of long-term debt under the 2003 Loans, offset by $70.0 million in repayments of long-term debt, an increase in restricted cash and cash equivalents of $103.6 million, and the payment of $7.8 million in deferred financing costs.

On January 9, 2004, we filed a Registration Statement on Form S-3 with the SEC pursuant to which we may sell from time to time up to $500 million of our debt or equity securities. The Registration Statement as amended on April 27, 2004 was declared effective by the SEC on April 27, 2004. Except as otherwise provided in the applicable prospectus supplement at the time of sale of the securities, we may use the net proceeds from the sale of the securities for general corporate purposes, which may include reducing our outstanding indebtedness, increasing our working capital, acquisitions and capital expenditures.

Principal Debt Agreements

     New Revolving Credit Facility. On November 20, 2003, we entered into a new $65.0 million revolving credit facility, which has been subsequently increased to $100.0 million. The new revolving credit facility, which replaces the revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by our subsidiaries that are guarantors of our new Senior Notes, described below (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements), and is secured by a leasehold mortgage on the Gaylord Palms. We are required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

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

As of June 30, 2004, we were in compliance with the foregoing covenants. As of June 30, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $10.3 million of letters of credit under the revolving credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.

     Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan with Merrill Lynch Mortgage Lending, Inc. At the same time, we entered into a $100.0 million mezzanine loan which was repaid in November 2003 with the proceeds of the outstanding Senior Notes, described below. The senior and mezzanine loan borrower and its sole member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. We fully consolidate these entities in our consolidated financial statements. The senior loan is secured by a first mortgage lien on the assets of Gaylord Opryland and in March 2004 we exercised the first of two one-year extension options to extend the maturity of that loan to March 2005. At our option, the senior loan may be extended for an additional one year term to March 2006, subject to our Gaylord Opryland operations meeting certain financial ratios and other criteria. Amounts outstanding under the senior loan bear interest at one-month LIBOR plus 1.20%. The senior loan requires monthly principal payments of $0.7 million in addition to monthly interest payments. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR. Pursuant to the senior loan agreement, we had purchased instruments that cap our exposure to one-month LIBOR at 7.5%.

We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000. The net proceeds from the senior loan and the mezzanine loan, after refinancing the existing interim loan and paying required escrows and fees, were approximately $97.6 million.

The terms of the senior loan impose, and the terms of the old mezzanine loan imposed, limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. Our senior loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered.

We were in compliance with all applicable covenants under the senior loan at June 30, 2004. An event of default under our other indebtedness does not cause an event of default under the Nashville Hotel Loan.

     Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “Senior Notes”) in an institutional private placement. The interest rate of the Senior Notes is

8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the Senior Notes. The Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that is a borrower or guarantor under our new revolving credit facility. In connection with the offering of the Senior Notes, we paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the Senior Notes, together with cash on hand, were used as follows:

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

Future Developments

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, resolution of certain zoning issues and approval by our Board of Directors. Subject to the contingencies described above, we currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

On July 6, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by J.W. Childs. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date. Consequently, beginning in the third quarter of 2004, we will account for our investment in Bass Pro under the equity method of accounting. The equity method of accounting will be applied retroactively to all periods presented.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2004, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$545,379	$8,104	$187,275	$—	$350,000
Capital leases	1,186	657	489	40	—
Construction commitments	77,079	64,583	8,331	4,165	—
Arena naming rights	56,427	2,618	5,635	6,213	41,961
Operating leases	732,315	11,511	16,797	12,692	691,315
Other	4,828	322	644	644	3,218

Total contractual obligations	$1,417,214	$87,795	$219,171	$23,754	$1,086,494

The total operating lease commitments of $732.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At June 30, 2004, we had paid approximately $425.3 million related to these agreements, which is included in property and equipment in the consolidated balance sheets.

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

At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $156.0 million. A complete description of the secured forward exchange contract is contained in Note 7 to our condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 included herewith.

Critical Accounting Policies and Estimates

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K/A. There were no newly identified critical accounting policies in the first or second quarters of 2004 nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report on Form 10-K/A.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 15 to our Condensed Consolidated Financial Statements.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our 2003 Annual Report on Form 10-K/A or described from time to time in our other reports filed with the Securities and Exchange Commission:

•	risks and uncertainties associated with general economic and market conditions affecting the hospitality business generally;

•	the timing of the opening of our new hotel facilities, as well as the costs associated with developing our new hotel facilities;

•	our ability to obtain financing for our new development activities;

•	business levels at our hotels; and

•	risks and uncertainties associated with ResortQuest’s business and our ability to successfully integrate ResortQuest.

In addition, our ability to achieve forecasted results for our ResortQuest business depends upon levels of occupancy at ResortQuest units under management, especially during the third quarter of 2004. In the Hospitality segment, our ability to improve occupancy levels and operating efficiencies at the Gaylord Texan will be an important factor affecting our results of operations in the latter half of 2004.

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

Risks Related to a Change in Value of our Investment in Viacom Stock

At June 30, 2004, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At June 30, 2004, the fair market value of our investment in the 11.0 million shares of Viacom stock was $393.0 million, or $35.72 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $72.47 per share. The call option strike price decreased from $74.86 to $72.47 effective May 27, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at June 30, 2004 would have resulted in a decrease of $4.8 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the six months ended June 30, 2004. Likewise, a 5% decrease in the value of the Viacom stock at June 30, 2004 would have resulted in an increase of $4.3 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the six months ended June 30, 2004.

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

The terms of the Nashville Hotel Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, we have purchased instruments that cap our exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual interest cost under the Nashville Hotel Loan based on debt amounts outstanding at June 30, 2004 would increase by approximately $2.0 million.

     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2004. As a result, the interest rate market risk implicit in these investments at June 30, 2004, if any, is low.

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

Summary

Based upon our overall market risk exposures at June 30, 2004, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s 2003 Annual Report on Form 10-K/A, the Company is a party to the following:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company filed an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. In addition, the Chancellor authorized an award of approximately $165,819 in legal fees to the Plaintiff. The Company has appealed these decisions and will continue to vigorously assert its rights in this litigation. Because the Company continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts under the Naming Rights Agreement will not affect the Company’s results of operations.

One of the Company’s ResortQuest subsidiaries was a party to the lawsuit styled Awbrey et al. v. Abbott Realty Services, Inc., Case No. 02-CA-1203, in the Okaloosa County, Florida Circuit Court. The plaintiffs were owners of 16 condominium units at the Jade East condominium development in Destin, Florida, and they filed suit alleging, among other things, nondisclosure and misrepresentation by the Company’s real estate sales agents in the sale of Plaintiffs’ units.

The Company filed pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs were released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the original condominium’s developer. The parties have agreed to settle this litigation in consideration of a $350,000 settlement payment by the Company to the plaintiffs.

As previously disclosed in January 2003, the Company restated its historical financial statements for 2000, 2001 and the first nine months of 2002 to reflect certain non-cash changes, which resulted primarily from a change to the Company’s income tax accrual and the manner in which the Company accounted for its investment in the Nashville Predators. Shortly thereafter, the Company was advised by the Securities and Exchange Commission (the “SEC”) staff that it would be conducting a formal investigation into the financial results and transactions that were the subject of the restatement by the Company. On July 15, 2004, the Company was notified by the SEC Division of Enforcement that it had terminated the investigation into the restatement without recommending any enforcement action to the SEC.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 7, 2004 (the “Annual Meeting”). The stockholders of the Company voted to elect eight directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

		Withheld/
Nominee	For	Abstained
Robert P. Bowen	31,402,009	5,580,906
E. K. Gaylord II	28,014,705	8,968,210
E. Gordon Gee	31,398,279	5,584,636
Laurence S. Geller	31,428,259	5,554,656
Ralph Horn	31,522,063	5,460,852
Colin V. Reed	31,554,137	5,428,778
Michael D. Rose	31,553,572	5,429,343
Michael I. Roth	31,544,409	5,438,506

ITEM 5. OTHER INFORMATION

Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits following the Signatures page.

(b)	Reports on Form 8-K

(i)	A Current Report on Form 8-K, dated April 20, 2004, furnishing a press release under Item 12 announcing expected financial results for the quarter ended March 31, 2004.

(ii)	A Current Report on Form 8-K, dated April 21, 2004, announcing a change in independent auditors for the ResortQuest Savings & Retirement Plan, effective April 20, 2004.

(iii)	A Current Report on Form 8-K, dated May 4, 2004, furnishing a press release under Item 12 announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: August 6, 2004	By:	/s/ Colin V. Reed
Colin V. Reed
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rod Connor
Rod Connor
Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.