Form 10-Q
period 2004-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2004-11-08
CIK 1040829

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004

Common Stock, $.01 par value	39,774,380 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2004
INDEX

     Part I - Financial Information

     Item 1. - Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Revenues	$195,924	$98,101
Operating expenses:
Operating costs	130,458	63,527
Selling, general and administrative	43,679	24,621
Preopening costs	223	3,283
Impairment and other charges	—	856
Depreciation	16,004	13,235
Amortization	4,307	1,332

Operating income (loss)	1,253	(8,753)
Interest expense, net of amounts capitalized	(14,850)	(10,476)
Interest income	371	742
Unrealized gain (loss) on Viacom stock	(23,766)	(58,976)
Unrealized gain (loss) on derivatives	26,317	32,976
Income (loss) from unconsolidated companies	1,587	1,491
Other gains and (losses), net	753	1,008

Income (loss) before provision (benefit) for income taxes and discontinued operations	(8,335)	(41,988)
Provision (benefit) for income taxes	(4,524)	(18,490)

Income (loss) from continuing operations	(3,811)	(23,498)
Income from discontinued operations, net of taxes	619	35,150

Net income (loss)	$(3,192)	$11,652

Income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$(0.69)
Income from discontinued operations, net of taxes	0.02	1.03

Net income (loss)	$(0.08)	$0.34

Income (loss) per share - assuming dilution:
Income (loss) from continuing operations	$(0.10)	$(0.69)
Income from discontinued operations, net of taxes	0.02	1.03

Net income (loss)	$(0.08)	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Revenues	$556,878	$317,951
Operating expenses:
Operating costs	354,847	191,933
Selling, general and administrative	139,139	79,941
Preopening costs	14,239	7,111
Impairment and other charges	1,212	856
Restructuring charges	78	—
Depreciation	51,258	39,661
Amortization	6,523	3,783

Operating income (loss)	(10,418)	(5,334)
Interest expense, net of amounts capitalized	(39,011)	(31,139)
Interest income	1,031	1,773
Unrealized gain (loss) on Viacom stock	(119,052)	(27,067)
Unrealized gain (loss) on derivatives	84,314	24,016
Income (loss) from unconsolidated companies	3,383	1,806
Other gains and (losses), net	2,390	1,291

Income (loss) before provision (benefit) for income taxes and discontinued operations	(77,363)	(34,654)
Provision (benefit) for income taxes	(32,006)	(15,269)

Income (loss) from continuing operations	(45,357)	(19,385)
Income from discontinued operations, net of taxes	619	36,126

Net income (loss)	$(44,738)	$16,741

Income (loss) per share:
Income (loss) from continuing operations	$(1.15)	$(0.57)
Income from discontinued operations, net of taxes	0.02	1.07

Net income (loss)	$(1.13)	$0.50

Income (loss) per share - assuming dilution:
Income (loss) from continuing operations	$(1.15)	$(0.57)
Income from discontinued operations, net of taxes	0.02	1.07

Net income (loss)	$(1.13)	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003
(Unaudited)
(In thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents - unrestricted	$36,026	$120,965
Cash and cash equivalents - restricted	37,048	37,723
Trade receivables, less allowance of $2,092 and $1,805, respectively	36,093	26,101
Deferred financing costs	26,865	26,865
Deferred income taxes	11,584	8,753
Other current assets	29,092	20,121
Current assets of discontinued operations	—	19

Total current assets	176,708	240,547

Property and equipment, net of accumulated depreciation	1,342,059	1,297,528
Intangible assets, net of accumulated amortization	26,504	29,505
Goodwill	168,227	169,642
Indefinite lived intangible assets	40,591	40,591
Investments	436,989	552,658
Estimated fair value of derivative assets	214,328	146,278
Long-term deferred financing costs	54,013	75,154
Other long term assets	28,323	29,107

Total assets	$2,487,742	$2,581,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,394	$8,584
Accounts payable and accrued liabilities	150,457	154,952
Current liabilities of discontinued operations	1,687	2,930

Total current liabilities	160,538	166,466

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	537,273	540,175
Deferred income taxes	217,266	252,502
Estimated fair value of derivative liabilities	2,625	21,969
Other long term liabilities	82,613	79,226
Long-term liabilities of discontinued operations	—	825
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,767 and 39,403 shares issued and outstanding, respectively	398	394
Additional paid-in capital	651,259	639,839
Retained earnings	241,170	285,908
Unearned compensation	(1,834)	(2,704)
Accumulated other comprehensive loss	(16,620)	(16,644)

Total stockholders’ equity	874,373	906,793

Total liabilities and stockholders’ equity	$2,487,742	$2,581,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(44,738)	$16,741
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Loss (income) from discontinued operations, net of taxes	(619)	(36,126)
Loss (income) from unconsolidated companies	(3,383)	(1,806)
Unrealized loss (gain) on Viacom stock and related derivatives	34,738	3,051
Impairment and other charges	1,212	856
Depreciation and amortization	57,781	43,444
Provision (benefit) for deferred income taxes	(32,727)	(20,416)
Amortization of deferred financing costs	22,121	28,154
Changes in (net of acquisitions and divestitures):
Trade receivables	(9,992)	1,103
Income tax refund received	—	1,450
Accounts payable and accrued liabilities	5,281	4,693
Other assets and liabilities	(4,625)	3,307

Net cash flows provided by (used in) operating activities - continuing operations	25,049	44,451
Net cash flows provided by (used in) operating activities - discontinued operations	(209)	2,524

Net cash flows provided by (used in) operating activities	24,840	46,975

Cash Flows from Investing Activities:
Purchases of property and equipment	(107,498)	(167,428)
Other investing activities	(2,688)	(2,578)

Net cash flows provided by (used in) investing activities - continuing operations	(110,186)	(170,006)
Net cash flows provided by (used in) investing activities - discontinued operations	—	59,485

Net cash flows provided by (used in) investing activities	(110,186)	(110,521)

Cash Flows from Financing Activities:
Repayment of long-term debt	(6,003)	(72,003)
Proceeds from issuance of long-term debt	—	200,000
Deferred financing costs paid	(909)	(7,793)
Decrease (increase) in restricted cash and cash equivalents	675	(131,220)
Proceeds from exercise of stock option and purchase plans	7,169	1,287
Other financing activities, net	(525)	(491)

Net cash flows provided by (used in) financing activities - continuing operations	407	(10,220)
Net cash flows provided by (used in) financing activities - discontinued operations	—	(94)

Net cash flows provided by (used in) financing activities	407	(10,314)

Net change in cash and cash equivalents	(84,939)	(73,860)
Cash and cash equivalents - unrestricted, beginning of period	120,965	98,632

Cash and cash equivalents - unrestricted, end of period	$36,026	$24,772

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

As more fully discussed in Note 4, the Company changed its method of accounting for its investment in Bass Pro Shops, L.P. (“Bass Pro”) from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has restated the condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2003. This change in accounting principle resulted in an increase of $0.9 million in retained earnings as of January 1, 2003 and increased net income for the three months and nine months ended September 30, 2003 by $0.9 million and $1.1 million, respectively. This change in accounting principle had no impact on cash flows provided by operating activities – continuing operations for the nine months ended September 30, 2003.

2. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Weighted average shares outstanding	39,726	33,849	39,594	33,818
Effect of dilutive stock options	—	—	—	—

Weighted average shares outstanding - assuming dilution	39,726	33,849	39,594	33,818

For the three months and nine months ended September 30, 2004, the effect of dilutive stock options was the equivalent of approximately 446,000 and 475,000 shares of common stock outstanding, respectively. For the three months and nine months ended September 30, 2003, the effect of dilutive stock options was the equivalent of approximately 36,000 and 22,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three and nine months ended September 30, 2004 and 2003, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is as follows for the three and nine months of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$(3,192)	$11,652	$(44,738)	$16,741
Unrealized gain (loss) on interest rate hedges	(19)	77	(73)	227
Foreign currency translation	11	—	97	—

Comprehensive income (loss)	$(3,200)	$11,729	$(44,714)	$16,968

4. INVESTMENTS

From January 1, 2000 to July 8, 2004, the Company accounted for its investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to begin accounting for its investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.

This change in accounting principle resulted in an increase of $858,000 in retained earnings as of January 1, 2003 and increased net income and net income per share for the three months and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income	$1,246	$909	$2,389	$1,101
Net income per share - fully diluted	$0.03	$0.03	$0.06	$0.03

As of September 30, 2004, the recorded value of the Company’s investment in Bass Pro is $62.5 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.

5. DISCONTINUED OPERATIONS:

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

     WSM-FM and WWTN(FM)

During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (the “Radio Operations”). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company continues to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

     Oklahoma RedHawks

During 2002, the Company committed to a plan of disposal of its approximately 78% ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, the Company sold its interests in the RedHawks and received cash proceeds of approximately $6.0 million.

     Acuff-Rose Music Publishing

During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony / ATV Music Publishing for approximately $157.0 million in cash. During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in the condensed consolidated statement of operations.

     Word Entertainment

During 2001, the Company committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, the Company reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, the Company recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, the Company sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. The Company recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.5 million was reversed and is included in the condensed consolidated statement of operations.

     Businesses Sold to Oklahoma Publishing Company

During 2001, the Company sold five businesses (Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company) to affiliates of the Oklahoma Publishing Company (“OPUBCO”) for $22.0 million in cash and the assumption of debt of $19.3 million. OPUBCO owns a minority interest in the Company.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Radio Operations	$—	$360	$—	$3,703
RedHawks	—	2,137	—	5,000

Total revenues	$—	$2,497	$—	$8,703

Operating income (loss):
Radio Operations	$—	$89	$—	$613
RedHawks	—	497	—	529

Total operating income (loss)	—	586	—	1,142

Interest expense	—	(1)	—	(1)
Interest income	—	2	—	7
Other gains and (losses):
Radio Operations	—	54,555	—	54,555
RedHawks	—	(120)	—	(134)
Acuff-Rose Music Publishing	1,015	450	1,015	450
Word Entertainment	—	1,503	—	1,503
Businesses sold to OPUBCO	—	—	—	368
International cable networks	—	497	—	497

Total other gains and (losses)	1,015	56,885	1,015	57,239

Income before provision (benefit) for income taxes	1,015	57,472	1,015	58,387
Provision (benefit) for income taxes	396	22,322	396	22,261

Income (loss) from discontinued operations	$619	$35,150	$619	$36,126

Included in other gains and (losses) during the three months and nine months ended September 30, 2003 is a gain of $54.6 million related to the sale of the Radio Operations. The remaining other gains and (losses) in 2004 and 2003 are primarily comprised of the reversal of certain previously established indemnification reserves and miscellaneous income and expenses.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	September 30,	December 31,
(in thousands)	2004	2003
Current assets:
Cash and cash equivalents	$—	$19

Total current assets	—	19
Total long-term assets	—	—

Total assets	$—	$19

Current liabilities:
Accounts payable and accrued expenses	$1,687	$2,930

Total current liabilities	1,687	2,930
Other long-term liabilities:	—	825

Total long-term liabilities	—	825

Total liabilities	$1,687	$3,755

6. ACQUISITION:

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

The Company has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of November 20, 2003 was as follows (in thousands):

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

As of September 30, 2004 and December 31, 2003, goodwill related to the ResortQuest acquisition totaled $161.3 million and $162.7 million, respectively. During the nine months ended September 30, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $1.4 million. As of September 30, 2004, approximately $73.5 million of the goodwill was expected to be deductible for income tax purposes.

As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits, and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation.

7. DEBT:

     Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan is secured by a first mortgage lien on the assets of

Gaylord Opryland, and in March 2004 the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. At the Company’s option, the Senior Loan may be extended for an additional one year term to March 2006, subject to the Gaylord Opryland operations meeting certain financial ratios and other criteria. As of September 30, 2004 Gaylord Opryland was in compliance with these financial ratios and other criteria. Amounts outstanding under the Senior Loan bear interest at one-month LIBOR plus 1.20%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments that cap its exposure to one-month LIBOR at 7.5% as discussed in Note 9. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of an interim loan and paying required escrows and fees were approximately $97.6 million. At September 30, 2004 and December 31, 2003 the unamortized balance of the deferred financing costs related to the Nashville Hotel Loans was $0.04 million and $0.8 million, respectively. The weighted average interest rates for the Senior Loan for the nine months ended September 30, 2004 and 2003, including amortization of deferred financing costs, were 3.0% and 4.3%, respectively. The weighted average interest rate for the Mezzanine Loan for the nine months ended September 30, 2003, including amortization of deferred financing costs, was 10.7%.

The terms of the Senior Loan impose, and the terms of the Mezzanine Loan imposed, limits on transactions with affiliates and incurrence of indebtedness by the subsidiary borrower. The Senior Loan also contains a cash management restriction that is triggered if a minimum debt service coverage ratio is not met. This provision has never been triggered.

As of September 30, 2004, the Company was in compliance with all covenants and the cash management restrictions were not in effect. There can be no assurance that the Company will remain in compliance with the covenants that would result in an event of default under the Nashville Hotel Loans. Any event of noncompliance that results in an event of default under the Senior Loan would enable the lenders to demand payment of all outstanding amounts, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Pursuant to these agreements, the Company purchased instruments that capped its exposure to the one-month Eurodollar rate at 6.625% as discussed in Note 9. In addition, the Company was required to pay a commitment fee equal to 0.375% per year of the average unused portion of the Term Loan.

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

     2003 Loans

During May of 2003, the Company finalized a $225 million credit facility (the “2003 Loans”) with Deutsche Bank Trust Company Americas, Bank of America, N.A., CIBC Inc. and a syndicate of other lenders. The 2003 Loans consisted of a $25 million senior revolving facility, a $150 million senior term loan and a $50 million subordinated term loan. The 2003 Loans were due in 2006. The senior loan bore interest of LIBOR plus 3.5%. The subordinated loan bore interest of LIBOR plus 8.0%. The 2003 Loans were secured by the Gaylord Palms assets and the Gaylord Texan assets. At the time of closing the 2003 Loans, the Company engaged LIBOR interest rate swaps which fixed the LIBOR rates of the 2003 Loans at 1.48% in year one and 2.09% in year two. The interest rate swaps related to the 2003 Loans are discussed in more detail in Note 9. The Company was required to pay a commitment fee equal to 0.5% per year of the average daily unused portion of the 2003 Loans. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million as discussed above and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. The provisions of the 2003 Loans contained covenants and restrictions including compliance with certain financial covenants, restrictions on additional indebtedness, escrowed cash balances, as well as other customary restrictions.

In connection with the offering of the Senior Notes discussed below, on November 12, 2003, the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November 2003, as discussed below, the Company used the proceeds of the Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs during the fourth quarter of 2003.

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

     New Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The new revolving credit facility, which replaced the revolving credit portion under the 2003 Loans, matures in May 2006. The new revolving credit facility has an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by the Company’s subsidiaries that are guarantors of the Senior Notes (consisting generally of the Company’s active domestic subsidiaries that are not parties to the Nashville Hotel Loan arrangements) and is secured by a leasehold mortgage on the Gaylord Palms. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

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

As of September 30, 2004, the Company was in compliance with all covenants. As of September 30, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $9.8 million of letters of credit under the credit facility for the Company. The revolving credit facility is cross-defaulted to the Company’s other indebtedness.

8. SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of September 30, 2004 and December 31, 2003 and long-term assets of $44.1 million and $64.3 million as of September 30, 2004 and December 31, 2003, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.

The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value of the Viacom Stock by way of a call option at a strike price of $70.03 per share as of September 30, 2004. The call option strike price decreased from $72.47 to $70.03 effective July 21, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $70.03 per share, the Company will participate in the appreciation at a rate of 25.93%.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.

9. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three and nine months ended September 30, 2004, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $26.3 million and $84.3 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC. For the three and nine months ended September 30, 2003, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $33.0 million and $24.0 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.

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

The Company also purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 7. The Company hedged a notional amount of $200.0 million, although the 2003 Loans only required that 50% of the outstanding amount be hedged. The LIBOR rate swap effectively locked the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. Anticipating the issuance of the Senior Notes and the subsequent repayment of the 2003 Loans, the Company terminated $100.0 million of the LIBOR rate swaps effective October 31, 2003. Upon issuance of the Senior Notes and the repayment of the 2003 Loans, the Company terminated the remaining $100.0 million of the LIBOR rate swaps effective November 12, 2003. The Company received proceeds from the termination of these LIBOR rate swaps in the amount of $0.2 million during 2003.

Upon issuance of the Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and, therefore, no net impact on earnings. As of September 30, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $1.5 million. The Company has recorded a derivative asset and an offsetting increase in the balance of the Senior Notes accordingly.

10. IMPAIRMENT AND OTHER CHARGES

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

11. RESTRUCTURING CHARGES:

The following table summarizes the activities of the Company’s restructuring charges for the nine months ended September 30, 2004:

	Balance at	Restructuring charges		Balance at
(in thousands)	December 31, 2003	and adjustments	Payments	September 30, 2004
2001 restructuring charges	$94	$160	$165	$89
2000 restructuring charges	195	(82)	48	65

	$289	$78	$213	$154

     2001 Restructuring Charge

     During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, the Company evaluated the 2001 restructuring accrual and determined that the remaining sublease payments it was scheduled to receive were less than originally estimated. As a result, the Company increased the 2001 restructuring charge by $0.2 million during 2004 related to continuing operations. As of September 30, 2004, the Company has recorded cash payments of $4.9 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at September 30, 2004 of $89,000 is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by the end of 2005.

     2000 Restructuring Charge

     During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, the Company evaluated the 2000 restructuring accrual and determined that the remaining severance payments it was scheduled to make were less than originally estimated. As a result, the Company reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations. As of September 30, 2004, the Company has recorded cash payments of $9.3 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at September 30, 2004 of $65,000, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by the end of 2005.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2004 and 2003 was comprised of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Debt interest paid	$1,579	$5,446	$16,207	$13,024
Deferred financing costs paid	—	29	909	7,598
Capitalized interest	(79)	(4,057)	(5,323)	(10,111)

Cash interest paid, net of capitalized interest	$1,500	$1,418	$11,793	$10,511

Income taxes (paid) received were ($0.7) million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.

13. GOODWILL AND INTANGIBLES:

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2004 are as follows (amounts in thousands):

			Purchase
	Balance as of	Impairment	Accounting	Balance as of
	December 31, 2003	Losses	Adjustments	September 30, 2004
Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	162,727	—	(1,415)	161,312
Corporate and Other	—	—	—	—

Total	$169,642	$—	$(1,415)	$168,227

During the nine months ended September 30, 2004, the Company made adjustments to accrued liabilities and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $1.4 million.

The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.6 million at September 30, 2004 and December 31, 2003, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $30.1 million at September 30, 2004 and December 31, 2003, respectively. The related accumulated amortization of amortized intangible assets in continuing operations was $3.6 million and $0.6 million at September 30, 2004 and December 31, 2003, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2004 was $1.0 million and $3.0 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2003 was $0.01 million and $0.03 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$3,828
Year 2	3,762
Year 3	3,747
Year 4	3,747
Year 5	3,747

Total	$18,831

14. STOCK PLANS:

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002, and the information contained in this report reflects the disclosure requirements of the new pronouncement. The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25.

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share for the three months and nine months ended September 30, 2004 and 2003 would have been increased or decreased to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss):
As reported	$(3,192)	$11,652	$(44,738)	$16,741
Stock-based employee compensation, net of tax effect	832	722	2,920	2,184

Pro forma	$(4,024)	$10,930	$(47,658)	$14,557

Net income (loss) per share:
As reported	$(0.08)	$0.34	$(1.13)	$0.50

Pro forma	$(0.10)	$0.32	$(1.20)	$0.43

Net income (loss) per share assuming dilution:
As reported	$(0.08)	$0.34	$(1.13)	$0.50

Pro forma	$(0.10)	$0.32	$(1.20)	$0.43

At September 30, 2004 and December 31, 2003, there were 3,496,853 and 3,327,325 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under its stock option and incentive plans. Under the terms of its plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock and restricted stock units. At September 30, 2004 and December 31, 2003, awards of 110,280 and 111,350 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 2,487 and 2,644 shares of common stock at an average price per share of $26.35 and $17.00 pursuant to this plan during the three months ended September 30, 2004 and 2003, respectively.

Included in compensation expense for the three months ended September 30, 2004 and 2003 is $0.7 million and $0.6 million, respectively, related to the grant of 604,000 units and 552,500 units, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003. Included in compensation expense for the nine months ended September 30, 2004 and 2003 is $2.0 million and $0.9 million, respectively, related to the grant of these units.

15. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

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

During May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after September 15, 2004.

During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million during the second quarter of 2004 as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the three month period ended September 30, 2004 was as follows (in thousands):

Service cost	$(10)
Interest cost	(45)
Expected return on plan assets	—
Amortization of net actuarial gain	(109)
Amortization of prior service cost	—
Amortization of curtailment gain	—

Net periodic postretirement benefit expense	$(164)

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$150	$139	$451	$417
Interest cost	1,188	1,184	3,564	3,551
Expected return on plan assets	(855)	(748)	(2,564)	(2,244)
Amortization of net actuarial loss	668	609	2,003	1,827
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$1,152	$1,185	$3,457	$3,554

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$69	$85	$231	$256
Interest cost	207	345	730	1,035
Amortization of net actuarial gain	(141)	—	(282)	—
Amortization of net prior service cost	(250)	(247)	(750)	(742)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$(176)	$122	$(254)	$366

The Company expects to contribute $4.6 million to its defined benefit pension plan in 2004, $3.8 million of which was contributed to the defined benefit pension plan during the nine months ended September 30, 2004.

16. INCOME TAXES

The Company’s effective tax rate as applied to pretax income from continuing operations for the three months ended September 30, 2004 and 2003 was 54% and 44%, respectively. The Company’s higher effective tax rate was due primarily to a reduction of deferred tax liabilities due to the reallocation of state income.

The Company’s effective tax rate as applied to pretax income from continuing operations for the nine months ended September 30, 2004 and 2003 was 41% and 44%, respectively. The Company’s lower effective tax rate was due primarily to a higher effective state tax rate during the nine months ended September 30, 2003 as a result of additions to the state tax valuation allowance and certain non-deductible items. The impact of this higher effective state tax rate during the nine months ended September 30, 2003 was partially offset by the reduction of deferred tax liabilities during the nine months ended September 30, 2004 described above.

17. NEWLY ISSUED ACCOUNTING STANDARDS:

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on the Company’s consolidated financial statements.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after September 15, 2004. Earlier application of this Staff Position is encouraged. The Company elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 15 for a discussion regarding the impact of this Statement on the Company’s consolidated financial statements.

18. COMMITMENTS AND CONTINGENCIES:

The Company is a party to the lawsuit styled Nashville Hockey Club Limited Partnership v. Gaylord Entertainment Company, Case No. 03-1474, in the Chancery Court for Davidson County, Tennessee. In its complaint for breach of contract, Nashville Hockey Club Limited Partnership alleged that the Company failed to honor its payment obligation under a Naming Rights Agreement for the multi-purpose arena in Nashville known as the Gaylord Entertainment Center. Specifically, Plaintiff alleged that the Company failed to make a semi-annual payment to Plaintiff in the amount of $1,186,566 when due on January 1, 2003 and in the amount of $1,245,894 when due on July 1, 2003. The Company contended that it effectively fulfilled its obligations due under the Naming Rights Agreement by way of set off against obligations owed by Plaintiff to CCK Holdings, LLC (“CCK”) under a “put option” CCK exercised pursuant to the Partnership Agreement between CCK and Plaintiff. CCK has assigned the proceeds of its put option to the Company. The Company filed an answer and counterclaim denying any liability to Plaintiff, specifically alleging that all payments due to Plaintiff under the Naming Rights Agreement had been paid in full and asserting a counterclaim for amounts owing on the put option under the Partnership Agreement. Plaintiff filed a motion for summary judgment which was argued on February 6, 2004, and on March 10, 2004 the Chancellor granted the Plaintiff’s motion, requiring the Company to make payments (including $4.1 million then payable to date) under the Naming Rights Agreement in cash and finding that conditions to the satisfaction of the Company’s put option have not been met. In addition, the Chancellor authorized an award of approximately $165,819 in legal fees to the Plaintiff. The Company has appealed these decisions and will continue to vigorously assert its rights in this litigation. Because the Company continued to recognize the expense under the Naming Rights Agreement, payment of the accrued amounts described above under the Naming Rights Agreement will not affect the Company’s results of operations.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. As of September 30, 2004, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

As previously announced, the Company has plans to develop a Gaylord hotel and has a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, and receipt of necessary building permits and other authorizations. Subject to the contingencies described above, the Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to this development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to the Company upon completion of the project. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

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

19. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Hospitality	$113,725	$82,797	$337,008	$272,502
Opry and Attractions	18,352	15,259	47,749	45,310
ResortQuest	63,730	—	171,878	—
Corporate and Other	117	45	243	139

Total	$195,924	$98,101	$556,878	$317,951

Depreciation and amortization:
Hospitality	$15,387	$11,833	$42,756	$34,991
Opry and Attractions	1,292	1,215	3,918	3,851
ResortQuest	2,481	—	7,396	—
Corporate and Other	1,151	1,519	3,711	4,602

Total	$20,311	$14,567	$57,781	$43,444

Operating income (loss):
Hospitality	$2,215	$5,215	$27,740	$34,622
Opry and Attractions	967	825	(794)	(610)
ResortQuest	7,743	—	10,598	—
Corporate and Other	(9,449)	(10,654)	(32,433)	(31,379)
Preopening costs	(223)	(3,283)	(14,239)	(7,111)
Impairment and other charges	—	(856)	(1,212)	(856)
Restructuring charges	—	—	(78)	—

Total operating income (loss)	1,253	(8,753)	(10,418)	(5,334)
Interest expense, net of amounts capitalized	(14,850)	(10,476)	(39,011)	(31,139)
Interest income	371	742	1,031	1,773
Unrealized gain (loss) on Viacom stock	(23,766)	(58,976)	(119,052)	(27,067)
Unrealized gain (loss) on derivatives	26,317	32,976	84,314	24,016
Income (loss) from unconsolidated companies	1,587	1,491	3,383	1,806
Other gains and (losses), net	753	1,008	2,390	1,291

Income (loss) before provision (benefit) for income taxes and discontinued operations	$(8,335)	$(41,988)	$(77,363)	$(34,654)

20. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following unaudited consolidating schedules present condensed financial information of the Company, the Guarantor subsidiaries and the Non-Guarantors as of and for the three and nine months ended September 30, 2004 and 2003.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$19,686	$137,467	$50,008	$(11,237)	$195,924
Operating expenses:
Operating costs	6,688	93,949	33,239	(3,418)	130,458
Selling, general and administrative	8,733	27,508	7,312	126	43,679
Management fees	—	4,822	3,123	(7,945)	—
Preopening costs	—	223	—	—	223
Depreciation	1,345	9,640	5,019	—	16,004
Amortization	499	3,575	233	—	4,307

Operating income (loss)	2,421	(2,250)	1,082	—	1,253
Interest expense, net of amounts capitalized	(13,987)	(15,744)	(2,843)	17,724	(14,850)
Interest income	15,671	385	2,039	(17,724)	371
Unrealized gain (loss) on Viacom stock	(23,766)	—	—	—	(23,766)
Unrealized gain (loss) on derivatives	26,317	—	—	—	26,317
Income (loss) from unconsolidated companies	—	—	1,587	—	1,587
Other gains and (losses), net	731	22	—	—	753

Income (loss) before provision (benefit) for income taxes and discontinued operations	7,387	(17,587)	1,865	—	(8,335)
Provision (benefit) for income taxes	1,528	(6,511)	459	—	(4,524)
Equity in subsidiaries’ (earnings) losses, net	9,051	—	—	(9,051)	—

Income (loss) from continuing operations	(3,192)	(11,076)	1,406	9,051	(3,811)
Income (loss) from discontinued operations, net of taxes	—	—	619	—	619

Net income (loss)	$(3,192)	$(11,076)	$2,025	$9,051	$(3,192)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$16,295	$42,538	$49,484	$(10,216)	$98,101
Operating expenses:
Operating costs	5,995	27,470	32,426	(2,364)	63,527
Selling, general and administrative	7,817	10,184	6,645	(25)	24,621
Management fees	—	3,599	4,487	(8,086)	—
Preopening costs	—	3,283	—	—	3,283
Impairment and other charges	856	—	—	—	856
Depreciation	1,333	5,761	6,141	—	13,235
Amortization	789	156	387	—	1,332

Operating income (loss)	(495)	(7,915)	(602)	259	(8,753)
Interest expense, net of amounts capitalized	(9,656)	(5,448)	(5,367)	9,995	(10,476)
Interest income	8,328	265	2,144	(9,995)	742
Unrealized gain (loss) on Viacom stock	(58,976)	—	—	—	(58,976)
Unrealized gain (loss) on derivatives	32,976	—	—	—	32,976
Income (loss) from unconsolidated companies	—	—	1,491	—	1,491
Other gains and (losses), net	1,011	(10)	7	—	1,008

Income (loss) before provision (benefit) for income taxes and discontinued operations	(26,812)	(13,108)	(2,327)	259	(41,988)
Provision (benefit) for income taxes	(10,968)	(5,019)	(2,503)	—	(18,490)
Equity in subsidiaries’ (earnings) losses, net	(27,496)	—	—	27,496	—

Income (loss) from continuing operations	11,652	(8,089)	176	(27,237)	(23,498)
Income (loss) from discontinued operations, net of taxes	—	928	34,481	(259)	35,150

Net income (loss)	$11,652	$(7,161)	$34,657	$(27,496)	$11,652

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$54,886	$386,730	$149,911	$(34,649)	$556,878
Operating expenses:
Operating costs	17,555	249,365	97,875	(9,948)	354,847
Selling, general and administrative	28,689	87,782	22,668	—	139,139
Management fees	—	14,549	10,152	(24,701)	—
Preopening costs	—	14,239	—	—	14,239
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges	78	—	—	—	78
Depreciation	4,154	30,824	16,280	—	51,258
Amortization	1,662	4,135	726	—	6,523

Operating income (loss)	2,748	(15,376)	2,210	—	(10,418)
Interest expense, net of amounts capitalized	(41,046)	(39,118)	(8,620)	49,773	(39,011)
Interest income	43,754	1,009	6,041	(49,773)	1,031
Unrealized gain (loss) on Viacom stock	(119,052)	—	—	—	(119,052)
Unrealized gain (loss) on derivatives	84,314	—	—	—	84,314
Income (loss) from unconsolidated companies	—	—	3,383	—	3,383
Other gains and (losses), net	2,420	(31)	1	—	2,390

Income (loss) before provision (benefit) for income taxes and discontinued operations	(26,862)	(53,516)	3,015	—	(77,363)
Provision (benefit) for income taxes	(12,839)	(18,797)	(370)	—	(32,006)
Equity in subsidiaries’ (earnings) losses, net	30,715	—	—	(30,715)	—

Income (loss) from continuing operations	(44,738)	(34,719)	3,385	30,715	(45,357)
Income (loss) from discontinued operations, net of taxes	—	—	619	—	619

Net income (loss)	$(44,738)	$(34,719)	$4,004	$30,715	$(44,738)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$48,371	$148,826	$151,562	$(30,808)	$317,951
Operating expenses:
Operating costs	16,250	86,321	97,265	(7,903)	191,933
Selling, general and administrative	25,879	33,199	20,932	(69)	79,941
Management fees	—	11,123	11,713	(22,836)	—
Preopening costs	—	7,111	—	—	7,111
Impairment and other charges	856	—	—	—	856
Depreciation	4,161	17,394	18,106	—	39,661
Amortization	2,324	467	992	—	3,783

Operating income (loss)	(1,099)	(6,789)	2,554	—	(5,334)
Interest expense, net of amounts capitalized	(28,092)	(20,086)	(16,477)	33,516	(31,139)
Interest income	27,989	957	6,343	(33,516)	1,773
Unrealized gain (loss) on Viacom stock	(27,067)	—	—	—	(27,067)
Unrealized gain (loss) on derivatives	24,016	—	—	—	24,016
Income (loss) from unconsolidated companies	—	—	1,806	—	1,806
Other gains and (losses), net	1,321	(10)	(20)	—	1,291

Income (loss) before provision (benefit) income taxes and discontinued operations	(2,932)	(25,928)	(5,794)	—	(34,654)
Provision (benefit) for income taxes	(949)	(9,820)	(4,500)	—	(15,269)
Equity in subsidiaries’ (earnings) losses, net	(18,724)	—	—	18,724	—

Income (loss) from continuing operations	16,741	(16,108)	(1,294)	(18,724)	(19,385)
Income (loss) from discontinued operations, net of taxes	—	977	35,149	—	36,126

Net income (loss)	$16,741	$(15,131)	$33,855	$(18,724)	$16,741

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$34,826	$(38)	$1,238	$—	$36,026
Cash and cash equivalents — restricted	5,293	17,047	14,708	—	37,048
Trade receivables, net	479	22,523	13,091	—	36,093
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	8,918	1,714	952	—	11,584
Other current assets	6,340	18,147	4,605	—	29,092
Intercompany receivables, net	989,241	—	32,998	(1,022,239)	—
Current assets of discontinued operations	—	—	—	—	—

Total current assets	1,071,962	59,393	67,592	(1,022,239)	176,708
Property and equipment, net of accumulated depreciation	86,124	912,986	342,949	—	1,342,059
Intangible assets, net of accumulated amortization	46	26,455	3	—	26,504
Goodwill	—	168,227	—	—	168,227
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	673,623	16,747	67,727	(321,108)	436,989
Estimated fair value of derivative assets	214,328	—	—	—	214,328
Long-term deferred financing costs	53,345	627	41	—	54,013
Other long-term assets	6,431	12,203	9,689	—	28,323

Total assets	$2,107,339	$1,235,749	$488,001	$(1,343,347)	$2,487,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$368	$22	$8,004	$—	$8,394
Accounts payable and accrued liabilities	47,817	80,274	22,786	(420)	150,457
Intercompany payables, net	—	1,140,684	(118,700)	(1,021,984)	—
Current liabilities of discontinued operations	—	(23)	1,710	—	1,687

Total current liabilities	48,185	1,220,957	(86,200)	(1,022,404)	160,538
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	351,935	164	185,174	—	537,273
Deferred income taxes	156,956	12,907	47,403	—	217,266
Estimated fair value of derivative liabilities	2,625	—	—	—	2,625
Other long-term liabilities	60,235	22,295	(82)	165	82,613
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	398	3,337	2	(3,339)	398
Additional paid-in capital	651,259	234,997	151,926	(386,923)	651,259
Retained earnings	241,170	(258,932)	189,778	69,154	241,170
Other stockholders’ equity	(18,478)	24	—	—	(18,454)

Total stockholders’ equity	874,349	(20,574)	341,706	(321,108)	874,373

Total liabilities and stockholders’ equity	$2,107,339	$1,235,749	$488,001	$(1,343,347)	$2,487,742

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$116,413	$2,958	$1,594	$—	$120,965
Cash and cash equivalents — restricted	4,651	17,738	15,334	—	37,723
Trade receivables, net	464	21,753	21,122	(17,238)	26,101
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,903	2,333	1,517	—	8,753
Other current assets	6,271	10,656	3,323	(129)	20,121
Intercompany receivables, net	838,904	—	46,645	(885,549)	—
Current assets of discontinued operations	—	—	19	—	19

Total current assets	998,471	55,438	89,554	(902,916)	240,547
Property and equipment, net	87,157	860,144	350,227	—	1,297,528
Intangible assets, net of accumulated amortization	160	29,341	4	—	29,505
Goodwill	—	169,642	—	—	169,642
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	837,418	16,747	64,345	(365,852)	552,658
Estimated fair value of derivative assets	146,278	—	—	—	146,278
Long-term deferred financing costs	73,569	810	775	—	75,154
Other long-term assets	7,830	10,990	10,287	—	29,107

Total assets	$2,152,363	$1,182,223	$515,192	$(1,268,768)	$2,581,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$558	$22	$8,004	$—	$8,584
Accounts payable and accrued liabilities	35,080	138,032	(629)	(17,531)	154,952
Intercompany payables, net	—	971,587	(86,038)	(885,549)	—
Current liabilities of discontinued operations	—	23	2,907	—	2,930

Total current liabilities	35,638	1,109,664	(75,756)	(903,080)	166,466
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	348,797	201	191,177	—	540,175
Deferred income taxes	165,247	38,140	49,115	—	252,502
Estimated fair value of derivative liabilities	21,969	—	—	—	21,969
Other long-term liabilities	60,724	18,337	1	164	79,226
Long-term liabilities of discontinued operations	—	825	—	—	825
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	394	3,337	2	(3,339)	394
Additional paid-in capital	639,839	234,997	165,955	(400,952)	639,839
Retained earnings	285,908	(224,213)	185,774	38,439	285,908
Other stockholders’ equity	(19,207)	935	(1,076)	—	(19,348)

Total stockholders’ equity	906,934	15,056	350,655	(365,852)	906,793

Total liabilities and stockholders’ equity	$2,152,363	$1,182,223	$515,192	$(1,268,768)	$2,581,010

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities — continuing operations	$(82,495)	$93,915	$13,629	$—	$25,049
Net cash provided by (used in) operating activities — discontinued operations	—	(46)	(163)	—	(209)

Net cash provided by (used in) operating activities	(82,495)	93,869	13,466	—	24,840
Purchases of property and equipment	(4,254)	(94,911)	(8,333)	—	(107,498)
Other investing activities	(160)	(2,499)	(29)	—	(2,688)

Net cash provided by (used in) investing activities — continuing operations	(4,414)	(97,410)	(8,362)	—	(110,186)
Net cash provided by (used in) investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	(4,414)	(97,410)	(8,362)	—	(110,186)
Repayment of long-term debt	—	—	(6,003)	—	(6,003)
Deferred financing costs paid	(718)	(108)	(83)	—	(909)
Decrease (increase) in restricted cash and cash equivalents	(642)	691	626	—	675
Proceeds from exercise of stock option and purchase plans	7,169	—	—	—	7,169
Other financing activities, net	(487)	(38)	—	—	(525)

Net cash provided by (used in) financing activities — continuing operations	5,322	545	(5,460)	—	407
Net cash provided by (used in) financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	5,322	545	(5,460)	—	407

Net change in cash and cash equivalents	(81,587)	(2,996)	(356)	—	(84,939)
Cash and cash equivalents at beginning of period	116,413	2,958	1,594	—	120,965

Cash and cash equivalents at end of period	$34,826	$(38)	$1,238	$—	$36,026

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities — continuing operations	$128,538	$(64,306)	$(19,781)	$—	$44,451
Net cash provided by (used in) operating activities — discontinued operations	—	23,387	(20,863)	—	2,524

Net cash provided by (used in) operating activities	128,538	(40,919)	(40,644)	—	46,975
Purchases of property and equipment	(3,266)	(155,354)	(8,808)	—	(167,428)
Other investing activities	(2,075)	167	(670)	—	(2,578)

Net cash provided by (used in) investing activities — continuing operations	(5,341)	(155,187)	(9,478)	—	(170,006)
Net cash provided by (used in) investing activities — discontinued operations	—	—	59,485	—	59,485

Net cash provided by (used in) investing activities	(5,341)	(155,187)	50,007	—	(110,521)
Repayment of long-term debt	(60,000)	—	(12,003)	—	(72,003)
Proceeds from issuance of long-term debt	—	200,000	—	—	200,000
Deferred financing costs paid	—	(7,793)	—	—	(7,793)
Decrease (increase) in restricted cash and cash equivalents	(133,763)	—	2,543	—	(131,220)
Proceeds from exercise of stock option and purchase plans	1,287	—	—	—	1,287
Other financing activities, net	(484)	854	(861)	—	(491)

Net cash provided by (used in) financing activities — continuing operations	(192,960)	193,061	(10,321)	—	(10,220)
Net cash provided by (used in) financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash provided by (used in) financing activities	(192,960)	193,061	(10,415)	—	(10,314)

Net change in cash and cash equivalents	(69,763)	(3,045)	(1,052)	—	(73,860)
Cash and cash equivalents at beginning of period	92,896	3,644	2,092	—	98,632

Cash and cash equivalents at end of period	$23,133	$599	$1,040	$—	$24,772

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Current Operations

Our operations are organized into four principal business segments:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center on Lake Grapevine (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.

During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”) to Cumulus Media, Inc. (“Cumulus”). The Radio Operations were previously included in a separate business segment, Media, along with WSM-AM. Although the Radio Operations are included in discontinued operations for the three and nine months ended September 30, 2003, WSM-AM is now grouped in the Opry and Attractions segment for all periods presented. During the fourth quarter of 2003, we completed the disposition of our ownership interests in the Oklahoma RedHawks, and the financial results of this business are included in discontinued operations for the three and nine months ended September 30, 2003.

The acquisition of ResortQuest International, Inc. was completed on November 20, 2003. The results of operations of ResortQuest have been included in our financial results beginning November 20, 2003.

For the three and nine months ended September 30, our total revenues were divided among these business segments as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Segment	2004	2003	2004	2003
Hospitality	58.1%	84.4%	60.5%	85.7%
ResortQuest	32.5%	n/a	30.9%	n/a
Opry and Attractions	9.4%	15.6%	8.6%	14.3%
Corporate and Other	—	—	—	—

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

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Our business is also exposed to risks related to tourism, including adverse weather conditions, terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our hotels and other vacation properties are located are also important risks to our business.

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

Overall Outlook

Hotel Development Activities

We have invested heavily in our operations in the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, primarily in connection with the opening of the Gaylord Palms in 2002, the continued construction of the Gaylord Texan in 2003 and early 2004 and opening in April 2004, and the ResortQuest acquisition, which was consummated on November 20, 2003. Due to the opening of the Gaylord Texan on April 2, 2004, our investments in 2004 will consist primarily of ongoing capital improvements and build-out of the Gaylord Texan rather than construction commitments for non-operating properties. We believe that the Gaylord Texan will have a significant impact on our operating results in 2004, given that it will be in operation for over eight months of the fiscal year.

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, and receipt of necessary building permits and other authorizations. Subject to the contingencies described above, we currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

ResortQuest

Inclusion of a full year of operations of our ResortQuest subsidiary will significantly impact our financial results. Only the results of operations of ResortQuest since November 20, 2003 have been included in our historical financial results.

In addition, the approximately 2,000 ResortQuest units taken out of service due to damage suffered as a result of the five hurricanes that struck the Southeast during August and September 2004 will continue to negatively affect ResortQuest’s revenues in the fourth quarter of 2004. Future results may be impacted by any delays in returning these units to service.

Other Factors Affecting Our Overall Outlook

From January 1, 2000 to July 8, 2004, we accounted for our investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because our ownership interest in Bass Pro increased to a level exceeding 20%, we were required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to begin accounting for our investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.

This change in accounting principle increased net income and net income per share for the three months and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income	$1,246	$909	$2,389	$1,101
Net income per share — fully diluted	$0.03	$0.03	$0.06	$0.03

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three and nine month periods ended September 30, 2004 and 2003. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

(in thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2004	%		2003	%		2004	%		2003	%
Revenues:
Hospitality	$113,725	58.1		$82,797	84.4		$337,008	60.5		$272,502	85.7
Opry and Attractions	18,352	9.4		15,259	15.6		47,749	8.6		45,310	14.3
ResortQuest	63,730	32.5		—	—		171,878	30.9		—	—
Corporate and other	117	—		45	—		243	—		139	—

Total revenues	195,924	100.0		98,101	100.0		556,878	100.0		317,951	100.0

Operating expenses:
Operating costs	130,458	66.6		63,527	64.8		354,847	63.7		191,933	60.4
Selling, general & administrative	43,679	22.3		24,621	25.1		139,139	25.0		79,941	25.1
Preopening costs	223	0.1		3,283	3.3		14,239	2.6		7,111	2.2
Impairment and other charges	—	0.0		856	—		1,212	0.2		856	—
Restructuring charges	—	—		—	—		78	—		—	—
Depreciation and amortization:
Hospitality	15,387	7.9		11,833	12.1		42,756	7.7		34,991	11.0
Opry and Attractions	1,292	0.7		1,215	1.2		3,918	0.7		3,851	1.2
ResortQuest	2,481	1.3		—	—		7,396	1.3		—	—
Corporate and other	1,151	0.6		1,519	1.5		3,711	0.7		4,602	1.4

Total depreciation and amortization	20,311	10.4		14,567	14.8		57,781	10.4		43,444	13.7

Total operating expenses	194,671	99.4		106,854	108.9		567,296	101.9		323,285	101.7

Operating income (loss):
Hospitality	2,215	1.9		5,215	6.3		27,740	8.2		34,622	12.7
Opry and Attractions	967	5.3		825	5.4		(794)	(1.7)		(610)	(1.3)
ResortQuest	7,743	12.1		—	—		10,598	6.2		—	—
Corporate and other	(9,449)	(A	)	(10,654)	(A	)	(32,433)	(A	)	(31,379)	(A	)
Preopening costs	(223)	(B	)	(3,283)	(B	)	(14,239)	(B	)	(7,111)	(B	)
Impairment and other charges	—	(B	)	(856)	(B	)	(1,212)	(B	)	(856)	(B	)
Restructuring charges	—	(B	)	—	(B	)	(78)	(B	)	—	—

Total operating income (loss)	1,253	0.6		(8,753)	(8.9)		(10,418)	(1.9)		(5,334)	(1.7)
Interest expense, net of amounts capitalized	(14,850)	(C	)	(10,476)	(C	)	(39,011)	(C	)	(31,139)	(C	)
Interest income	371	(C	)	742	(C	)	1,031	(C	)	1,773	(C	)
Unrealized gain (loss) on Viacom stock and derivatives, net	2,551	(C	)	(26,000)	(C	)	(34,738)	(C	)	(3,051)	(C	)
Income (loss) from unconsolidated companies	1,587	(C	)	1,491	(C	)	3,383	(C	)	1,806	(C	)
Other gains and (losses), net	753	(C	)	1,008	(C	)	2,390	(C	)	1,291	(C	)
(Provision) benefit for income taxes	4,524	(C	)	18,490	(C	)	32,006	(C	)	15,269	(C	)
Income (loss) from discontinued operations, net of taxes	619	(C	)	35,150	(C	)	619	(C	)	36,126	(C	)

Net income (loss)	$(3,192)	(C	)	$11,652	(C	)	$(44,738)	(C	)	$16,741	(C	)

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

Summary Financial Results

Results

The following table summarizes our financial results for the three and nine months ended September 30, 2004 and 2003:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except per share data)
Total revenues	$195,924	$98,101	99.7%	$556,878	$317,951	75.1%
Total operating expenses	$194,671	$106,854	82.2%	$567,296	$323,285	75.5%
Operating income (loss)	$1,253	$(8,753)	114.3%	$(10,418)	$(5,334)	-95.3%
Net income (loss)	$(3,192)	$11,652	-127.4%	$(44,738)	$16,741	-367.2%
Net income (loss) per share — fully diluted	$(0.08)	$0.34	-123.5%	$(1.13)	$0.50	-326.0%

Total Revenues

The increase in our total revenues for the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003, is attributable to the increase in our Hospitality segment revenues associated with the opening of the Gaylord Texan (an increase of $30.9 million for the three months, and an increase of $64.5 million for the nine months, ended September 30, 2004, as compared to the same periods in 2003), described more fully below, and to the inclusion of revenues from our ResortQuest segment ($63.7 million for the three months, and $171.9 million for the nine months, ended September 30, 2004).

Total Operating Expenses

The increase in our total operating expenses for the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003, is primarily due to increased Hospitality segment operating expenses associated with the opening of the Gaylord Texan (excluding preopening costs, an increase in total Hospitality operating expenses of $34.0 million for the three months and $71.4 million for the nine months ended September 30, 2004), and the inclusion of operating expenses relating to our ResortQuest segment (total ResortQuest operating expenses of $56.0 million for the three months and $161.3 million for the nine months ended September 30, 2004).

Operating Income (Loss)

The operating income experienced in the three months ended September 30, 2004, as compared to the operating loss experienced in the same period in 2003, was primarily due to the operating income of our ResortQuest business segment ($7.7 million in the three months ended September 30, 2004) and reduced preopening costs associated with the Gaylord Texan ($0.2 million in the three months ended September 30, 2004, as compared to $3.3 million in the three months ended September 30, 2003). These amounts were partially offset by a reduced Hospitality business segment operating income (excluding preopening costs, operating income of $2.2 million in the three months ended September 30, 2004, as compared to $5.2 million in the three months ended September 30, 2003).

The increased operating loss experienced in the nine months ended September 30, 2004, as compared to the same period in 2003, was primarily due to increased preopening costs associated with the Gaylord Texan ($14.2 million in the nine months ended September 30, 2004, as compared to $7.1 million in the nine months ended September 30, 2003) and a reduced Hospitality business segment operating income (excluding preopening costs, operating income of $27.7 million in the nine months ended September 30, 2004, as compared to $34.6 million in the nine months ended September 30, 2003). Our ResortQuest business segment’s operating income of $10.6 million for the nine months ended September 30, 2004 served to partially offset the items described above.

Net Income (Loss)

Our net loss for the three months ended September 30, 2004, as compared to our net income for the same period in 2003, is primarily due to the inclusion of $35.1 million of income from discontinued operations, net of taxes in our results of operations for the three months ended September 30, 2003 related to the Radio Operations, as well as a reduction in our (provision) benefit for income taxes in 2004 as compared to 2003 (a benefit for income taxes of $4.5 million for the three months ended September 30, 2004, as compared to a benefit for income taxes of $18.5 million for the three months ended September 20, 2003). An increase in interest expense ($14.9 million for the three months ended September 30, 2004, as compared to $10.5 million for the same period in 2003) also contributed to our net loss. However, our improved operating results described above, and an unrealized gain on Viacom stock and derivatives, net, described below, for the three months ended September 30, 2004 (as compared to an unrealized loss on Viacom stock and derivatives, net, for the same period in 2003) served to partially offset the amount of our net loss in this period.

Our net loss for the nine months ended September 30, 2004, as compared to our net income for the same period in 2003, is due in part to the inclusion of $36.1 million of income from discontinued operations, net of taxes in our results of operations for the comparable period in 2003. In addition, the increase in size of our unrealized loss on Viacom stock and derivatives, net, described below, for the nine months ended September 30, 2004 (as compared to the same period in 2003), an increase in interest expense ($39.0 million for the nine months ended September 30, 2004, as compared to $31.1 million for the same period in 2003), and an increase in the size of our operating loss, described above, increased the amount of our net loss in this period. However, an increase in the amount of our benefit for income taxes ($32.0 million for the nine months ended September 30, 2004, as compared to $15.3 million for the same period in 2003), partially offset the size of our net loss in this period.

Results on a per share basis for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, were impacted by a higher weighted average number of shares outstanding, due to the issuance of 5,318,363 shares in the fourth quarter of 2003 in the ResortQuest acquisition.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	Our opening of the Gaylord Texan in April 2004 and the resulting addition of revenues and expenses for the three and nine months ended September 30, 2004. In addition, we incurred preopening costs of $0.2 million for the three months ended September 30, 2004 and $14.2 million for the nine months ended September 30, 2004 associated with the opening of the Gaylord Texan.

•	The ResortQuest acquisition, which was completed on November 20, 2003, and the resulting addition of revenues and expenses for the three and nine months ended September 30, 2004 associated with the ResortQuest segment.

•	For the three months ended September 30, 2004, relatively flat overall Hospitality occupancy rates combined with a slightly decreased ADR, which resulted in a slight decrease in Hospitality RevPAR for this period.

•	For the nine months ended September 30, 2004, slightly decreased overall Hospitality occupancy rates combined with a slightly decreased ADR, which resulted in a decrease in Hospitality RevPAR for this period.

•	Improved food and beverage, banquet and catering services at our hotels for the three and nine months ended September 30, 2004, which positively impacted Total RevPAR at our hotels and served to lessen the impact on Total RevPAR of the decreased ADR and RevPAR of the Hospitality segment during the three and nine months ended September 30, 2004.

•	As a result of the five hurricanes that struck the Southeast during August and September 2004, many travelers canceled or postponed vacation trips. Additionally, approximately 2,000 ResortQuest units were taken out of service due to hurricane damage. As a result, ResortQuest revenues and operating income were negatively impacted during the three months ended September 30, 2004.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2004 and 2003:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$113,725	$82,797	37.4%	$337,008	$272,502	23.7%
Hospitality operating expenses:
Operating costs	77,008	51,450	49.7%	205,506	157,243	30.7%
Selling, general and administrative	19,115	14,299	33.7%	61,006	45,646	33.7%
Depreciation and amortization	15,387	11,833	30.0%	42,756	34,991	22.2%

Total Hospitality operating expenses	111,510	77,582	43.7%	309,268	237,880	30.0%

Hospitality operating income (loss) (2)	$2,215	$5,215	-57.5%	$27,740	$34,622	-19.9%

Hospitality performance metrics:
Occupancy	70.8%	70.5%	0.4%	71.1%	73.1%	-2.7%
ADR	$130.03	$133.26	-2.4%	$140.88	$142.87	-1.4%
RevPAR(3)	$92.07	$93.90	-1.9%	$100.12	$104.42	-4.1%
Total RevPAR(4)	$202.61	$196.07	3.3%	$219.89	$217.50	1.1%
Net Definite Room Nights Booked	288,000	308,000	-6.5%	907,000	742,000	22.2%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel but only include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, is primarily due to the inclusion of revenues from the Gaylord Texan after its April 2, 2004 opening.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, is attributable to an increase in both Hospitality segment operating costs and Hospitality segment selling, general and administrative expenses, described below.

Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, due primarily to operating costs related to the recently opened Gaylord Texan. Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to increased selling, general and administrative expenses related to the Gaylord Texan. Total Hospitality depreciation and amortization expense also increased in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, due to the opening of the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2004 and 2003 and only include the results of the Gaylord Texan from April 2, 2004, its date of opening.

     Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$50,008	$49,420	1.2%	$149,911	$151,498	-1.0%
Operating expense data:
Operating costs	$31,799	$31,005	2.6%	$93,564	$92,912	0.7%
Selling, general and administrative	$7,313	$6,596	10.9%	$22,669	$20,932	8.3%
Hospitality performance metrics:
Occupancy	72.6%	70.7%	2.7%	69.8%	72.2%	-3.3%
ADR	$130.89	$132.25	-1.0%	$136.38	$135.16	0.9%
RevPAR	$95.07	$93.46	1.7%	$95.17	$97.64	-2.5%
Total RevPAR	$188.67	$186.45	1.2%	$189.93	$192.67	-1.4%

The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended September 30, 2004, as compared to the same period in 2003, is due to higher occupancy rates at the hotel, although a slight decrease in ADR partially offset these higher occupancy rates. The increase in occupancy rates was primarily due to stronger group business during the period. Despite the increases in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended September 30, 2004, Gaylord Opryland revenue, RevPAR and Total RevPAR for the nine months ended September 30, 2004 decreased slightly due to lower occupancy rates for the six months ended September 30, 2004 (as compared to the same period in 2003).

The slight increase in operating costs at Gaylord Opryland in the three month period ended September 30, 2004, as compared to the same period in 2003, was due to the increased levels of occupancy at the hotel. This increase, combined with decreased operating costs associated with lower occupancy levels in the first six months of 2004, resulted in relatively unchanged operating costs for the nine months ended September 30, 2004, as compared to the same period in 2003. Selling, general and administrative expenses at Gaylord Opryland in the three and nine months ended September 30, 2004 increased from the same periods in 2003 due to increased selling expenses related to group promotions and national sales efforts and increased levels of customer satisfaction bonuses paid to front-line employees, as well as, for the nine months ended September 30, 2004, non-recurring payroll expenses associated with management changes at the hotel and other one-time compensation expenses.

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$29,064	$31,507	-7.8%	$117,551	$115,806	1.5%
Operating expense data:
Operating costs	$19,129	$19,440	-1.6%	$64,006	$61,575	3.9%
Selling, general and administrative	$7,726	$7,323	5.5%	$25,211	$23,624	6.7%
Hospitality performance metrics:
Occupancy	62.6%	70.0%	-10.6%	75.6%	76.2%	-0.8%
ADR	$138.28	$147.17	-6.0%	$165.63	$169.57	-2.3%
RevPAR	$86.60	$103.00	-15.9%	$125.20	$129.28	-3.2%
Total RevPAR	$224.69	$243.58	-7.8%	$305.13	$301.71	1.1%

The decrease in Gaylord Palms revenue and RevPAR in the three months ended September 30, 2004, as compared to the same period in 2003, is partially due to lower occupancy rates at the hotel resulting from fewer advance group bookings for the period. In addition, reduced transient rates made available to hurricane evacuees during the period served to reduce the hotel’s ADR during this period. These factors also served to reduce the hotel’s RevPAR for the period, although the hotel’s food and beverage and other ancillary revenue served to lessen the decrease in the hotel’s Total RevPAR for the three months ended September 30, 2004, as compared to the same period in 2003.

A relatively flat occupancy rate at Gaylord Palms for the nine months ended September 30, 2004 combined with a slightly lower ADR for the period resulted in a decrease in RevPAR for the first nine months of 2004, as compared to the first nine months of 2003. Strong food and beverage and other ancillary service revenue caused an increase in Total RevPAR at the hotel for the nine months ended September 30, 2004, as compared to the same period in 2003.

Operating costs for the three months ended September 30, 2004, as compared to the same period in 2003, declined slightly as a result of the lower occupancy levels experienced by the hotel. Operating costs for the nine months ended September 30, 2004, as compared to the same period in 2003, increased slightly due to higher costs associated with increased occupancy during the first six months of 2004 (as compared to the same period in 2003). The hotel’s selling, general and administrative expense for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, increased due to increased marketing initiatives and the addition of marketing and administrative positions.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands, except percentages and performance metrics)
Total revenues	$32,808	n/a	$64,107	n/a
Operating expense data:
Operating costs	$25,241	n/a	$45,120	n/a
Selling, general and administrative	$3,713	n/a	$11,980	n/a
Hospitality performance metrics:
Occupancy	75.7%	n/a	69.9%	n/a
ADR	$130.25	n/a	$132.74	n/a
RevPAR	$98.60	n/a	$92.82	n/a
Total RevPAR	$236.00	n/a	$233.11	n/a

The results of operations of the Gaylord Texan only include its results from its date of opening, April 2, 2004. Accordingly, while the revenues and operating expenses of the Gaylord Texan for the three months ended September 30, 2004 reflect a full three months of operations, the revenues and operating expenses of the Gaylord Texan for the nine months ended September 30, 2004 were impacted by the fact that the hotel was not in operation from January through March, 2004.

Despite the expected lower occupancy levels experienced in its first few months of operations, the hotel was required to be staffed at its ordinary staffing levels, which adversely impacted the hotel’s operating expenses for the nine months ended September 30, 2004. Guest and event planner reviews of the hotel have been favorable, and management believes that the hotel is beginning to achieve operating efficiencies.

     Radisson Hotel at Opryland Results. The results of the Radisson Hotel at Opryland for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$1,845	$1,870	-1.3%	$5,439	$5,198	4.6%
Operating expense data:
Operating costs	$839	$1,005	-16.5%	$2,816	$2,756	2.2%
Selling, general and administrative	$363	$380	-4.5%	$1,146	$1,090	5.1%
Hospitality performance metrics:
Occupancy	67.0%	70.7%	-5.2%	66.1%	66.5%	-0.6%
ADR	$84.08	$79.01	6.4%	$83.29	$80.35	3.7%
RevPAR	$56.37	$55.83	1.0%	$55.05	$53.40	3.1%
Total RevPAR	$66.20	$67.08	-1.3%	$65.34	$62.84	4.0%

The decrease in our Radisson hotel revenue in the three months ended September 30, 2004, as compared to the same period in 2003, is due to decreased occupancy at the hotel. However, an increased ADR for the period, as compared to 2003, served to increase the hotel’s RevPAR for the period, as compared to 2003. The increase in our Radisson hotel revenue, RevPAR and Total RevPAR in the nine months ended September 30, 2004, as compared to the same period in 2003, is due to relatively consistent occupancy and an increased ADR at the hotel for the period.

The decrease in operating costs and selling, general and administrative expense at the Radisson hotel in the three month period ended September 30, 2004, as compared to the same period in 2003, was due to lower occupancy levels at the hotel. The decrease in operating costs and selling, general and administrative expense at the Radisson hotel in the three month period ended September 30, 2004, served to partially offset the increase in the hotel’s operating costs and selling, general and administrative expense for the nine months ended September 30, 2004 (as compared to the same period in 2003).

ResortQuest Segment

     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003(1)	2004	2003(1)
	(In thousands, except percentages and performance metrics)
Total revenues	$63,730	n/a	$171,878	n/a
Operating expenses:
Operating costs	39,682	n/a	111,835	n/a
Selling, general and administrative	13,824	n/a	42,049	n/a
Depreciation and amortization	2,481	n/a	7,396	n/a

Operating income (loss)	$7,743	n/a	$10,598	n/a

ResortQuest performance metrics:
Occupancy	57.0%	n/a	56.0%	n/a
ADR	$176.02	n/a	$151.39	n/a
RevPAR (2)	$100.30	n/a	$84.71	n/a
Total Units Under Management	18,346	n/a	18,346	n/a

(1)	On November 20, 2003, we completed our acquisition of ResortQuest. The results of operations of ResortQuest are included in our financial results for the three and nine months ended September 30, 2004, but are not included in our financial results for the three and nine months ended September 30, 2003.

(2)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.

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

     Operating Expenses. ResortQuest operating expenses were $56.0 million in the three months ended, and $161.3 million in the nine months ended, September 30, 2004. These expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs.

Opry and Attractions Segment

     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and nine months ended September 30, 2004 and 2003:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Total revenues	$18,352	$15,259	20.3%	$47,749	$45,310	5.4%
Operating expense data:
Operating costs	11,722	10,055	16.6%	31,373	28,693	9.3%
Selling, general and administrative	4,371	3,164	38.1%	13,252	13,376	-0.9%
Depreciation and amortization	1,292	1,215	6.3%	3,918	3,851	1.7%

Operating income (loss) (1)	$967	$825	17.2%	$(794)	$(610)	-30.2%

(1)	Opry and Attractions operating income (loss) for the nine months ended September 30, 2004 excludes the effects of an impairment charge of $1.2 million recorded during this period. See the discussion of impairment and other charges set forth below.

The increase in revenues in the Opry and Attractions segment for the three months ended September 30, 2004, as compared to the same period in 2003, is due in part to incremental revenues associated with the inaugural Grand Ole Opry American Road Show series of concert dates, as well as increased business at Corporate Magic, our corporate event planning business. The increase in revenues in the Opry and Attractions segment for the nine months ended September 30, 2004, as compared to the same period in 2003, is primarily due to increased attendance at our Nashville attractions.

The increase in Opry and Attractions operating costs, which included the Media group in 2003, for the three and nine months ended September 30, 2004, and the increase in Opry and Attractions selling, general and administrative expense for the three months ended September 30, 2004, as compared to the same periods in 2003, was due primarily to increased costs necessary to service the additional revenues in such periods.

Corporate and Other Segment

     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2004 and 2003:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Total revenues	$117	$45	160.0%	$243	$139	74.8%
Operating expense data:
Operating costs	2,046	2,022	1.2%	6,133	5,997	2.3%
Selling, general and administrative	6,369	7,158	-11.0%	22,832	20,919	9.1%
Depreciation and amortization	1,151	1,519	-24.2%	3,711	4,602	-19.4%

Operating income (loss) (1)	$(9,449)	$(10,654)	11.3%	$(32,433)	$(31,379)	-3.4%

(1)	Corporate and Other operating loss for the nine months ended September 30, 2004 excludes the effects of an adjustment to restructuring charges of $0.1 million recorded during this period. See the discussion of restructuring charges set forth below.

Corporate and Other group revenue consists of rental income and corporate sponsorships.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, remained relatively unchanged in the three and nine months ended September 30, 2004, as compared to the same periods in 2003. Corporate and Other selling, general and administrative expenses, which consist primarily of the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to a reduction in franchise tax expense as a result of tax law changes in Tennessee. Corporate and Other selling, general and administrative expenses increased in the nine months ended September 30, 2004, as compared to the same period in 2003, due primarily to increased consulting fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and nine months ended September 30, 2004 decreased from the same periods in 2003.

Operating Results — Preopening costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs decreased $3.1 million to $0.2 million in the three months ended September 30, 2004, as compared to the same period in 2003 due to the opening of the Gaylord Texan in April 2004. For the nine months ended September 30, 2004, preopening costs primarily associated with the opening of the Gaylord Texan were $14.2 million, as compared to $7.1 million in the same period in 2003.

Operating Results – Impairment and other charges

We began production of an IMAX film during 2000 to portray the history of country music. During the second quarter of 2004, due to a continued decline in the revenues generated by the film, we evaluated the carrying value of the IMAX film asset based on current estimates of future cash flows. As a result, an impairment charge of $1.2 million was recorded during the second quarter of 2004 to write off the remaining carrying value of the film.

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

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three and nine months ended September 30, 2004 and 2003:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(14,850)	$(10,476)	-41.8%	$(39,011)	$(31,139)	-25.3%
Interest income	$371	$742	-50.0%	$1,031	$1,773	-41.8%
Unrealized gain (loss) on Viacom stock and derivatives, net	$2,551	$(26,000)	109.8%	$(34,738)	$(3,051)	-1,038.6%
Income (loss) from unconsolidated companies	$1,587	$1,491	6.4%	$3,383	$1,806	87.3%
Other gains and (losses), net	$753	$1,008	-25.3%	$2,390	$1,291	85.1%
Provision (benefit) for income taxes	$(4,524)	$(18,490)	75.5%	$(32,006)	$(15,269)	-109.6%
Income (loss) from discontinued operations, net of taxes	$619	$35,150	-98.2%	$619	$36,126	-98.3%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, due to higher average debt balances during 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 5.1% and 5.3% for the three months ended September 30, 2004 and 2003, respectively, and was 5.1% and 5.2% for the nine months ended September 30, 2004 and 2003, respectively.

Interest Income

The decrease in interest income during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, is due to lower cash balances invested in interest-bearing accounts in 2004.

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

For the three months ended September 30, 2004, we recorded a net pretax loss of $23.8 million related to the decrease in fair value of the Viacom stock. For the three months ended September 30, 2004, we recorded a net pretax gain of $26.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $2.6 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the three months ended September 30, 2004.

For the nine months ended September 30, 2004, we recorded a net pretax loss of $119.1 million related to the decrease in fair value of the Viacom stock. For the nine months ended September 30, 2004, we recorded a net pretax gain of $84.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $34.7 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the nine months ended September 30, 2004.

Income (loss) from Unconsolidated Companies

From January 1, 2000 to July 8, 2004, we accounted for our investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because our ownership interest in Bass Pro increased to a level exceeding 20%, we were required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to begin accounting for our investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.

This change in accounting principle resulted in an increase in net income for the three months ended September 30, 2004 and 2003 of $1.2 million and $0.9 million, respectively, and resulted in an increase in net income for the nine months ended September 30, 2004 and 2003 of $2.4 million and $1.1 million, respectively.

Other Gains and (Losses), net

Our other gains and (losses), net for the three months ended September 30, 2004 primarily consisted of the receipt of dividend distributions from our investment in Viacom stock and other miscellaneous income and expenses. Our other gains and losses for the nine months ended September 30, 2004 also included the receipt of three dividend distributions from our investment in Viacom stock. Our other gains and losses for the three and nine months ended September 30, 2003 primarily consisted of miscellaneous income and expenses.

Provision (Benefit) for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	7	9	2	9
Adjustment to deferred tax liabilities due to state tax rate adjustment	12	0	4	0

Effective tax rate	54%	44%	41%	44%

The increase in our effective tax rate for the three months ended September 30, 2004, as compared to our effective tax rate for the same period in 2003, was due primarily to a reduction of deferred tax liabilities due to the reallocation of state income.

The decrease in our effective tax rate for the nine months ended September 30, 2004, as compared to our effective tax rate for the same period in 2003, was due primarily to a higher effective state tax rate during the nine months ended September 30, 2003 as a result of additions to the state tax valuation allowance and certain non-deductible items. The impact of this higher effective state tax rate during the nine months ended September 30, 2003 was partially offset by the reduction of deferred tax liabilities during the nine months ended September 30, 2004 described above.

Income (Loss) from Discontinued Operations

We reflected the following businesses as discontinued operations in our financial results for the three and nine months ended September 30, 2003, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. Due to the fact that these businesses were disposed of in 2003 or prior years, those businesses are not included in our financial results for the three and nine months ended September 30, 2004.

     WSM-FM and WWTN(FM). During the first quarter of 2003, we committed to a plan of disposal of WSM-FM and WWTN(FM) (the “Radio Operations”). Subsequent to committing to a plan of disposal during the first quarter of 2003, we, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus in exchange for approximately $62.5 million in cash. In connection with this agreement, we also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, we, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, we finalized the sale of WSM-FM and WWTN(FM) for approximately $62.5 million. Concurrently, we also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. We continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.

     Oklahoma RedHawks. During 2002, we committed to a plan of disposal of our ownership interests in the RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, we sold our interests in the RedHawks and received cash proceeds of approximately $6.0 million.

     Acuff-Rose Music Publishing. During the second quarter of 2002, we committed to a plan of disposal of our Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, we finalized the sale of the Acuff-Rose Music Publishing entity to Sony / ATV Music Publishing for approximately $157.0 million in cash. During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in the condensed consolidated statement of operations.

     Word Entertainment. During 2001, we committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, we reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, we recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, we sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. We recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.5 million was reversed and is included in the condensed consolidated statement of operations.

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

     International Cable Networks. During the second quarter of 2001, we adopted a formal plan to dispose of our international cable networks. As part of this plan, we hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, we acquired an additional 25% ownership interest in our music networks in Argentina, increasing our ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing our interest to 67.5%.

In December 2001, we made the decision to cease funding of our cable networks in Asia and Brazil as well as our partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time we recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, we negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of our efforts to sell our international cable networks at the end of 2001, we recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by us, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million, and intangible assets of $1.0 million.

During the first quarter of 2002, we finalized a transaction to sell certain assets of our Asia and Brazil networks, including the assignment of certain transponder leases. Also during the first quarter of 2002, we ceased operations based in Argentina. The transponder lease assignment required us to guarantee lease payments in 2002 from the acquirer of these networks. As such, we recorded a lease liability for the amount of the assignee’s portion of the transponder lease.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Radio Operations	$—	$360	$—	$3,703
RedHawks	—	2,137	—	5,000

Total revenues	$—	$2,497	$—	$8,703

Operating income (loss):
Radio Operations	$—	$89	$—	$613
RedHawks	—	497	—	529

Total operating income (loss)	—	586	—	1,142

Interest expense	—	(1)	—	(1)
Interest income	—	2	—	7
Other gains and (losses):
Radio Operations	—	54,555	—	54,555
RedHawks	—	(120)	—	(134)
Acuff-Rose Music Publishing	1,015	450	1,015	450
Word Entertainment	—	1,503	—	1,503
Businesses sold to OPUBCO	—	—	—	368
International cable networks	—	497	—	497

Total other gains and (losses)	1,015	56,885	1,015	57,239

Income before provision (benefit) for income taxes	1,015	57,472	1,015	58,387
Provision (benefit) for income taxes	396	22,322	396	22,261

Income (loss) from discontinued operations	$619	$35,150	$619	$36,126

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following during the nine months ended September 30 (in thousands):

	2004	2003
Operating Cash Flows:
Net cash flows provided by (used in) operating activities - continuing operations	$25,049	$44,451
Net cash flows provided by (used in) operating activities - discontinued operations	(209)	2,524

Net cash flows provided by (used in) operating activities	24,840	46,975

Investing Cash Flows:
Purchases of property and equipment	(107,498)	(167,428)
Other	(2,688)	(2,578)

Net cash flows provided by (used in) investing activities - continuing operations	(110,186)	(170,006)
Net cash flows provided by (used in) investing activities - discontinued operations	—	59,485

Net cash flows provided by (used in) investing activities	(110,186)	(110,521)

Financing Cash Flows:
Repayment of long-term debt	(6,003)	(72,003)
Proceeds from issuance of long-term debt	—	200,000
Decrease (increase) in restricted cash and cash equivalents	675	(131,220)
Other	5,735	(6,997)

Net cash flows provided by (used in) financing activities - continuing operations	407	(10,220)
Net cash flows provided by (used in) financing activities - discontinued operations	—	(94)

Net cash flows provided by (used in) financing activities	407	(10,314)

Net change in cash and cash equivalents	$(84,939)	$(73,860)

     Cash Flows from Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2004, our net cash flows provided by operating activities - continuing operations were $25.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $34.4 million, offset by unfavorable changes in working capital of approximately $9.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of the Gaylord Texan and the timing of guest lodging versus payments received at Gaylord Opryland, as well as a significant decrease in receipts of deposits on advance bookings of vacation properties (primarily related to a seasonal decrease in advance bookings at ResortQuest ahead of the slower fall vacation months). These unfavorable changes in working capital were partially offset by the favorable timing of payment of various liabilities, including trade payables, accrued interest, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland and Gaylord Palms).

During the nine months ended September 30, 2003, our net cash flows provided by operating activities — continuing operations were $44.5 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $33.9 million and favorable changes in working capital of approximately $10.6 million. The favorable changes in working capital primarily resulted from a decrease in trade receivables due to the timing of payments received and seasonal increases in revenues at Gaylord Palms and an increase in accrued expenses due to the timing of payment of various liabilities.

     Cash Flows from Investing Activities. During the nine months ended September 30, 2004, our primary uses of funds and investing activities were purchases of property and equipment which totaled $107.5 million. These capital expenditures include continuing construction at the new Gaylord Texan of $86.3 million, approximately $8.3 million related to Gaylord Opryland, and approximately $1.3 million related to the Grand Ole Opry. During the nine months ended September 30, 2003, our primary uses of funds and investing activities were also the purchases of property and equipment, which totaled $167.4 million, primarily related to ongoing construction at the Gaylord Texan. These capital expenditures were partially offset by the receipt of $62.5 million in cash as a result of the sale of the Radio Operations during the third quarter of 2003.

We currently project capital expenditures for the twelve months of 2004 to total approximately $133.5 million, which primarily consists of continuing construction costs at the Gaylord Texan of approximately $96.4 million ($86.3 million of which was completed during the nine months ended September 30, 2004), approximately $5.5 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $13.2 million related to Gaylord Opryland.

     Cash Flows from Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the nine months ended September 30, 2004, our net cash flows provided by financing activities were approximately $0.4 million, reflecting primarily the proceeds received from the exercise of stock options of $7.2 million and a decrease in restricted cash and cash equivalents of $0.7 million, offset by the scheduled repayments of $6.0 million of the senior loan portion of the Nashville hotel loan. During the nine months ended September 30, 2003, our net cash flows used in financing activities were approximately $10.3 million, reflecting $72.0 million in repayments of long-term debt, an increase in restricted cash and cash equivalents of $131.2 million, and the payment of $7.8 million in deferred financing costs, offset by the issuance of $200.0 million of long-term debt under the 2003 Loans.

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

Principal Debt Agreements

     New Revolving Credit Facility. On November 20, 2003, we entered into a new $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 20003. The new revolving credit facility, which replaces the revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, matures in May 2006. The new revolving credit facility has an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The new revolving credit facility is guaranteed on a senior unsecured basis by our subsidiaries that are guarantors of our new Senior Notes, described below (consisting generally of our active domestic subsidiaries that are not parties to our Nashville hotel loan arrangements), and is secured by a leasehold mortgage on the Gaylord Palms. We are required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the new revolving credit facility.

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

As of September 30, 2004, we were in compliance with the foregoing covenants. As of September 30, 2004, no borrowings were outstanding under the new revolving credit facility, but the lending banks had issued $9.8 million of letters of credit under the revolving credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.

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

We were in compliance with all applicable covenants under the senior loan at September 30, 2004. An event of default under our other indebtedness does not cause an event of default under the Nashville Hotel Loan.

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

Future Developments

As previously announced, we have plans to develop a Gaylord hotel and have a contract to purchase property on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market), subject to market conditions, the availability of financing, and receipt of necessary building permits and other authorizations. Subject to the contingencies described above, we currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2004, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$543,378	$8,104	$185,274	$—	$350,000
Capital leases	804	366	413	25	—
Construction commitments	39,356	29,686	7,200	2,470	—
Arena naming rights	55,150	2,682	5,773	6,364	40,331
Operating leases	733,371	11,806	17,500	13,228	690,837
Other	4,506	—	644	644	3,218

Total contractual obligations	$1,376,565	$52,644	$216,804	$22,731	$1,084,386

The total operating lease commitments of $733.4 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At September 30, 2004, we had paid approximately $435.5 million related to these agreements, which is included in property and equipment in the consolidated balance sheets.

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

At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $156.0 million. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 included herewith.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K/A. There were no newly identified critical accounting policies in the three and nine months ended September 30, 2004, nor were there any material changes to the critical accounting policies and estimates discussed in our 2003 Annual Report on Form 10-K/A.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 17 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 included herewith.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our 2003 Annual Report on Form 10-K/A or described from time to time in our other reports filed with the Securities and Exchange Commission:

•	risks and uncertainties associated with general economic and market conditions affecting the hospitality business generally;

•	the timing of the opening of our new hotel facilities, as well as the costs associated with developing our new hotel facilities;

•	our ability to obtain financing for our new development activities;

•	business levels at our hotels;

•	adverse weather conditions in the markets in which we operate; and

•	risks and uncertainties associated with ResortQuest’s business and our ability to successfully integrate ResortQuest.

In addition, our ability to achieve forecasted results for our ResortQuest business depends upon levels of occupancy at ResortQuest units under management. In the Hospitality segment, our ability to improve occupancy levels and operating efficiencies at the Gaylord Texan will be an important factor affecting our results of operations in the last quarter of 2004 and in 2005.

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

Risks Related to a Change in Value of Our Investment in Viacom Stock

At September 30, 2004, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At September 30, 2004, the fair market value of our investment in the 11.0 million shares of Viacom stock was $369.3 million or $33.56 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $70.03 per share. The call option strike price decreased from $72.47 to $70.03 effective July 21, 2004 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at September 30, 2004 would have resulted in a decrease of $3.4 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the nine months ended September 30, 2004. Likewise, a 5% decrease in the value of the Viacom stock at September 30, 2004 would have resulted in an increase of $3.0 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the nine months ended September 30, 2004.

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

The terms of the Nashville Hotel Loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, we have purchased instruments that cap our exposure to one-month LIBOR at 7.50%. If LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual interest cost under the Nashville Hotel Loan based on debt amounts outstanding at September 30, 2004 would increase by approximately $1.9 million.

     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2004. As a result, the interest rate market risk implicit in these investments at September 30, 2004, if any, is low.

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

Summary

Based upon our overall market risk exposures at September 30, 2004, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain litigation, as described in Note 18 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 included herewith and which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

ITEM 5. OTHER INFORMATION

Inapplicable.

ITEM 6. EXHIBITS

See Index to Exhibits following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: November 8, 2004	By:	/s/ Colin V. Reed

Colin V. Reed
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David C. Kloeppel

David C. Kloeppel
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor

Rod Connor
Vice President and Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Amendment No. 1 dated as of August 17, 2004 to 2001 Employment Agreement of Colin V. Reed.

10.2	Employment Agreement of Michael D. Rose dated as of May 1, 2004.

10.3	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Omnibus Stock Option and Incentive Plan.

10.4	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Omnibus Stock Option and Incentive Plan.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.