Form 10-K
period 2004-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2005-03-14
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13079

GAYLORD ENTERTAINMENT COMPANY

(Exact name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 316-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange June 30, 2004 was approximately $1,227,499,860.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 1, 2005, there were 39,991,701 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2005 are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY

2004 FORM 10-K ANNUAL REPORT

PART I

Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”

Item 1. Business

We are the only hospitality company whose stated primary focus is the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee, the Gaylord Palms Resort & Convention Center near Orlando, Florida and the Gaylord Texan Resort & Convention Center near Dallas, Texas. We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. Driven by our “All-in-One-Place” strategy, our award-winning Gaylord branded hotels incorporate not only high quality lodging, but also significant meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our properties provide a convenient and entertaining environment for our convention guests. In addition, our custom-tailored, all-inclusive solutions cater to the unique needs of meeting planners.

In order to strengthen and diversify our hospitality business, on November 20, 2003, we acquired ResortQuest International, Inc. (“ResortQuest”) in a stock-for-stock transaction. ResortQuest is a leading provider of vacation condominium and home rental property management services in premier destination resort locations in the United States and Canada (based on the number of units it manages), with a branded network of vacation rental properties. As of December 31, 2004, ResortQuest provided management services to approximately 18,000 vacation rental properties, approximately 17,000 of which were under exclusive management contracts and approximately 1,000 of which were under non-exclusive management contracts.

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

We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. Our operations are organized into four principal business segments: (i) Hospitality, which includes our hotel operations; (ii) ResortQuest; (iii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; and (iv) Corporate and Other. These four business segments — Hospitality, ResortQuest, Opry and Attractions, and Corporate and Other — represented approximately 63%, 28%, 9%, and 0%, respectively, of total revenues in the year ended December 31, 2004. Financial information by industry segment and our Gaylord hotel properties as of December 31, 2004 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 20) to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Strategy

Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering additional vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the $86 billion large group meetings market. Our properties and service are designed to appeal to meeting planners who arrange these large group meetings. As a result of the ResortQuest acquisition, we now operate a leading provider of vacation, condominium and home rental management services. The Grand Ole Opry is one of the brands best-known by the “country lifestyle” consumer, which we estimate to number approximately 70 million people in the United States. Country lifestyle consumers are persons who have recently participated in one or more of a number of activities identified by our management. These activities include listening to country music, buying country music recordings, attending country music concerts or reading country-themed publications.

“All-in-One-Place” Product Offering. Through our “All-in-One-Place” strategy, our Gaylord branded hotels incorporate meeting and exhibition space, signature guest rooms, award-winning food and beverage offerings, fitness and spa facilities and other attractions within a large hotel property so our attendees’ needs are met in one location. This strategy creates a better experience for both meeting planners and our guests, allows us to capture a greater share of their event spending, and has led to our Gaylord hotels claiming a place among the leading convention hotels in the country.

Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002 and our new Gaylord Texan hotel in April 2004, and are scheduled to open the Gaylord National Resort & Convention Center in the Washington, D.C. area in 2008. In 2001, we refocused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group meeting clients to meet in different parts of the country each year and to establish relationships with new customers as we increase our geographic reach. There is a significant opportunity to establish strong relationships with new customers and rotate them to our other properties.

Leverage Brand Name Awareness. We believe that the Grand Ole Opry is one of the most recognized entertainment brands within the United States. We promote the Grand Ole Opry name through a number of media including our WSM-AM radio station, the Internet, television and performances by the Grand Ole Opry’s members, many of whom are renowned country music artists, and we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are currently exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Capitalize on the ResortQuest Acquisition. We believe the combination of Gaylord and ResortQuest has formed a stronger, more diversified hospitality company with the ability to offer a broader range of accommodations to existing and potential customers. We believe that there are significant opportunities to cross-sell hospitality products by offering ResortQuest’s vacation properties to our “country lifestyle” consumers and introducing our hotels and “country lifestyle” offerings to ResortQuest’s customers. We believe that we can more fully develop the ResortQuest brand and take advantage of future growth opportunities through increased scale, improved operational efficiency and access to additional sources of capital. In addition, we have completed a number of cost saving opportunities and synergies, including eliminating redundant functions and optimization of the combined company’s infrastructure.

Industry Description

Hospitality

According to Tradeshow Week, the large group meetings market generated approximately $86 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to have generated approximately $15 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings often have more than 1,000 guest rooms and, on average, contain approximately 108,000 square feet of exhibit space and 41 meeting rooms.

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

A number of factors contribute to the success of a convention center hotel, including the following: the availability of sufficient meeting and exhibit space to satisfy large group users; the availability of rooms at competitive prices; access to quality entertainment and food and beverage venues; destination appeal; appropriate regional professional and consumer demographics; adequate loading docks, storage facilities and security; ease of site access via air and ground transportation; and the quality of service provided by hotel staff and event coordinators. The ability to offer as many of these elements within close proximity of each other is important in order to reduce the organizational and logistical planning efforts of the meeting planner. The meeting planner, who acts as an intermediary between the hotel event coordinator and the group scheduling the event, is typically a convention hotel’s direct customer. Effective interaction and coordination with meeting planners is key to booking events and generating repeat customers.

     Largest Hotel Exhibit Hall Rankings 2004

		Total			Total
		Exhibit Space		Number of	Meeting Space
Facility	City	(sq. ft.)		Meeting Rooms	(sq. ft.)
Sands Expo	Las Vegas, NV	1,125,600		146	231,477
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731		121	360,924
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000		84	248,655	*
Gaylord Opryland Resort & Convention Center	Nashville, TN	288,972		85	300,000
Wyndham Anatole Hotel	Dallas, TX	231,000	**	76	341,620
Adam’s Mark International Conference & Exposition Center	Dallas, TX	230,000		67	99,000	*
Hyatt Regency Chicago’s Riverside Center	Chicago, IL	225,000		63	103,500	*
MGM Grand Hotel & Conference Center	Las Vegas, NV	210,000		60	315,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000		39	60,000
Reno Hilton	Reno, NV	190,000		40	110,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	179,800		69	180,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	178,500		61	200,000

*Space also included in Total Exhibit Space
**Space also included in Total Meeting Space

Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2004

Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland in Nashville one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002 and our new Gaylord Texan on April 2, 2004, and have purchased land for the development of the Gaylord National hotel in the Washington, D.C. area. We believe that our new convention hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. Gaylord also anticipates that our new hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with the lavish gardens and magnificent charm of a glorious Southern mansion, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Springhouse Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 121,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet. The Gaylord Opryland has been recognized by many industry and commercial publications, receiving the Meeting News’ Planners Choice Award, Travel & Leisure’s World’s Best Award and Meeting & Convention’s Gold Key Elite Award.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. We opened Gaylord Palms in January 2002. Gaylord Palms has 1,406 signature guest rooms and approximately 380,000 square feet of total meeting and exhibit space. The hotel is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a full-service spa, with 20,000 square feet of dedicated space and 15 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms has been recognized by many publications, receiving Meeting and Convention’s Gold Key Elite Award and being named Best Florida Resort by Florida Monthly for 2003 and 2004.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. We began construction on our new Gaylord Texan in June 2000, and the hotel opened on April 2, 2004. The 1,511 room hotel and convention center is located eight minutes from the Dallas/ Fort Worth International Airport. Like its sister property in Kissimmee, Florida, our Texas hotel features a grand atrium enclosing several acres as well as over 360,000 square feet of pre-function, meeting and exhibition space all under one roof. The property also includes a number of themed restaurants. Earlier this year, the Gaylord Texan was named the Development of the Year (prevailing over the other finalists, Mandarin Oriental in Washington, D.C. and the Omni Resort at ChampionsGate) by the Americas Lodging Investment Summit.

Gaylord National Resort and Convention Center — Prince George’s County, Maryland. We have announced plans to develop a hotel, to be known as the Gaylord National Resort & Convention Center and to be constructed on approximately 42 acres of land we acquired on February 24, 2005 located on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. We refer to this project as our Gaylord National hotel project.

Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In March 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.

Our management is also considering other sites to locate future Gaylord Hotel properties.

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

Utilizing its marketing database, ResortQuest markets its properties through various media channels, including direct mail and targeted advertising solicitations. ResortQuest has significant distribution through ResortQuest.com, its proprietary website offering “real-time” reservations, and its inventory distribution partnerships that include Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others. ResortQuest is constantly enhancing its website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

On January 2, 2005 ResortQuest completed the acquisition from East West Resorts of vacation rental units in Aspen and Breckenridge, Colorado and the South Carolina beach destinations of Hilton Head and the Charleston Outer Islands, specifically Kiawah Island, Seabrook Island, Sullivan’s Island and Isle of Palms. On February 1, 2005 ResortQuest acquired the Whistler, British Columbia lodging business of O’Neill Hotels and Resorts, Ltd. As a result of these acquisitions, ResortQuest had over 19,000 units under exclusive management as of March 1, 2005.

Opry and Attractions

The Grand Ole Opry. The Grand Ole Opry, which will celebrate its 80th anniversary in 2005, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.

Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on terrestrial radio via WSM-AM and on satellite radio via Sirius Satellite Radio. In addition, the Grand Ole Opry is broadcast weekly on television via the Great American Country network and CMT-Canada. The broadcast of the Grand Ole Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. The television broadcast schedule on the Great American Country network will include 52 weekly telecasts airing on Saturday nights at 8 p.m. EST and repeating three times on weekends and twice on Tuesday evenings. The Grand Ole Opry produces a two hour show each week that is aired on 205 radio stations across the country through syndication of “America’s Grand Ole Opry Weekend,” which is distributed by Westwood One and also on the Armed Forces Radio Network. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, was recently designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from January to February 2005. In 2003 and 2004, the Ryman Auditorium was named “Theatre of the Year” by Pollstar Concert Industry Awards.

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

The Springhouse Links. Home to a Senior PGA Tour event from 1994 to 2003 and minutes from Gaylord Opryland, the Springhouse Links was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 450 guests.

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

On July 21, 2003, we, through our wholly-owned subsidiary Gaylord Investments, Inc., sold the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. for $62.5 million in cash, and Gaylord entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $2.5 million in cash. Under the joint sales agreement with Cumulus, Cumulus sells all of the commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.

Corporate and Other

Bass Pro Shops. We own a 26.6% interest in Bass Pro, Inc. Bass Pro, Inc. owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations.

Nashville Predators. On February 22, 2005, we concluded the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”), which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem our ownership interest, and (ii) our obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had an original 20-year term, we were required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of our outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating our ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement.

As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee.

Our obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing its home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay us $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay us $2 million.

In addition, pursuant to a Consent Agreement among us, the National Hockey League and owners of NHC, our Guaranty dated June 25, 1997 has been limited so that we are not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the Consent Agreement. As a part of the settlement, each party agreed to release the other party from any claims associated with this litigation.

Viacom. We hold an investment of approximately 11 million shares of Viacom Class B common stock (“Viacom stock”), which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2004, the fair market value of our investment in the shares of Viacom stock was $400.4 million, or $36.39 per share. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $67.97 per share, as of December 31, 2004. The call option strike price decreased from $75.30 as of December 31, 2003 to $67.97 as of December 31, 2004 due to the Company receiving dividend distributions from Viacom during 2004. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $67.97 per share, the Company will participate in the appreciation at a rate of 25.93%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Implementation of Strategic Direction

During the second quarter of 2001, we hired a new Chairman of the Board and a new Chief Executive Officer. Once the new senior management team was in place, they devoted a significant portion of 2001 to reviewing the many different businesses they inherited when they joined the Company. After significant review, it was determined that, while we had four business segments for financial reporting purposes (Hospitality, Opry and Attractions Group, Media, consisting of our radio stations and other media assets, and Corporate and Other), the future direction of the Company would be based on two core asset groups, which were aligned as follows: (i) Hospitality Core Asset Group: consisting of the Gaylord Hotels and the various attractions that provide entertainment to guests of the hotels and (ii) Opry Core Asset Group: consisting of the Grand Ole Opry, WSM-AM radio, and the Ryman Auditorium. As a result, it was determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/CMT International, Oklahoma RedHawks, Opry Mills, GET Management (comprised of multiple businesses), WSM-FM and WWTN (FM) were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company as reflected in the following table:

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

Gaylord Digital, Z Music and the Opryland River Taxis, also not core assets of the Company, had previously been sold or otherwise disposed of by the Company. The Company also has miscellaneous real estate holdings that will be sold from time to time. Management has yet to make a final decision as to whether to sell its minority interest in Bass Pro Shops, which it has determined to be a non-core asset. Following the decision to divest certain businesses, we restructured the corporate organization to streamline operations and remove duplicative costs.

Employees

     As of December 31, 2004, we had approximately 8,649 full-time and 3,016 part-time and temporary employees. Of these, approximately 4,984 full-time and 1,800 part-time employees were employed in Hospitality; approximately 398 full-time and 662 part-time employees were employed in Opry and Attractions; approximately 2,984 full-time and 539 part-time employees were employed in ResortQuest; and approximately 283 full-time and 15 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.

Competition

Hospitality

The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels located outside of Las Vegas, Nevada that have approximately 1,050 rooms on average and a significant amount of meeting and exhibit space. Many of these hotels are operated by companies with greater financial, marketing, and human resources than the Company. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. Our hotels also compete against municipal convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).

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

ResortQuest

The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We believe that the principal competitive factors in attracting vacation property renters are:

•	market share and visibility

•	quality, cost and breadth of services and properties provided; and

•	long-term customer relationships.

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

ResortQuest also competes for vacationers with large hotel and resort companies and timeshare operators. Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and acquisition growth objectives as well as our operating strategies focused on increasing the profitability of our existing and subsequent acquisitions.

Opry and Attractions Group

The Grand Ole Opry and other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control including economic conditions, the amount of available leisure time, transportation cost, public taste, and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. Under a joint sales agreement with Cumulus, we own and operate WSM-AM, and Cumulus sells all commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services for a specified fee.

Seasonality

Portions of our business are seasonal in nature. Our group convention business is subject to reduced levels of demand during the year-end holiday periods. Although we typically attempt to attract general tourism guests by offering special events and attractions during these periods, there can be no assurance that our hotels can successfully operate such events and attractions. In addition, certain of the geographic regions in which ResortQuest operates, such as ski resorts, typically attract fewer vacationers in certain off-peak seasons.

Regulation and Legislation

Hospitality

The Gaylord Hotels and the Radisson Hotel at Opryland are subject to certain federal, state, and local governmental laws and regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that we are in substantial compliance with such laws and regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of the Company’s Hospitality Group segment.

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

In addition, our Nashville area attractions are also subject to the laws and regulatory activities associated with the sale of alcoholic beverages described above.

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

The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations, our new Gaylord Texan hotel and other factors.

We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States; on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre, as well as our recently acquired ResortQuest vacation rental and property management business. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the

Gaylord Palms and our new Gaylord Texan hotel in Grapevine, Texas, by successfully developing and financing our proposed Gaylord National hotel project near Washington, D.C. and by further exploiting our attractions assets and our vacation rental business. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

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

Our ability to continue to successfully operate the Gaylord Opryland, the Gaylord Palms and our new Gaylord Texan hotel in Grapevine, Texas, as well as our ability to operate our ResortQuest vacation rental business, is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee area; the Orlando, Florida area; and the Dallas, Texas area as tourist and convention destinations;

•	the ability of our proposed Gaylord National hotel project near Washington, D.C. to operate in a new market which is extremely competitive;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels or vacation rental properties we manage;

•	the hotel and convention business is highly competitive and Gaylord Palms and our new Gaylord Texan hotel are operating in extremely competitive markets for convention and tourism business;

•	our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality; and

•	the vacation rental and property management business is highly competitive and has low barriers to entry, and we compete primarily with local vacation rental and property management companies located in its markets, some of whom are affiliated with the owners or operators of resorts where these competitors provide their services or which may have lower cost structures and may provide their services at lower rates.

Our acquisition of ResortQuest International, Inc., which we completed on November 20, 2003, involves substantial risks.

The ResortQuest acquisition, which we completed on November 20, 2003, involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the ResortQuest acquisition and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company. In addition, we may be unable to achieve the anticipated cost savings from the ResortQuest acquisition for many reasons.

Unanticipated costs of hotels we open in new markets, including our proposed Gaylord National hotel project near Washington, D.C., may reduce our operating income.

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

Our hotel development, including our proposed Gaylord National hotel project, is subject to timing, budgeting and other risks.

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

Our plans to develop the Gaylord National hotel project are subject to numerous risks.

Our plans to develop the Gaylord National hotel are subject to market conditions, the availability of financing, receipt of necessary building permits and other authorizations, and other factors, including those described in the preceding risk factor. In addition, we do not have experience operating in the Washington, D.C. market. We cannot assure you that the project will be completed, that it will be opened on time or on budget, or that its future operations will be successful.

Our real estate investments are subject to numerous risks.

Because we own hotels and attractions properties, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be reduced.

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

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

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

During 2001, we appointed a new chairman and a new chief executive officer and had numerous changes in senior management. Our future performance depends upon our ability to attract qualified senior executives, retain their services and integrate them into our business. Our future financial results also will depend upon our ability to attract and retain highly skilled managerial and marketing personnel in our different areas of operation. Competition for qualified personnel is intense and is likely to increase in the future. We compete for qualified personnel against companies with significantly greater financial resources than ours.

We have certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no market, and these investments may not be profitable.

We have certain minority investments which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Viacom and Bass Pro. When we make these investments, we sometimes extend guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a market for those interests restricts our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we may enter into joint venture arrangements. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.

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

Our substantial debt could reduce our cash flow and limit our business activities.

We currently have a significant amount of debt. As of December 31, 2004, we had $576.4 million of total debt, exclusive of our $613.1 million secured forward exchange contract, and stockholders’ equity of $869.6 million.

Our substantial amount of debt could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place us at a competitive disadvantage compared with competitors that are less leveraged;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In addition, the terms of our new $600 million credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $97.9 million and $69.4 million for the years ended December 31, 2004 and 2003, respectively.

The agreements governing our debt, including our 8% senior notes, our 6.75% senior notes and our new $600 million credit facility, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our existing financing agreements, including our new $600 million credit facility and the senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and limit or prohibit our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures; and

•	pay dividends and make other distributions from our subsidiaries to us.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2004. All officers serve at the discretion of the Board of Directors.

NAME	AGE	POSITION
Michael D. Rose	63	Chairman of the Board of Directors
Colin V. Reed	57	President and Chief Executive Officer
David C. Kloeppel	35	Executive Vice President and Chief Financial Officer
Jay D. Sevigny	45	Executive Vice President and Chief Operating Officer,
		Gaylord Hotels
Mark Fioravanti	43	Executive Vice President, and President, ResortQuest
John P. Caparella	47	Senior Vice President and General Manager, Gaylord
		Palms Resort and Convention Center
Carter R. Todd	47	Senior Vice President, Secretary and General Counsel
Rod Connor	52	Senior Vice President and Chief Administrative Officer

The following is additional information with respect to the above-named executive officers.

     Michael D. Rose has served as Chairman of the Board of the Company since April 2001. Prior to that time, he was a private investor, and prior to December 1997, he was Chairman of the Board of Promus Hotel Corporation, Memphis, Tennessee, a franchiser and operator of hotel brands. Prior to January 1997, Mr. Rose was also Chairman of the Board of Harrah’s Entertainment, Inc., an owner and manager of casinos in the United States. Mr. Rose is a director of five other public companies: Darden Restaurants, Inc.; FelCor Lodging Trust, Inc.; General Mills; First Tennessee National Corporation; and Stein Mart, Inc.

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

David C. Kloeppel is the Company’s Executive Vice President and Chief Financial Officer. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University’s Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics. Mr. Kloeppel is a director of FelCor Lodging Trust, Inc.

Jay D. Sevigny is Executive Vice President of the Company and Chief Operating Officer, Gaylord Hotels, positions he has held since January 2004. From February 2002 until December 2003, Mr. Sevigny served as President of the Company’s Gaylord Opryland Resort and Convention Center in Nashville. Mr. Sevigny was hired in October 2001 as the Senior Vice President in charge of the Company’s Marketing and Attractions. Prior to joining the Company, Mr. Sevigny worked in different capacities for Harrah’s Entertainment, most recently as Division President Hotel/Casino in Las Vegas during 2000 and 2001, and as President and Chief Operating Officer of Harrah’s New Orleans casino operations from 1998 to 2000. From 1997 to 1998, Mr. Sevigny was President of Midwest Operations for Station Casino in Kansas City, Missouri. Mr. Sevigny has a finance degree from the University of Nevada and is enrolled in the Executive MBA Program at Vanderbilt University’s Owen Graduate School of Management.

Mark Fioravanti has been an Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 until March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years with Harrah’s Entertainment, where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti’s other roles at Harrah’s Entertainment included Corporate Director of Strategic Planning and Director of Market Planning and Strategy. Mr. Fioravanti, who has over 16 years’ experience in the hospitality, casino entertainment and real estate industries, graduated from The Ohio State University, where he earned his bachelor of science degree. He also holds an MBA from the University of Tennessee.

John P. Caparella is a Senior Vice President of the Company and the General Manager of Gaylord Palms Resort and Convention Center, positions he has held since joining the Company in November 2000. Prior to such time, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of consumer brands relating to movies, sports and other entertainment-based themes, in Orlando, Florida since September 1997. Before joining Planet Hollywood, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton’s corporate headquarters. Mr. Caparella is a graduate of the State University of New York at Delhi and is enrolled in the Executive MBA program at Rollins College Crummer Graduate School of Management.

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

Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 30 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.

Item 2. Properties

We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a five-story office building comprising approximately 80,000 square feet. We own the land and improvements that comprise the Opryland complex in Nashville, Tennessee, which are composed of the properties described below. We also own the former offices and television studios of TNN and CMT, all of which are located within the Opryland complex and contain approximately 84,000 square feet of space. These facilities were previously leased to CBS through September 30, 2003. During 2004, we renovated a portion of these facilities and relocated certain functions from our headquarters to these facilities. Gaylord believes that its present facilities for each of its business segments are generally well maintained.

Hospitality

The Opryland complex includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.7 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. Gaylord has leased a 65-acre tract in Osceola County, Florida, on which Gaylord Palms is located pursuant to a 75 year ground lease with a 24 year renewal option. Gaylord has granted a leasehold mortgage to the lender under its revolving credit facility. Gaylord acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 25 acres), on which the Gaylord Texan in Grapevine, Texas is located. Gaylord acquired approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which it plans to develop a hotel to be known as the Gaylord National Resort & Convention Center. All properties secure our new $600 million credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Opry and Attractions Group

We own the General Jackson Showboat’s docking facility and the Opry House, both of which are located within the Opryland complex. We also own the Springhouse Links, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility. We own WSM Radio’s offices and studios, which are also located within the Opryland complex.

Item 3. Legal Proceedings

Nashville Predators. On February 22, 2005, we concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem our ownership interest, and (ii) our obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had an original 20-year term, we were required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of our outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating our ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement.

As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee.

Our obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay us $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay us $2 million.

In addition, pursuant to a Consent Agreement among us, the National Hockey League and owners of NHC, our Guaranty dated June 25, 1997 has been limited so that we are not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the Consent Agreement. As a part of the settlement, each party agreed to release the other party from any claims associated with this litigation.

Other. We maintain various insurance policies, including general liability and property damage insurance, as well as workers’ compensation, business interruption, and other policies, which we believe provide adequate coverage for the risks associated with our range of operations. Various of our subsidiaries are involved in lawsuits incidental to the ordinary course of their businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. We believe that we are adequately insured against these claims by our existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect on our financial position or results of operations.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2004		2003
	High	Low	High	Low
First Quarter	$32.70	$28.25	$21.02	$16.55
Second Quarter	32.70	28.05	24.44	17.10
Third Quarter	31.71	26.55	26.24	17.70
Fourth Quarter	42.06	30.43	30.60	24.55

There were approximately 2,207 record holders of our common stock as of March 1, 2005.

We have not paid dividends on our common stock during the 2003 or 2004 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.

The following table includes information about our stock option plans as of December 31, 2004:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	3,586,551	$ 25.75	1,742,828

Equity compensation plans not approved by security holders(1)	—	—	—

(1)	In connection with our acquisition of ResortQuest on November 20, 2003, we assumed the obligations of ResortQuest under its Amended and Restated 1998 Long-Term Incentive Plan. As of December 31, 2004, there were 231,363 shares of our common stock reserved for issuance upon the exercise of options previously granted under this stock option plan. No additional options to purchase our common stock will be issued under this plan.

Item 6. Selected Financial Data

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA

     The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2004, 2003 and 2002 and for each of the three years in the period ended December 31, 2004 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for the Bass Pro investment and discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 included herein. We acquired ResortQuest on November 20, 2003 and the results of operations of ResortQuest are included in our results since November 20, 2003.

	Years Ended December 31,
	2004		2003		2002		2001		2000
	(in thousands, except per share amounts)
Income Statement Data:
Revenues:
Hospitality	$473,051		$369,263		$339,380		$228,712		$237,260
Opry and Attractions	66,565		61,433		65,600		67,064		69,283
ResortQuest	209,449		17,920		—		—		—
Corporate and Other	388		184		272		290		64

Total revenues	749,453		448,800		405,252		296,066		306,607

Operating expenses:
Operating costs	479,864		276,937		254,583		201,299		210,018
Selling, general and administrative	189,976		117,178		108,732		67,212		89,052
Preopening costs(1)	14,205		11,562		8,913		15,927		5,278
Gain on sale of assets(2)	—		—		(30,529)		—		—
Impairment and other charges	1,212	(4)	856	(4)	—		14,262	(4)	75,660	(4)
Restructuring charges	196	(5)	—		(17	) (5)	2,182	(5)	12,952	(5)
Depreciation and amortization:
Hospitality	58,521		46,536		44,924		25,593		24,447
Opry and Attractions	5,215		5,129		5,778		6,270		13,955
ResortQuest	9,530		1,186		—		—		—
Corporate and Other	4,737		6,099		5,778		6,542		6,257

Total depreciation and amortization	78,003		58,950		56,480		38,405		44,659

Total operating expenses	763,456		465,483		398,162		339,287		437,619

Operating (loss) income:
Hospitality	43,525		42,347		25,972		34,270		45,478
Opry and Attractions	1,548		(600)		1,596		(5,010)		(44,413	)(8)
ResortQuest	288		(2,616)		—		—		—
Corporate and Other	(43,751)		(43,396)		(42,111)		(40,110)		(38,187)
Preopening costs(1)	(14,205)		(11,562)		(8,913)		(15,927)		(5,278)
Gain on sale of assets(2)	—		—		30,529		—		—
Impairment and other charges	(1,212	) (4)	(856	) (4)	—		(14,262	) (4)	(75,660	)(4)
Restructuring charges	(196	) (5)	—		17	(5)	(2,182	) (5)	(12,952	)(5)

Total operating (loss) income	(14,003)		(16,683)		7,090		(43,221)		(131,012)

Interest expense, net of amounts capitalized	(55,064)		(52,804)		(46,960)		(39,365)		(30,307)
Interest income	1,521		2,461		2,808		5,554		4,046
Unrealized (loss) gain on Viacom stock	(87,914)		39,831		(37,300)		782		—
Unrealized gain (loss) on derivatives, net	56,533		(33,228)		86,476		54,282		—
Income (loss) from unconsolidated companies	3,825		2,340		3,058		(385)		(1,266)
Other gains and (losses)	1,089		2,209		1,163		2,661		(3,514)

(Loss) income from continuing operations before income taxes	(94,013)		(55,874)		16,335		(19,692)		(162,053)
(Benefit) provision for income taxes	(39,731)		(23,755)		2,509		(9,291)		(52,824)

(Loss) income from continuing operations	(54,282)		(32,119)		13,826		(10,401)		(109,229)
Gain (loss) from discontinued operations, net of taxes(3)	644		34,371		85,757		(48,833)		(47,600)
Cumulative effect of accounting change, net of taxes	—		—		(2,572	)(6)	11,202	(7)	—

Net (loss) income	$(53,638)		$2,252		$97,011		$(48,032)		$(156,829)

(Loss) Income Per Share:

(Loss) income from continuing operations	$(1.37)		$(0.93)		$0.41		$(0.31)		$(3.27)
Gain (loss) from discontinued operations	0.02		1.00		2.54		(1.45)		(1.43)
Cumulative effect of accounting change	—		—		(0.08)		0.33		—

Net (loss) income	$(1.35)		$0.07		$2.87		$(1.43)		$(4.70)

(Loss) Income Per Share — Assuming Dilution:

(Loss) income from continuing operations	$(1.37)		$(0.93)		$0.41		$(0.31)		$(3.27)
Gain (loss) from discontinued operations	0.02		1.00		2.54		(1.45)		(1.43)
Cumulative effect of accounting change	—		—		(0.08)		0.33		—

Net (loss) income	$(1.35)		$0.07		$2.87		$(1.43)		$(4.70)

	As of December 31,
	2004		2003		2002		2001		2000
	(in thousands)
Balance Sheet Data:
Total assets	$2,521,045	(9)	$2,581,010	(9)	$2,180,098	(9)	$2,175,993	(9)	$1,929,539	(9)
Total debt	576,409	(10)	548,759	(10)	340,638	(10)	468,997	(10)	175,500

Secured forward exchange contract	613,054	(9)	613,054	(9)	613,054	(9)	613,054	(9)	613,054	(9)
Total stockholders’ equity	869,601		906,793		788,437		695,979		765,164

(1)	Preopening costs are related to the Gaylord Palms, the new Gaylord Texan hotel in Grapevine, Texas, and our Gaylord National hotel project in Washington, D.C. Gaylord Palms opened in January 2002 and the Gaylord Texan opened in April 2004. The Gaylord National hotel is expected to open in 2008.

(2)	During 2002, the Company sold its one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

(3)	In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the provisions of SFAS No. 144, the Company has presented the operating results and financial position of the following businesses as discontinued operations: WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, the Company’s artist management business; Oklahoma RedHawks; the Company’s international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company’s water taxis.

(4)	Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets. The components of the impairment and other charges related to continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2001	2000
	(in thousands)
Programming, film and other content	$1,212	$856	$6,858	$7,410
Gaylord Digital and other technology investments	—	—	4,576	48,127
Property and equipment	—	—	2,828	3,397
Orlando-area Wildhorse Saloon	—	—	—	15,854
Other	—	—	—	872

Total impairment and other charges	$1,212	$856	$14,262	$75,660

(5)	Related primarily to employee severance and contract termination costs.

(6)	Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. The Company recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(7)	Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18.3 million less a related deferred tax provision of $7.1 million.

(8)	Includes operating losses of $27.5 million related to Gaylord Digital, the Company’s Internet initiative, and operating losses of $6.1 million related to country record label development, both of which were closed during 2000.

(9)	In 1999 the Company recognized a pretax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4.2 million of cash, and other consideration. The Viacom, Inc. Class B common stock was included in total assets at its market values of $400.4 million, $488.3 million, $448.5 million, $485.8 million and $514.4 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. During 2000, the Company entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $64.3 million, $91.2 million, $118.1 million, $145.0 million and $171.9 million was included in total assets at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(10)	Related primarily to the construction of the Gaylord Palms and the new Gaylord Texan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Current Operations

Our operations are organized into four principal business segments:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.

During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”) to Cumulus Media, Inc. (“Cumulus”). The Radio Operations were previously included in a separate business segment, Media, along with WSM-AM. Although the Radio Operations are included in discontinued operations for the years ended December 31, 2003 and 2002, WSM-AM is now grouped in the Opry and Attractions segment for all periods presented. During the fourth quarter of 2003, we completed the disposition of our ownership interests in the Oklahoma RedHawks, and the financial results of this business are included in discontinued operations for the years ended December 31, 2003 and 2002.

The acquisition of ResortQuest International, Inc. was completed on November 20, 2003. The results of operations of ResortQuest have been included in our financial results beginning November 20, 2003.

For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2004	2003	2002

Hospitality	63%	82%	84%
ResortQuest	28%	4%	N/A
Opry and Attractions	9%	14%	16%
Corporate and Other	0%	0%	0%

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

     ResortQuest Segment. Our ResortQuest segment earns revenues through property management fees and other sources such as real estate commissions and food and beverage sales. The operating results of our ResortQuest segment are primarily dependent on the volume of guests staying at vacation properties managed by us and the number and quality of vacation properties managed by us. Key performance factors related to revenue are:

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

Overall Outlook

We have invested heavily in our operations in the years ended December 31, 2004, 2003 and 2002, primarily in connection with the opening of the Gaylord Palms in 2002, the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004, and the ResortQuest acquisition, which was consummated on November 20, 2003. Our investments in 2005 will consist primarily of ongoing capital improvements for our existing properties and the commencement of construction of the Gaylord National hotel project described below. We also plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities. During the first two months of 2005, we closed on the acquisition of certain vacation rental management operations of two companies, which added approximately 2,500 units to ResortQuest inventory.

As previously announced, we have plans to develop a hotel, to be known as the Gaylord National Resort & Convention Center and to be located on property we have acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Selected Financial Information

The following table contains our selected financial information for each of the three years ended December 31, 2004, 2003 and 2002. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

The acquisition of ResortQuest was completed on November 20, 2003. The results of operations of ResortQuest for the period November 20, 2003 to December 31, 2003 and the year-ended December 31, 2004 are included in the results discussed below.

	Years Ended December 31,
	2004	%	2003	%	2002	%
	(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$473,051	63.1%	$369,263	82.3%	$339,380	83.7%
Opry and Attractions	66,565	8.9%	61,433	13.7%	65,600	16.2%
ResortQuest	209,449	28.0%	17,920	4.0%	—	0.0%
Corporate and Other	388	0.0%	184	0.0%	272	0.1%

Total revenues	749,453	100.0%	448,800	100.0%	405,252	100.0%

OPERATING EXPENSES:
Operating costs	479,864	64.0%	276,937	61.7%	254,583	62.8%
Selling, general and administrative	189,976	25.3%	117,178	26.1%	108,732	26.8%
Preopening costs	14,205	1.9%	11,562	2.6%	8,913	2.2%
Gain on sale of assets	—	0.0%	—	0.0%	(30,529)	-7.5%
Impairment and other charges	1,212	0.2%	856	0.2%	—	0.0%
Restructuring charges	196	0.0%	—	0.0%	(17)	0.0%
Depreciation and amortization:
Hospitality	58,521	7.8%	46,536	10.4%	44,924	11.1%
Opry and Attractions	5,215	0.7%	5,129	1.1%	5,778	1.4%
ResortQuest	9,530	1.3%	1,186	0.3%	—	0.0%
Corporate and Other	4,737	0.6%	6,099	1.4%	5,778	1.4%

Total depreciation and amortization	78,003	10.4%	58,950	13.1%	56,480	13.9%

Total operating expenses	763,456	101.9%	465,483	103.7%	398,162	98.3%

OPERATING (LOSS) INCOME:
Hospitality	43,525	9.2%	42,347	11.5%	25,972	7.7%
Opry and Attractions	1,548	2.3%	(600)	-1.0%	1,596	2.4%
ResortQuest	288	0.1%	(2,616)	-14.6%	—	—
Corporate and Other	(43,751)	(A )	(43,396)	(A )	(42,111)	(A )
Preopening costs	(14,205)	(B )	(11,562)	(B )	(8,913)	(B )
Gain on sale of assets	—	(B )	—	(B )	30,529	(B )
Impairment and other charges	(1,212)	(B )	(856)	(B )	—	(B )
Restructuring charges	(196)	(B )	—	(B )	17	(B )

Total operating (loss) income	(14,003)	-1.9%	(16,683)	-3.7%	7,090	1.7%
Interest expense, net of amounts capitalized	(55,064)	(C )	(52,804)	(C )	(46,960)	(C )
Interest income	1,521	(C )	2,461	(C )	2,808	(C )
Unrealized (loss) gain on Viacom stock and derivatives, net	(31,381)	(C )	6,603	(C )	49,176	(C )
Income from unconsolidated companies	3,825	(C )	2,340	(C )	3,058	(C )
Other gains and (losses)	1,089	(C )	2,209	(C )	1,163	(C )
Benefit (provision) for income taxes	39,731	(C )	23,755	(C )	(2,509)	(C )
Gain from discontinued operations, net of taxes	644	(C )	34,371	(C )	85,757	(C )
Cumulative effect of accounting change, net of taxes	—	(C )	—	(C )	(2,572)	(C )

Net (loss) income	$(53,638)	(C )	$2,252	(C )	$97,011	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results

Results

The following table summarizes our results of operations for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
		(in thousands, except percentages and per share data)
Total revenues	$749,453	66.99%	$448,800	10.75%	$405,252

Total operating expenses	763,456	64.01%	465,483	16.91%	398,162
Operating (loss) income	(14,003)	16.06%	(16,683)	-335.30%	7,090
Net (loss) income	(53,638)	-2481.79%	2,252	-97.68%	97,011

2004 Results As Compared to 2003 Results

The increase in our total revenues and total operating expenses in 2004, as compared to 2003, was primarily due to a full year of operations for our ResortQuest subsidiary and the opening of the Gaylord Texan. Although our operating loss decreased $2.7 million in 2004, as compared to 2003, the following factors contributed to our net loss for the year ended 2004, as compared to our net income for the year ended 2003:

•	The recognition of a net unrealized loss on our investment in Viacom stock and the related secured forward exchange contract of $31.4 million in 2004, as compared to a net unrealized gain of $6.6 million in 2003.

•	The recognition of a gain on discontinued operations, net of taxes, of $0.6 million in 2004, as compared to a gain on discontinued operations, net of taxes, of $34.4 million in 2003.

•	An additional $19.1 million of depreciation and amortization expense in 2004 due to the opening of the Gaylord Texan, the acquisition of ResortQuest and additional capital expenditures.

•	An additional $2.6 million in preopening costs in 2004, primarily as a result of the construction of the Gaylord Texan.

•	A $2.3 million increase in interest expense, net of amounts capitalized, in 2004.

2003 Results As Compared to 2002 Results

The increase in our total revenues in 2003 from 2002 was primarily due to an increase in Hospitality revenues resulting from a full year of operations in 2003 of the Gaylord Palms hotel, which opened in 2002, and improved market conditions in 2003. Our operating loss for the year ended 2003 decreased from the operating income for the year ended 2002 primarily as a result of:

•	A one-time gain of $30.5 million recognized in 2002 as a result of the sale of our Opry Mills investment, which increased our 2002 operating income by a corresponding amount.

•	An additional $2.6 million in preopening costs over 2002 primarily related to a $7.3 million increase in preopening costs at the Gaylord Texan and a $4.5 million decrease in preopening costs at the Gaylord Palms.

•	An additional $2.5 million in our depreciation and amortization expense in 2003 due to additional capital expenditures and the acquisition of ResortQuest.

•	A loss of $2.6 million from the operations of ResortQuest from the period from November 20, 2003 to December 31, 2003.

Additional factors contributing to the decrease in net income in 2003 were:

•	The recognition of a net unrealized gain on our investment in Viacom stock and the related secured forward exchange contract of $6.6 million in 2003, as compared to a net unrealized gain of $49.2 million in 2002.

•	A $5.8 million increase in our interest expense in 2003 primarily due to the costs associated with refinancing our indebtedness and repaying the debt of ResortQuest, as well as additional amounts of debt outstanding.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	The ResortQuest acquisition, which was completed on November 20, 2003, and the resulting addition of revenues and expenses for the full 2004 fiscal year associated with the ResortQuest segment.

•	The opening of the Gaylord Texan in April 2004 and the resulting addition of Hospitality segment revenues and operating expenses associated with the hotel, as well as the incurrence of preopening costs prior to its opening.

•	Relatively flat Hospitality segment occupancy rates and ADR over the applicable periods, which resulted in relatively flat Hospitality RevPAR over such periods.

•	Improved food and beverage, banquet and catering services at our hotels for 2004 and 2003, which positively impacted Total RevPAR at our hotels as compared to prior periods.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

     Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Hospitality revenue(1)	$473,051	28.11%	$369,263	8.81%	$339,380
Hospitality operating expenses:
Operating costs	285,930	32.44%	215,901	3.57%	208,453
Selling, general and administrative	85,075	31.94%	64,479	7.41%	60,031
Depreciation and amortization	58,521	25.75%	46,536	3.59%	44,924

Total Hospitality operating expenses	429,526	31.39%	326,916	4.31%	313,408

Hospitality operating income (2)	$43,525	2.78%	$42,347	63.05%	$25,972

Hospitality performance metrics:
Occupancy	70.8%	-1.94%	72.2%	7.44%	67.2%
ADR	$142.65	0.06%	$142.57	-2.40%	$146.07
RevPAR(3)	$100.99	-1.82%	$102.86	4.77%	$98.18
Total RevPAR(4)	$225.91	2.48%	$220.44	8.27%	$203.60
Net Definite Room Nights Booked (5)	1,470,000	13.95%	1,290,000	5.74%	1,220,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel but only include the results of the Gaylord Texan from April 2, 2004, its first date of operation, and the Gaylord Palms from January 2002.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked excludes advance room nights booked at the Gaylord National hotel.

The increase in total Hospitality segment revenue for the year ended December 31, 2004, as compared to the same period in 2003, is primarily due to the inclusion of $102.1 million of revenues from the Gaylord Texan after its April 2, 2004 opening and improved performance at the Gaylord Palms. The increase in total Hospitality segment revenue for the year ended December 31, 2003, as compared to the same period in 2002, was due to the improved property-level performance at the Gaylord Palms and Gaylord Opryland as a result of an increase in food and beverage and other ancillary revenues, as well as a result of an increase in RevPAR due to increased occupancy levels. The term “other ancillary revenues” means non-room revenue other than food and beverage and consists primarily of revenue from banquets and other events hosted by the hotel, gift shop and other miscellaneous sales.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for both the year ended December 31, 2004 and the year ended December 31, 2003, as compared to prior periods, is attributable to an increase in Hospitality segment operating costs, Hospitality segment selling, general and administrative expenses and Hospitality segment depreciation and amortization expense, which is discussed further below.

Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the year ended December 31, 2004, as compared to the same period in 2003, due primarily to the inclusion of $73.3 million in operating costs related to the Gaylord Texan. Hospitality operating costs increased in 2003, as compared to 2002, primarily due to increased utilization of services at the Gaylord Opryland and the Gaylord Palms.

Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the year ended December 31, 2004, as compared to the same period in 2003, primarily due to the inclusion of $17.3 million in selling, general and administrative expenses related to the Gaylord Texan. The increase in Hospitality selling, general and administrative expenses in the year ended December 31, 2003, as compared to the same period in 2002, is due primarily to an increase in sales efforts at the hotels and advertising to promote the special events held at the hotels.

Total Hospitality depreciation and amortization expense increased in the year ended December 31, 2004, as compared to the same period in 2003, due to the opening of the Gaylord Texan. The slight increase in total Hospitality depreciation and amortization expense for the year ended December 31, 2003, as compared to the same period in 2002, is due to additional capital expenditures and the inclusion of a full year of depreciation and amortization related to the Gaylord Palms.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the years ended December 31, 2004, 2003 and 2002:

     Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$208,410	-3.18%	$215,265	4.48%	$206,029
Operating expense data:
Operating costs	126,079	-3.34%	130,435	0.53%	129,744
Selling, general and administrative	31,825	0.36%	31,712	7.87%	29,399
Hospitality performance metrics:
Occupancy	70.5%	-2.62%	72.4%	5.54%	68.6%
ADR	$139.04	1.14%	$137.47	-3.58%	$142.58
RevPAR	$98.06	-1.54%	$99.59	1.83%	$97.80
Total RevPAR	$197.65	-3.47%	$204.75	4.48%	$195.97

The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2004, as compared to the same period in 2003, was due to lower occupancy rates at the hotel. Occupancy rates in 2004 were adversely affected by lower transient business during the fourth quarter, which was due to poor consumer response to the new holiday show at the hotel. Although Gaylord Opryland ADR increased slightly in 2004 due to higher average nightly rates charged to guests, the decrease in occupancy and the somewhat lower food and beverage and other ancillary revenue resulted in a decrease in Total RevPAR in the year ended December 31, 2004, as compared to the same period in 2003.

The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2003, as compared to the same period in 2002, was due to increased occupancy rates at the hotel. Despite rate pressure caused by customer mix, the increase in hotel occupancy led to an increase in 2003 RevPAR, as compared to 2002. In addition, favorable food and beverage and other ancillary revenue contributed to the increase in Total RevPAR in 2003, as compared to 2002.

The decrease in operating costs at Gaylord Opryland in the year ended December 31, 2004, as compared to the same period in 2003, was due to the decreased levels of occupancy, and corresponding decrease in variable expenses, at the hotel during 2004. Selling, general and administrative expenses at Gaylord Opryland in the year ended December 31, 2004, as compared to the same period in 2003, remained flat.

The increase in operating costs at Gaylord Opryland in 2003, as compared to 2002, was due to the increased levels of occupancy, and corresponding increase in variable expenses, at the hotel during 2003. The increase in selling, general and administrative expenses at Gaylord Opryland in the year ended December 31, 2003, as compared to the same period in 2002, was due to an increase in sales efforts at the hotel and an increase in special events advertising.

     Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$155,116	5.7%	$146,800	16.1%	$126,473
Operating expense data:
Operating costs	85,805	5.0%	81,716	8.7%	75,189
Selling, general and administrative	34,413	10.0%	31,286	6.7%	29,330
Hospitality performance metrics:
Occupancy	73.9%	2.2%	72.3%	11.6%	64.8%
ADR	$164.61	-0.7%	$165.79	-1.7%	$168.65
RevPAR	$121.69	1.5%	$119.87	9.6%	$109.37
Total RevPAR	$301.43	5.4%	$286.05	13.8%	$251.26

The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the year ended December 31, 2004, as compared to the same period in 2003, was due to increased occupancy at the hotel, offsetting a slight decline in ADR caused by lower group rates. Occupancy increased due to increased group business during the year, as well as increased transient business in the fourth quarter resulting from the hotel’s holiday show. In addition, favorable food and beverage and other ancillary revenue contributed to the increase in Total RevPAR in 2004, as compared to 2003.

The increase in Gaylord Palms revenue in 2003, as compared to 2002, was due to improved occupancy at the hotel and a full year of operations during 2003, as the hotel opened in January 2002. Despite rate pressure caused by customer mix, the increase in hotel occupancy led to an increase in 2003 RevPAR. In addition, favorable food and beverage and other ancillary revenue contributed to the increase in Total RevPAR in 2003, as compared to 2002.

The increase in the hotel’s operating costs for the years ended December 31, 2004 and December 31, 2003, as compared to the prior period, was the result of the increased levels of occupancy, and corresponding increase in variable expenses, at the hotel. The increase in the hotel’s selling, general and administrative expense for the years ended December 31, 2004 and December 31, 2003, as compared to the prior period, was due to increases in special events advertising at the hotel.

     Gaylord Texan Results. The results of Gaylord Texan for the period from April 2, 2004 to December 31, 2004 are as follows:

	Period Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$102,063	N/A	N/A	N/A	N/A
Operating expense data:
Operating costs	70,281	N/A	N/A	N/A	N/A
Selling, general and administrative	17,286	N/A	N/A	N/A	N/A
Hospitality performance metrics:
Occupancy	68.5%	N/A	N/A	N/A	N/A
ADR	$138.19	N/A	N/A	N/A	N/A
RevPAR	$94.70	N/A	N/A	N/A	N/A
Total RevPAR	$246.52	N/A	N/A	N/A	N/A

The revenues of the Gaylord Texan reflect the hotel’s rooms and other ancillary revenue from April 2, 2004, its date of opening, to December 31, 2004. Operating costs at the Gaylord Texan, consisting of direct costs associated with the daily operations of the Gaylord Texan (primarily room, food and beverage and convention costs) and selling, general and administrative expenses, consisting of administrative and overhead costs, also reflect the period from April 2, 2004 to December 31, 2004.

     Radisson Hotel at Opryland Results. The results of the Radisson Hotel at Opryland for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$7,462	3.67%	$7,198	4.65%	$6,878
Operating expense data:
Operating costs	3,765	0.40%	3,750	6.53%	3,520
Selling, general and administrative	1,551	4.73%	1,481	13.75%	1,302
Hospitality performance metrics:
Occupancy	67.3%	-1.90%	68.6%	5.70%	64.9%
ADR	$83.70	4.42%	$80.16	2.11%	$78.50
RevPAR	$56.33	2.42%	$55.00	7.93%	$50.96
Total RevPAR	$67.15	3.18%	$65.08	4.65%	$62.19

The increase in our Radisson hotel revenue, RevPAR and Total RevPAR in the year ended December 31, 2004, as compared to the same period in 2003, is due to improved ADR at the hotel, although a slight decrease in occupancy served to partially offset the impact of this increased ADR. The increase in our Radisson hotel revenue, RevPAR and Total RevPAR in 2003, as compared to the same period in 2002, is due to increased occupancy and ADR.

Operating costs and selling, general and administrative expense at the Radisson hotel in the year ended December 31, 2004, as compared to the same period in 2003, remained relatively stable. The increase in our operating costs and selling, general and administrative expense at the Radisson hotel in the year ended December 31, 2003, as compared to the same period in 2002, was due to increased levels of occupancy and a corresponding increase in expenses necessary to service the increased levels of occupancy.

ResortQuest Segment

     Total Segment Results. The following presents the financial results of our ResortQuest segment for the year ended December 31, 2004 and the period from November 20, 2003 (the date of our acquisition of ResortQuest) to December 31, 2003:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$209,449	1068.8%	$17,920	N/A	N/A
Operating expense data:
Operating costs	143,812	972.2%	13,413	N/A	N/A
Selling, general and administrative	55,819	840.2%	5,937	N/A	N/A
Depreciation and amortization	9,530	703.5%	1,186	N/A	N/A

Operating income (loss)	$288	111.0%	$(2,616)	N/A	N/A

ResortQuest performance metrics:
Occupancy	52.6%	3.7%	50.7%	N/A	N/A
ADR	$145.54	4.6%	$139.08	N/A	N/A
RevPAR(1)	$76.60	8.6%	$70.56	N/A	N/A
Total Units Under Management(2)	17,035	-4.3%	17,798	N/A	N/A

(1)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.

(2)	Represents units under exclusive management only.

     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions, food and beverage sales (and prior to our divestiture of our First Resort Software business on December 15, 2004 software and software maintenance sales). The increase in ResortQuest revenue for the year ended December 31, 2004, as compared to the same period in 2003, is due to the inclusion of a full year of operations in 2004, as compared to, in 2003, only the inclusion of results from the period November 20, 2003 to December 31, 2003. ResortQuest’s 2004 revenues were adversely impacted by the Florida hurricanes in the third quarter of 2004, as well as the number of out of service units caused by hurricane damage.

     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs. The increase in ResortQuest operating costs, selling, general and administrative expenses, and depreciation and amortization expense for the year ended December 31, 2004, as compared to the same period in 2003, is due to the inclusion of a full year of operations in 2004, as compared to, in 2003, only the inclusion of results from the period November 20, 2003 to December 31, 2003.

Opry and Attractions Segment

     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages)
Total revenues	$66,565	8.4%	$61,433	-6.4%	$65,600
Operating expense data:
Operating costs	41,837	6.4%	39,310	-0.5%	39,502
Selling, general and administrative	17,965	2.1%	17,594	-6.0%	18,724
Depreciation and amortization	5,215	1.7%	5,129	-11.2%	5,778

Operating income (loss)(1)	$1,548	358.0%	$(600)	-137.6%	$1,596

(1)	Opry and Attractions operating income (loss) for 2004 excludes the effects of an impairment charge of $1.2 million recorded during 2004. See the discussion of impairment and other charges set forth below.

The increase in revenues in the Opry and Attractions segment for year ended December 31, 2004, as compared to the same period in 2003, is primarily due to increased revenues at our Grand Ole Opry related attractions, which were due in part to the Grand Ole Opry Roadshow series of concerts. The decrease in revenues in the Opry and Attractions segment for the year ended December 31, 2003, as compared to the same period in 2002, is a result of decreased revenues at Corporate Magic.

Opry and Attractions operating costs increased for the year ended December 31, 2004, as compared to the same period in 2003, due to increased costs necessary to service the additional revenues. Opry and Attractions selling, general and administrative expenses remained relatively flat for the year ended December 31, 2004, as compared to the same period in 2003.

The slight decrease in Opry and Attractions operating costs in 2003, as compared to 2002, was due to a decrease in Corporate Magic operating costs as a result of certain cost saving measures taken during 2003. The decrease in Opry and Attractions selling, general and administrative expenses in 2003, as compared to 2002, was primarily due to a decrease at Corporate Magic due to its decreased revenues.

Corporate and Other Segment

     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Total revenues	$388	110.9%	$184	-32.4%	$272
Operating expense data:
Operating costs	8,285	-0.3%	8,313	25.4%	6,628
Selling, general and administrative	31,117	6.7%	29,168	-2.7%	29,977
Depreciation and amortization	4,737	-22.3%	6,099	5.6%	5,778

Operating loss(1)	$(43,751)	-0.8%	$(43,396)	-3.1%	$(42,111)

(1)	Corporate and Other operating loss for 2004 excludes the effects of an adjustment to restructuring charges of $0.2 million recorded during 2004. Corporate and Other operating loss for 2003 excludes the effects of an impairment charge of $0.9 million recorded during 2003. See the discussion of impairment and other charges and restructuring charges set forth below.

Corporate and Other group revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses are comprised of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased slightly in 2004, as compared to the same period in 2003, as costs stabilized after the 2003 increase due to the changes in our long-term incentive plan compensation program and changes to the actuarial assumptions used in our pension plan.

Corporate and Other selling, general and administrative expenses, which consist primarily of the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in 2004, as compared to the same period in 2003, primarily due to an increase of $1.8 million in consulting and audit fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002. Corporate and Other selling, general and administrative expenses decreased in 2003, as compared to the same period in 2002, due to a decrease in corporate marketing expense.

Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, decreased in 2004, as compared to the same period in 2003, due to certain electronic data processing software becoming fully depreciated in 2004. Corporate and Other depreciation and amortization expense increased in 2003, as compared to the same period in 2002, due to higher average fixed asset balances in 2003 as compared to 2002.

Operating Results - Preopening costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs increased $2.6 million, or 22.9%, in 2004 as compared to 2003. Preopening costs increased $2.6 million, or 29.7%, to $11.6 million in 2003 as compared to 2002. Preopening costs related to our Gaylord Texan hotel, which opened in April 2004, totaled $13.7 million in 2004, $11.3 million in 2003, and $4.0 million in 2002.

Operating Results - Gain on Sale of Assets

During 2004 and 2003, we did not recognize any material gains or losses on the sale of assets in operating income.

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

Operating Results - Impairment and other charges

We began production of an IMAX movie during 2000 to portray the history of country music. In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was reevaluated on the basis of estimated future cash flows. As a result, an impairment charge of $0.9 million was recorded in the third quarter of 2003. During the second quarter of 2004, due to a continued decline in the revenues generated by the film, we again evaluated the carrying value of the IMAX film asset based on current estimates of future cash flows. As a result, an impairment charge of $1.2 million was recorded during the second quarter of 2004 to write off the remaining carrying value of the film.

Operating Results – Restructuring charges

During 2000, we recognized pretax restructuring charges of $13.1 million related to continuing operations. During 2001, we negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, we entered into a sublease that reduced the liability that we were originally required to pay, and we reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, we evaluated the 2000 restructuring accrual and determined that the remaining severance payments that we were scheduled to make were less than originally estimated. As a result, we reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations.

During 2001, we recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. During the second quarter of 2002, we entered into two subleases to lease certain office space we previously had recorded in the 2001 restructuring charges. As a result, we reversed $0.9 million of the 2001 restructuring charges during 2002. Also during the second quarter of 2002, we evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, we evaluated the 2001 restructuring accrual and determined that the remaining sublease payments we were scheduled to receive were less than originally estimated. During the fourth quarter of 2004, we again evaluated the 2001 restructuring accrual due to a continued decline in the creditworthiness of a sublessee and determined that the remaining sublease payments that we would collect were less than estimated during the second quarter of 2004. As a result of these evaluations, we increased the 2001 restructuring charge by $0.3 million during 2004 related to continuing operations.

During 2002, we identified certain duplication of duties within divisions and realized the need to streamline those tasks and duties. Related to this assessment, during the second quarter of 2002, we adopted a plan of restructuring resulting in a pretax restructuring charge of $1.1 million related to employee severance costs and other employee benefits unrelated to discontinued operations. Also during 2002, we reversed approximately $1.1 million of the prior year’s restructuring charge as noted above. The 2002 restructuring charges were recorded in accordance with EITF No. 94-3. As of December 31, 2002, we recorded cash payments of $1.1 million against the 2002 restructuring accrual. During the fourth quarter of 2002, the outplacement agreements expired related to the 2002 restructuring charge. Therefore, we reversed the remaining $67,000 accrual. There was no remaining balance of the 2002 restructuring accrual at December 31, 2002.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net (loss ) income for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	% Change	2003	% Change	2002
	(in thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(55,064)	4.3%	$(52,804)	12.4%	$(46,960)
Interest income	1,521	-38.2%	2,461	-12.4%	2,808

Unrealized (loss) gain on Viacom stock and derivatives, net	(31,381)	-575.3%	6,603	-86.6%	49,176
Income from unconsolidated companies	3,825	63.5%	2,340	-23.5%	3,058
Other gains and (losses)	1,089	-50.7%	2,209	89.9%	1,163
(Benefit) provision for income taxes	(39,731)	67.3%	(23,755)	-1046.8%	2,509
Gain from discontinued operations, net of taxes	644	-98.1%	34,371	-59.9%	85,757
Cumulative effect of accounting change, net of taxes	—	—	—	-100.0%	(2,572)

Interest Expense, Net of Amounts Capitalized

Interest expense increased $2.3 million, or 4.3%, to $55.1 million in 2004, net of capitalized interest of $5.5 million. The increase in our interest expense is primarily due to higher average debt balances in 2004 as compared to 2003. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 5.2% in 2004 as compared to 5.3% in 2003.

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

Interest Income

The decrease in interest income during each of the years ended December 31, 2004 and December 31, 2003, as compared to the prior period, is due to lower cash balances invested in interest-bearing accounts.

Unrealized (Loss) Gain on Viacom Stock and Derivatives, Net

During 2000, we entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of our Viacom Class B common stock investment. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

For the year ended December 31, 2004, we recorded net pretax gains of $56.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2004, we recorded net pretax losses of $87.9 million related to the decrease in fair value of the Viacom stock. For the year ended December 31, 2003, we recorded net pretax losses of $33.2 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2003, we recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom stock. For the year ended December 31, 2002, we recorded net pretax gains of $86.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2002, we recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom stock.

Income From Unconsolidated Companies

Previously, from January 1, 2000 to July 8, 2004, we accounted for our investment in Bass Pro Shops, Inc. (“Bass Pro”) under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date from approximately 19%. Because our ownership interest in Bass Pro increased to a level exceeding 20%, we were required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to account for our investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.

This change in accounting principle resulted in an increase in net income for the years ended December 31, 2003 and 2002 of $1.4 million and $1.9 million, respectively.

Other Gains and (Losses)

Our other gains and (losses) for the year ended December 31, 2004 primarily consisted of the receipt of $2.8 million in dividend distributions from our investment in Viacom stock, offset by a loss of $1.8 million on the sale of our First Resort Software, Inc. business, and other miscellaneous income and expenses. Our other gains and (losses) for the year ended December 31, 2003 primarily consisted of the receipt of dividend distributions from our investment in Viacom stock, gains and losses on the disposals of fixed assets, and other miscellaneous income and expenses. Our other gains and (losses) for the year ended December 31, 2002 primarily consisted of gains and losses on the disposals of fixed assets and other miscellaneous income and expenses.

(Benefit) Provision for Income Taxes

The effective tax rate as applied to pretax (loss) income from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2004	2003	2002

U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	8%	8%	—
Effective tax law change	—	—	6%
Previously accrued income taxes	—	—	(30%)
Other	(1%)	—	4%

Effective tax rate	42%	43%	15%

The slight decrease in our effective tax rate for the year ended December 31, 2004, as compared to our effective tax rate for the same period in 2003, was primarily due to the settlement of certain federal income tax issues with the Internal Revenue Service related to its audits of our 1999, 2000, and 2001 income tax returns.

The effective income tax rate in 2003 (which was a benefit rate reflecting the 2003 loss) increased from 2002 primarily due to the impact in 2002 of previously recorded income taxes. The previously recorded income taxes relate to the favorable resolution of issues which were either settled with taxing authorities or had statutes of limitations expire. In addition, the rate increased due to the current year state tax benefit and the release of a portion of the state valuation allowance. The Company released valuation allowance of $2.4 million due to the utilization of state net operating loss carryforwards from the sale of the Radio Operations. As a result, the Company increased the deferred tax asset by $2.4 million and increased the 2003 tax benefit by $2.4 million.

Gain from Discontinued Operation, Net of Taxes

We reflected the following businesses as discontinued operations in our financial results for the years ended December 31, 2003 and 2002, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. Due to the fact that these businesses were disposed of in 2003 or prior years, those businesses are not included in our financial results for the year ended December 31, 2004 (except for reversals of reserves as discussed below).

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

     Acuff-Rose Music Publishing. During the second quarter of 2002, we committed to a plan of disposal of our Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, we finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. We recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale, which is recorded in income from discontinued operations in the consolidated statement of operations. During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.

     Oklahoma RedHawks. During 2002, we committed to a plan of disposal of our ownership interests in the RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, we sold our interests in the RedHawks and received cash proceeds of approximately $6.0 million. We recognized a loss of $0.6 million, net of taxes, related to the sale in discontinued operations in the consolidated statement of operations.

     Word Entertainment. During 2001, we committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, we reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment’s net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, we recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, we sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash, subject to future purchase price adjustments. We recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.5 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.

     International cable networks. During the second quarter of 2001, we adopted a formal plan to dispose of our international cable networks. As part of this plan, we hired investment bankers to facilitate the disposition process, and formal communications with potentially interested parties began in July 2001. In an attempt to simplify the disposition process, in July 2001, we acquired an additional 25% ownership interest in its music networks in Argentina, increasing our ownership interest from 50% to 75%. In August 2001, the partnerships in Argentina finalized a pending transaction in which a third party acquired a 10% ownership interest in the companies in exchange for satellite, distribution and sales services, bringing our interest to 67.5%.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
REVENUES:
Radio Operations	$—	$3,703	$10,240
Acuff-Rose Music Publishing	—	—	7,654
RedHawks	—	5,034	6,289
Word Entertainment	—	—	2,594
International cable networks	—	—	744

Total revenues	$—	$8,737	$27,521

OPERATING INCOME (LOSS):
Radio Operations	$—	$615	$1,305
Acuff-Rose Music Publishing	1	16	933
RedHawks	—	436	841
Word Entertainment	40	22	(917)
International cable networks	—	—	(1,576)
Businesses sold to OPUBCO	—	(620)	—
Restructuring charges	—	—	(20)

Total operating income	41	469	566

INTEREST EXPENSE	—	(1)	(81)
INTEREST INCOME	—	8	81
OTHER GAINS AND (LOSSES)
Radio Operations	—	54,555	—
Acuff-Rose Music Publishing	1,015	450	130,465
RedHawks	—	(1,159)	(193)
Word Entertainment	—	1,503	1,553
International cable networks	—	497	3,617

Total other gains and (losses)	1,015	55,846	135,442

Income before provision for income taxes	1,056	56,322	136,008
PROVISION FOR INCOME TAXES	412	21,951	50,251

Gain from discontinued operations	$644	$34,371	$85,757

Cumulative Effect of Accounting Change, Net of Taxes

During the second quarter of 2002, we completed our goodwill impairment test as required by SFAS No. 142. In accordance with the provisions of SFAS No. 142, we reflected the pretax $4.2 million impairment charge as a cumulative effect of a change in accounting principle in the amount of $2.6 million, net of tax benefit of $1.6 million, as of January 1, 2002 in the consolidated statement of operations.

Liquidity and Capital Resources

Cash Flows –Summary

Our cash flows consisted of the following during the years ended December 31 (in thousands):

	2004	2003	2002
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$58,508	$63,916	$83,829
Net cash flows (used in) provided by operating activities — discontinued operations	(821)	2,890	3,451

Net cash flows provided by operating activities	57,687	66,806	87,280

Investing Cash Flows:
Purchases of property and equipment	(127,828)	(223,720)	(175,404)
Other	32,390	375	(20,380)

Net cash flows used in investing activities — continuing operations	(95,438)	(223,345)	(195,784)
Net cash flows provided by investing activities — discontinued operations	—	65,354	232,570

Net cash flows (used in) provided by investing activities	(95,438)	(157,991)	36,786

Financing Cash Flows:
Repayment of long-term debt	(199,181)	(425,104)	(214,846)
Proceeds from issuance of long-term debt	225,000	550,000	85,000
Other	(1,541)	(22,984)	46,589

Net cash flows provided by (used in) financing activities - continuing operations	24,278	101,912	(83,257)
Net cash flows used in financing activities - discontinued operations	—	(94)	(1,671)

Net cash flows provided by (used in) financing activities	24,278	101,818	(84,928)

Net change in cash and cash equivalents	$(13,473)	$10,633	$39,138

     Cash Flow From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2004, our net cash flows provided by operating activities — continuing operations were $58.5 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, income from unconsolidated companies, and loss on sale of First Resort Software assets of approximately $43.9 million, as well as favorable changes in working capital of approximately $14.6 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, advertising expenses, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Palms). These favorable changes in working capital were partially offset by an increase in trade receivables due to the opening of the Gaylord Texan, as well as a slight decrease in receipts of deposits on advance bookings of vacation properties at ResortQuest. During 2003, our net cash flows provided by operating activities — continuing operations were $63.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $30.0 million, as well as favorable changes in working capital of approximately $33.9 million. The favorable changes in working capital primarily resulted from improved collection of trade receivables due to increased emphasis on timely collections, the timing of payment of various liabilities, including accrued interest, taxes, salaries and benefits, and advertising expenses, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland hotel for large group meetings occurring in early 2004) and an increase in the volume of events occurring in early 2004 managed by our Corporate Magic business that require advance deposits.

     Cash Flows From Investing Activities. During 2004, our primary uses of funds and investing activities were the purchases of property and equipment which totaled $127.8 million. These capital expenditures include continued construction at the new Gaylord hotel in Grapevine, Texas of $96.1 million, approximately $4.4 million related to the development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $12.2 million related to Gaylord Opryland. During 2003, our primary uses of funds and investing activities were also the purchases of property and equipment which totaled $223.7 million. These capital expenditures include continued construction at the new Gaylord hotel in Grapevine, Texas of $193.3 million, approximately $1.3 million related to the possible development of a new Gaylord hotel in Prince George’s County, Maryland and approximately $11.2 million related to Gaylord Opryland. In addition, there were approximately $7.3 million of capital expenditures related to the Grand Ole Opry in 2003. We also collected a $10.0 million note receivable from Bass Pro and received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $64.7 million in 2003.

     Cash Flows From Financing Activities. The Company’s cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2004, the Company’s net cash flows provided by financing activities were approximately $24.3 million, primarily reflecting the issuance of $225.0 million in 6.75% Senior Notes and the repayment of $199.2 million in debt outstanding under the Nashville Hotel Loan. During 2003, the Company’s net cash flows provided by financing activities were approximately $101.9 million, primarily reflecting the issuance of $550.0 million in debt, which consisted of the issuance of $350 million in 8% Senior Notes and additional borrowings under our 2003 Florida/ Texas senior secured credit facility, and the repayment of $425.1 million in debt.

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

Principal Debt Agreements

     New $600 Million Credit Facility. On March 10, 2005, we entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. Our new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow us, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At our election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.

     The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).

     The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of our four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). Our former revolving credit facility has been paid in full and the related mortgages and liens have been released.

     In addition, the new credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:

•	we must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at our option if we make a leverage ratio election.

•	we must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	we must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	we must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

•	our investments in entities which are not wholly-owned subsidiaries may not exceed an amount equal to ten percent (10.0%) of our consolidated total assets.

     8% Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. In April 2004, we filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms. The interest rate of the notes is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that is a borrower or guarantor under our $100 million revolving credit facility. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with cash on hand, were used as follows:

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

In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.

     6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. The interest rate of the notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that is a borrower or guarantor under our $100 million revolving credit facility. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.0 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the senior loan secured by the Nashville hotel assets and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.

Prior Indebtedness

     $100 Million Revolving Credit Facility. Prior to the completion of our $600 million credit facility on March 10, 2005, we had in place, from November 20, 2003, a $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The revolving credit facility, which replaced the revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, matured in May 2006. The revolving credit facility had an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The revolving credit facility was guaranteed on a senior unsecured basis by our subsidiaries that were guarantors of our 8% Senior Notes and 6.75% Senior Notes, described above (consisting generally of all our active domestic subsidiaries including, following repayment of the Nashville hotel loan arrangements in December 2004, the subsidiaries owning the Nashville hotel assets), and was secured by a leasehold mortgage on the Gaylord Palms. We were required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the revolving credit facility.

In addition, the revolving credit facility contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests in the revolving credit facility were as follows:

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

As of December 31, 2004, we were in compliance with the foregoing covenants. As of December 31, 2004, no borrowings were outstanding under the revolving credit facility, but the lending banks had issued $9.8 million of letters of credit under the revolving credit facility for us. The revolving credit facility was cross-defaulted to our other indebtedness.

     Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan and a $100.0 million mezzanine loan with Merrill Lynch Mortgage Lending, Inc. The mezzanine loan was repaid in November 2003 with the proceeds of the 8% Senior Notes and the senior loan was repaid in November 2004 with the proceeds of the 6.75% Senior Notes. The senior and mezzanine loan borrower and its sole member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and were special-purpose entities whose activities were strictly limited, although we fully consolidate these entities in our consolidated financial statements. The senior loan was secured by a first mortgage lien on the assets of Gaylord Opryland. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR which have been terminated. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000.

     2003 Florida/Texas Senior Secured Credit Facility. Prior to the closing of the 8% Senior Notes offering and establishment of our $100 million revolving credit facility, we had in place our 2003 Florida/Texas senior secured credit facility, consisting of a $150 million term loan, a $50 million subordinated term loan and a $25 million revolving credit facility, outstanding amounts of which were repaid with proceeds of the 8% Senior Notes offering. When the 2003 loans were first established, proceeds were used to repay 2001 term loans incurred in connection with the development of the Gaylord Palms.

Future Developments

As previously announced, we have plans to develop a hotel, to be known as the Gaylord National Resort and Convention Center and to be located on property we have acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to our development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2004, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$575,100	$100	$—	$—	$575,000
Capital leases	874	440	424	10	—
Construction commitments	27,975	18,902	6,800	2,273	—
Arena naming rights	55,150	2,682	5,773	6,364	40,331
Operating leases	735,153	12,814	18,336	13,896	690,107
Other	4,506	322	644	644	2,896

Total contractual obligations	$1,398,758	$35,260	$31,977	$23,187	$1,308,334

The total operating lease commitments of $735.2 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At December 31, 2004, we had paid approximately $444.1 million related to these agreements, which is included in property and equipment in the consolidated balance sheets.

During 1999, we entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena has been renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required us to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. Subsequent to December 31, 2004, this agreement has been terminated upon the terms and conditions described in Item 3. “Legal Proceedings.”

At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax payable is estimated to be $152.8 million. A complete description of the secured forward exchange contract is contained in Note 10 to our consolidated financial statements included herewith.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Accounting estimates are an integral part of the preparation of the consolidated financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

     This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, which are discussed in Note 1 to the consolidated financial statements included herein, the following may involve a higher degree of judgment and complexity.

     Revenue recognition. We recognize revenue from our rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.

     We earn revenues from ResortQuest through property management fees, service fees, and other sources. We receive property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on our proportionate share of the total rental price of the vacation condominium or home. We provide or arrange through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. We recognize other revenues primarily related to real estate broker commissions. We recognize revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. Prior to the sale of First Resort Software, Inc. in December 2004, we also sold an integrated software package specifically designed for the vacation property management business, along with ongoing service contracts. Software and maintenance revenues were recognized when the systems were installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized. We defer revenues related to deposits on advance bookings of rooms and vacation properties and advance ticket sales at our tourism properties.

     Impairment of long-lived assets and goodwill. In accounting for our long-lived assets other than goodwill, we apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill.

     The key assumptions used to determine the fair value of our reporting units for purposes of evaluating goodwill for impairment included (a) a perpetuity cash flow period, (b) a nominal terminal value, and (c) a discount rate of approximately 8%, which was based on our weighted average cost of capital adjusted for the risks associated with the operations. These assumptions and judgments are subject to change, which could cause a different conclusion regarding impairment or a different calculation of an impairment loss. There were no goodwill impairment charges recorded in 2004. However, we did record an impairment charge during 2004 related to the IMAX movie as discussed elsewhere herein.

     As a result of lower than expected revenues associated with our IMAX movie, we recognized impairment charges of approximately $1.2 million and $0.9 million in 2004 and 2003, respectively. The key assumptions used to determine the fair value of our IMAX movie during 2004 included (a) a cash flow period of four years, (b) a nominal terminal value, and (c) a discount rate of 12%, which was based on our weighted average cost of capital adjusted for the risks associated with the operations. Based on our quantitative analysis with these assumptions, we recorded an impairment charge of $1.2 million to write off the remaining carrying value of the movie.

     Restructuring charges. We have recognized restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, in our consolidated financial statements. Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.

     Derivative financial instruments. We utilize derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities. We record derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

     We obtain valuations of our derivative assets and liabilities from counterparties and record changes in the derivative assets and liabilities based on those valuations. The derivative assets and liabilities held by us at December 31, 2004 include a secured forward exchange contract with respect to 10,937,900 shares of Viacom stock, a fixed to variable interest rate swap, and two interest rate caps. The measurement of these derivatives’ fair values requires the use of estimates and assumptions.

     The key assumption used to determine the fair value of our secured forward exchange contract was the underlying value of the Viacom stock. Changes in this assumption could materially impact the determination of the fair value of the secured forward exchange contract and the related net gain or loss on the investment in Viacom stock and related derivatives. For example, a 5% increase in the value of the Viacom stock at December 31, 2004 would have resulted in a decrease of $4.0 million in the 2004 net pre-tax loss on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2004 would have resulted in an increase of $3.6 million in the 2004 net pre-tax loss on the investment in Viacom stock and related derivative. The key assumption used to determine the fair value of our fixed to variable interest rate swap and two interest rate caps included changes in LIBOR and Eurodollar interest rates. Changes in these assumptions could materially impact the determination of the fair value of these derivatives and the related charge to 2004 interest expense. For example, if LIBOR and Eurodollar rates were to increase by 100 basis points each, our annual net interest cost on debt amounts outstanding at December 31, 2004 would increase by approximately $1.3 million.

     Income taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, the provision for taxes is increased by recording a reserve, in the form of a valuation allowance, against the estimated deferred tax assets that will not ultimately be recoverable.

     We have federal and state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards and tax credit carryforwards. At December 31, 2004, we had federal net operating loss carryforwards of $109.1 million, federal tax credits of $6.7 million, state net operating loss carryforwards of $383.9 million, and foreign net operating loss carryforwards of $10.5 million. A valuation allowance of $13.4 million has been provided for certain state and foreign deferred tax assets, including loss carryforwards, as of December 31, 2004. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, we will be required to adjust our deferred tax valuation allowance in the period in which we determine recovery is not probable.

     In addition, we must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and are subject to routine income tax audits. We estimate the contingent income tax liabilities that may result from these audits based on our assessment of potential income tax-related exposures and the relative probabilities of those exposures translating into actual future liabilities. Probabilities are estimated based on the likelihood that the taxing authority will disagree with a tax position that will negatively affect the amount of taxes previously paid or currently due. If payment of the accrued amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to our tax provision would result.

     Retirement and postretirement benefits other than pension plans. The calculations of the costs and obligations of our retirement and postretirement benefits other than pension plans are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates are evaluated at each annual measurement date (September 30) and include discount rates, expected return on plan assets, and health care cost trend rates. The discount rate reflects the market rate for high-quality fixed income debt securities on our annual measurement date and is subject to change each year. We determine the expected return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we consider our targeted allocation of plan assets among securities with various risk and return profiles, as well as the actual returns provided by plan assets in prior periods. The expected return on plan assets is a long-term assumption and generally does not change annually. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.

     While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase, respectively, 2004 net period pension expense by approximately $1.0 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2004 net periodic pension expense by approximately $0.4 million.

     A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2004 net postretirement benefit expense by approximately $0.1 million and $0.02 million, respectively. Finally, a 1% increase in the assumed health care cost trend rate each year would increase the aggregate of the service and interest cost components of 2004 net postretirement benefit expense by $0.2 million. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the aggregate of the service and interest cost components of 2004 net postretirement benefit expense by approximately $0.1 million.

Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

     FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003 for our interests in VIEs that are special purposes entities (“SPEs”). The adoption of FIN 46 for interests in SPEs on December 31, 2003 did not have a material effect on our consolidated balance sheet. We adopted the provisions of FIN 46 for our variable interests in all VIEs as of March 31, 2004. The effect of adopting the provisions of FIN 46 for all our variable interests did not have a material impact on our consolidated results of operations, financial position, or liquidity.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. We did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on our consolidated financial statements.

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employer’s Disclosure about Pension and Other Postretirement Benefits.” This revised statement requires that companies provide more detailed disclosures about the plan assets, benefit obligations, cash flows, benefit costs, and investment policies of their pension and postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We adopted the provisions of this statement on December 31, 2003.

     In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or Annual Reporting period beginning after September 15, 2004. Earlier application of this Staff Position is encouraged. We elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured our accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 18 in the accompanying financial statements for a discussion regarding the impact of this Statement on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R) is for periods beginning after June 15, 2005 which will be July 1, 2005 for us. Early adoption is permitted but not required. We plan to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of December 31, 2004 which are expected to remain unvested as of July 1, 2005, we expect to recognize additional pre-tax compensation expense during 2005 of approximately $2.1 million beginning in the third quarter of 2005 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and changes in interest rates.

Risk Related to a Change in Value of our Investment in Viacom Stock

     At December 31, 2004, we held an investment of 11.0 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2004, the fair market value of our investment in the 11.0 million shares of Viacom stock was $400.4 million, or $36.39 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $67.97 per share, as of December 31, 2004. The call option strike price decreased from $75.30 as of December 31, 2003 to $67.97 as of December 31, 2004 due to the Company receiving dividend distributions from Viacom during 2004. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at December 31, 2004 would have resulted in a decrease of $4.0 million in the 2004 net pre-tax loss on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2004 would have resulted in an increase of $3.6 million in the 2004 net pre-tax loss on the investment in Viacom stock and related derivatives.

Risks Related to Changes in Interest Rates

     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our outstanding senior notes and our $600 million credit facility.

     In conjunction with our offering of the 8% Senior Notes, we terminated our variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Florida/ Texas senior secured credit facility which were repaid for a net benefit aggregating approximately $242,000.

     We also entered into a new interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes are deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the 8% Senior Notes would increase by approximately $1.3 million.

     The terms of the Nashville hotel loan required the purchase of interest rate hedges in notional amounts equal to the outstanding balances of the Nashville Hotel Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, we purchased instruments that capped its exposure to one-month LIBOR at 7.50%. In conjunction with our offering of the 6.75% Senior Notes and subsequent repayment of the Nashville Hotel Loan, we terminated these interest rate cap instruments.

     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2004. As a result, the interest rate market risk implicit in these investments at December 31, 2004, if any, is low.

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

Summary

     Based upon our overall market risk exposures at December 31, 2004, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

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

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules
13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page F-3.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or a likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our Board of Directors is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Michael I. Roth, Gordon Gee, Michael Bender, Laurence S. Geller and Robert P. Bowen currently serve as members of the Audit Committee. Our Board of Directors has determined that Robert P. Bowen is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted

Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.gaylordentertainment.com or request a copy of any of the foregoing by writing to the following address: Gaylord Entertainment Company, Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. Ralph Horn as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders may communicate with Mr. Horn, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@gaylordentertainment.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Auditor Fee Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

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

(a)(2) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2004     S-2
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2003     S-3
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2002     S-4

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

GAYLORD ENTERTAINMENT COMPANY

	By:	/s/ Colin V. Reed

Colin V. Reed
March 14, 2005		President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rose	Chairman of the Board	March 14, 2005

Michael D. Rose

/s/ Michael J. Bender	Director	March 14, 2005

Michael J. Bender

/s/ Robert P. Bowen	Director	March 14, 2005

Robert P. Bowen

/s/ E.K. Gaylord, II	Director	March 14, 2005

E.K. Gaylord, II

/s/ Laurence S. Geller	Director	March 14, 2005

Laurence S. Geller

/s/ E. Gordon Gee	Director	March 14, 2005

E. Gordon Gee

/s/ Ralph Horn	Director	March 14, 2005

Ralph Horn

/s/ Ellen Levine	Director	March 14, 2005

Ellen Levine

/s/ Michael I. Roth	Director	March 14, 2005

Michael I. Roth

/s/ Colin V. Reed	Director, President and	March 14, 2005

Colin V. Reed	Chief Executive Officer
(Principal Executive Officer)

/s/ David C. Kloeppel	Executive Vice President and	March 14, 2005

David C. Kloeppel	Chief Financial Officer
(Principal Financial Officer)

/s/ Rod Connor	Senior Vice President and Chief	March 14, 2005

Rod Connor	Administrative Officer
(Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2004 and 2003 and for Each of the Three Years in the Period Ended December 31, 2004
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003, and 2002	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003, and 2002	F-6
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004, 2003, and 2002	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Gaylord Entertainment Company

     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 10, 2005 expressed an unqualified opinion thereon.

     As discussed in Note 1 and elsewhere in the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Gaylord Entertainment Company

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in this Annual Report on Form 10-K, that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004 of Gaylord Entertainment Company and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee March 10, 2005

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except per share data)

	2004	2003	2002
REVENUES	$749,453	$448,800	$405,252
OPERATING EXPENSES:
Operating costs	479,864	276,937	254,583
Selling, general and administrative	189,976	117,178	108,732
Preopening costs	14,205	11,562	8,913
Gain on sale of assets	—	—	(30,529)
Impairment and other charges	1,212	856	—
Restructuring charges	196	—	(17)
Depreciation	69,082	53,941	52,694
Amortization	8,921	5,009	3,786

Operating (loss) income	(14,003)	(16,683)	7,090

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(55,064)	(52,804)	(46,960)
INTEREST INCOME	1,521	2,461	2,808
UNREALIZED (LOSS) GAIN ON VIACOM STOCK	(87,914)	39,831	(37,300)
UNREALIZED GAIN (LOSS) ON DERIVATIVES	56,533	(33,228)	86,476
INCOME FROM UNCONSOLIDATED COMPANIES	3,825	2,340	3,058
OTHER GAINS AND (LOSSES)	1,089	2,209	1,163

(Loss) income before (benefit) provision for income taxes, discontinued operations and cumulative effect of accounting change	(94,013)	(55,874)	16,335
(BENEFIT) PROVISION FOR INCOME TAXES	(39,731)	(23,755)	2,509

(Loss) income from continuing operations before discontinued operations and cumulative effect of accounting change	(54,282)	(32,119)	13,826
GAIN FROM DISCONTINUED OPERATIONS, NET OF TAXES	644	34,371	85,757
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES	—	—	(2,572)

Net (loss) income	$(53,638)	$2,252	$97,011

(LOSS) INCOME PER SHARE:
(Loss) income from continuing operations	$(1.37)	$(0.93)	$0.41
Gain from discontinued operations, net of taxes	0.02	1.00	2.54
Cumulative effect of accounting change, net of taxes	—	—	(0.08)

Net (loss) income	$(1.35)	$0.07	$2.87

(LOSS) INCOME PER SHARE — ASSUMING DILUTION:
(Loss) income from continuing operations	$(1.37)	$(0.93)	$0.41
Gain from discontinued operations, net of taxes	0.02	1.00	2.54
Cumulative effect of accounting change, net of taxes	—	—	(0.08)

Net (loss) income	$(1.35)	$0.07	$2.87

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents - unrestricted	$45,492	$58,965
Cash and cash equivalents - restricted	45,149	37,723
Short-term investments	27,000	62,000
Trade receivables, less allowance of $1,991 and $1,805, respectively	30,328	21,453
Deferred financing costs	26,865	26,865
Deferred income taxes	10,411	8,753
Other current assets	28,768	24,769
Current assets of discontinued operations	—	19

Total current assets	214,013	240,547

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	1,343,251	1,297,528
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	25,964	29,505
GOODWILL	166,068	169,642
INDEFINITE LIVED INTANGIBLE ASSETS	40,591	40,591
INVESTMENTS	468,570	552,658
ESTIMATED FAIR VALUE OF DERIVATIVE ASSETS	187,383	146,278
LONG-TERM DEFERRED FINANCING COSTS	50,873	75,154
OTHER ASSETS	24,332	29,107

Total assets	$2,521,045	$2,581,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$463	$8,584
Accounts payable and accrued liabilities	168,688	158,496
Current liabilities of discontinued operations	1,033	2,930

Total current liabilities	170,184	170,010

SECURED FORWARD EXCHANGE CONTRACT	613,054	613,054
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	575,946	540,175
DEFERRED INCOME TAXES	207,062	252,117
ESTIMATED FAIR VALUE OF DERIVATIVE LIABILITIES	4,514	21,969
OTHER LIABILITIES	80,684	76,067
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	825
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 39,930 and 39,403 shares issued and outstanding, respectively	399	394
Additional paid-in capital	655,110	639,839
Retained earnings	232,270	285,908
Unearned compensation	(1,337)	(2,704)
Accumulated other comprehensive loss	(16,841)	(16,644)

Total stockholders’ equity	869,601	906,793

Total liabilities and stockholders’ equity	$2,521,045	$2,581,010

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(53,638)	$2,252	$97,011
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
Gain from discontinued operations, net of taxes	(644)	(34,371)	(85,757)
Income from unconsolidated companies	(3,825)	(2,340)	(3,058)
Impairment and other charges	1,212	856	—
Cumulative effect of accounting change, net of taxes	—	—	2,572
Unrealized loss (gain) on Viacom stock and related derivatives	31,381	(6,603)	(49,176)
Depreciation and amortization	78,003	58,950	56,480
Gain on sale of assets	—	—	(30,529)
Loss on sale of First Resort Software assets	1,817	—	—
(Benefit) provision for deferred income taxes	(39,712)	(23,957)	65,773
Amortization of deferred financing costs	29,269	35,219	36,164
Changes in (net of acquisitions and divestitures):
Trade receivables	(8,875)	3,242	(8,924)
Accounts payable and accrued liabilities	20,309	17,808	(336)
Other assets and liabilities	3,211	12,860	3,609

Net cash flows provided by operating activities — continuing operations	58,508	63,916	83,829
Net cash flows (used in) provided by operating activities — discontinued operations	(821)	2,890	3,451

Net cash flows provided by operating activities	57,687	66,806	87,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127,828)	(223,720)	(175,404)
Cash of business acquired	—	4,228	—
Proceeds from sale of assets	1,485	175	30,875
Collection of note receivable	—	10,000	—
Purchases of short-term investments	(130,850)	(254,500)	(322,075)
Proceeds from sale of short-term investments	165,850	242,800	271,775
Other investing activities	(4,095)	(2,328)	(955)

Net cash flows used in investing activities — continuing operations	(95,438)	(223,345)	(195,784)

Net cash flows provided by investing activities — discontinued operations	—	65,354	232,570

Net cash flows (used in) provided by investing activities	(95,438)	(157,991)	36,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	225,000	550,000	85,000
Repayment of long-term debt	(199,181)	(425,104)	(214,846)
Deferred financing costs paid	(4,951)	(18,289)	—
(Increase) decrease in cash and cash equivalents — restricted	(7,426)	(8,560)	45,670
Proceeds from exercise of stock options and stock purchase plans	11,529	4,459	919
Other financing activities	(693)	(594)	—

Net cash flows provided by (used in) financing activities — continuing operations	24,278	101,912	(83,257)
Net cash flows used in financing activities — discontinued operations	—	(94)	(1,671)

Net cash flows provided by (used in) financing activities	24,278	101,818	(84,928)

NET CHANGE IN CASH AND CASH EQUIVALENTS — UNRESTRICTED	(13,473)	10,633	39,138
CASH AND CASH EQUIVALENTS — UNRESTRICTED, BEGINNING OF YEAR	58,965	48,332	9,194

CASH AND CASH EQUIVALENTS — UNRESTRICTED, END OF YEAR	$45,492	$58,965	$48,332

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity
BALANCE, December 31, 2001	$337	$519,695	$186,645	$(2,021)	$(8,677)	$695,979
COMPREHENSIVE INCOME:
Net income	—	—	97,011	—	—	97,011
Unrealized loss on interest rate caps, net of deferred income taxes	—	—	—	—	(161)	(161)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(7,252)	(7,252)
Foreign currency translation, net of deferred income taxes	—	—	—	—	755	755

Comprehensive income						90,353
Exercise of stock options	1	660	—	—	—	661
Tax benefit on stock options	—	28	—	—	—	28
Employee stock plan purchases	—	206	—	—	—	206
Modification of stock plan	—	52	—	—	—	52
Issuance of restricted stock	—	115	—	(115)	—	—
Issuance of stock warrants	—	40	—	—	—	40
Cancellation of restricted stock	—	(32)	—	32	—	—
Compensation expense	—	32	—	1,086	—	1,118

BALANCE, December 31, 2002	338	520,796	283,656	(1,018)	(15,335)	788,437
COMPREHENSIVE INCOME:
Net income	—	—	2,252	—	—	2,252
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	498	498
Minimum pension liability, net of deferred income taxes	—	—	—	—	(1,774)	(1,774)
Foreign currency translation, net of deferred income taxes	—	—	—	—	(33)	(33)

Comprehensive income						943
Acquisition of business	53	105,276	—	—	—	105,329
Conversion of stock options of acquired business	—	5,596	—	(1,387)	—	4,209
Exercise of stock options	2	4,187	—	—	—	4,189
Tax benefit on stock options	—	881	—	—	—	881
Employee stock plan purchases	—	270	—	—	—	270
Shares issued to employees	—	24	—	—	—	24
Issuance of restricted stock	1	1,237	—	(1,238)	—	—
Cancellation of restricted stock	—	(43)	—	43	—	—
Compensation expense	—	1,615	—	896	—	2,511

BALANCE, December 31, 2003	394	639,839	285,908	(2,704)	(16,644)	906,793
COMPREHENSIVE LOSS:
Net loss	—	—	(53,638)	—	—	(53,638)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(105)	(105)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(187)	(187)
Foreign currency translation, net of deferred income taxes	—	—	—	—	95	95

Comprehensive loss						(53,835)
Exercise of stock options	5	11,207	—	—	—	11,212
Tax benefit on stock options	—	1,575	—	—	—	1,575
Employee stock plan purchases	—	306	—	—	—	306
Shares issued to employees	—	11	—	—	—	11
Issuance of restricted stock	—	935	—	(935)	—	—
Cancellation of restricted stock	—	(209)	—	209	—	—
Compensation expense	—	2,988	—	2,093	—	5,081
Adjustment to stock options of acquired business	—	(1,542)	—	—	—	(1,542)

BALANCE, December 31, 2004	$399	$655,110	$232,270	$(1,337)	$(16,841)	$869,601

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

     As more fully discussed in Note 9, the Company’s ownership percentage in Bass Pro Shops, Inc. (“Bass Pro”) increased during the third quarter of 2004. As required under applicable accounting guidance, the Company changed its method of accounting for its investment in Bass Pro from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has revised the accompanying consolidated balance sheets as of December 31, 2003 and related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2003 and 2002. This change in accounting principle resulted in a decrease of $1.0 million in retained earnings as of December 31, 2001 and increased net income for the years ended December 31, 2003 and 2002 by $1.4 million, $1.9 million, respectively. This change in accounting principle had no impact on cash flows provided by operating activities — continuing operations for the years ended December 31, 2003 and 2002.

Business Segments

Hospitality

The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland. At December 31, 2004, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. Gaylord Opryland is owned and operated by Opryland Hotel Nashville, LLC, a consolidated wholly-owned subsidiary of the Company incorporated in Delaware. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Company also has plans to develop a hotel, to be known as the Gaylord National Resort & Convention Center (“Gaylord National”) and to be located on property the Company acquired on February 24, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). See Note 22 for a further discussion of the purchase of this land.

ResortQuest

     The ResortQuest segment includes the operations of our vacation property management services subsidiaries. This branded network of vacation properties currently offers management services to approximately 18,000 properties in 50 premier beach, mountain, desert, and tropical resort locations. The acquisition of ResortQuest International, Inc. (“ResortQuest”) was completed on November 20, 2003 as further discussed in Note 6. The results of operations of ResortQuest from November 20, 2003 are included in these consolidated financial statements.

Opry and Attractions

     The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2004, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Springhouse Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.

Corporate and Other

     Corporate and Other includes salaries and benefits of the Company’s executive and administrative personnel and various other overhead costs. This segment also includes the expenses and activities associated with the Company’s ownership of various investments, including Bass Pro, the Nashville Predators, the naming rights agreement related to the Nashville Predators, and Opry Mills. The Company owns minority interests in Bass Pro, a leading retailer of premium outdoor sporting goods and fishing products, and the Nashville Predators, a National Hockey League professional team. Until the second quarter of 2002, the Company owned a minority interest in a partnership with The Mills Corporation that developed Opry Mills, a Nashville entertainment and retail complex, which opened in May 2000. The Company sold its interest in Opry Mills during 2002 to certain affiliates of The Mills Corporation, as further discussed in Note 7. The Company also sold its majority interest in the Oklahoma RedHawks, a minor league baseball team, during the fourth quarter of 2003. On February 22, 2005, the Company disposed of its investment in the Nashville Predators and reached an agreement to exit the related naming rights agreement upon the terms and conditions described in Note 22.

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

Cash and Cash Equivalents — Restricted

     Restricted cash and cash equivalents represent guest advance deposits held in escrow for lodging reservations and deposits held on real estate transactions. As of December 31, 2004, restricted cash and cash equivalents also included amounts held in escrow to close the acquisition of a business in January 2005, as discussed in Note 22. In 2003 and 2002, restricted cash also included cash escrowed under debt agreements.

Supplemental Cash Flow Information

     Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2004	2003	2002
Debt interest paid	$29,926	$20,638	$17,749
Deferred financing costs paid	4,951	18,289	—
Capitalized interest	(5,464)	(14,810)	(6,825)

Cash paid for interest, net of capitalized interest	$29,413	$24,117	$10,924

     Net cash (payments) refunds for income taxes were ($0.7) million, $1.0 million, and $63.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     The Company’s net cash flows provided by investing activities — discontinued operations in 2003 and 2002 primarily consist of cash proceeds received from the sale of discontinued operations.

     On November 20, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest in a tax-free stock for stock merger for a total purchase price of $114.7 million. The total purchase price of the ResortQuest acquisition was comprised of the following (in thousands):

Fair value of common stock issued	$105,329
Fair value of stock options issued	5,596
Direct merger costs	3,773

Total	$114,698

     The purchase price was allocated as follows (in thousands):

Assets acquired, including cash acquired of $4,228	$283,019
Liabilities assumed	(169,708)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Short-Term Investments

     Short-term investments, which consist of market auction rate debt securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004, the available for sale investments had contractual maturities ranging from June 1, 2034 to December 1, 2043. The Company’s stated investment policy is to sell these securities and repurchase similar securities at each auction date, which typically occurs every 28 days. Based on the Company’s historical practice of adhering to this investment policy and the Company’s intent to continue to adhere to this investment policy, the Company has classified these securities as short-term investments in its consolidated balance sheet.

Accounts Receivable

     The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights, as well as vacation rental property management fees. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2004.

Allowance for Doubtful Accounts

     The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Deferred Financing Costs

     Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2004, 2003 and 2002, deferred financing costs of $29.3 million, $35.2 million, and $36.2 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2004 represents the amount of prepaid contract payments related to the secured forward exchange contract discussed in Note 10 that will be amortized in the coming year.

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

Leases

     The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 23 acre site in Grapevine, Texas on which the Gaylord Texan is located, and various other leasing arrangements, including leases for office space and office equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases”, and related interpretations. The Company’s leases are discussed further in Note 16.

Long-Term Investments

     The Company owns long-term investments in marketable securities and has minority interest investments in certain businesses. Long-term investments in marketable securities are accounted for in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Generally, non-marketable investments (excluding limited partnerships) in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent and limited partnerships are accounted for using the equity method of accounting.

Other Assets

     Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2004	2003
Other current assets:
Other current receivables	$13,493	$11,364
Inventories	6,486	4,828
Prepaid expenses	6,918	7,596
Current income tax receivable	434	—
Other current assets	1,437	981

Total other current assets	$28,768	$24,769

Other long-term assets:
Notes receivable	$7,535	$7,535
Deferred software costs, net	13,370	15,904
Other long-term assets	3,427	5,668

Total other long-term assets	$24,332	$29,107

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

     During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note is collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable is now in default. The Company has accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note is secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company recognized a valuation allowance of $4.0 million against the note receivable which was recorded as an adjustment of the purchase price allocation.

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

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2004	2003
Trade accounts payable	$18,855	$19,965
Accrued construction in progress	7,735	18,993
Property and other taxes payable	23,462	19,820
Deferred revenues	48,438	50,043
Accrued salaries and benefits	18,547	16,860
Restructuring accruals	121	289
Accrued self-insurance reserves	7,427	3,683
Accrued interest payable	4,585	3,232
Accrued advertising and promotion	10,709	7,422
Other accrued liabilities	28,809	18,189

Total accounts payable and accrued liabilities	$168,688	$158,496

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

     The Company earns revenues from the ResortQuest segment through property management fees, service fees, and other sources. The Company receives property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on the Company’s proportionate share of the total rental price of the vacation condominium or home. The Company provides or arranges through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. The Company recognizes other revenues primarily related to real estate broker commissions and software and maintenance sales. The Company recognizes revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. Until December 15, 2004, the Company also sold a fully integrated software package, First Resort Software, specifically designed for the vacation property management business, along with ongoing service contracts. The Company disposed of the First Resort Software business on December 15, 2004. Software and maintenance revenues were recognized when the systems were installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs included in continuing operations were $32.5 million, $17.5 million, and $22.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002, and the information contained in this report reflects the disclosure requirements of the new pronouncement until the adoption of SFAS No. 123(R) in 2005. The Company will continue to account for employee stock-based compensation in accordance with APB Opinion No. 25.

     If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company’s net (loss) income (in thousands) and (loss) income per share (in dollars) for the years ended December 31 would have been (increased) reduced to the following pro forma amounts:

	2004	2003	2002
NET (LOSS) INCOME:
As reported	$(53,638)	$2,252	$97,011
Stock-based employee compensation, net of tax effect	3,952	3,304	3,129

Pro forma	$(57,590)	$(1,052)	$93,882

(LOSS) INCOME PER SHARE:
As reported	$(1.35)	$0.07	$2.87

Pro forma	$(1.45)	$(0.03)	$2.78

(LOSS) INCOME PER SHARE — ASSUMING DILUTION:
As reported	$(1.35)	$0.07	$2.87

Pro forma	$(1.45)	$(0.03)	$2.78

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

     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004: WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; GET Management, the Company’s artist management business which was sold during 2001; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company’s water taxis that were sold in 2001. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 5.

(Loss) Income Per Share

     SFAS No. 128, “Earnings Per Share”, established standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. (Loss) income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2004
	Income	Shares	Per Share
Net loss	$(53,638)	39,654	$(1.35)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(53,638)	39,654	$(1.35)

	2003
	Income	Shares	Per Share
Net income	$2,252	34,460	$0.07
Effect of dilutive stock options	—	—	—

Net income — assuming dilution	$2,252	34,460	$0.07

	2002
	Income	Shares	Per Share
Net income	$97,011	33,763	$2.87
Effect of dilutive stock options	—	31	—

Net income — assuming dilution	$97,011	33,794	$2.87

     For the years ended December 31, 2004 and 2003, the effect of dilutive stock options was the equivalent of approximately 578,000 and 74,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the years ended December 31, 2004 and 2003, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.

Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.

Financial Instruments

     The Company has issued $350.0 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8% (“8% Senior Notes”). The 8% Senior Notes are discussed further in Note 12. The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million principal amount of the 8% Senior Notes. The carrying value of $125.0 million of the 8% Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $225.0 million carrying value of the remaining 8% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $241.7 million as of December 31, 2004.

     The Company has issued $225.0 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75% (“6.75% Senior Notes”). The 6.75% Senior Notes are discussed further in Note 12. The carrying value of the 6.75% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $224.3 million as of December 31, 2004.

     The carrying value of the Company’s long-term notes receivable approximates fair value based upon the variable nature of these financial instruments’ interest rates. Certain of the Company’s investments are carried at fair value determined using quoted market prices as discussed further in Note 9. The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

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

Reclassifications

     During 2003 and prior years, the Company classified certain market auction rate debt securities as cash and cash equivalents – unrestricted. During 2004, the Company determined that these securities should be classified as short-term investments due to the fact that the original maturity of these securities is greater than three months. As a result, the Company has revised the accompanying consolidated balance sheets as of December 31, 2003 and related consolidated statements of cash flows for the years ended December 31, 2003 and 2002. This reclassification resulted in a decrease of $62.0 million in cash and cash equivalents – unrestricted and an increase of $62.0 million in short-term investments as of December 31, 2003. The Company also revised its statements of cash flows for the years ended December 31, 2003 and 2002 to present the purchases and sales of these securities as investing activities. This reclassification had no impact on net income or cash flows provided by operating activities — continuing operations for the years ended December 31, 2003 and 2002.

     Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 financial statement presentation.

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

Newly Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has significant variable interest.

     FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003 for the Company’s interests in VIEs that are special purpose entities (“SPEs”). The adoption of FIN 46 for interests in SPEs on December 31, 2003 did not have a material effect on the Company’s consolidated balance sheet. The Company adopted the provisions of FIN 46 for the Company’s variable interests in all VIEs as of March 31, 2004. The effect of adopting the provisions of FIN 46 for all the Company’s variable interests did not have a material impact on the Company’s consolidated results of operations, financial position, or liquidity.

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

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employer’s Disclosure about Pension and Other Postretirement Benefits”. This revised statement requires that companies provide more detailed disclosures about the plan assets, benefit obligations, cash flows, benefit costs, and investment policies of their pension and postretirement benefit plans. This statement was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted the provisions of this statement on December 31, 2003 and the information contained in this report reflects the disclosures required under the revised standard.

     In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or Annual Reporting period beginning after September 15, 2004. Earlier application of this Staff Position is encouraged. The Company elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 18 for a discussion regarding the impact of this Statement on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R) is for periods beginning after June 15, 2005 which will be July 1, 2005 for the Company. Early adoption is permitted but not required. The Company plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of December 31, 2004 which are expected to remain unvested as of July 1, 2005, the Company expects to recognize additional pre-tax compensation expense during 2005 of approximately $2.1 million beginning in the third quarter of 2005 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

2. Construction Funding Requirements

As of December 31, 2004, the Company had $45.5 million in unrestricted cash, $90.2 million available under its 2003 revolving credit facility, and the net cash flows from certain operations to fund its cash requirements including the Company’s 2005 construction commitments related to its hotel construction projects. The Company has plans to develop a hotel, to be known as the Gaylord

National Resort & Convention Center and to be located on property the Company acquired on February 24, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). See Note 22 for a further discussion of the purchase of this land. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to the Company upon completion of the project. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. As of December 31, 2004, the Company had not entered into any material construction commitments associated with this project.

As more fully discussed in Note 22, on March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent and terminated its previously existing 2003 revolving credit facility.

3. Impairment and Other Charges

     The Company began production of an IMAX movie during 2000 to portray the history of country music. In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was reevaluated on the basis of estimated future cash flows. As a result, an impairment charge of $0.9 million was recorded in the third quarter of 2003.

     In the second quarter of 2004, due to a continued decline in the revenues generated by the film, the Company again re-evaluated the carrying value of the IMAX film asset based on current estimates of future cash flows. As a result, an additional impairment charge of $1.2 million was recorded in the second quarter of 2004 to write off the remaining carrying value of the film.

4. Restructuring Charges

     The following table summarizes the activities of the restructuring charges for continuing operations for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2003	adjustments	Payments	December 31, 2004

2001 restructuring charges	$94	$278	$265	$107
2000 restructuring charge	195	(82)	99	14

	$289	$196	$364	$121

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2002	adjustments	Payments	December 31, 2003

2001 restructuring charges	$431	$—	$337	$94
2000 restructuring charge	270	—	75	195

	$701	$—	$412	$289

		Restructuring
	Balance at	charges and		Balance at
	December 31, 2001	adjustments	Payments	December 31, 2002

2002 restructuring charge	$—	$1,062	$1,062	$—
2001 restructuring charges	4,168	(1,079)	2,658	431
2000 restructuring charge	1,569	—	1,299	270

	$5,737	$(17)	$5,019	$701

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

2001 Restructuring Charges

     During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, the Company evaluated the 2001 restructuring accrual and determined that the remaining sublease payments it was scheduled to receive were less than originally estimated. During the fourth quarter of 2004, the Company again evaluated the 2001 restructuring accrual due to a continued decline in the creditworthiness of a sublessee and determined that the remaining sublease payments that it would collect were less than estimated during the second quarter of 2004. As a result of these evaluations, the Company increased the 2001 restructuring charge by $0.3 million during 2004 related to continuing operations. As of December 31, 2004, the Company has recorded cash payments of $5.0 million against the 2001 restructuring accrual. The remaining balance of the 2001 restructuring accrual at December 31, 2004 of $0.1 million is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company expects the remaining balances of the 2001 restructuring accrual to be paid by the end of 2005.

2000 Restructuring Charge

     During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, the Company evaluated the 2000 restructuring accrual and determined that the remaining severance payments it was scheduled to make were less than originally estimated. As a result, the Company reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations. As of December 31, 2004, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at December 31, 2004 of $14,000, from continuing operations, is included in accounts payable and accrued liabilities in the consolidated balance sheets, which the Company expects to be paid by the end of 2005.

5. Discontinued Operations

     As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144 and APB No. 30. The results of operations, net of taxes, (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. These required revisions to the prior year financial statements did not impact cash flows from operating, investing or financing activities

WSM-FM and WWTN(FM)

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

     During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale, which is recorded in income from discontinued operations in the consolidated statement of operations. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness as further discussed in Note 12.

     During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.

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

     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2004	2003	2002

REVENUES:
Radio Operations	$—	$3,703	$10,240
Acuff-Rose Music Publishing	—	—	7,654
RedHawks	—	5,034	6,289
Word Entertainment	—	—	2,594
International cable networks	—	—	744

Total revenues	$—	$8,737	$27,521

OPERATING INCOME (LOSS):
Radio Operations	$—	$615	$1,305
Acuff-Rose Music Publishing	1	16	933
RedHawks	—	436	841
Word Entertainment	40	22	(917)
International cable networks	—	—	(1,576)
Businesses sold to OPUBCO	—	(620)	—
Restructuring charges	—	—	(20)

Total operating income	41	469	566

INTEREST EXPENSE	—	(1)	(81)
INTEREST INCOME	—	8	81
OTHER GAINS AND (LOSSES)
Radio Operations	—	54,555	—
Acuff-Rose Music Publishing	1,015	450	130,465
RedHawks	—	(1,159)	(193)
Word Entertainment	—	1,503	1,553
International cable networks	—	497	3,617

Total other gains and (losses)	1,015	55,846	135,442

Income before provision for income taxes	1,056	56,322	136,008
PROVISION FOR INCOME TAXES	412	21,951	50,251

Gain from discontinued operations	$644	$34,371	$85,757

     Included in other gains and (losses) in 2003 is a pre-tax gain of $54.6 million on the sale of the Radio Operations and a pre-tax loss of $1.0 million on the sale of the RedHawks. Included in other gains and (losses) in 2002 are pre-tax gains of $130.6 million on the sale of Acuff-Rose Music Publishing, $0.5 million on the sale of Word Entertainment, and $3.8 million on the sale of International Cable Networks. The remaining gains and (losses) in 2004, 2003, and 2002 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.

     The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$—	$19

Total current assets	—	19

Total assets	$—	$19

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable and accrued liabilities	1,033	2,930

Total current liabilities	1,033	2,930
OTHER LONG-TERM LIABILITIES	—	825

Total long-term liabilities	—	825

Total liabilities	1,033	3,755

TOTAL LIABILITIES & MINORITY INTEREST OF DISCONTINUED OPERATIONS	$1,033	$3,755

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

The total purchase price of the ResortQuest acquisition was as follows (amounts in thousands):

Fair value of Gaylord common stock issued	$105,329
Fair value of Gaylord stock options issued	5,596
Direct merger costs incurred by Gaylord	3,773

Total	$114,698

The Company has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price was subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation of the purchase price was adjusted during this period and finalized on November 20, 2004, which resulted in certain adjustments to goodwill, accrued liabilities, deferred taxes, and additional paid-in capital as discussed more fully below. The purchase price allocation as of November 20, 2003 was as follows (in thousands):

Cash acquired	$4,228
Tangible assets acquired	47,511
Amortizable intangible assets	29,718
Trade names	38,835
Goodwill	162,727

Total assets acquired	283,019

Liabilities assumed	(84,608)
Debt assumed	(85,100)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Tangible assets acquired totaled $47.5 million which included $9.8 million of restricted cash, $26.1 million of property and equipment and $7.0 million of net trade receivables. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”), which was being amortized over a remaining estimated useful life of five years. On December 15, 2004, the Company sold certain assets related to FRS, including all copyrights, trademarks, tradenames, and maintenance and support agreements associated with the vacation rental management software, to Instant Software, Inc. for approximately $1.3 million in cash and the assumption of certain liabilities. The Company also received a perpetual, irrevocable, royalty-free license to continue using the vacation rental management software for its internal business purposes. The value assigned to this license is being amortized over a remaining estimated useful life of two years. The Company recognized a loss of $1.8 million on the sale of the FRS assets, which is reported in other gains and losses in the consolidated statement of operations.

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

As of December 31, 2004 and December 31, 2003, goodwill related to the ResortQuest acquisition totaled $159.2 million and $162.7 million, respectively. During the twelve months ended November 20, 2004, the Company made adjustments to accrued liabilities, deferred taxes, and stock options associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $3.5 million. As of December 31, 2004, approximately $73.6 million of the goodwill was expected to be deductible for income tax purposes.

     As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits, and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the years ended December 31, 2004 and 2003 (amounts in thousands):

Balance at	Charges and		Balance at
January 1, 2004	Adjustments	Payments	December 31, 2004
$4,000	$4,117	$5,167	$2,950

Balance at	Charges and		Balance at
November 20, 2003	Adjustments	Payments	December 31, 2003
$4,000	$—	$—	$4,000

All charges and adjustments to these reserves subsequent to November 20, 2003 and through the fourth quarter 2004 were recorded as an adjustment to the purchase price allocation.

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

8. Property and Equipment

     Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2004	2003
Land and land improvements	$153,811	$133,449
Buildings	1,226,372	838,276
Furniture, fixtures and equipment	414,166	336,735
Construction in progress	20,047	397,969

	1,814,396	1,706,429
Accumulated depreciation	(471,145)	(408,901)

Property and equipment, net	$1,343,251	$1,297,528

     The increase in buildings and decrease in construction in progress during 2004 primarily relates to the completion of the construction for the Gaylord Texan, which opened on April 2, 2004. Depreciation expense of continuing operations for the years ended December 31, 2004, 2003 and 2002 was $69.1 million, $53.9 million, and $52.7 million, respectively. Capitalized interest for the years ended December 31, 2004, 2003 and 2002 was $5.5 million, $14.8 million, and $6.8 million, respectively.

9. Investments

     Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2004	2003
Viacom Class B non-voting common stock	$400,399	$488,313
Bass Pro	68,171	64,345

Total investments	$468,570	$552,658

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

     At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company’s adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders’ equity. As trading securities, the Viacom Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2004, the Company recorded net pretax losses of $87.9 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2003, the Company recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom Stock. For the year ended December 31, 2002, the Company recorded net pretax losses of $37.3 million related to the decrease in fair value of the Viacom Stock.

     Bass Pro completed a restructuring at the end of 1999 whereby certain assets, including a resort hotel in Southern Missouri and an interest in a manufacturer of fishing boats, are no longer owned by Bass Pro. Subsequent to the Bass Pro restructuring, the Company’s ownership interest in Bass Pro equaled 19.1%. Accordingly, from December 31, 1999 to July 8, 2004, the Company accounted for its investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in

Common Stock”, to account for its investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.

     As of December 31, 2004, the recorded value of the Company’s investment in Bass Pro is $62.4 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.

     During 1997, the Company purchased a 19.9% limited partnership interest in the Nashville Predators for $12.0 million. The Company accounts for its investment using the equity method as required by EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means”. The Company recorded losses of $1.4 million during 2002 resulting from the Nashville Predators’ net losses. The carrying value of the investment in the Predators was zero at December 31, 2004, 2003, and 2002. The Company has not recognized its share of losses in 2004 and 2003 or reduced its investment below zero as the Company is not obligated to make future contributions to the Predators. Through dilution, the Company owned a 10.1% limited partnership interest in the Nashville Predators as of December 31, 2004. As further discussed in Note 22, pursuant to a settlement agreement consummated on February 22, 2005, the Nashville Predators redeemed all of the outstanding limited partnership units in the Nashville Predators owned by the Company, effectively terminating the Company’s ownership interest in the Nashville Predators, and cancelled the related naming rights agreement.

10. Secured Forward Exchange Contract

     During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom Stock. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company will not be required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of December 31, 2004 and 2003 and long-term assets of $37.4 million and $64.3 million in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility. As a result of the SFEC, the 1997 revolving credit facility was terminated.

     The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $67.97 per share, as of December 31, 2004. The call option strike price decreased from $75.30 as of December 31, 2003 to $67.97 as of December 31, 2004 due to the Company receiving dividend distributions from Viacom during 2004. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $67.97 per share, the Company will participate in the appreciation at a rate of 25.93%.

     In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 11.

11. Derivative Financial Instruments

     The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

     The Company adopted the provisions of SFAS No. 133 on January 1, 2001. Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the years ended December 31, 2004, 2003 and 2002, the Company recorded net pretax gains (losses) in the Company’s consolidated statement of operations of $56.5 million, ($33.2) million, and $86.5 million, respectively, related to the increase (decrease) in the fair value of the derivatives associated with the SFEC.

     During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts, which capped the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%, expired in March 2004 as discussed in Note 12. Upon the expiration of these contracts, the Company entered into a contract to cap its exposure to one-month LIBOR rates on up to $197 million of outstanding indebtedness at 5.0% as discussed in Note 12. Another interest rate cap, which capped the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument was initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, was recognized as income or expense immediately.

     The Company also purchased LIBOR rate swaps as required by the 2003 Loans as discussed in Note 12. The Company hedged a notional amount of $200.0 million, although the 2003 Loans only required that 50% of the outstanding amount be hedged. The LIBOR rate swap effectively locked the variable interest rate at a fixed interest rate at 1.48% in year one and 2.09% in year two. The LIBOR rate swaps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. Anticipating the issuance of the 8% Senior Notes and the subsequent repayment of the 2003 Loans, the Company terminated $100.0 million of the LIBOR rate swaps effective October 31, 2003. Upon issuance of the 8% Senior Notes and the repayment of the 2003 Loans, the Company terminated the remaining $100.0 million of the LIBOR rate swaps effective November 12, 2003. The Company received proceeds from the termination of these LIBOR rate swaps in the amount of $0.2 million.

     Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and therefore, no impact on earnings. As of December 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million. The Company has recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly. As of December 31, 2003, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.5) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.

12. Debt

     The Company’s debt and capital lease obligations related to continuing operations at December 31 consist of (amounts in thousands):

	2004	2003
Senior Loan	$—	$199,181
8% Senior Notes	350,000	350,000
6.75% Senior Notes	225,000	—
Fair value derivatives effective for 8% Senior Notes	484	(1,544)
Notes payable	100	200
Capital lease obligations	825	922

Total debt	576,409	548,759
Less amounts due within one year	(463)	(8,584)

Total long-term debt	$575,946	$540,175

     Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands). Note 16 discusses the capital lease obligations in more detail, including annual maturities.

2005	$100
2006	—
2007	—
2008	—
2009	—
Years thereafter	575,000

Total	$575,100

     Accrued interest payable at December 31, 2004 and 2003 was $4.6 million and $3.2 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Senior Loan and Mezzanine Loan

     In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan, which was repaid and terminated in November 2004 using proceeds of the 6.75% Senior Notes discussed below, was secured by a first mortgage lien on the assets of Gaylord Opryland. In March 2004, the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. Amounts outstanding under the Senior Loan bore interest at one-month LIBOR plus 1.20%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the 8% Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments in 2001 that capped its exposure to one-month LIBOR at 7.5% as discussed in Note 11. These instruments expired in March 2004. Upon exercising its option to extend the maturity of the Senior Loan in March 2004, the Company purchased an instrument that capped its exposure to one-month LIBOR at 5.0% as discussed in Note 11. As a result of the repayment and termination of the Senior Loan, these instruments were terminated in

November 2004. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the interim loan and paying required escrows and fees were approximately $97.6 million.

     The terms of the Nashville Hotel Loans required that the Company maintain certain escrowed cash balances and comply with certain financial covenants, and impose limits on transactions with affiliates and indebtedness. The financial covenants under the Mezzanine Loan were structured such that failure to meet certain ratios at one level triggered certain cash management restrictions and failure to meet certain ratios at a second level resulted in an event of default under the Mezzanine Loan. Based upon the financial covenant calculations at December 31, 2002, the cash management restrictions were in effect which required that all excess cash flows, as defined, be escrowed and may be used to repay principal amounts owed on the Senior Loan. During 2002, the Company negotiated certain revisions to the financial covenants under the Mezzanine Loan. After these revisions, the Company was in compliance with the covenants under the Nashville Hotel Loans for which the failure to comply would result in an event of default at December 31, 2002. During the second quarter of 2003, the Company’s ratios had improved such that the cash management restrictions were lifted. As of December 31, 2004, the Senior Loan and Mezzanine Loan had been repaid and terminated.

     During November 2003, the Company used the proceeds of the 8% Senior Notes, as discussed below, to repay in full $66.0 million outstanding under the Mezzanine Loan portion of the Nashville Hotel Loans. As a result of the prepayment of the Mezzanine Loan, the Company wrote off $0.7 million in deferred financing costs during 2003, which is recorded as interest expense in the consolidated statement of operations.

     During November, 2004, the Company used the proceeds of the 6.75% Senior Notes, as discussed below, to repay in full $192.5 million outstanding under the Senior Loan portion of the Nashville Hotel Loans. As a result of the prepayment of the Senior Loan, the Company wrote off $0.03 million in deferred financing costs during 2004, which is recorded as interest expense in the consolidated statement of operations.

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

     In connection with the offering of the Senior Notes, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November, 2003, as discussed below, the Company used the proceeds of the Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs during the fourth quarter of 2003, which is included in interest expense in the consolidated statement of operations.

8% Senior Notes

     On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 in an institutional private placement. In April 2004, the Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the 2003 revolving credit facility. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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

The 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to the Company’s other indebtedness.

2003 Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The 2003 revolving credit facility, which replaced the revolving credit portion under the 2003 Loans, matures in May 2006. The 2003 revolving credit facility has an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The 2003 revolving credit facility is guaranteed on a senior unsecured basis by the Company’s subsidiaries that are guarantors of the 8% Senior Notes described above and the 6.75% Senior Notes described below (consisting generally of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements, the subsidiaries owning the assets of Gaylord Opryland), and is secured by a leasehold mortgage on the Gaylord Palms. The Company is required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the 2003 revolving credit facility.

In addition, the 2003 revolving credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests in the 2003 revolving credit facility are as follows:

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

As of December 31, 2004, the Company was in compliance with all covenants. As of December 31, 2004, no borrowings were outstanding under the 2003 revolving credit facility, but the lending banks had issued $9.8 million of letters of credit under the credit facility for the Company. The revolving credit facility is cross-defaulted to the Company’s other indebtedness.

As more fully discussed in Note 22, on March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent and terminated its previously existing 2003 revolving credit facility.

6.75% Senior Notes

On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 in an institutional private placement. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the 2003 revolving credit facility discussed above. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.0 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the Senior Loan and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.

In connection with the issuance of the 6.75% Senior Notes, the Company entered into a Registration Rights Agreement. Under the terms of the Registration Rights Agreement, the Company intends to file an exchange offer registration statement with the SEC on or prior to 150 days after November 30, 2004, the closing date of the 6.75% Senior Notes offering. The Company will use its reasonable best efforts to have the exchange offer registration statement declared effective by the SEC on or prior to 240 days after November 30, 2004.

13. Income Taxes

     The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	2004	2003	2002
CURRENT:
Federal	$253	$(18,367)	$—
State	(84)	(3,284)	1,336

Total current provision (benefit)	169	(21,651)	1,336

DEFERRED:
Federal	(28,226)	1,669	1,033
State	(11,649)	(3,907)	(1,203)
Foreign	(25)	134	—

Total deferred benefit	(39,900)	(2,104)	(170)
Effect of tax law change	—	—	1,343

Total (benefit) provision for income taxes	$(39,731)	$(23,755)	$2,509

     The tax benefits associated with the exercise of stock options during the years ended 2004, 2003, and 2002 were $1.6 million, $0.9 million, and $0.03 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.

     In addition to the income tax provision or (benefit) discussed above, the Company recognized additional income tax provision (benefit) related to discontinued operations as discussed in Note 5 in the amounts of $0.4 million, $22.0 million, and $50.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2002 the Company recognized an additional income tax benefit in the amount of $1.6 million as discussed in Note 19 related to a cumulative effect of accounting change.

     The effective tax rate as applied to pretax income (loss) from continuing operations differed from the statutory federal rate due to the following:

	2004	2003	2002
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	8%	8%	—%
Effective tax law change	—%	—%	6%
Previously accrued income taxes	—%	—%	(30%)
Other	(1%)	—%	4%

	42%	43%	15%

     In 2004, the Company began operations in additional tax jurisdictions which caused a change in the overall effective tax rate. As a result of this change, the Company recorded an income tax benefit of approximately $4.5 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. In addition, the state income tax benefit related to current year operations was $3.0 million (net of federal benefit). Due to the utilization of state net operating loss carryforwards from the sale of the Radio Operations in 2003, as discussed in Note 5, the Company released a portion of the valuation allowance to increase the deferred tax asset by $2.4 million and to reduce the tax expense by $2.4 million. During 2002, the Tennessee legislature increased the corporate income tax rate from 6% to 6.5%. As a result, the Company increased the deferred tax liability by $1.3 million and increased 2002 tax expense by $1.3 million.

     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2004	2003
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$20,852	$20,761
Defined benefit plan	8,048	8,944
Investments in stock	3,156	3,804
Forward exchange contract	48,255	38,609
Rent escalation and naming rights	10,129	6,796
Federal, State and Foreign net operating loss carryforwards	56,584	25,327
Tax credits and other carryforwards	8,594	7,511
Other assets	5,252	4,252

Total deferred tax assets	160,870	116,004
Valuation allowance	(13,365)	(13,166)

Total deferred tax assets, net of valuation allowance	147,505	102,838

DEFERRED TAX LIABILITIES:
Goodwill and other intangibles	22,764	23,872
Property and equipment, net	102,529	89,399
Investments in stock & derivatives	214,055	229,942
Investments in partnerships	4,808	2,944
Other liabilities	—	45

Total deferred tax liabilities	344,156	346,202

Net deferred tax liabilities	$196,651	$243,364

     At December 31, 2004, the Company had federal net operating loss carryforwards of $109.1 million which will begin to expire in 2020. In addition, the Company had federal minimum tax credits of $5.9 million that will not expire and other federal tax credits of $0.8 million that will begin to expire in 2018. The Company acquired federal net operating losses of $16.2 million and federal minimum tax credits of $0.2 million as a result of the acquisition of ResortQuest as described in Note 6. The Company’s utilization of these tax attributes will be limited due to the ownership change that resulted from the acquisition. However, management currently believes that these carryforwards will ultimately be fully utilized. State net operating loss carryforwards at December 31, 2004 totaled $383.9 million and will expire between 2005 and 2019. Foreign net operating loss carryforwards at December 31, 2004 totaled $10.5 million and will begin to expire in 2007. The use of certain state and foreign net operating losses and other state and foreign deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state and foreign deferred tax assets, including loss carryforwards. The change in valuation allowance was $0.2 million, $(1.5) million, and $(0.7) million in 2004, 2003 and 2002, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2004, $1.2 million of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.

     At December 31, 2004, the deferred tax liability relating to the Viacom Stock and the related SFEC (see Note 10) was $214.1 million, which amounts will be payable upon expiration of the SFEC which is scheduled for May 2007.

     During the year ended December 31, 2002, the Company recognized a benefit of $4.9 million related to the settlement of certain federal income tax issues with the Internal Revenue Service (“IRS”) as well as the closing of open tax years for federal and state tax purposes. The IRS has completed and closed its audits of the Company’s tax returns through 1998. The IRS has also completed its audits of the Company’s tax returns for the years 1999 through 2001. A majority of the issues raised in the audit have been settled, however some still remain open. The Company has considered the tax effect of the settled items and made the appropriate adjustments to the deferred tax assets and liabilities and resulting benefit or expense. The Company does not believe the resolution of the open issues will have a material effect on the Company’s consolidated results of operations or financial position.

     During the second quarter of 2002, the Company received an income tax refund of $64.6 million in cash from the U.S. Department of Treasury as a result of the net operating loss carry back provisions of the Job Creation and Worker Assistance Act of 2002. Net cash (payments) refunds for income taxes were approximately ($0.7) million, $1.0 million, and $63.2 million in 2004, 2003 and 2002, respectively.

     The Company has estimated and accrued for certain tax assessments and the expected resolution of tax contingencies which arise in the course of business. The ultimate outcome of these tax-related contingencies impact the determination of income tax expense and may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, the Company believes that recorded tax liabilities adequately account for its analysis of probable outcomes.

14. Stockholders’ Equity

     Holders of common stock are entitled to one vote per share. During 2000, the Company’s Board of Directors voted to discontinue the payment of dividends on its common stock.

15. Stock Plans

     At December 31, 2004 and 2003, 3,586,551 and 3,743,029 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable one to four years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.1%, 2.8%, and 4.1%; expected volatility of 35.1%, 35.5%, and 33.1%; expected lives of 4.5, 4.8, and 4.3 years; expected dividend rates of 0% for all years. The weighted average fair value of options granted was $10.06, $7.40, and $8.16 in 2004, 2003 and 2002, respectively.

     Stock option awards available for future grant under the stock plan at December 31, 2004 and 2003 were 1,742,828 and 2,113,252 shares of common stock, respectively. Stock option transactions under the plan and options converted at the ResortQuest acquisition are summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,743,029	$24.88	3,241,037	$26.21	3,053,737	$26.60
Granted	559,114	29.50	777,390	21.21	635,475	24.26
Converted at ResortQuest acquisition	—	—	573,863	21.18	—	—
Exercised	(484,730)	23.13	(235,860)	17.75	(29,198)	22.63
Canceled	(230,862)	26.20	(613,401)	26.52	(418,977)	26.33

Outstanding at end of year	3,586,551	25.75	3,743,029	24.88	3,241,037	26.21

Exercisable at end of year	2,033,331	26.49	1,840,310	27.02	1,569,697	27.27

     A summary of stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Option		Remaining	Average	Number of	Average
Exercise Price	Number of	Contractual	Exercise	Shares	Exercise
Range	Shares	Life	Price	Exerciseable	Price
$13.09 - 20.00	182,202	5.0	$16.00	66,935	$15.89
20.01 - 25.00	952,999	7.1	21.49	417,469	22.02
25.01 - 30.00	2,155,093	6.2	27.20	1,359,482	26.95
30.01 - 35.00	175,363	6.6	31.51	81,231	32.17
35.01 - 40.00	118,832	4.0	39.54	106,152	40.00
40.01 - 58.18	2,062	4.2	57.12	2,062	57.12

13.09 - 58.18	3,586,551	6.3	25.75	2,033,331	26.49

     The plan also provides for the award of restricted stock. At December 31, 2004 and 2003, awards of restricted stock of 93,805 and 111,350 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock. At December 31, 2004, there was approximately $1.0 million in unearned deferred compensation related to restricted unit grants recorded as other stockholders’ equity in the accompanying consolidated balance sheet.

     The Company granted 45,500 and 620,500 units in 2004 and 2003, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program, which was implemented in the second quarter of 2003. Included in compensation expense for 2004 and 2003 is $2.8 million and $1.6 million, respectively, related to these units.

     The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company issued 11,722, 12,888, and 14,753 shares of common stock at an average price of $26.13, $16.95, and $17.47 pursuant to this plan during 2004, 2003 and 2002, respectively.

16. Commitments and Contingencies

Capital Leases

     During 2004, 2003, and 2002, the Company entered into two, one, and three capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2004	2003
Property and equipment	$2,125	$1,563
Other long-term assets	898	898
Accumulated depreciation	(1,104)	(567)

Net assets under capital leases in property and equipment	$1,919	$1,894

Current lease obligations	$362	$480
Long-term lease obligations	464	442

Capital lease obligations	$826	$922

Operating Leases

     Rental expense related to continuing operations for operating leases was $19.9 million, $13.6 million, and $13.1 million for 2004, 2003 and 2002, respectively. Non-cash lease expense for 2004, 2003, and 2002 was $6.6 million, $6.5 million, and $6.5 million, respectively, as discussed below.

     Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2004 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2005	$440	$12,814
2006	351	9,601
2007	73	8,735
2008	10	7,530
2009	—	6,366
Years thereafter	—	690,107

Total minimum lease payments	874	$735,153

Less amount representing interest	(48)

Total present value of minimum payments	826
Less current portion of obligations	(362)

Long-term obligations	$464

     The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.2 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual lease expense of approximately $9.8 million for 2004, 2003, and 2002. This rent included approximately $6.6 million, $6.5 million, and $6.5 million of non-cash expenses during 2004, 2003, and 2002, respectively. The Company is currently attempting to renegotiate certain terms of the lease in an attempt to more closely align the economic cost of the lease with the impact on the Company’s results of operations. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $0.8 million, $0.7 million and $0.6 million of contingent rentals related to the Gaylord Palms in 2004, 2003, and 2002, respectively.

Other Commitments and Contingencies

     On February 22, 2005, the Company concluded the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”), which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the Company anticipates that payments made pursuant to the Settlement Agreement will result in the Company recording a $2.4 million gain during the first quarter of 2005.

     During 1999, the Company entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators as described above. The Company has accounted for the naming rights agreement expense on a straight-line basis over the 20-year contract period. The Company recognized naming rights expense of $3.4 million for the years ended December 31, 2004, 2003 and 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As described above, the Company was relieved of all of its obligations under the Naming Rights Agreement on February 22, 2005, as a part of the legal settlement with the Nashville Predators.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. As of December 31, 2004, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of Nashville Hockey Club, L.P. that arises from any act, omission or circumstance occurring after the date of the legal settlement.

     Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 8 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

     The Company has plans to develop a hotel, to be known as the Gaylord National Resort & Convention Center and to be located on property the Company acquired on February 24, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). See Note 22 for a further discussion of the purchase of this land. The Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to the Company upon completion of the project. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. As of December 31, 2004, the Company had not entered into any material construction commitments associated with this project. The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

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

     The following table sets forth the funded status at December 31 (amounts in thousands):

	2004	2003
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$66,629	$59,214
Interest cost	4,057	4,031
Actuarial loss	3,446	6,874
Benefits paid	(4,196)	(3,490)

Benefit obligation at end of year	69,936	66,629

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	42,929	37,105
Actual return on plan assets	4,673	5,495
Employer contributions	4,595	3,819
Benefits paid	(4,196)	(3,490)

Fair value of plan assets at end of year	48,001	42,929

Funded status	(21,935)	(23,700)
Unrecognized net actuarial loss	24,625	24,943
Adjustment for minimum liability	(24,625)	(24,943)
Employer contribution after measurement date	855	821

Accrued pension cost	$(21,080)	$(22,879)

     Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2004	2003	2002
Interest cost	$4,057	$4,031	$3,964
Expected return on plan assets	(3,418)	(2,991)	(3,395)
Recognized net actuarial loss	2,509	2,371	710
Curtailment loss	—	—	3,750

Total net periodic pension expense	$3,148	$3,411	$5,029

     The accumulated benefit obligation for the defined benefit pension plan was $69.9 million and $66.6 million at December 31, 2004 and 2003, respectively.

Assumptions

     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2004	2003
Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A
Measurement date	9/30/2004	9/30/2003

     The rate of increase in future compensation levels was not applicable for 2004 and 2003 due to the Company amending the plan to freeze the cash balance benefit as described above.

     The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2004	2003
Discount rate	6.25%	7.00%
Rate of compensation increase	N/A	N/A
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	9/30/2004	9/30/2003

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

Plan Assets

     The allocation of the defined benefit pension plan’s assets as of September 30, by asset categories, are as follows:

Asset Category	2004	2003
Equity securities	64%	61%
Fixed income securities	31%	33%
Cash	5%	6%

Total	100%	100%

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

Expected Contributions and Benefit Payments

     The Company expects to contribute $4.4 million to its defined benefit pension plan in 2005. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31:

2005	$4,356
2006	2,104
2007	3,601
2008	2,237
2009	2,579
2010-2014	17,658

Total	$32,535

Other Information

     The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2004, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $12.5 million.

     The Company’s accrued cost related to its qualified and non-qualified retirement plans of $33.7 million and $34.5 million at December 31, 2004 and 2003, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2004 decrease in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $0.2 million, net of a tax benefit of $0.3 million. The 2003 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $1.8 million, net of taxes of $1.1 million. The 2004 and 2003 charges to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $6.0 million, $4.1 million, and $3.8 million for 2004, 2003 and 2002, respectively. The increase in Company contributions under the retirement savings plan in 2004 is due to a full year of contributions related to ResortQuest, which was acquired on November 20, 2003.

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

     The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2004	2003
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$20,203	$19,722
Service cost	300	341
Interest cost	937	1,380
Actuarial gain	(6,752)	(485)
Benefits paid	(1,045)	(755)

Benefit obligation at end of year	13,643	20,203
Unrecognized net actuarial gain (loss)	4,809	(1,520)
Unrecognized prior service cost	2,076	3,074
Unrecognized curtailment gain	1,859	2,103

Accrued postretirement liability	$22,387	$23,860

     Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2004	2003	2002
Service cost	$300	$341	$306
Interest cost	937	1,380	1,353
Curtailment gain	—	—	(2,105)
Recognized net actuarial (gain) loss	(422)	10	(41)
Amortization of prior service cost	(999)	(999)	(999)
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$(428)	$488	$(1,730)

     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2004	2003
Discount rate	6.00%	6.25%
Measurement date	9/30/2004	9/30/2003

     The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2004	2003
Discount rate	6.25%	7.00%
Measurement date	9/30/2004	9/30/2003

     The health care cost trend is projected to be 10.1% in 2005, declining each year thereafter to an ultimate level trend rate of 5.0% per year for 2013 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 13%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by approximately 8% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 12%.

     The Company expects to contribute $1.0 million to the plan in 2005. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31:

2005	$967
2006	787
2007	901
2008	966
2009	1,091
2010-2014	6,844

Total	$11,556

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

     During May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or Annual Reporting period beginning after September 15, 2004.

     During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million during the second quarter of 2004 as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the year ended December 31, 2004 was as follows (in thousands):

Service cost	$(31)
Interest cost	(136)
Expected return on plan assets	—
Amortization of net actuarial gain	(328)
Amortization of prior service cost	—
Amortization of curtailment gain	—

Net periodic postretirement benefit expense	$(495)

19. Goodwill and Intangibles

     The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill is impaired as of the beginning of the fiscal year in which the statement was adopted. Under the transitional provisions of SFAS No. 142, the first step is for the Company to evaluate whether the reporting unit’s carrying amount exceeds its fair value. If the reporting unit’s carrying amount exceeds it fair value, the second step of the impairment test must be completed. During the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount.

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

     The Company performed the annual impairment review on all goodwill at December 31, 2004 and determined that no further impairment charges were required during 2004.

     The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2004 and 2003 are as follows (amounts in thousands):

	Balance as of		Purchase	Balance as of
	December 31,	Impairment	Accounting	December 31,
	2003	Losses	Adjustments	2004
Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	162,727	—	(3,574)	159,153
Corporate and other	—	—	—	—

Total	$169,642	$—	$(3,574)	$166,068

	December 31,	Impairment		December 31,
	2002	Losses	Acquisitions	2003
Hospitality	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	6,915
ResortQuest	—	—	162,727	162,727
Corporate and other	—	—	—	—

Total	$6,915	$—	$162,727	$169,642

     During the year ended December 31, 2004, the Company made adjustments to accrued liabilities, deferred taxes, and stock options associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $3.5 million.

     The carrying amount of indefinite lived intangible assets not subject to amortization was $40.6 million at December 31, 2004 and 2003. The gross carrying amount of amortized intangible assets in continuing operations was $30.5 million and $30.1 million at December 31, 2004 and 2003, respectively. The related accumulated amortization of intangible assets in continuing operations was $4.5 million and $588,000 at December 31, 2004 and 2003, respectively. The amortization expense related to intangibles from continuing operations during the years ended December 31, 2004, 2003, and 2002 was $4.0 million, $457,000, and $58,000, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$4,064
Year 2	3,875
Year 3	3,765
Year 4	3,765
Year 5	3,762

$19,231

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

	2004	2003	2002
REVENUES:
Hospitality	$473,051	$369,263	$339,380
Opry and Attractions	66,565	61,433	65,600
ResortQuest	209,449	17,920	—
Corporate and Other	388	184	272

Total	$749,453	$448,800	$405,252

DEPRECIATION AND AMORTIZATION:
Hospitality	$58,521	$46,536	$44,924
Opry and Attractions	5,215	5,129	5,778
ResortQuest	9,530	1,186	—
Corporate and Other	4,737	6,099	5,778

Total	$78,003	$58,950	$56,480

OPERATING (LOSS) INCOME:
Hospitality	$43,525	$42,347	$25,972
Opry and Attractions	1,548	(600)	1,596
ResortQuest	288	(2,616)	—
Corporate and Other	(43,751)	(43,396)	(42,111)
Preopening costs	(14,205)	(11,562)	(8,913)
Gain on sale of assets	—	—	30,529
Impairment and other charges	(1,212)	(856)	—
Restructuring charges	(196)	—	17

Total operating (loss) income	(14,003)	(16,683)	7,090
Interest expense, net of amounts capitalized	(55,064)	(52,804)	(46,960)
Interest income	1,521	2,461	2,808
Unrealized (loss) gain on Viacom stock	(87,914)	39,831	(37,300)
Unrealized gain (loss) on derivatives	56,533	(33,228)	86,476
Income from unconsolidated companies	3,825	2,340	3,058
Other gains and (losses)	1,089	2,209	1,163

(Loss) income before (benefit) provision for income taxes, discontinued operations, and cumulative effect of accounting change	$(94,013)	$(55,874)	$16,335

IDENTIFIABLE ASSETS:
Hospitality	$1,259,813	$1,209,124
Opry and Attractions	88,542	91,837
ResortQuest	302,650	288,992
Corporate and Other	870,040	991,038
Discontinued operations	—	19

Total	$2,521,045	$2,581,010

     The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2004	2003	2002
CAPITAL EXPENDITURES:
Hospitality	$118,698	$211,043	$163,926
Opry and Attractions	3,326	9,133	2,673
ResortQuest	2,345	1,504	—
Corporate and other	3,459	2,040	8,805

Total	$127,828	$223,720	$175,404

21. Quarterly Financial Information (Unaudited)

     The following is selected unaudited quarterly financial data as revised for the fiscal years ended December 31, 2004 and 2003 (amounts in thousands, except per share data).

     The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$158,883	$202,071	$195,924	$192,575
Depreciation and amortization	16,695	20,775	20,311	20,222
Operating (loss) income	(10,286)	(1,385)	1,253	(3,585)
Loss of continuing operations before income taxes and discontinued operations	(29,828)	(39,200)	(8,335)	(16,650)
Benefit for income taxes	(10,930)	(16,552)	(4,524)	(7,725)
Loss of continuing operations before discontinued operations	(18,898)	(22,648)	(3,811)	(8,925)
Gain from discontinued operations, net of taxes	—	—	619	25
Net loss	(18,898)	(22,648)	(3,192)	(8,900)
Net loss per share	(0.48)	(0.57)	(0.08)	(0.22)
Net loss per share — assuming dilution	(0.48)	(0.57)	(0.08)	(0.22)

     As discussed in Note 9, the Company’s ownership percentage in Bass Pro increased during the third quarter of 2004. As required under applicable accounting guidance, the Company changed its method of accounting for its investment in Bass Pro from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has restated the unaudited quarterly financial data for the three months ended March 31, 2004 and June 30, 2004 accordingly. This change in accounting principle increased income of continuing operations before income taxes and discontinued operations, provision for income taxes, income of continuing operations before discontinued operations, net income, net income per share, and net income per share — assuming dilution for the three months ended March 31, 2004 and the three months ended June 30, 2004 as follows:

	First	Second
	Quarter	Quarter
Income of continuing operations before income taxes and discontinued operations	$813	$983
Provision for income taxes	318	336
Income of continuing operations before discontinued operations	495	647
Net income	495	647
Net income per share	0.01	0.02
Net income per share — assuming dilution	0.01	0.02

     On April 2, 2004, the Company opened the Gaylord Texan. The results of operations of the Gaylord Texan for the period April 2, 2004 to December 31, 2004 are included in the consolidated financial statements.

     During November 2004, the Company completed its offering of the 6.75% Senior Notes. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.0 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the Senior Loan and to provide capital for growth of the Company’s other businesses and other general corporate purposes. As a result of the prepayment of the Senior Loan, the Company wrote off $0.03 million in deferred financing costs during the fourth quarter of 2004, which is recorded as interest expense in the consolidated statement of operations.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$114,380	$105,470	$98,101	$130,849
Depreciation and amortization	14,573	14,304	14,567	15,506
Operating income (loss)	4,958	(1,539)	(8,753)	(11,349)
(Loss) income of continuing operations before income taxes and discontinued operations	(10,956)	18,290	(41,988)	(21,220)
(Benefit) provision for income taxes	(4,274)	7,496	(18,490)	(8,487)
(Loss) income of continuing operations before discontinued operations	(6,682)	10,794	(23,498)	(12,733)
Gain (loss) from discontinued operations, net of taxes	167	809	35,150	(1,755)
Net (loss) income	(6,515)	11,603	11,652	(14,488)
Net (loss) income per share	(0.19)	0.34	0.34	(0.40)
Net (loss) income per share — assuming dilution	(0.19)	0.34	0.34	(0.40)

     As discussed above, the Company changed its method of accounting for its investment in Bass Pro from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has restated the unaudited quarterly financial data for the fiscal year ended December 31, 2003. This change in accounting principle increased (decreased) income of continuing operations before income taxes and discontinued operations, provision for income taxes, income of continuing operations before discontinued operations, net income, net income per share, and net income per share — assuming dilution for each quarter in the fiscal year ended December 31, 2003 as follows:

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Income of continuing operations before income taxes and discontinued operations	$(97)	$412	$1,491	$534
Provision for income taxes	(38)	162	582	208
Income of continuing operations before discontinued operations	(59)	250	909	326
Net income	(59)	250	909	326
Net income per share	—	—	0.02	0.01
Net income per share — assuming dilution	—	0.01	0.02	0.01

     During May of 2003, the Company finalized the 2003 Loans, which consisted of a $25 million senior revolving facility, a $150 million senior term loan, and a $50 million subordinated term loan. Proceeds of the 2003 Loans were used to pay off the Term Loan of $60 million and the remaining net proceeds of approximately $134 million were deposited into an escrow account for the completion of the construction of the Gaylord Texan. During November 2003, the Company used the proceeds of the 8% Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs, which is included in interest expense in the consolidated statement of operations.

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

     During November 2003, the Company completed its offering of the 8% Senior Notes. In connection with the offering of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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

22. Subsequent Events

Acquisitions

On January 3, 2005, the Company closed on the acquisition of certain vacation rental management businesses of East West Resorts. On February 1, 2005, the Company closed on the acquisition of Whistler Lodging Company, Ltd. From O’Neill Hotels and Resorts, Ltd. These acquisitions added approximately 2,500 units to ResortQuest’s units under exclusive management.

Predators Settlement

On February 22, 2005, the Company concluded the settlement of litigation with the NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5%

escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement.

As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee.

The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million.

In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s Guaranty dated June 25, 1997 has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the Consent Agreement.

As a part of the settlement, each party agreed to release the other party from any claims associated with this litigation. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the Company anticipates that payments made pursuant to the Settlement Agreement will result in the Company recording a $2.4 million gain during the first quarter of 2005.

Gaylord National

On February 24, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which it plans to develop a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project.

New $600.0 Million Credit Facility

On March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.

The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).

The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). The Company’s 2003 revolving credit facility has been paid in full and the related mortgages and liens have been released.

In addition, the new credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:

•	the Company must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at the Company’s option if the Company makes a leverage ratio election.

•	the Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of its subsidiaries in connection with any equity issuance.

•	the Company must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	the Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

•	the Company’s investments in entities which are not wholly-owned subsidiaries may not exceed an amount equal to ten percent (10.0%) of the Company’s consolidated total assets.

23. Information Concerning Guarantor and Non-Guarantor Subsidiaries

Prior to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, as discussed in Note 12, not all of the Company’s subsidiaries guaranteed the 8% Senior Notes. All of the Company’s subsidiaries that were borrowers under, or had guaranteed, the Company’s 2003 revolving credit facility or previously, the Company’s 2003 Florida/Texas senior secured credit facility, were guarantors of the 8% Senior Notes (the “Former Guarantors”). Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower (the “Former Non-Guarantors”), did not guarantee the 8% Senior Notes. However, subsequent to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, the 8% Senior Notes, 6.75% Senior Notes, and 2003 revolving credit facility are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). As a result, the Company has classified the balance sheet, results of operations, and cash flows of the subsidiaries that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower as of December 31, 2004 and for the year then ended, as guarantor subsidiaries in the consolidating financial information presented below. The balance sheet, results of operations, and cash flows of these subsidiaries as of December 31, 2003 and for each of the two years in the period ended December 31, 2003 are classified as non-guarantor subsidiaries in the consolidating financial information presented below. The Company’s investment in Bass Pro and certain other discontinued operations remained non-guarantors of the 8% Senior Notes and 6.75% Senior Notes after repayment of the Senior Loan, so the Company has classified the balance sheet, results of operations and cash flows of these subsidiaries as of December 31, 2004 and for the year then ended as non-guarantor subsidiaries (the “Non-Guarantors”) in the consolidating financial information presented below. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

     The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$77,723	$720,477	$—	$(48,747)	$749,453
Operating expenses:
Operating costs	23,750	470,169	—	(14,055)	479,864
Selling, general and administrative	39,220	150,756	—	—	189,976
Management fees	—	34,692	—	(34,692)	—
Preopening costs	—	14,205	—	—	14,205
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	196	—	—	—	196
Depreciation	5,499	63,583	—	—	69,082
Amortization	2,038	6,883	—	—	8,921

Operating income (loss)	7,020	(21,023)	—	—	(14,003)
Interest expense, net	(56,535)	(67,033)	(5,588)	74,092	(55,064)
Interest income	59,162	8,631	7,820	(74,092)	1,521
Unrealized loss on Viacom stock	(87,914)	—	—	—	(87,914)
Unrealized gain on derivatives	56,533	—	—	—	56,533
Income from unconsolidated companies	—	—	3,825	—	3,825
Other gains and (losses)	2,960	(1,871)	—	—	1,089

(Loss) income before income taxes, discontinued operations, and cumulative effect of accounting change	(18,774)	(81,296)	6,057	—	(94,013)
(Benefit) provision for income taxes	(10,848)	(31,578)	2,695	—	(39,731)
Equity in subsidiaries’ (earnings) losses, net	45,712	—	—	(45,712)	—

(Loss) income from continuing operations	(53,638)	(49,718)	3,362	45,712	(54,282)
Gain from discontinued operations, net	—	24	620	—	644

Net (loss) income	$(53,638)	$(49,694)	$3,982	$45,712	$(53,638)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

		Former	Former Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$67,311	$208,844	$215,265	$(42,620)	$448,800
Operating expenses:
Operating costs	23,255	127,799	137,237	(11,354)	276,937
Selling, general and administrative	35,664	49,772	31,713	29	117,178
Management fees	—	14,620	16,675	(31,295)	—
Preopening costs	—	11,562	—	—	11,562
Impairment and other charges	856	—	—	—	856
Restructuring charges, net	—	—	—	—	—
Depreciation	5,559	24,350	24,032	—	53,941
Amortization	3,085	681	1,243	—	5,009

Operating (loss) income	(1,108)	(19,940)	4,365	—	(16,683)
Interest expense, net	(43,142)	(34,048)	(22,061)	46,447	(52,804)
Interest income	38,679	1,323	8,906	(46,447)	2,461
Unrealized gain on Viacom stock	39,831	—	—	—	39,831
Unrealized loss on derivatives	(33,228)	—	—	—	(33,228)
Income from unconsolidated companies	—	—	2,340	—	2,340
Other gains and (losses)	2,238	(10)	(19)	—	2,209

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change	3,270	(52,675)	(6,469)	—	(55,874)
Provision (benefit) for income taxes	1,416	(22,767)	(2,404)	—	(23,755)
Equity in subsidiaries’ (earnings) losses, net	(398)	—	—	398	—

Income (loss) from continuing operations	2,252	(29,908)	(4,065)	(398)	(32,119)
Gain from discontinued operations, net	—	871	33,500	—	34,371

Net income (loss)	$2,252	$(29,037)	$29,435	$(398)	$2,252

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

		Former	Former Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$63,549	$176,149	$206,132	$(40,578)	$405,252
Operating expenses:
Operating costs	16,399	112,497	135,685	(9,998)	254,583
Selling, general and administrative	39,814	39,286	29,998	(366)	108,732
Management fees	—	13,196	17,454	(30,650)	—
Preopening costs	—	8,913	—	—	8,913
Gain on sale of assets	—	(30,529)	—	—	(30,529)
Restructuring charges, net	(1,086)	104	965	—	(17)
Depreciation	6,238	22,895	23,561	—	52,694
Amortization	2,343	595	848	—	3,786

Operating (loss) income	(159)	9,192	(2,379)	436	7,090
Interest expense, net	(36,598)	(30,037)	(27,095)	46,770	(46,960)
Interest income	45,499	290	3,789	(46,770)	2,808
Unrealized loss on Viacom stock	(37,300)	—	—	—	(37,300)
Unrealized gain on derivatives	86,476	—	—	—	86,476
Income from unconsolidated companies	—	—	3,058	—	3,058
Other gains and (losses)	1,753	(643)	53	—	1,163

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change	59,671	(21,198)	(22,574)	436	16,335
Provision (benefit) for income taxes	20,157	(9,462)	(8,622)	436	2,509
Equity in subsidiaries’ (earnings) losses, net	(57,497)	—	—	57,497	—

Income (loss) from continuing operations	97,011	(11,736)	(13,952)	(57,497)	13,826
Gain (loss) from discontinued operations, net	—	9,803	75,954	—	85,757
Cumulative effect of accounting change, net	—	(2,572)	—	—	(2,572)

Net income (loss)	$97,011	$(4,505)	$62,002	$(57,497)	$97,011

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$39,711	$5,781	$—	$—	$45,492
Cash and cash equivalents — restricted	2,446	42,703	—	—	45,149
Short term investments	27,000	—	—	—	27,000
Trade receivables, net	614	29,714	—	—	30,328
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	7,413	2,985	13	—	10,411
Other current assets	6,418	22,382	94	(126)	28,768
Intercompany receivables, net	990,597	—	33,446	(1,024,043)	—
Current assets of discontinued operations	—	—	—	—	—

Total current assets	1,101,064	103,565	33,553	(1,024,169)	214,013
Property and equipment, net	85,535	1,257,716	—	—	1,343,251
Amortized intangible assets, net	36	25,928	—	—	25,964
Goodwill	—	166,068	—	—	166,068
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	873,871	16,747	68,170	(490,218)	468,570
Estimated fair value of derivative assets	187,383	—	—	—	187,383
Long-term deferred financing costs	50,323	550	—	—	50,873
Other long-term assets	5,811	11,021	7,500	—	24,332
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$368	$95	$—	$—	$463
Accounts payable and accrued liabilities	42,521	126,458	—	(291)	168,688
Intercompany payables, net	—	1,152,042	(127,999)	(1,024,043)	—
Current liabilities of discontinued operations	—	(19)	1,052	—	1,033

Total current liabilities	42,889	1,278,576	(126,947)	(1,024,334)	170,184
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	575,727	219	—	—	575,946
Deferred income taxes	137,645	69,630	(213)	—	207,062
Estimated fair value of derivative liabilities	4,514	—	—	—	4,514
Other long-term liabilities	62,098	18,424	(3)	165	80,684
Long-term liabilities of discontinued operations	—	—	—	—	—
Minority interest of discontinued operations	—	—	—	—	—
Stockholders’ equity:				—	—
Preferred stock	—	—	—	—	—
Common stock	399	3,337	2	(3,339)	399
Additional paid-in capital	655,110	517,184	53,846	(571,030)	655,110
Retained earnings	232,270	(266,689)	182,538	84,151	232,270
Other stockholders’ equity	(18,203)	25	—	—	(18,178)

Total stockholders’ equity	869,576	253,857	236,386	(490,218)	869,601

Total liabilities and stockholders’ equity	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

		Former	Former Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$54,413	$2,958	$1,594	$—	$58,965
Cash and cash equivalents — restricted	4,651	17,738	15,334	—	37,723
Short-term investments	62,000	—	—	—	62,000
Trade receivables, net	464	17,105	21,122	(17,238)	21,453
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	4,903	2,333	1,517	—	8,753
Other current assets	6,271	15,304	3,323	(129)	24,769
Intercompany receivables, net	838,904	—	46,645	(885,549)	—
Current assets of discontinued operations	—	—	19	—	19

Total current assets	998,471	55,438	89,554	(902,916)	240,547
Property and equipment, net	87,157	860,144	350,227	—	1,297,528
Amortized intangible assets, net	160	29,341	4	—	29,505
Goodwill	—	169,642	—	—	169,642
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	837,418	16,747	64,345	(365,852)	552,658
Estimated fair value of derivative assets	146,278	—	—	—	146,278
Long-term deferred financing costs	73,569	810	775	—	75,154
Other long-term assets	7,830	10,990	10,287	—	29,107
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,152,363	$1,182,223	$515,192	$(1,268,768)	$2,581,010

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$558	$22	$8,004	$—	$8,584
Accounts payable and accrued liabilities	36,028	140,628	(629)	(17,531)	158,496
Intercompany payables, net	—	971,587	(86,038)	(885,549)	—
Current liabilities of discontinued operations	—	23	2,907	—	2,930

Total current liabilities	36,586	1,112,260	(75,756)	(903,080)	170,010
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	348,797	201	191,177	—	540,175
Deferred income taxes	164,299	38,703	49,115	—	252,117
Estimated fair value of derivative liabilities	21,969	—	—	—	21,969
Other long-term liabilities	60,724	15,178	1	164	76,067
Long-term liabilities of discontinued operations	—	825	—	—	825
Minority interest of discontinued operations	—	—	—	—	—
Stockholders’ equity:					—
Preferred stock	—	—	—	—	—
Common stock	394	3,337	2	(3,339)	394
Additional paid-in capital	639,839	234,997	165,955	(400,952)	639,839
Retained earnings	285,908	(224,213)	185,774	38,439	285,908
Other stockholders’ equity	(19,207)	935	(1,076)	—	(19,348)

Total stockholders’ equity	906,934	15,056	350,655	(365,852)	906,793

Total liabilities and stockholders’ equity	$2,152,363	$1,182,223	$515,192	$(1,268,768)	$2,581,010

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(277,202)	$334,889	$821	$—	$58,508
Net cash used in discontinued operating activities	—	—	(821)	—	(821)

Net cash (used in) provided by operating activities	(277,202)	334,889	—	—	57,687
Purchases of property and equipment	(5,567)	(122,261)	—	—	(127,828)
Sale of assets	—	1,485	—	—	1,485
Purchases of short-term investments	(130,850)	—	—	—	(130,850)
Proceeds from sale of short-term investments	165,850	—	—	—	165,850
Other investing activities	(266)	(3,829)	—	—	(4,095)

Net cash provided by (used in) investing activities — continuing operations	29,167	(124,605)	—	—	(95,438)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	29,167	(124,605)	—	—	(95,438)
Proceeds from issuance of long-term debt	225,000	—	—	—	225,000
Repayment of long-term debt	—	(199,181)	—	—	(199,181)
Deferred financing costs paid	(4,758)	(193)	—	—	(4,951)
Decrease (increase) in restricted cash and cash equivalents	2,205	(9,631)	—	—	(7,426)
Proceeds from exercise of stock option and purchase plans	11,529	—	—	—	11,529
Other financing activities, net	(643)	(50)	—	—	(693)

Net cash provided by (used in) financing activities — continuing operations	233,333	(209,055)	—	—	24,278
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	233,333	(209,055)	—	—	24,278

Net change in cash	(14,702)	1,229	—	—	(13,473)
Cash and cash equivalents at beginning of year	54,413	4,552	—	—	58,965

Cash and cash equivalents at end of year	$39,711	$5,781	$—	$—	$45,492

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

		Former	Former Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(249,422)	$271,090	$42,248	$—	$63,916
Net cash provided by (used in) discontinued operating activities	—	22,887	(19,997)	—	2,890

Net cash (used in) provided by operating activities	(249,422)	293,977	22,251	—	66,806
Purchases of property and equipment	(8,686)	(203,947)	(11,087)	—	(223,720)
Cash of business acquired	—	4,228	—	—	4,228
Sale of assets	—	—	175	—	175
Collection of note receivable	—	—	10,000	—	10,000
Purchases of short-term investments	(254,500)	—	—	—	(254,500)
Proceeds from sale of short-term investments	242,800	—	—	—	242,800
Other investing activities	(1,017)	(289)	(1,022)	—	(2,328)

Net cash used in investing activities — continuing operations	(21,403)	(200,008)	(1,934)	—	(223,345)
Net cash provided by investing activities — discontinued operations	—	5,869	59,485	—	65,354

Net cash (used in) provided by investing activities	(21,403)	(194,139)	57,551	—	(157,991)
Proceeds from issuance of long-term debt	350,000	200,000	—	—	550,000
Repayment of long-term debt	(60,000)	(285,100)	(80,004)	—	(425,104)
Deferred financing costs paid	(9,344)	(8,643)	(302)	—	(18,289)
(Increase) decrease in restricted cash and cash equivalents	(1,919)	(7,898)	1,257	—	(8,560)
Proceeds from exercise of stock option and purchase plans	4,459	—	—	—	4,459
Other financing activities, net	(554)	1,117	(1,157)	—	(594)

Net cash provided by (used in) financing activities — continuing operations	282,642	(100,524)	(80,206)	—	101,912
Net cash used in financing activities — discontinued operations	—	—	(94)	—	(94)

Net cash provided by (used in) financing activities	282,642	(100,524)	(80,300)	—	101,818

Net change in cash	11,817	(686)	(498)	—	10,633
Cash and cash equivalents at beginning of year	42,596	3,644	2,092	—	48,332

Cash and cash equivalents at end of year	$54,413	$2,958	$1,594	$—	$58,965

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

		Former	Former Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) continuing operating activities	$110,765	$40,248	$(67,184)	$—	$83,829
Net cash (used in) provided by discontinued operating activities	—	(517)	3,968	—	3,451

Net cash provided by (used in) operating activities	110,765	39,731	(63,216)	—	87,280
Purchases of property and equipment	(9,887)	(153,396)	(12,121)	—	(175,404)
Sale of assets	—	30,875	—	—	30,875
Purchases of short-term investments	(322,075)	—	—	—	(322,075)
Proceeds from sale of short-term investments	271,775	—	—	—	271,775
Other investing activities	(4,064)	4,777	(1,668)	—	(955)

Net cash used in investing activities — continuing operations	(64,251)	(117,744)	(13,789)	—	(195,784)
Net cash provided by investing activities — discontinued operations	—	81,350	151,220	—	232,570

Net cash (used in) provided by investing activities	(64,251)	(36,394)	137,431	—	36,786
Proceeds from issuance of long- term debt	85,000	—	—	—	85,000
Repayment of long-term debt	(125,034)	—	(89,812)	—	(214,846)
Decrease in restricted cash and cash equivalents	28,089	—	17,581	—	45,670

Proceeds from exercise of stock option and purchase plans	919	—	—	—	919

Net cash used in financing activities — continuing operations	(11,026)	—	(72,231)	—	(83,257)

Net cash used in financing activities — discontinued operations	—	—	(1,671)	—	(1,671)

Net cash used in financing activities	(11,026)	—	(73,902)	—	(84,928)

Net change in cash	35,488	3,337	313	—	39,138
Cash and cash equivalents at beginning of year	7,108	307	1,779	—	9,194

Cash and cash equivalents at end of year	$42,596	$3,644	$2,092	$—	$48,332

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Gaylord Entertainment Company:

We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 10, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee March 10, 2005

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges - continuing operations	$195	$(82)	$—	$99	$14
2001 restructuring charges - continuing operations	94	278	—	265	107

Total continuing operations	289	196	—	364	121
2001 restructuring charges - discontinuing operations	216	—	99	125	190

Total	$505	$196	$99	$489	$311

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2003
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges - continuing operations	$270	$—	$—	$75	$195
2001 restructuring charges - continuing operations	431	—	—	337	94

Total continuing operations	701	—	—	412	289
2001 restructuring charges - discontinuing operations	378	—	—	162	216

Total	$1,079	$—	$—	$574	$505

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges - continuing operations	$1,569	$—	$—	$1,299	$270
2001 restructuring charges - continuing operations	4,168	(1,079)	—	2,658	431
2002 restructuring charges - continuing operations	—	1,062	—	1,062	—

Total continuing operations	5,737	(17)	—	5,019	701

2000 restructuring charges - discontinuing operations	—	—	—	—	—
2001 restructuring charges - discontinuing operations	3,383	—	—	3,005	378
2002 restructuring charges - discontinuing operations	—	20	—	20	—

Total discontinuing operations	3,383	20	—	3,025	378

Total	$9,120	$3	$—	$8,044	$1,079

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
PLANS OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1†	Agreement and Plan of Merger, dated as of February 9, 1997, by and among Westinghouse Electric Corporation (“Westinghouse”), G Acquisition Corp. and the former Gaylord Entertainment Company (“Old Gaylord”) (incorporated by reference to Exhibit 2.1 to Old Gaylord’s Current Report on Form 8-K dated February 9, 1997 (File No. 1-10881)).

2.2†	Agreement and Plan of Merger, dated as of April 9, 1999, by and among Gaylord Entertainment Company (the “Company”), Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).

2.3†	First Amendment to the Agreement and Plan of Merger, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc., CBS Corporation, CBS Dallas Ventures, Inc. and CBS Dallas Media, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 1999 (File No. 333-88775)).

2.4†	Securities Purchase Agreement, dated as of March 9, 2001, by and among the Company, Gaylord Creative Group, Inc., PaperBoy Productions, Inc., and Gaylord Sports, Inc. (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

2.5†	Purchase Agreement among WMGA, LLC and the Company, and the Company’s subsidiary, Gaylord Creative Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 16, 2002 (File No. 1-13079)).

2.6†	Asset Purchase Agreement, dated as of July 1, 2002, by and between Acuff-Rose Music Publishing, Inc., Acuff-Rose Music, Inc., Milene Music, Inc., Springhouse Music, Inc., and Hickory Records, Inc. and Sony/ ATV Music Publishing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).

2.7†	Purchase and Sale Agreement, dated as of June 28, 2002, by and between The Mills Limited Partnership (as Purchaser) and Opryland Attractions, Inc. (as Seller) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).

2.8†	Asset Purchase Agreement among Gaylord Investments, Inc., Cumulus Broadcasting, Inc. and Cumulus Licensing Corp., dated as of March 24, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

2.9†	Agreement and Plan of Merger, dated as of August 4, 2003, among the Company, GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2003 (File No. 1-13079)).

GOVERNING DOCUMENTS OF THE COMPANY

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

3.2	Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13079))

INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S COMMON STOCK:

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1, 3.2 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4.4	Registration Rights Agreement among the Company and holders including E.L. and Thelma Gaylord Foundation, GFI Company, Christine Gaylord Everest, Louise Gaylord Bennett and Mary Gaylord McClean executed with respect to 3,175,683 shares of the Company’s common stock (in the form and incorporated by reference to Exhibit 4.2 to the Company’s Registration Statements on Form S-3, amendment No. 1 filed on April 20, 2004).

INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S 8% SENIOR NOTES DUE 2013:

4.5	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee with form of note attached (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).

4.6	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).

4.7	Registration Rights Agreement, dated as of November 12, 2003, between the registrants signatory thereto and the Initial Purchasers (as defined therein) with respect to the Company’s 8% Senior Notes Due 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).

INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY’S 6.75% SENIOR NOTES DUE 2014:

4.8	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee with form of note attached (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.9	Registration Rights Agreement, dated as of November 30, 2004, between the registrants signatory thereto and the Initial Purchasers (as defined therein) with respect to the Company’s 6.75% senior notes due 2014 (incorporated by reference to Exhibit 4.2 to the Company’s current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING THE 1997 RESTRUCTURING:

10.1	Tax Disaffiliation Agreement by and among Old Gaylord, the Company and Westinghouse, dated September 30, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

10.2	Agreement and Plan of Distribution, dated September 30, 1997, between Old Gaylord and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

10.3	Tax Matters Agreement, dated as of April 9, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).

10.4	Amended and Restated Tax Matters Agreement, dated as of October 8, 1999, by and among the Company, Gaylord Television Company, Gaylord Communications, Inc. and CBS Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-3 of CBS Corporation, as filed with the SEC on October 12, 1999 (File No. 333-88775).

10.5	First Amendment to Post-Closing Covenants Agreement and Non-Competition Agreements, dated as of April 9, 1999, by and among the Company, CBS Corporation, Edward L. Gaylord and E. K. Gaylord, II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 1999 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING THE NASHVILLE HOTEL LOANS:

10.6	Amended and Restated Loan and Security Agreement dated as of March 27, 2001, by and between Opryland Hotel Nashville, LLC, and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 13079)).

10.7	Mezzanine Loan Agreement dated as of March 27, 2001, by and between Merrill Lynch Mortgage Capital Inc. and OHN Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.8	First Amendment dated January 18, 2002 to Mezzanine Loan Agreement, dated as of March 27, 2001 by and between Opryland Mezzanine Trust 2001-1, a Delaware business trust, and OHN Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13079)).

10.9	Second Amendment to Mezzanine Loan Agreement, dated April 30, 2003, by and between Opryland Mezzanine Trust 2001-1 and OHN Holdings, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

10.10	Loan Extension and Guarantee Ratification Agreement, dated as of March 31, 2004, by and between Opryland Hotel Nashville, LLC, as Borrower, and LaSalle Bank National Association, as Trustee under the Trust and Servicing Agreement dated as of April 1, 2001 for the Commercial Pass-Through Certificates, Series 2001-OPRY (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-13079).

MATERIAL CONTRACTS REGARDING THE 2003 TEXAS/FLORIDA CREDIT FACILITY:

10.11	Subordinated Credit Agreement among Gaylord Hotels, LLC, various lenders, the Company and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.12	Senior Credit Agreement among Opryland Hotel-Florida Limited Partnership, Opryland Hotel-Texas Limited Partnership, the Company, various lenders and Deutsche Bank Trust Company Americas, dated as of May 22, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.13	First Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).

10.14	Second Amendment to Credit Agreement and Ratification of Guaranty dated as of November 10, 2003 among Opryland Hotel-Florida Limited Partnership and Opryland Hotel-Texas Limited Partnership as Co-Borrowers, the Company, certain lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, and certain subsidiary Guarantors (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 12, 2003 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING THE $100.0 MILLION REVOLVING CREDIT FACILITY:

10.15†	Credit Agreement, dated as of November 20, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, with Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint book running managers and co-lead arrangers, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13079)).

10.16	First Amendment to Credit Agreement and Ratification of Guaranty, dated as of December 17, 2003, among Opryland Hotel-Florida Limited Partnership, as borrower, the Company, as parent guarantor, certain lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the certain subsidiary guarantors (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING THE $600.0 MILLION REVOLVING CREDIT FACILITY

10.17*†	Credit Agreement, dated as of March 10, 2005, among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent and letter of credit issuer; Banc of America Securities LLC, as joint lead arranger and joint book manager; Deutsche Bank Securities Inc., as joint lead arranger and joint book manager; Deutsche Bank Trust Company Americas, as syndication agent; and the other lenders party thereto.

MATERIAL CONTRACTS REGARDING THE GAYLORD PALMS:

10.18	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING THE GAYLORD TEXAN:

10.19	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.20	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.21†	Guaranteed Maximum Price Construction Agreement, dated November 15, 2002, by and between Gaylord Entertainment Company and Centex Construction Company, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING NASHVILLE PREDATORS INVESTMENT:

10.22	Naming Rights Agreement dated as of November 24, 1999, by and between the Company and Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.23	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

10.24	Non-Negotiable Promissory Note dated February 22, 2005 in favor of Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.25	Acknowledgement of Termination of Naming Rights Agreement dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.26	Purchase Agreement dated February 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.27	Consent Agreement dated February 22, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

MATERIAL CONTRACTS REGARDING VIACOM STOCK:

10.28	SAILS Mandatorily Exchangeable Securities Contract dated as of May 22, 2000, among the Company, OLH G.P., Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).

10.29	SAILS Pledge Agreement dated as of May 22, 2000, among the Company, Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).

EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS:

10.30	Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (as amended at May 2002 Stockholders Meeting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13079)).

10.31	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.32	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Old Gaylord’s Registration Statement on Form S-1 (File No. 33-42329)).

10.33	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10.34	Executive Employment Agreement of David C. Kloeppel, dated September 4, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 (File No. 1-13079)).

10.35	Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).

10.36	Amendment No. 1 dated as of August 17, 2004 to 2001 Employment Agreement of Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004 (File No. 1-13079)).

10.37	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.38	Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).

10.39	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.40	Executive Employment Agreement of Jay D. Sevigny, dated July 15, 2003, with the Company (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13079).

10.41	Executive Employment Agreement of Jim Olin, dated August 4, 2003, with the Company (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13079).

10.42	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.43	Gaylord Entertainment Company Director Compensation Policy (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.44	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.45	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Omnibus Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

MISCELLANEOUS:

16	Letter from Arthur Andersen LLP regarding change in independent auditor (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 19, 2002 (File No. 1-13079)).

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.