Form 10-Q
period 2005-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2005-05-09
CIK 1040829

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, $.01 par value	40,137,198 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2005
INDEX

Part I — Financial Information

Item 1. — Financial Statements

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004
Revenues	$219,310	$158,883

Operating expenses:
Operating costs	137,331	98,856
Selling, general and administrative	48,839	42,812
Preopening costs	943	10,806
Depreciation	18,286	14,514
Amortization	2,732	2,181

Operating income (loss)	11,179	(10,286)

Interest expense, net of amounts capitalized	(18,091)	(9,829)
Interest income	585	386
Unrealized loss on Viacom stock	(17,163)	(56,886)
Unrealized gain on derivatives	5,637	45,054
Income from unconsolidated companies	1,472	813
Other gains and (losses), net	2,450	920

Loss before benefit for income taxes	(13,931)	(29,828)

Benefit for income taxes	(5,074)	(10,930)

Net loss	$(8,857)	$(18,898)

Loss per share:
Basic	$(0.22)	$(0.48)

Diluted	$(0.22)	$(0.48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Unaudited)
(In thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$24,397	$45,492
Cash and cash equivalents — restricted	45,078	45,149
Short term investments	17,000	27,000
Trade receivables, less allowance of $2,124 and $1,991, respectively	52,661	30,328
Deferred financing costs	26,865	26,865
Deferred income taxes	8,893	10,411
Other current assets	32,818	28,768

Total current assets	207,712	214,013

Property and equipment, net of accumulated depreciation	1,362,454	1,343,251
Intangible assets, net of accumulated amortization	32,032	25,964
Goodwill	180,888	166,068
Indefinite lived intangible assets	40,315	40,591
Investments	450,609	468,570
Estimated fair value of derivative assets	189,853	187,383
Long-term deferred financing costs	51,510	50,873
Other long term assets	23,766	24,332

Total assets	$2,539,139	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$761	$463
Accounts payable and accrued liabilities	193,005	168,688
Current liabilities of discontinued operations	644	1,033

Total current liabilities	194,410	170,184

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	580,884	575,946
Deferred income taxes	199,212	207,062
Estimated fair value of derivative liabilities	2,140	4,514
Other long term liabilities	81,928	80,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,114 and 39,930 shares issued and outstanding, respectively	401	399
Additional paid-in capital	661,557	655,110
Retained earnings	223,413	232,270
Unearned compensation	(1,027)	(1,337)
Accumulated other comprehensive loss	(16,833)	(16,841)

Total stockholders’ equity	867,511	869,601

Total liabilities and stockholders’ equity	$2,539,139	$2,521,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(8,857)	$(18,898)
Amounts to reconcile net loss to net cash flows provided by operating activities:
Income from unconsolidated companies	(1,472)	(813)
Unrealized loss on Viacom stock and related derivatives	11,526	11,832
Gain on sale of assets	(1,615)	—
Depreciation and amortization	21,018	16,695
Benefit for deferred income taxes	(5,043)	(11,704)
Amortization of deferred financing costs	7,163	7,793
Changes in (net of acquisitions and divestitures):
Trade receivables	(21,472)	(5,915)
Accounts payable and accrued liabilities	18,429	11,791
Other assets and liabilities	1,637	(3,805)

Net cash flows provided by operating activities — continuing operations	21,314	6,976
Net cash flows used in operating activities — discontinued operations	(389)	(16)

Net cash flows provided by operating activities	20,925	6,960

Cash Flows from Investing Activities:
Purchases of property and equipment	(33,969)	(47,454)
Acquisition of businesses, net of cash acquired	(20,852)	—
Proceeds from sale of assets	2,938	—
Purchases of short-term investments	(10,000)	(51,850)
Proceeds from sale of short term investments	20,000	72,850
Other investing activities	(987)	(386)

Net cash flows used in investing activities — continuing operations	(42,870)	(26,840)
Net cash flows provided by investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(42,870)	(26,840)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(2,001)
Deferred financing costs paid	(8,282)	—
Decrease in restricted cash and cash equivalents	4,782	1,169
Proceeds from exercise of stock option and purchase plans	4,716	1,978
Other financing activities, net	(366)	(391)

Net cash flows provided by financing activities — continuing operations	850	755
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows provided by financing activities	850	755

Net change in cash and cash equivalents	(21,095)	(19,125)
Cash and cash equivalents — unrestricted, beginning of period	45,492	58,965

Cash and cash equivalents — unrestricted, end of period	$24,397	$39,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

As more fully discussed in Note 4, the Company changed its method of accounting for its investment in Bass Pro Shops, L.P. (“Bass Pro”) from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has restated the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2004. This change in accounting principle increased net income for the three months ended March 31, 2004 by $0.5 million. This change in accounting principle had no impact on cash flows provided by operating activities – continuing operations for the three months ended March 31, 2004.

During 2003 and prior years, the Company classified certain market auction rate debt securities as cash and cash equivalents – unrestricted. During 2004, the Company determined that these securities should be classified as short-term investments due to the fact that the original maturity of these securities is greater than three months. As a result, the Company revised its statement of cash flows for the three months ended March 31, 2004 to present the purchases and sales of these securities as investing activities. This reclassification had no impact on net income or cash flows provided by operating activities — continuing operations for the three months ended March 31, 2004.

2. INCOME (LOSS) PER SHARE:

The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Weighted average shares outstanding	39,983	39,458
Effect of dilutive stock options	—	—

Weighted average shares outstanding - assuming dilution	39,983	39,458

For the three months ended March 31, 2005 and 2004, the effect of dilutive stock options was the equivalent of approximately 1,050,000 and 442,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three ended March 31, 2005 and 2004, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE LOSS:

Comprehensive loss is as follows for the three months of the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Net loss	$(8,857)	$(18,898)
Unrealized gain on interest rate hedges	37	—
Foreign currency translation	(29)	104

Comprehensive loss	$(8,849)	$(18,794)

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

This change in accounting principle increased net income and net income per share – fully diluted by $0.5 million and $0.01, respectively, for the three months ended March 31, 2004.

As of March 31, 2005, the recorded value of the Company’s investment in Bass Pro is $62.5 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.

5. DISCONTINUED OPERATIONS:

The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 and Accounting Principles Board (“APB”) No. 30: WSM-FM and WWTN(FM); Word Entertainment, the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; GET Management, the Company’s artist management business; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and the Company’s water taxis that were sold in 2001. These businesses did not impact the Company’s results of operations during the three months ended March 31, 2005 and 2004. However, the carrying value of the remaining assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	March 31,	December 31,
(in thousands)	2005	2004
Current assets:
Cash and cash equivalents	$—	$—

Total current assets	—	—

Total long-term assets	—	—

Total assets	$—	$—

Current liabilities:
Accounts payable and accrued expenses	$644	$1,033

Total current liabilities	644	1,033
Total long-term liabilities	—	—

Total liabilities	$644	$1,033

6. ACQUISITION:

     Whistler Lodging Company, Ltd.

On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005.

The total cash purchase price of the Whistler acquisition was as follows (amounts in thousands):

Cash received from Whistler	$(45)
Direct merger costs incurred by Gaylord	194

Total	$149

The Company has accounted for the Whistler acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to Whistler’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the Whistler acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date (the allocation period) in accordance with SFAS No. 141 “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of February 1, 2005 was as follows (in thousands):

Tangible assets acquired	$1,771
Amortizable intangible assets	212
Goodwill	3,024

Total assets acquired	5,007

Liabilities assumed	(4,858)

Net assets acquired	$149

Tangible assets acquired totaled $1.8 million, which included $0.7 million of restricted cash, $0.6 million of net trade receivables and $0.2 million of property and equipment.

Approximately $0.2 million was allocated to amortizable intangible assets consisting of existing property management contracts. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts, which is estimated to be seven years from acquisition.

As of March 31, 2005 and February 1, 2005, goodwill related to the Whistler acquisition totaled $3.0 million. During the two months ended March 31, 2005, the Company made no adjustments to goodwill.

     East West Resorts

On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resort’s liabilities as of January 1, 2005 of $7.8 million. East West Resorts manages approximately 2,000 vacation rental units located in Colorado ski destinations and South Carolina beach destinations. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005.

The total cash purchase price of the East West Resorts acquisition was as follows (amounts in thousands):

Cash paid to East West Resorts, LLC	$20,650
Direct merger costs incurred by Gaylord	97

Total	$20,747

The Company has accounted for the East West Resorts acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to East West Resorts’ net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date (the allocation period) in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of January 1, 2005 was as follows (in thousands):

Tangible assets acquired	$9,714
Amortizable intangible assets	6,955
Goodwill	11,893

Total assets acquired	28,562

Liabilities assumed	(7,815)

Net assets acquired	$20,747

Tangible assets acquired totaled $9.7 million, which included $4.0 million of restricted cash, $0.3 million of net trade receivables and $4.2 million of property and equipment.

Approximately $7.0 million was allocated to amortizable intangible assets consisting of existing property management contracts and non-competition agreements. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts, which is estimated to be seven years from acquisition. Non-competition agreements represent contracts with certain former owners and managers of East West Resorts, LLC that prohibit them from competing with the acquired companies for a period of five years. Non-competition agreements are amortized on a straight line basis over the remaining useful life of the agreements, which is estimated to be five years from acquisition.

As of March 31, 2005 and January 1, 2005, goodwill related to the East West Resorts acquisition totaled $12.0 million and $11.9 million, respectively. During the three months ended March 31, 2005, the Company made adjustments to accrued liabilities associated with the East West Resorts acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.1 million.

     ResortQuest International, Inc.

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

The Company has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price was subject to adjustments for a period not to exceed one year from the consummation date, the allocation period, in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation of the purchase price was adjusted during this period and finalized on November 20, 2004, which resulted in certain adjustments to goodwill, accrued liabilities, deferred taxes, and additional paid-in capital. The purchase price allocation as of November 20, 2003 was as follows (in thousands):

Cash acquired	$4,228
Tangible assets acquired	47,511
Amortizable intangible assets	29,718
Trade names	38,835
Goodwill	162,727

Total assets acquired	283,019

Liabilities assumed	(84,608)
Debt assumed	(85,100)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Tangible assets acquired totaled $47.5 million, which included $9.8 million of restricted cash, $26.1 million of property and equipment and $7.0 million of net trade receivables. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”), which was being amortized over a remaining estimated useful life of five years. On December 15, 2004, the Company sold certain assets related to FRS, including all copyrights, trademarks, tradenames, and maintenance and support agreements associated with the vacation rental management software, to Instant Software, Inc. for approximately $1.3 million in cash and the assumption of certain liabilities. The Company also received a perpetual, irrevocable, royalty-free license to continue using the vacation rental management software for its internal business purposes. The value assigned to this license is being amortized over a remaining estimated useful life of two years. The Company recognized a loss of $1.8 million on the sale of the FRS assets, which is reported in other gains and losses in the consolidated statement of operations.

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

As of March 31, 2005 and December 31, 2004, goodwill related to the ResortQuest acquisition totaled $159.0 million and $159.2 million, respectively. During the three months ended March 31, 2005, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.2 million.

As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the three months ended March 31, 2005 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2004	Adjustments	Payments	December 31, 2004
$2,950	$—	$761	$2,189

7. DEBT:

Senior Loan and Mezzanine Loan

In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and are special-purpose entities whose activities are strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan, which was repaid and terminated in November 2004 using proceeds of the 6.75% Senior Notes discussed below, was secured by a first mortgage lien on the assets of Gaylord Opryland. In March 2004, the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. Amounts outstanding under the Senior Loan bore interest at one-month LIBOR plus 1.20%. The Mezzanine Loan, which was repaid and terminated in November 2003 using proceeds of the 8% Senior Notes discussed below, was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%. The Nashville Hotel Loans required monthly principal payments of approximately $0.7 million during their three-year terms in addition to monthly interest payments. The terms of the Senior Loan and the Mezzanine Loan required the Company to purchase interest rate hedges in notional amounts equal to the outstanding balances of the Senior Loan and the Mezzanine Loan in order to protect against adverse changes in one-month LIBOR. Pursuant to these agreements, the Company purchased instruments in 2001 that capped its exposure to one-month LIBOR at 7.5% as discussed in Note 9. These instruments expired in March 2004. Upon exercising its option to extend the maturity of the Senior Loan in March 2004, the Company purchased an instrument that capped its exposure to one-month LIBOR at 5.0% as discussed in Note 9. As a result of the repayment and termination of the Senior Loan, these instruments were terminated in November 2004. The Company used $235.0 million of the proceeds from the Nashville Hotel Loans to refinance the remaining outstanding portion of $235.0 million of an interim loan obtained from Merrill Lynch Mortgage Capital, Inc. in 2000. At closing, the Company was required to escrow certain amounts, including $20.0 million related to future renovations and related capital expenditures at Gaylord Opryland. The net proceeds from the Nashville Hotel Loans after refinancing of the interim loan and paying required escrows and fees were approximately $97.6 million.

During November 2003, the Company used the proceeds of the 8% Senior Notes, as discussed below, to repay in full $66.0 million outstanding under the Mezzanine Loan portion of the Nashville Hotel Loans. As a result of the repayment of the Mezzanine Loan, the Company wrote off $0.7 million in deferred financing costs during 2003.

During November 2004, the Company used the proceeds of the 6.75% Senior Notes, as discussed below, to repay in full $192.5 million outstanding under the Senior Loan portion of the Nashville Hotel Loans. As a result of the repayment of the Senior Loan, the Company wrote off $0.03 million in deferred financing costs during 2004.

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

In connection with the offering of the 8% Senior Notes, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the 8% Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November, 2003, as discussed below, the Company used the proceeds of the 8% Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs.

8% Senior Notes

On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 in an institutional private placement. In January 2004, the Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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

2003 Revolving Credit Facility

On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. During March 2005, the Company replaced the 2003 revolving credit facility with the $600.0 million credit facility discussed below. The 2003 revolving credit facility, which replaced the revolving credit portion under the 2003 Loans, was scheduled to mature in May 2006. The 2003 revolving credit facility had an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The 2003 revolving credit facility was guaranteed on a senior unsecured basis by the Company’s subsidiaries that were guarantors of the 8% Senior Notes described above and the 6.75% Senior Notes described below, and was secured by a leasehold mortgage on the Gaylord Palms. The Company was required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the 2003 revolving credit facility.

In addition, the 2003 revolving credit facility contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests in the 2003 revolving credit facility were as follows:

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

6.75% Senior Notes

On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 in an institutional private placement. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.0 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the Senior Loan and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.

In connection with the issuance of the 6.75% Senior Notes, the Company entered into a Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed an exchange offer registration statement with the SEC on April 22, 2005. The Company will use its reasonable best efforts to have the exchange offer registration statement declared effective by the SEC on or prior to 240 days after November 30, 2004, the closing date of the 6.75% Senior Notes offering.

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

In addition, the $600.0 million credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:

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

As of March 31, 2005, the Company was in compliance with all covenants. As of March 31, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $9.9 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.

8. SECURED FORWARD EXCHANGE CONTRACT:

During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of March 31, 2005 and December 31, 2004 and long-term assets of $30.7 million and $37.4 million as of March 31, 2005 and December 31, 2004, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method. The Company utilized

$394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.

The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value of the Viacom Stock by way of a call option at a strike price of $64.45 per share as of March 31, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of March 31, 2005 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. For any appreciation above $64.45 per share, the Company will participate in the appreciation at a rate of 25.93%.

In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.

9. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.

Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months ended March 31, 2005 and 2004, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $5.6 million and $45.1 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.

During 2001, the Company entered into three contracts to cap its interest rate risk exposure on its long-term debt. Two of the contracts, which capped the Company’s exposure to one-month LIBOR rates on up to $375.0 million of outstanding indebtedness at 7.5%, expired in March 2004 as discussed in Note 7. Upon the expiration of these contracts, the Company entered into a contract to cap its exposure to one-month LIBOR rates on up to $197 million of outstanding indebtedness at 5.0% as discussed in Note 7. Another interest rate cap, which capped the Company’s exposure on one-month Eurodollar rates on up to $100.0 million of outstanding indebtedness at 6.625%, expired in October 2002. These interest rate caps qualified for treatment as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the effective portion of the gain or loss on the derivative instrument was initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, was recognized as income or expense immediately.

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

Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and therefore, no impact on earnings. As of March 31, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $(0.3) million. The Company has recorded a derivative liability and an offsetting decrease in the balance of the 8% Senior Notes accordingly. As of December 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.

10. RESTRUCTURING CHARGES:

The following table summarizes the activities of the Company’s restructuring charges for the three months ended March 31, 2005:

	Balance at	Restructuring charges		Balance at
(in thousands)	December 31, 2004	and adjustments	Payments	March 31, 2005
2001 restructuring charges	$107	$—	$107	$—
2000 restructuring charges	14	—	4	10

	$121	$—	$111	$10

     2001 Restructuring Charge

During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, the Company evaluated the 2001 restructuring accrual and determined that the remaining sublease payments it was scheduled to receive were less than originally estimated. During the fourth quarter of 2004, the Company again evaluated the 2001 restructuring accrual due to a continued decline in the creditworthiness of a sublessee and determined that the remaining sublease payments that it would collect were less than estimated during the second quarter of 2004. As a result of these evaluations, the Company increased the 2001 restructuring charge by $0.3 million during 2004 related to continuing operations. As of March 31, 2005, the Company had made all payments accrued under the 2001 restructuring accrual.

     2000 Restructuring Charge

During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, the Company evaluated the 2000 restructuring accrual and determined that the remaining severance payments it was scheduled to make were less than originally estimated. As a result, the Company reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations. As of March 31, 2005, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at March 31, 2005 of $10,000, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by the end of 2005.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest related to continuing operations for the three months ended March 31, 2005 and 2004 was comprised of:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Debt interest paid	$250	$1,301
Deferred financing costs paid	8,282	—
Capitalized interest to the extent debt interest paid	(355)	(1,301)

Cash interest paid, net of capitalized interest	$8,177	$—

Total capitalized interest for the three months ended March 31, 2004 was $5.1 million. Income taxes received (paid) were $0.4 million and $(0.8) million for the three months ended March 31, 2005 and 2004, respectively.

Certain transactions have been reflected as non-cash activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2005, as further discussed below.

In March 2005, the Company donated 65,100 shares of Viacom stock with a market value of $2.3 million to a charitable foundation established by the Company, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations. This donation is reflected as an increase in net loss and a corresponding decrease in other assets and liabilities in the accompanying condensed consolidated statement of cash flows.

In connection with the settlement of litigation with NHC on February 22, 2005, as further discussed in Note 16, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.

12. GOODWILL AND INTANGIBLES:

The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2005 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2004	Losses	Acquisitions	Adjustments	3/31/05
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	159,153	—	14,917	(97)	173,973
Corporate and Other	—	—	—	—	—

Total	$166,068	$—	$14,917	$(97)	$180,888

During the three months ended March 31, 2005, the Company recorded goodwill of $3.0 million and $11.9 million related to the acquisitions of Whistler and East West Resorts, respectively, as further discussed in Note 6. During the three months ended March 31, 2005, the Company made adjustments to accrued liabilities associated with the East West Resorts acquisition and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.1 million.

The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million and $40.6 million at March 31, 2005 and December 31, 2004, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $38.3 million and $30.5 million at March 31, 2005 and December 31, 2004, respectively. The significant increase in amortized intangible assets during three months ended March 31, 2005 is due to the acquisitions of Whistler and East West Resorts, as discussed in Note 6. The related accumulated amortization of amortized intangible assets in continuing operations was $6.2 million and $4.5 million at March 31, 2005 and December 31, 2004, respectively. The amortization expense related to intangible assets from continuing operations during the three months ended March 31, 2005 and 2004 was $1.4 million and $1.0 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$5,154
Year 2	4,931
Year 3	4,875
Year 4	4,875
Year 5	4,826

Total	$24,661

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

If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the following pro forma amounts:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Net loss:
As reported	$(8,857)	$(18,898)
Less: Stock-based employee compensation, net of tax effect	1,183	899

Pro forma	$(10,040)	$(19,797)

Net loss per share:
As reported	$(0.22)	$(0.48)

Pro forma	$(0.25)	$(0.50)

Net loss per share assuming dilution:
As reported	$(0.22)	$(0.48)

Pro forma	$(0.25)	$(0.50)

At March 31, 2005 and December 31, 2004, there were 3,936,988 and 3,586,551 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under its stock option and incentive plans. Under the terms of its plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.

The plan also provides for the award of restricted stock and restricted stock units. At March 31, 2005 and December 31, 2004, awards of 90,805 and 93,805 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.

The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Prior to January 1, 2005, participants in the plan purchased these shares at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Effective January 1, 2005, the plan was amended such that participants in the plan now purchase these shares at a price equal to 95% of the of the closing price at the end of each quarterly stock purchase period. The Company issued 2,605 and 3,199 shares of common stock at an average price per share of $38.38 and $25.43 pursuant to this plan during the three months ended March 31, 2005 and 2004, respectively.

Included in compensation expense for the three months ended March 31, 2005 and 2004 is $0.6 million related to the grant of 596,000 units and 599,500 units, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program which was implemented in the second quarter of 2003.

14. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”) was enacted into law. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria were required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after September 15, 2004.

During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million during the second quarter of 2004 as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. Because the Company re-measured its net period post retirement benefit expense during the second quarter of 2004, the effect of the subsidy had no impact on the measurement of net periodic postretirement benefit expense for the three months ended March 31, 2004.

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2005	2004
Service cost	$109	$150
Interest cost	1,201	1,188
Expected return on plan assets	(960)	(855)
Amortization of net actuarial loss	648	668
Amortization of prior service cost	1	1

Total net periodic pension expense	$999	$1,152

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2005	2004
Service cost	$52	$93
Interest cost	198	316
Amortization of net actuarial gain	(125)	—
Amortization of net prior service cost	(250)	(250)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$(186)	$98

15. NEWLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R)

is the beginning of the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Company. Early adoption is permitted but not required. The Company plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of March 31, 2005 that are expected to remain unvested as of January 1, 2006, the Company expects to recognize additional pre-tax compensation expense during 2006 of approximately $4.8 million beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

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

16. COMMITMENTS AND CONTINGENCIES:

On February 22, 2005, the Company concluded the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”), which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.

In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville

Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of Nashville Hockey Club, L.P. that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.

Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 7 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

On February 24, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which it plans to develop a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to the Company upon completion of the project. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. As of March 31, 2005, the Company had not entered into any material construction commitments associated with this project. The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

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

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Revenues:
Hospitality	$142,501	$95,259
Opry and Attractions	12,857	12,625
ResortQuest	63,805	50,951
Corporate and Other	147	48

Total	$219,310	$158,883

Depreciation and amortization:
Hospitality	$15,844	$11,461
Opry and Attractions	1,398	1,311
ResortQuest	2,774	2,526
Corporate and Other	1,002	1,397

Total	$21,018	$16,695

Operating income (loss):
Hospitality	$21,952	$12,650
Opry and Attractions	(2,156)	(2,578)
ResortQuest	2,092	1,891
Corporate and Other	(9,766)	(11,443)
Preopening costs	(943)	(10,806)

Total operating income (loss)	11,179	(10,286)
Interest expense, net of amounts capitalized	(18,091)	(9,829)
Interest income	585	386
Unrealized loss on Viacom stock	(17,163)	(56,886)
Unrealized gain on derivatives	5,637	45,054
Income from unconsolidated companies	1,472	813
Other gains and (losses), net	2,450	920

Loss before benefit for income taxes	$(13,931)	$(29,828)

18. SUBSEQUENT EVENTS

On April 12, 2005, the Company announced that it had entered into an agreement to purchase the Aston Waikiki Beach Hotel in Honolulu, Hawaii for a purchase price of $107 million and, at that time, announced that it anticipated securing a partner to fund the majority of the equity required for the purchase. On May 2, 2005, the Company announced the execution of a non-binding term sheet with a private real estate fund managed by DB Real Estate Opportunities Group with respect to the sale of an 80.1% interest in this property. Upon the completion of the property acquisition and the equity investment by the real estate fund (which investment is subject to definitive documentation and due diligence), the Company expects its gross investment in the property to be in the $5 million to $7 million range. The term sheet also calls for ResortQuest to manage the property under a long-term management agreement. On May 5, 2005, the Company’s Board of Directors approved these transactions, and the Company currently expects to complete these transactions in the second quarter of 2005.

The Company has learned that Bass Pro intends to amend its previously issued historical financial statements to reflect certain changes, which result primarily from a change in the manner in which Bass Pro accounts for its long term leases. These changes, which the Company believes will be finalized during the second quarter of 2005, will decrease Bass Pro’s net income for previous years. Based on information provided by Bass Pro to the Company to date, the Company does not believe these changes will be material to the Company’s consolidated financial statements, and the Company intends to reflect the change in a one-time adjustment during the second quarter of 2005.

19. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Prior to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, as discussed in Note 7, not all of the Company’s subsidiaries guaranteed the 8% Senior Notes. All of the Company’s subsidiaries that were borrowers under, or had guaranteed, the Company’s 2003 revolving credit facility or previously, the Company’s 2003 Florida/Texas senior secured credit facility, were guarantors of the 8% Senior Notes (the “Former Guarantors”). Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower (the “Former Non-Guarantors”), did not guarantee the 8% Senior Notes. However, subsequent to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, the 8% Senior Notes and 6.75% Senior Notes became guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). As a result, the Company has classified the balance sheet, results of operations, and cash flows of the subsidiaries that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 as guarantor subsidiaries in the consolidating financial information presented below. The results of operations and cash flows of these subsidiaries for the three months ended March 31, 2004 are classified as non-guarantor subsidiaries in the consolidating financial information presented below. The Company’s investment in Bass Pro and certain other discontinued operations remained non-guarantors of the 8% Senior Notes and 6.75% Senior Notes after repayment of the Senior Loan, so the Company has classified the balance sheet, results of operations and cash flows of these subsidiaries as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 as non-guarantor subsidiaries (the “Non-Guarantors”) in the consolidating financial information presented below. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$18,591	$213,188	$—	$(12,469)	$219,310
Operating expenses:
Operating costs	4,946	136,537	—	(4,152)	137,331
Selling, general and administrative	9,618	39,221	—	—	48,839
Management fees	—	8,317	—	(8,317)	—
Preopening costs	—	943	—	—	943
Depreciation	1,367	16,919	—	—	18,286
Amortization	347	2,385	—	—	2,732

Operating income	2,313	8,866	—	—	11,179
Interest expense, net of amounts capitalized	(18,404)	(14,670)	(1,342)	16,325	(18,091)
Interest income	14,514	570	1,826	(16,325)	585
Unrealized loss on Viacom stock	(17,163)	—	—	—	(17,163)
Unrealized gain on derivatives	5,637	—	—	—	5,637
Income from unconsolidated companies	—	—	1,472	—	1,472
Other gains and (losses), net	693	1,757	—	—	2,450

(Loss) income before (benefit) provision for income taxes	(12,410)	(3,477)	1,956	—	(13,931)
(Benefit) provision for income taxes	(4,544)	(1,251)	721	—	(5,074)
Equity in subsidiaries’ (earnings) losses, net	991	—	—	(991)	—

Net (loss) income	$(8,857)	$(2,226)	$1,235	$991	$(8,857)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$16,637	$109,940	$44,008	$(11,702)	$158,883
Operating expenses:
Operating costs	5,354	65,615	30,678	(2,791)	98,856
Selling, general and administrative	9,680	25,272	7,860	—	42,812
Management fees	—	5,103	3,808	(8,911)	—
Preopening costs	—	10,806	—	—	10,806
Depreciation	1,427	7,276	5,811	—	14,514
Amortization	673	1,251	257	—	2,181

Operating loss	(497)	(5,383)	(4,406)	—	(10,286)
Interest expense, net of amounts capitalized	(13,480)	(9,125)	(3,214)	15,990	(9,829)
Interest income	13,893	329	2,154	(15,990)	386
Unrealized loss on Viacom stock	(56,886)	—	—	—	(56,886)
Unrealized gain on derivatives	45,054	—	—	—	45,054
Income from unconsolidated companies	—	—	813	—	813
Other gains and (losses)	887	31	2	—	920

Loss before benefit for income taxes	(11,029)	(14,148)	(4,651)	—	(29,828)
Benefit for income taxes	(5,245)	(4,055)	(1,630)	—	(10,930)
Equity in subsidiaries’ (earnings) losses, net	13,114	—	—	(13,114)	—

Net (loss) income	$(18,898)	$(10,093)	$(3,021)	$13,114	$(18,898)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$22,406	$1,991	$—	$—	$24,397
Cash and cash equivalents — restricted	1,466	43,612	—	—	45,078
Short term investments	17,000	—	—	—	17,000
Trade receivables, net	440	52,221	—	—	52,661
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,747	3,133	13	—	8,893
Other current assets	6,104	26,736	104	(126)	32,818
Intercompany receivables, net	1,016,767	—	32,498	(1,049,265)	—
Current assets of discontinued operations	—	—	—	—	—

Total current assets	1,096,795	127,693	32,615	(1,049,391)	207,712
Property and equipment, net of accumulated depreciation	85,285	1,277,169	—	—	1,362,454
Intangible assets, net of accumulated amortization	27	32,005	—	—	32,032
Goodwill	—	180,888	—	—	180,888
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	853,447	16,747	69,642	(489,227)	450,609
Estimated fair value of derivative assets	189,853	—	—	—	189,853
Long-term deferred financing costs	51,510	—	—	—	51,510
Other long-term assets	5,456	10,810	7,500	—	23,766

Total assets	$2,283,853	$1,684,147	$109,757	$(1,538,618)	$2,539,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$368	$393	$—	$—	$761
Accounts payable and accrued liabilities	39,950	153,346	—	(291)	193,005
Intercompany payables, net	—	1,178,989	(129,724)	(1,049,265)	—
Current liabilities of discontinued operations	—	(19)	663	—	644

Total current liabilities	40,318	1,332,709	(129,061)	(1,049,556)	194,410
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	579,849	1,035	—	—	580,884
Deferred income taxes	129,399	68,609	1,204	—	199,212
Estimated fair value of derivative liabilities	2,140	—	—	—	2,140
Other long-term liabilities	51,578	30,192	(7)	165	81,928
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	401	3,337	2	(3,339)	401
Additional paid-in capital	661,557	517,184	53,846	(571,030)	661,557
Retained earnings	223,413	(268,915)	183,773	85,142	223,413
Other stockholders’ equity	(17,856)	(4)	—	—	(17,860)

Total stockholders’ equity	867,515	251,602	237,621	(489,227)	867,511

Total liabilities and stockholders’ equity	$2,283,853	$1,684,147	$109,757	$(1,538,618)	$2,539,139

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(23,449)	$44,374	$389	$—	$21,314
Net cash used in discontinued operating activities	—	—	(389)	—	(389)

Net cash (used in) provided by operating activities	(23,449)	44,374	—	—	20,925
Purchases of property and equipment	(1,049)	(32,920)	—	—	(33,969)
Acquisition of businesses, net of cash acquired	—	(20,852)	—	—	(20,852)
Proceeds from sale of assets	—	2,938	—	—	2,938
Purchases of short term investments	(10,000)	—	—	—	(10,000)
Proceeds from sale of short term investments	20,000	—	—	—	20,000
Other investing activities	(136)	(851)	—	—	(987)

Net cash provided by (used in) investing activities — continuing operations	8,815	(51,685)	—	—	(42,870)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	8,815	(51,685)	—	—	(42,870)
Deferred financing costs paid	(8,282)	—	—	—	(8,282)
Decrease in restricted cash and cash equivalents	980	3,802	—	—	4,782
Proceeds from exercise of stock option and purchase plans	4,716	—	—	—	4,716
Other financing activities, net	(85)	(281)	—	—	(366)

Net cash (used in) provided by financing activities — continuing operations	(2,671)	3,521	—	—	850
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(2,671)	3,521	—	—	850

Net change in cash and cash equivalents	(17,305)	(3,790)	—	—	(21,095)
Cash and cash equivalents at beginning of year	39,711	5,781	—	—	45,492

Cash and cash equivalents at end of year	$22,406	$1,991	$—	$—	$24,397

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(39,834)	$48,120	$(1,310)	$—	$6,976
Net cash provided by (used in) discontinued operating activities	—	26	(42)	—	(16)

Net cash (used in) provided by operating activities	(39,834)	48,146	(1,352)	—	6,960
Purchases of property and equipment	(1,001)	(44,757)	(1,696)	—	(47,454)
Purchases of short term investments	(51,850)	—	—	—	(51,850)
Proceeds from sale of short term investments	72,850	—	—	—	72,850
Other investing activities	(49)	(312)	(25)	—	(386)

Net cash provided by (used in) investing activities — continuing operations	19,950	(45,069)	(1,721)	—	(26,840)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	19,950	(45,069)	(1,721)	—	(26,840)
Repayment of long-term debt	—	—	(2,001)	—	(2,001)
Decrease (increase) in restricted cash and cash equivalents	1,425	(4,970)	4,714	—	1,169
Proceeds from exercise of stock option and purchase plans	1,978	—	—	—	1,978
Other financing activities, net	(340)	(3)	(48)	—	(391)

Net cash provided by (used in) financing activities — continuing operations	3,063	(4,973)	2,665	—	755
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	3,063	(4,973)	2,665	—	755

Net change in cash and cash equivalents	(16,821)	(1,896)	(408)	—	(19,125)
Cash and cash equivalents at beginning of year	54,413	2,958	1,594	—	58,965

Cash and cash equivalents at end of year	$37,592	$1,062	$1,186	$—	$39,840

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Current Operations

Our operations are organized into four principal businesses:

•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center on Lake Grapevine (“Gaylord Texan”) and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.

For the three months ended March 31, our total revenues were divided among these businesses as follows:

Segment	2005	2004
Hospitality	65%	60%
ResortQuest	29%	32%
Opry and Attractions	6%	8%
Corporate and Other	—	—

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

We recognize Hospitality segment revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.

The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempt to offset any identified shortfalls in occupancy by creating special events at our hotels or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, and the level of transient business at our hotels during such period.

     ResortQuest Segment. Our ResortQuest segment earns revenues through property management fees and other sources such as real estate commissions. The operating results of our ResortQuest segment are primarily dependent on the volume of guests staying at vacation properties managed by us and the number and quality of vacation properties managed by us. Key performance factors related to revenue are:

•	occupancy rate of units available for rental (volume indicator)

•	average daily rate (price indicator)

•	ResortQuest Revenue per Available Room (“ResortQuest RevPAR”) (a summary measure of ResortQuest results calculated by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period)

•	Total Units Under Management (a volume indicator which represents the total number of exclusive vacation rental properties available for rental)

We recognize revenues from property management fees ratably over the rental period based on our share of the total rental price of the vacation rental property. Almost all of our vacation rental property revenues are deducted from the rental fees paid by guests prior to paying the remaining rental price to the property owner. Other ResortQuest revenues are recognized at the time of sale.

The results of operations of our ResortQuest segment are principally affected by the number of guests staying at the vacation rental properties managed by us in a given period. A variety of factors can affect the results of any interim period, such as adverse weather conditions, economic conditions in a particular region or the nation as a whole, the perceived attractiveness of the vacation destinations in which we are located and the quantity and quality of our vacation rental property units under management. In addition, many of the units that we manage are located in seasonal locations (for example, our beach resorts in Florida), resulting in our business locations recognizing a larger percentage of their revenues during those peak seasons.

Overall Outlook

We have invested heavily in our operations in the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, primarily in connection with the construction and ultimate opening of the Gaylord Texan in 2003 and 2004, and the ResortQuest acquisition, which was consummated on November 20, 2003. Our investments in 2005 will consist primarily of ongoing capital improvements for our existing properties and the construction of the Gaylord National hotel project described below. We also plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities.

During the first two months of 2005, we closed on the acquisition of certain vacation rental management operations of two companies, which added approximately 2,500 units to our ResortQuest inventory.

On April 12, 2005, we announced that we had entered into an agreement to purchase the Aston Waikiki Beach Hotel in Honolulu, Hawaii for a purchase price of $107 million and, at that time, announced that we anticipated securing a partner to fund the majority of the equity required for the purchase. On May 2, 2005, we announced the execution of a non-binding term sheet with a private real estate fund managed by DB Real Estate Opportunities Group with respect to the sale of an 80.1% interest in this property. Upon the completion of the property acquisition and the equity investment by the real estate fund (which investment is subject to definitive documentation and due diligence), we expect our gross investment in the property to be in the $5 million to $7 million range. The term sheet also calls for ResortQuest to manage the property under a long-term management agreement. On May 5, 2005, our Board of Directors approved these transactions, and we currently expect to complete these transactions in the second quarter of 2005.

On February 24, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which we plan to develop a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three month periods ended March 31, 2005 and 2004. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended March 31,
	2005	%	2004	%
	(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$142,501	65.0%	$95,259	60.0%
Opry and Attractions	12,857	5.9%	12,625	7.9%
ResortQuest	63,805	29.1%	50,951	32.1%
Corporate and Other	147	0.0%	48	0.0%

Total revenues	219,310	100.0%	158,883	100.0%

OPERATING EXPENSES:
Operating costs	137,331	62.6%	98,856	62.2%
Selling, general and administrative	48,839	22.3%	42,812	26.9%
Preopening costs	943	0.4%	10,806	6.8%
Depreciation and amortization:
Hospitality	15,844	7.2%	11,461	7.2%
Opry and Attractions	1,398	0.6%	1,311	0.8%
ResortQuest	2,774	1.3%	2,526	1.6%
Corporate and Other	1,002	0.4%	1,397	0.9%

Total depreciation and amortization	21,018	9.6%	16,695	10.5%

Total operating expenses	208,131	94.9%	169,169	106.5%

OPERATING INCOME (LOSS):
Hospitality	21,952	15.4%	12,650	13.3%
Opry and Attractions	(2,156)	-16.8%	(2,578)	-20.4%
ResortQuest	2,092	3.3%	1,891	3.7%
Corporate and Other	(9,766)	(A )	(11,443)	(A )
Preopening costs	(943)	(B )	(10,806)	(B )

Total operating income (loss)	11,179	5.1%	(10,286)	-6.5%
Interest expense, net of amounts capitalized	(18,091)	(C )	(9,829)	(C )
Interest income	585	(C )	386	(C )
Unrealized loss on Viacom stock and derivatives, net	(11,526)	(C )	(11,832)	(C )
Income from unconsolidated companies	1,472	(C )	813	(C )
Other gains and (losses), net	2,450	(C )	920	(C )
Benefit for income taxes	5,074	(C )	10,930	(C )

Net income (loss)	$(8,857)	(C )	$(18,898)	(C )

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

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(in thousands, except percentages and per share data)
Total revenues	$219,310	$158,883	38.0%
Total operating expenses	$208,131	$169,169	23.0%
Operating income (loss)	$11,179	$(10,286)	208.7%
Net Loss	$(8,857)	$(18,898)	53.1%

Net loss per share — fully diluted	$(0.22)	$(0.48)	54.2%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is attributable to the increase in our Hospitality segment revenues due to the segment’s improved first quarter performance and the inclusion of the Gaylord Texan’s results, as more fully described below, as well as the increase in revenues of our ResortQuest segment, as described below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is primarily due to increased operating costs and selling, general and administrative expenses in the Hospitality and ResortQuest segments associated with these segments’ increased revenues, as more fully described below. These increases were partially offset by a significant reduction in preopening costs associated with the Gaylord Texan, as described below.

Operating Income (Loss)

Our operating income experienced in the three months ended March 31, 2005, as compared to the operating loss experienced in the same period in 2004, was primarily due to the improved performance of our Hospitality segment, including the reduction in preopening costs associated with the Gaylord Texan, as well as a reduction in Corporate and Other segment operating expenses, as described below.

Net Income (Loss)

The improvement in our net loss for the three months ended March 31, 2005, as compared to the same period in 2004, is primarily due to the improvement in our operating income described above. Our net losses for the three months ended March 31, 2005 and 2004 were caused in large part by an unrealized loss on our investment in Viacom stock and related derivatives, as more fully described below. An increase in our interest expense, net of amounts capitalized, and a reduction in our benefit for income taxes, each as described below, also served to offset the amount of this improvement from 2005 to 2004.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	Improved Hospitality segment occupancy rates during the first quarter of 2005, which resulted in improved Hospitality RevPAR for the period.

•	Strong food and beverage, banquet and catering services at our hotels, which positively impacted Total RevPAR at our hotels during the first quarter of 2005, as compared to the prior period.

•	The opening of the Gaylord Texan in April 2004 and the resulting addition of Hospitality segment revenues and operating expenses associated with the hotel, as well as a significant reduction in preopening costs in the first quarter of 2005, as compared to the prior period.

•	The addition of revenues and expenses to our ResortQuest segment associated with the approximately 2,500 additional units gained in the acquisition of vacation rental management businesses from East West Resorts and Whistler Lodging Company, Ltd. in the first quarter of 2005.

•	Improved average daily rates and relatively constant occupancy rates at ResortQuest during the first quarter of 2005, as well as the Easter holiday weekend falling in the first quarter of 2005, which served to positively impact ResortQuest RevPAR and total revenues. ResortQuest results were also impacted by continued investments in infrastructure, such as re-branding and training.

Operating Results – Detailed Segment Financial Information

Hospitality Business Segment

     Total Segment Results. The following presents the financial results of our Hospitality business for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$142,501	$95,259	49.6%
Hospitality operating expenses(2):
Operating costs	83,447	53,768	55.2%
Selling, general and administrative	21,258	17,380	22.3%
Depreciation and amortization	15,844	11,461	38.2%

Total Hospitality operating expenses	120,549	82,609	45.9%

Hospitality operating income (loss)	$21,952	$12,650	73.5%

Hospitality performance metrics:
Occupancy	73.6%	68.1%	8.1%
ADR	$148.92	$152.76	-2.5%
RevPAR(3)	$109.64	$104.09	5.3%
Total RevPAR(4)	$259.52	$228.03	13.8%
Net Definite Room
Nights Booked	186,000	262,000	-29.0%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland but do not include the results of the Gaylord Texan prior to April 2, 2004, which was the date of opening of the facility.

(2)	Preopening costs are not included in Hospitality operating expenses.

(3)	We calculate RevPAR by dividing room sales by room nights available to guests for the period. RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality revenue in the first three months of 2005, as compared to the same period in 2004, is primarily due to the opening of the Gaylord Texan in April 2004, as well as higher revenues at Gaylord Opryland and Gaylord Palms. The increase in Hospitality RevPAR in the first three months of 2005, as compared to the same period in 2004, is due to improved system – wide occupancy rates, resulting from increased group business, particularly at Gaylord Opryland. Although our ADR declined slightly in the first three months of 2005, as compared to the first three months of 2004, our Total RevPAR improved due to strong system — wide food and beverage and other ancillary revenue performance.

Hospitality operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense.

The increase in Hospitality operating expenses in the first three months of 2005, as compared to the same period in 2004, is attributable to the increase in Hospitality operating costs and selling, general and administrative expenses described below. Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), and Hospitality selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the first quarter of 2005, as compared to the first quarter of 2004, due to increased costs associated with the opening of the Gaylord Texan and increased revenues at Gaylord Palms and Gaylord Opryland, discussed below. Hospitality segment depreciation and amortization expense increased in the first three months of 2005, as compared to the same period in 2004, primarily due to the opening of the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results of our Hospitality business for the three months ended March 31, 2005 and 2004.

     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$49,861	$44,008	13.3%
Operating expense data:
Operating costs	$32,595	$29,416	10.8%
Selling, general and administrative	$7,482	$7,860	-4.8%
Hospitality performance metrics:
Occupancy	69.0%	60.4%	14.2%
ADR	$125.95	$134.70	-6.5%
RevPAR	$86.96	$81.37	6.9%
Total RevPAR	$192.30	$167.87	14.6%

The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the first quarter of 2005 as compared to the first quarter of 2004, is due to increased occupancy rates at the hotel as a result of stronger sales of room nights to group customers during the period. Improved food and beverage and other ancillary revenue at the hotel served to supplement the impact of increased occupancy levels on the hotel’s Total RevPAR.

The increase in operating costs at Gaylord Opryland in the first quarter of 2005, as compared to the first quarter of 2004, is due to increased costs necessary to service the additional revenue at the hotel. The decrease in selling, general and administrative expenses at Gaylord Opryland in the first quarter of 2005, as compared to the first quarter of 2004, is primarily due to non-recurring expenses in the first quarter of 2004 associated with management changes at the hotel.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$50,396	$49,775	1.2%
Operating expense data:
Operating costs	$24,636	$23,416	5.2%
Selling, general and administrative	$8,502	$9,181	-7.4%
Hospitality performance metrics:
Occupancy	90.3%	87.0%	3.8%
ADR	$177.26	$188.23	-5.8%
RevPAR	$160.10	$163.72	-2.2%
Total RevPAR	$398.26	$389.03	2.4%

The increase in Gaylord Palms revenue in the first quarter of 2005, as compared to the first quarter of 2004, is due to increased occupancy rates at the hotel as a result of stronger sales of room nights to group customers during the period. Lower per night room rates led to a decline in ADR for the period, which resulted in slightly lower RevPAR in the first three months of 2005, as compared to the same period in 2004. However, increased food and beverage and other ancillary revenue at the hotel served to offset the impact of the lower RevPAR levels on the hotel’s Total RevPAR in 2005 as compared to 2004.

The increase in operating costs at Gaylord Palms in the first quarter of 2005, as compared to the first quarter of 2004, is due to costs associated with increased occupancy. The decrease in selling, general and administrative expenses at Gaylord Palms in the first quarter of 2005, as compared to the first quarter of 2004, is primarily due to unusually high management and utilities expenses in the first quarter of 2004.

     Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$40,462	n/a	n/a
Operating expense data:
Operating costs	$25,236	n/a	n/a
Selling, general and administrative	$4,818	n/a	n/a
Hospitality performance metrics:
Occupancy	69.4%	n/a	n/a
ADR	$168.96	n/a	n/a
RevPAR	$117.24	n/a	n/a
Total RevPAR	$297.54	n/a	n/a

The results of operations of the Gaylord Texan only include its results from its date of opening, April 2, 2004. Accordingly, while the revenues and operating expenses of the Gaylord Texan for the three months ended March 31, 2005 reflect a full three months of operations, the revenues and operating expenses of the Gaylord Texan for the three months ended March 31, 2004 were impacted by the fact that the hotel was not in operation during such period.

     Radisson Hotel Results. The results of our Radisson hotel for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$1,782	$1,476	20.7%
Operating expense data:
Operating costs	$980	$936	4.7%
Selling, general and administrative	$456	$339	34.5%
Hospitality performance metrics:
Occupancy	60.8%	54.2%	12.2%
ADR	$87.48	$80.05	9.3%
RevPAR	$53.20	$43.40	22.6%
Total RevPAR	$65.36	$53.00	23.3%

The increase in Radisson hotel revenue, RevPAR and Total RevPAR in the first quarter of 2005, as compared to the first quarter of 2004, is due to increased occupancy rates, room night rates and food and beverage performance resulting in part from stronger overflow business from Gaylord Opryland.

The increase in operating costs at the hotel in the first quarter of 2005, as compared to the first quarter of 2004, is due to increased costs necessary to service the increased revenues. The increase in selling, general and administrative expenses at the hotel in the first quarter of 2005, as compared to the first quarter of 2004, is primarily due to management changes at the hotel, as well as increased selling expenses.

ResortQuest Business Segment

     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Revenues	$63,805	$50,951	25.2%
Operating expenses:
Operating costs	43,161	33,355	29.4%
Selling, general and administrative	15,778	13,179	19.7%
Depreciation and amortization	2,774	2,526	9.8%

Operating income:	$2,092	$1,891	10.6%

ResortQuest performance metrics:
Occupancy	59.4%	59.0%	0.7%
Average Daily Rate	$143.38	$129.12	11.0%
ResortQuest RevPAR(1)	$85.16	$76.12	11.9%
Total Units Under Management	19,325	17,559	10.1%

(1)	We calculate RevPAR for ResortQuest by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. RevPAR is not comparable to similarly titled measures such as revenues.

     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. The increase in ResortQuest revenue in the first quarter of 2005, as compared to the first quarter of 2004, is due primarily to the addition of units associated with the East-West and Whistler acquisitions, an increase in ResortQuest RevPAR due to increased average daily rate at units under management and the Easter holiday weekend falling in the first quarter of 2005.

     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, increased in the first quarter of 2005, as compared to the first quarter of 2004, due primarily to the addition of units associated with the East-West and Whistler acquisitions.

ResortQuest selling, general and administrative expenses, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, increased in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, due primarily to additional expenses associated with the East-West and Whistler acquisitions, increased employee training costs, and re-branding initiatives undertaken by ResortQuest.

Opry and Attractions Business Segment

     Total Segment Results. The following presents the financial results of our Opry and Attractions business for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages)
Total revenues	$12,857	$12,625	1.8%
Operating expense data:
Operating costs	9,301	9,625	-3.4%
Selling, general and administrative	4,314	4,267	1.1%
Depreciation and amortization	1,398	1,311	6.6%

Operating Loss:	$(2,156)	$(2,578)	16.4%

The slight increase in revenues in the Opry and Attractions segment in the first quarter of 2005, as compared to the same period in the 2004, is primarily due to improved performance at the Ryman Auditorium (due to a strong concert schedule) and the Wildhorse Saloon, as well as the revenues associated with the retail release of the Grand Ole Opry Live Classics CD set.

The decrease in Opry and Attractions operating costs in the first quarter of 2005, as compared to the first quarter of 2004, is due primarily to a decrease in overhead costs and the timing of certain corporate meetings produced by our Corporate Magic division.

Corporate and Other Business Segment

     Total Segment Results. The following presents the financial results of our Corporate and Other business for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total Revenues	$147	$48	206.3%
Operating expenses:
Operating costs	1,422	2,108	-32.5%
Selling, general and administrative	7,489	7,986	-6.2%
Depreciation and amortization	1,002	1,397	-28.3%

Operating Loss:	$(9,766)	$(11,443)	14.7%

Corporate and Other group revenue for the first three months of 2005, which consists of rental income and corporate sponsorships, increased from the same period in 2004.

Corporate and Other operating expenses decreased in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the first three months of 2005, as compared to the first three months of 2004, primarily due to a reduction in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, due primarily to the elimination of expense associated with the naming rights agreement. Corporate and Other selling, general and administrative expenses during the three months ended March 31, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to the newly formed Gaylord charitable foundation. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the first quarter of 2005 decreased from the same period in 2004 due to the retirement of certain depreciable assets.

Operating Results — Preopening costs

In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs decreased by $9.9 million to $0.9 million in the first three months of 2005 (as compared to $10.8 million in the first three months of 2004), as a result of a significant reduction in preopening costs associated with the Gaylord Texan.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(18,091)	$(9,829)	-84.1%
Interest income	$585	$386	51.6%
Unrealized loss on Viacom stock and derivatives, net	$(11,526)	$(11,832)	2.6%
Income from unconsolidated companies	$1,472	$813	81.1%
Other gains and (losses), net	$2,450	$920	166.3%
Benefit for income taxes	$(5,074)	$(10,930)	53.6%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, increased during the first quarter of 2005, as compared to the same period in 2004, due to higher average debt balances during 2005, the write-off of $0.5 million of deferred financing costs in the first quarter of 2005 in connection with the replacement of the $100 million revolving credit facility described below and a $4.7 million decrease in capitalized interest. Capitalized interest decreased from $5.1 million during the three months ended March 31, 2004 to $0.4 million during the three months ended March 31, 2005 as a result of the opening of the Gaylord Texan in April 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 6.1% and 5.2% for the three months ended March 31, 2005 and 2004, respectively.

Interest Income

The increase in interest income during the first quarter of 2005, as compared to the same period in 2004, is due to higher cash balances invested in interest-bearing accounts in 2004.

Unrealized Loss on Viacom Stock and Derivatives, Net

During 2000, we entered into a seven-year secured forward exchange contract with respect to 10.9 million shares of our Viacom stock investment. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.

For the three months ended March 31, 2005, we recorded a net pretax loss of $17.2 million related to the decrease in fair value of the Viacom stock. For the three months ended March 31, 2005, we recorded a net pretax gain of $5.6 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $11.5 million on the Viacom stock and derivatives for the three months ended March 31, 2005.

For the three months ended March 31, 2004, we recorded a net pretax loss of $56.9 million related to the decrease in fair value of the Viacom stock. For the three months ended March 31, 2004, we recorded net pretax gain of $45.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $11.8 million on the Viacom stock and derivatives for the three months ended March 31, 2004.

Income from Unconsolidated Companies

From January 1, 2000 to July 8, 2004, we accounted for our investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because our ownership interest in Bass Pro increased to a level exceeding 20%, we were required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to begin accounting for our investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented. This change in accounting principle resulted in an increase in net income for the three months ended March 31, 2004 of $0.5 million.

We have learned that Bass Pro intends to amend its previously issued historical financial statements to reflect certain changes, which result primarily from a change in the manner in which Bass Pro accounts for its long term leases. These changes, which we believe will be finalized during the second quarter of 2005, will decrease Bass Pro’s net income for previous years. Based on information provided by Bass Pro to us to date, we do not believe these changes will be material to our consolidated financial statements, and we intend to reflect the change in a one-time adjustment during the second quarter of 2005.

Other Gains and Losses, Net

Our other gains and losses for the three months ended March 31, 2005 primarily consisted of the receipt of a dividend distribution from our investment in Viacom stock, a gain on the sale of an internet domain name, a gain on the sale of certain fixed assets and other miscellaneous income and expenses. Our other gains and losses for the three months ended March 31, 2004 primarily consisted of the receipt of a dividend distribution from our investment in Viacom stock and other miscellaneous income and expenses.

Benefit for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	Three Months Ended
	March 31,
	2005	2004
U.S. federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	3%	4%
Other	(2)%	(2)%

Effective tax rate	36%	37%

The decrease in our effective tax rate for the three months ending March 31, 2005, as compared to our effective tax rate for the three months ending March 31, 2004, was due primarily to a decrease in the state effective tax rate.

Liquidity and Capital Resources

Cash Flows –Summary

Our cash flows consisted of the following during the three months ended March 31:

	2005	2004
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$21,314	$6,976
Net cash flows used in operating activities — discontinued operations	(389)	(16)

Net cash flows provided by operating activities	20,925	6,960

Investing Cash Flows:
Purchases of property and equipment	(33,969)	(47,454)
Acquisition of businesses, net of cash acquired	(20,852)	—
Purchases of short term investments	(10,000)	(51,850)
Proceeds from sale of short term investments	20,000	72,850
Other	1,951	(386)

Net cash flows used in investing activities — continuing operations	(42,870)	(26,840)
Net cash flows provided by investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(42,870)	(26,840)

Financing Cash Flows:
Repayment of long-term debt	—	(2,001)
Deferred financing costs paid	(8,282)	—
Decrease in restricted cash and cash equivalents	4,782	1,169
Other	4,350	1,587

Net cash flows provided by financing activities — continuing operations	850	755
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows provided by financing activities	850	755

Net change in cash and cash equivalents	$(21,095)	$(19,125)

Cash Flows From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt and maintenance capital expenditures. During the three months ended March 31, 2005, our net cash flows provided by operating activities — continuing operations were $21.3 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies and gains on sales of certain fixed assets of approximately $22.7 million, offset by unfavorable changes in working capital of approximately $1.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms and Gaylord Texan. This increase in trade receivables was partially offset by the favorable timing of payment of various liabilities, including trade payables and accrued interest, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland, Gaylord Palms and Gaylord Texan) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). During the three months ended March 31, 2004, our net cash flows provided by operating activities — continuing operations were $7.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives and income from unconsolidated companies of approximately $4.9 million, as well as favorable changes in working capital of approximately $2.1 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables and accrued interest, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan, which opened in April 2004, and the timing of deposits received by the Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were offset by an increase in trade receivables due to the timing of payments received and seasonal increases in revenues at Gaylord Palms, ResortQuest and Corporate Magic and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.

Cash Flows From Investing Activities

During the three months ended March 31, 2005, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $34.0 million (consisting of construction at the new Gaylord National site of $20.0 million, continuing construction at the new Gaylord Texan of $4.2 million and $5.6 million at Gaylord Opryland primarily related to the construction of a new spa facility), and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.9 million. During the three months ended March 31, 2004, our primary uses of funds and investing activities were purchases of property and equipment which totaled $47.5 million (consisting of continuing construction at the new Gaylord Texan of $42.1 million, approximately $1.7 million related to Gaylord Opryland and approximately $1.2 million related to the Grand Ole Opry).

We currently project capital expenditures for the twelve months of 2005 to total approximately $168.7 million, which includes approximately $83.1 million related to the construction of the new Gaylord National Resort & Convention Center in Prince George’s County, Maryland, continuing construction costs at the Gaylord Texan of approximately $29.2 million, and approximately $29.1 million related to Gaylord Opryland.

Cash Flows From Financing Activities

Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the three months ended March 31, 2005, our net cash flows provided by financing activities were approximately $0.9 million, reflecting the payment of $8.3 million of deferred financing in connection with our entering into a new $600.0 million credit facility, offset by a $4.8 million decrease in restricted cash and cash equivalents and $4.7 million in proceeds received from the exercise of stock options. During the three months ended March 31, 2004, our net cash flows provided by financing activities were approximately $0.8 million, reflecting scheduled repayments of $2.0 million of the senior loan portion of the Nashville hotel loan, offset by proceeds received from the exercise of stock options of $2.0 million and a decrease in restricted cash and cash equivalents of $1.2 million

On January 9, 2004 we filed a Registration Statement on Form S-3 with the SEC pursuant to which we may sell from time to time up to $500 million of our debt or equity securities. The Registration Statement as amended on April 27, 2004 was declared effective by the SEC on April 27, 2004. Except as otherwise provided in the applicable prospectus supplement at the time of sale of the securities, we may use the net proceeds from the sale of the securities for general corporate purposes, which may include reducing our outstanding indebtedness, increasing our working capital, acquisitions and capital expenditures.

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

As of March 31, 2005, we were in compliance with all covenants. As of March 31, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $9.9 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.

     8% Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. In January 2004, we filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate of the notes is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-

annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with cash on hand, were used as follows:

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

     6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. The interest rate of the notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.0 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the senior loan secured by the Nashville hotel assets and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.

In connection with the issuance of the 6.75% Senior Notes, we entered into a Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed an exchange offer registration statement with the SEC on April 22, 2005. We will use our reasonable best efforts to have the exchange offer registration statement declared effective by the SEC on or prior to 240 days after November 30, 2004, the closing date of the 6.75% Senior Notes offering.

Prior Indebtedness

     $100 Million Revolving Credit Facility. Prior to the completion of our $600 million credit facility on March 10, 2005, we had in place, from November 20, 2003, a $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The revolving credit facility, which replaced the revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, was scheduled to mature in May 2006. The revolving credit facility had an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The revolving credit facility was guaranteed on a senior unsecured basis by our subsidiaries that were guarantors of our 8% Senior Notes and 6.75% Senior Notes, described above (consisting generally of all our active domestic subsidiaries including, following repayment of the Nashville hotel loan arrangements in December 2004, the subsidiaries owning the Nashville hotel assets), and was secured by a leasehold mortgage on the Gaylord Palms. We were required to pay a commitment fee equal to 0.5% per year of the average daily unused revolving portion of the revolving credit facility.

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

     2003 Florida/Texas Senior Secured Credit Facility. Prior to the closing of the 8% Senior Notes offering and establishment of our $100 million revolving credit facility, we had in place our 2003 Florida/Texas senior secured credit facility, consisting of a $150 million senior term loan, a $50 million subordinated term loan and a $25 million revolving credit facility, outstanding amounts of which were repaid with proceeds of the 8% Senior Notes offering. When the 2003 loans were first established, proceeds were used to repay 2001 term loans incurred in connection with the development of the Gaylord Palms.

Future Developments

On February 24, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which we plan to develop a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

We also are considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2005, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$575,100	$100	$—	$—	$575,000
Capital leases	1,855	716	837	302	—
Promissory note payable to Nashville Predators	5,000	—	2,000	2,000	1,000
Construction commitments	33,994	31,010	1,492	1,492	—
Operating leases	742,943	13,979	20,639	15,592	692,733
Other	875	175	350	350	—

Total contractual obligations	$1,359,767	$45,980	$25,318	$19,736	$1,268,733

The total operating lease commitments of $742.9 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At March 31, 2005, we had paid approximately $446.3 million related to these agreements, which is included in property and equipment in the consolidated balance sheets.

During 1999, we entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena was renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required us to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. As further discussed in Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 included herewith and which is incorporated herein by reference, on February 22, 2005, the Company concluded the settlement of litigation with NHC over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators, effectively terminating the

Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million.

At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax payable is estimated to be $152.8 million. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 included herewith.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the three months ended March 31, 2005, nor were there any material changes to the critical accounting policies and estimates discussed in our 2004 Annual Report on Form 10-K.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 included herewith.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year-ended December 31, 2004 or described from time to time in our other reports filed with the Securities and Exchange Commission:

•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the challenges associated with the integration of ResortQuest’s operations into our operations;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry; and

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to generate cash flow from the Gaylord Texan.

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

Risks Related to a Change in Value of Our Investment in Viacom Stock

At March 31, 2005, we held an investment of 10.9 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At March 31, 2005, the fair market value of our investment in the 10.9 million shares of Viacom stock was $381.0 million or $34.83 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock by way of a put option at a strike price below $56.05 per share, while providing for participation in increases in the fair market value by way of a call option at a strike price of $64.45 per share. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of March 31, 2005 due to the Company receiving a dividend distribution from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at March 31, 2005 would have resulted in a decrease of $2.6 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the three months ended March 31, 2005. Likewise, a 5% decrease in the value of the Viacom stock at March 31, 2005 would have resulted in an increase of $2.2 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the three months ended March 31, 2005.

Risks Related to Changes in Interest Rates

          Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our outstanding 8% Senior Notes and our $600 million credit facility.

In conjunction with our offering of the 8% Senior Notes, we terminated our variable to fixed interest rate swaps with an original notional value of $200 million related to the senior term loan and the subordinated term loan portions of the 2003 Florida/ Texas senior secured credit facility, which were repaid for a net benefit aggregating approximately $242,000.

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

Interest on borrowings under our $600.0 million credit facility bear interest at a variable rate of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. As of March 31, 2005, no borrowings were outstanding under our $600.0 million credit facility. Therefore, if LIBOR and Eurodollar rates were to increase by 100 basis points each, there would be no impact on our annual interest cost under the $600.0 million credit facility based on debt amounts outstanding at March 31, 2005.

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

          Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2005. As a result, the interest rate market risk implicit in these investments at March 31, 2005, if any, is low.

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

Summary

Based upon our overall market risk exposures at March 31, 2005, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 included herewith and which is incorporated herein by reference.

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

GAYLORD ENTERTAINMENT COMPANY
Date: May 9, 2005	By:	/s/ Colin V. Reed
Colin V. Reed
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement of David C. Kloeppel, dated May 4, 2005, with the Company

10.2	Form of Restricted Stock Award Agreement with respect to restricted stock awards granted to employees pursuant to the 1997 Omnibus Stock Option and Incentive Plan

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.