Form 10-Q
period 2005-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2005-08-05
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005

Common Stock, $.01 par value	40,192,920 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2005
INDEX

Part I — Financial Information
Item 1. — Financial Statements
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004
Revenues	$228,762	$202,071

Operating expenses:
Operating costs	140,493	125,533
Selling, general and administrative	53,423	52,648
Preopening costs	1,173	3,210
Impairment and other charges	—	1,212
Restructuring charges	—	78
Depreciation	17,617	18,773
Amortization	2,662	2,002

Operating income (loss)	13,394	(1,385)

Interest expense, net of amounts capitalized	(17,884)	(14,332)
Interest income	588	274
Unrealized loss on Viacom stock	(30,735)	(38,400)
Unrealized gain on derivatives	34,349	12,943
(Loss) income from unconsolidated companies	(1,590)	983
Other gains and (losses), net	2,472	717

Income (loss) before provision (benefit) for income taxes	594	(39,200)

Provision (benefit) for income taxes	1,005	(16,552)

Net loss	$(411)	$(22,648)

Loss per share:
Basic	$(0.01)	$(0.57)

Diluted	$(0.01)	$(0.57)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004
Revenues	$448,072	$360,954

Operating expenses:
Operating costs	277,824	224,389
Selling, general and administrative	102,262	95,460
Preopening costs	2,116	14,016
Impairment and other charges	—	1,212
Restructuring charges	—	78
Depreciation	35,903	33,287
Amortization	5,394	4,183

Operating income (loss)	24,573	(11,671)

Interest expense, net of amounts capitalized	(35,975)	(24,161)
Interest income	1,173	660
Unrealized loss on Viacom stock	(47,898)	(95,286)
Unrealized gain on derivatives	39,986	57,997
(Loss) income from unconsolidated companies	(118)	1,796
Other gains and (losses), net	4,922	1,637

Loss before benefit for income taxes	(13,337)	(69,028)

Benefit for income taxes	(4,069)	(27,482)

Net loss	$(9,268)	$(41,546)

Loss per share:
Basic	$(0.23)	$(1.05)

Diluted	$(0.23)	$(1.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Unaudited)
(In thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$21,470	$45,492
Cash and cash equivalents — restricted	77,702	45,149
Short term investments	10,000	27,000
Trade receivables, less allowance of $2,377 and $1,991, respectively	49,414	30,328
Deferred financing costs	26,865	26,865
Deferred income taxes	8,814	10,411
Other current assets	33,919	28,768

Total current assets	228,184	214,013

Property and equipment, net of accumulated depreciation	1,368,674	1,343,251
Intangible assets, net of accumulated amortization	30,716	25,964
Goodwill	180,722	166,068
Indefinite lived intangible assets	40,315	40,591
Investments	423,030	468,570
Estimated fair value of derivative assets	223,864	187,383
Long-term deferred financing costs	44,231	50,873
Other long term assets	22,652	24,332

Total assets	$2,562,388	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$776	$463
Accounts payable and accrued liabilities	213,127	168,688
Current liabilities of discontinued operations	658	1,033

Total current liabilities	214,561	170,184

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	582,329	575,946
Deferred income taxes	199,834	207,062
Estimated fair value of derivative liabilities	274	4,514
Other long term liabilities	82,691	80,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,186 and 39,930 shares issued and outstanding, respectively	402	399
Additional paid-in capital	664,474	655,110
Retained earnings	223,002	232,270
Unearned compensation	(1,327)	(1,337)
Accumulated other comprehensive loss	(16,906)	(16,841)

Total stockholders’ equity	869,645	869,601

Total liabilities and stockholders’ equity	$2,562,388	$2,521,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(9,268)	$(41,546)
Amounts to reconcile net loss to net cash flows provided by operating activities:
Loss (income) from unconsolidated companies	118	(1,796)
Unrealized loss on Viacom stock and related derivatives	7,912	37,289
Gain on sale of assets	(3,215)	—
Impairment and other charges	—	1,212
Depreciation and amortization	41,297	37,470
Benefit for deferred income taxes	(4,069)	(28,361)
Amortization of deferred financing costs	14,609	14,970
Changes in (net of acquisitions and divestitures):
Trade receivables	(18,225)	(23,534)
Accounts payable and accrued liabilities	35,794	43,015
Other assets and liabilities	2,356	700

Net cash flows provided by operating activities — continuing operations	67,309	39,419
Net cash flows used in operating activities — discontinued operations	(375)	(76)

Net cash flows provided by operating activities	66,934	39,343

Cash Flows from Investing Activities:
Purchases of property and equipment	(60,183)	(87,662)
Acquisition of businesses, net of cash acquired	(20,223)	—
Purchase of investment in RHAC Holdings, LLC	(4,747)	—
Proceeds from sale of assets	8,927	—
Purchases of short-term investments	(15,000)	(84,650)
Proceeds from sale of short term investments	32,000	119,850
Other investing activities	(1,148)	(1,185)

Net cash flows used in investing activities — continuing operations	(60,374)	(53,647)
Net cash flows provided by investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(60,374)	(53,647)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(4,002)
Deferred financing costs paid	(8,451)	(909)
Increase in restricted cash and cash equivalents	(27,842)	(17,400)
Proceeds from exercise of stock option and purchase plans	6,145	5,607
Other financing activities, net	(434)	(172)

Net cash flows used in financing activities — continuing operations	(30,582)	(16,876)
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows used in financing activities	(30,582)	(16,876)

Net change in cash and cash equivalents	(24,022)	(31,180)
Cash and cash equivalents — unrestricted, beginning of period	45,492	58,965

Cash and cash equivalents — unrestricted, end of period	$21,470	$27,785

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
As more fully discussed in Note 4, the Company’s ownership percentage in Bass Pro Shops, L.P. (“Bass Pro”) increased during the third quarter of 2004. As required under applicable accounting guidance, the Company changed its method of accounting for its investment in Bass Pro from the cost method of accounting to the equity method of accounting in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented, and the Company has revised the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and the condensed consolidated statement of cash flows for the six months ended June 30, 2004. This change in accounting principle increased net income for the three months and six months ended June 30, 2004 by $0.6 million and $1.1 million, respectively. This change in accounting principle had no impact on cash flows provided by operating activities – continuing operations for the six months ended June 30, 2004.
During 2003 and prior years, the Company classified certain market auction rate debt securities as cash and cash equivalents – unrestricted. During 2004, the Company determined that these securities should be classified as short-term investments due to the fact that the original maturity of these securities is greater than three months. As a result, the Company revised its statement of cash flows for the six months ended June 30, 2004 to present the purchases and sales of these securities as investing activities. This reclassification had no impact on net income for the three months and six months ended June 30, 2004 or cash flows provided by operating activities — continuing operations for the six months ended June 30, 2004.

2. LOSS PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding	40,158	39,597	40,071	39,528
Effect of dilutive stock options	—	—	—	—

Weighted average shares outstanding - assuming dilution	40,158	39,597	40,071	39,528

For the three months and six months ended June 30, 2005, the effect of dilutive stock options was the equivalent of approximately 1,059,000 and 1,062,000 shares of common stock outstanding, respectively. For the three months and six months ended June 30, 2004, the effect of dilutive stock options was the equivalent of approximately 489,000 and 473,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2005 and 2004, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
3. COMPREHENSIVE LOSS:
Comprehensive loss is as follows for the three months and six months of the respective periods:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(411)	$(22,648)	$(9,268)	$(41,546)
Unrealized loss on interest rate hedges	(56)	(54)	(19)	(54)
Foreign currency translation	(17)	(18)	(46)	86

Comprehensive loss	$(484)	$(22,720)	$(9,333)	$(41,514)

4. INVESTMENTS
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. Both the Company and IB-SIV will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Waikiki Hotel. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Lender”) consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions initiated by IB-SIV require the approval of the Company. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest will be responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company will account for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
From January 1, 2000 to July 8, 2004, the Company accounted for its investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to begin accounting for its investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented. This change in accounting principle increased net income and net income per share – fully diluted by $0.6 million and $0.02, respectively, for the three months ended June 30, 2004. This change in accounting principle increased net income and net income per share – fully diluted by $1.1 million and $0.03, respectively, for the six months ended June 30, 2004.
As of June 30, 2005, the recorded value of the Company’s investment in Bass Pro is $63.1 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in the Company’s income from unconsolidated companies of $1.7 million. The Company has determined that the impact of the adjustments recorded by Bass Pro is immaterial to the Company’s consolidated financial statements in all prior periods. Therefore, the Company has reflected its $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.

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
These businesses did not impact the Company’s results of operations during the three months and six months ended June 30, 2005 and 2004. However, the carrying value of the remaining assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	June 30,	December 31,
	2005	2004
Current assets:
Total current assets	$—	$—

Total long-term assets	—	—

Total assets	$—	$—

Current liabilities:
Accounts payable and accrued expenses	$658	$1,033

Total current liabilities	658	1,033

Total long-term liabilities	—	—

Total liabilities	$658	$1,033

6. ACQUISITIONS:
Whistler Lodging Company, Ltd.
On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd . for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005.
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

As of June 30, 2005 and February 1, 2005, goodwill related to the Whistler acquisition totaled $3.4 million and $3.0 million, respectively. During the five months ended June 30, 2005, the Company made adjustments to accrued liabilities associated with the Whistler acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.4 million.
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

The Company has accounted for the East West Resorts acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to East West Resorts’ net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price is subject to adjustments for a period not to exceed one year from the consummation date (the allocation period). The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable. The purchase price allocation as of January 1, 2005 was as follows (in thousands):

Tangible assets acquired	$9,714
Amortizable intangible assets	6,955
Goodwill	11,893

Total assets acquired	28,562

Liabilities assumed	(7,815)

Net assets acquired	$20,747

Tangible assets acquired totaled $9.7 million, which included $4.0 million of restricted cash, $0.3 million of net trade receivables and $4.2 million of property and equipment.
Approximately $7.0 million was allocated to amortizable intangible assets consisting of existing property management contracts and non-competition agreements. Property management contracts represent existing contracts with property owners, homeowner associations and other direct ancillary service contracts. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts, which is estimated to be seven years from acquisition. Non-competition agreements represent contracts with certain former owners and managers of East West Resorts, LLC that prohibit them from competing with the acquired companies for a period of five years. Non-competition agreements are amortized on a straight-line basis over the remaining useful life of the agreements, which is estimated to be five years from acquisition.
As of June 30, 2005 and January 1, 2005, goodwill related to the East West Resorts acquisition totaled $11.6 million and $11.9 million, respectively. During the six months ended June 30, 2005, the Company made adjustments to the final purchase price of ($0.6 million) and accrued liabilities associated with the East West Resorts acquisition of $0.3 million as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.3 million.
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

The Company has accounted for the ResortQuest acquisition under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to ResortQuest’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the ResortQuest acquisition. The Company determined these fair values with the assistance of a third party valuation expert. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocation of the purchase price was subject to adjustments for a period not to exceed one year from the consummation date, the allocation period. The allocation of the purchase price was adjusted during this period and finalized on November 20, 2004, which resulted in certain adjustments to goodwill, accrued liabilities, deferred taxes, and additional paid-in capital. The purchase price allocation as of November 20, 2003 was as follows (in thousands):

Cash acquired	$4,228
Tangible assets acquired	47,511
Amortizable intangible assets	29,718
Trade names	38,835
Goodwill	162,727

Total assets acquired	283,019

Liabilities assumed	(84,608)
Debt assumed	(85,100)
Deferred stock-based compensation	1,387

Net assets acquired	$114,698

Tangible assets acquired totaled $47.5 million, which included $9.8 million of restricted cash, $26.1 million of property and equipment and $7.0 million of net trade receivables. Included in the tangible assets acquired is ResortQuest’s vacation rental management software, First Resort Software (“FRS”), which was being amortized over a remaining estimated useful life of five years. On December 15, 2004, the Company sold certain assets related to FRS, including all copyrights, trademarks, tradenames, and maintenance and support agreements associated with the vacation rental management software, to Instant Software, Inc. for approximately $1.3 million in cash and the assumption of certain liabilities. The Company also received a perpetual, irrevocable, royalty-free license to continue using the vacation rental management software for its internal business purposes. The value assigned to this license is being amortized over a remaining estimated useful life of two years. The Company recognized a loss of $1.8 million on the sale of the FRS assets, which was reported in other gains and losses in the consolidated statement of operations.
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
As of June 30, 2005 and December 31, 2004, goodwill related to the ResortQuest acquisition totaled $158.9 million and $159.2 million, respectively. During the six months ended June 30, 2005, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.3 million.
As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the six months ended June 30, 2005 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2004	Adjustments	Payments	June 30, 2005
$2,950	$—	$1,621	$1,329
7. DEBT:
Senior Loan and Mezzanine Loan
In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and were special-purpose entities whose activities were strictly limited. The Company fully consolidates these entities in its consolidated financial statements. The Senior Loan was secured by a first mortgage lien on the assets of Gaylord Opryland. In March 2004, the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. Amounts outstanding under the Senior Loan bore interest at one-month LIBOR plus 1.20%. The Mezzanine Loan was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%.
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
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 in an institutional private placement. In January 2004, the Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements discussed above, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Florida/Texas senior secured credit facility, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.
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
6.75% Senior Notes
On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 in an institutional private placement. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements discussed above, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the Senior Loan and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.
In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005.
New $600.0 Million Credit Facility
On March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility, which replaced the 2003 $100.0 million revolving credit facility, consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
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
In addition, the $600.0 million credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:
•	the Company must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at the Company’s option if the Company makes a leverage ratio election.

•	the Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of its subsidiaries in connection with any equity issuance.

•	the Company must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	the Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.

•	the Company’s investments in entities which are not wholly-owned subsidiaries may not exceed an amount equal to ten percent (10.0%) of the Company’s consolidated total assets.
As of June 30, 2005, the Company was in compliance with all covenants. As of June 30, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $17.7 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.
8. SECURED FORWARD EXCHANGE CONTRACT:
During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of June 30, 2005 and December 31, 2004 and long-term assets of $24.0 million and $37.4 million as of June 30, 2005 and December 31, 2004, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.7 million for the three months ended June 30, 2005 and 2004, and $13.3 million and $13.4 million for the six months ended June 30, 2005 and 2004, respectively. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under its 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the fair market value of the Viacom Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of June 30, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of June 30, 2005 due to the Company receiving dividend distributions from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price.
In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.
9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months and six months ended June 30, 2005, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $34.3 million and $40.0 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC. For the three months and six months ended June 30, 2004, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $12.9 million and $58.0 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and therefore, no impact on earnings. As of June 30, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $1.2 million. The Company has recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly. As of December 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.
10. RESTRUCTURING CHARGES:
The following table summarizes the activities of the Company’s restructuring charges for the six months ended June 30, 2005:

(in thousands)	Balance at	Restructuring charges		Balance at
	December 31, 2004	and adjustments	Payments	June 30, 2005
2001 restructuring charges	$107	$—	$107	$—
2000 restructuring charges	14	—	9	5

	$121	$—	$116	$5

2001 Restructuring Charge
During 2001, the Company recognized net pretax restructuring charges from continuing operations of $5.8 million related to streamlining operations and reducing layers of management. These restructuring charges were recorded in accordance with EITF Issue No. 94-3. During the second quarter of 2002, the Company entered into two subleases to lease certain office space the Company previously had recorded in the 2001 restructuring charges. As a result, the Company reversed $0.9 million of the 2001 restructuring charges during 2002 related to continuing operations based upon the occurrence of certain triggering events. Also during the second quarter of 2002, the Company evaluated the 2001 restructuring accrual and determined certain severance benefits and outplacement agreements had expired and adjusted the previously recorded amounts by $0.2 million. During the second quarter of 2004, the Company evaluated the 2001 restructuring accrual and determined that the remaining sublease payments it was scheduled to receive were less than originally estimated. During the fourth quarter of 2004, the Company again evaluated the 2001 restructuring accrual due to a continued decline in the creditworthiness of a sublessee and determined that the remaining sublease payments that it would collect were less than estimated during the second quarter of 2004. As a result of these evaluations, the Company increased the 2001 restructuring charge by $0.3 million during 2004 related to continuing operations. As of June 30, 2005, the Company had made all payments accrued under the 2001 restructuring accrual.

2000 Restructuring Charge
During 2000, the Company completed an assessment of its strategic alternatives related to its operations and capital requirements and developed a strategic plan designed to refocus the Company’s operations, reduce its operating losses, and reduce its negative cash flows (the “2000 Strategic Assessment”). As part of the Company’s 2000 Strategic Assessment, the Company recognized pretax restructuring charges of $13.1 million related to continuing operations during 2000, in accordance with EITF Issue No. 94-3. Additional restructuring charges of $3.2 million during 2000 were included in discontinued operations. During 2001, the Company negotiated reductions in certain contract termination costs, which allowed the reversal of $3.7 million of the restructuring charges originally recorded during 2000. During the second quarter of 2002, the Company entered into a sublease that reduced the liability the Company was originally required to pay, and the Company reversed $0.1 million of the 2000 restructuring charge related to the reduction in required payments. During the second quarter of 2004, the Company evaluated the 2000 restructuring accrual and determined that the remaining severance payments it was scheduled to make were less than originally estimated. As a result, the Company reversed $0.1 million of the 2000 restructuring charge during 2004 related to continuing operations. As of June 30, 2005, the Company has recorded cash payments of $9.4 million against the 2000 restructuring accrual related to continuing operations. The remaining balance of the 2000 restructuring accrual at June 30, 2005 of $5,000, from continuing operations, is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet, which the Company expects to be paid by the end of 2005.
11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2005 and 2004 was comprised of:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Debt interest paid	$20,203	$13,327	$20,453	$14,628
Deferred financing costs paid	169	595	8,451	909
Capitalized interest	(741)	(119)	(1,096)	(5,244)

Cash interest paid, net of capitalized interest	$19,631	$13,803	$27,808	$10,293

Income taxes received (paid) were $0.4 million and $(0.7) million for the six months ended June 30, 2005 and 2004, respectively.
Certain transactions have been reflected as non-cash activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2005, as further discussed below.
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
In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 17, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.
12. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2005 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2004	Losses	Acquisitions	Adjustments	June 30, 2005
Opry and Attractions	$6,915	$—	$—	$—	$6,915
ResortQuest	159,153	—	14,917	(263)	173,807

Total	$166,068	$—	$14,917	$(263)	$180,722

During the six months ended June 30, 2005, the Company recorded goodwill of $3.0 million and $11.9 million related to the acquisitions of Whistler and East West Resorts, respectively, as previously discussed in Note 6. During the six months ended June 30, 2005, the Company made adjustments to accrued liabilities associated with the Whistler acquisition, the final purchase price and accrued liabilities associated with the East West Resorts acquisition, and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.3 million.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million and $40.6 million at June 30, 2005 and December 31, 2004, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $38.3 million and $30.5 million at June 30, 2005 and December 31, 2004, respectively. The significant increase in amortized intangible assets during six months ended June 30, 2005 is due to the acquisitions of Whistler and East West Resorts, as discussed in Note 6. The related accumulated amortization of amortized intangible assets in continuing operations was $7.5 million and $4.5 million at June 30, 2005 and December 31, 2004, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2005 was $1.3 million and $2.7 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2004 was $1.0 million and $2.0 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$5,134
Year 2	4,875
Year 3	4,875
Year 4	4,875
Year 5	4,780

Total	$24,539

13. STOCK PLANS:
SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002, and the information contained in this report reflects the disclosure requirements of the new pronouncement. The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25.
If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the three months and six months ended June 30, 2005 and 2004 would have been increased to the following pro forma amounts:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(411)	$(22,648)	$(9,268)	$(41,546)
Less: Stock-based employee compensation, net of tax effect	1,178	981	2,361	1,880

Pro forma	$(1,589)	$(23,629)	$(11,629)	$(43,426)

Net loss per share:
As reported	$(0.01)	$(0.57)	$(0.23)	$(1.05)

Pro forma	$(0.04)	$(0.60)	$(0.29)	$(1.10)

Net loss per share assuming dilution:
As reported	$(0.01)	$(0.57)	$(0.23)	$(1.05)

Pro forma	$(0.04)	$(0.60)	$(0.29)	$(1.10)

At June 30, 2005 and December 31, 2004, there were 3,919,300 and 3,586,551 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under its stock option and incentive plans. Under the terms of its plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.
The plan also provides for the award of restricted stock and restricted stock units. At June 30, 2005 and December 31, 2004, awards of 75,392 and 93,805 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.
The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Prior to January 1, 2005, participants in the plan purchased these shares at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Effective January 1, 2005, the plan was amended such that participants in the plan now purchase these shares at a price equal to 95% of the of the closing price at the end of each quarterly stock purchase period. The Company issued 2,482 and 2,633 shares of common stock at an average price per share of $44.17 and $26.50 pursuant to this plan during the three months ended June 30, 2005 and 2004, respectively.
Included in compensation expense for the three months ended June 30, 2005 and 2004 is $0.7 million and $0.7 million, respectively, related to the grant of 596,000 units and 604,000 units, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program. Included in compensation expense for the six months ended June 30, 2005 and 2004 is $1.3 million and $1.3 million related to the grant of these units.
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

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$109	$151	$218	$301
Interest cost	1,201	1,188	2,402	2,376
Expected return on plan assets	(960)	(854)	(1,920)	(1,709)
Amortization of net actuarial loss	648	667	1,296	1,335
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$999	$1,153	$1,998	$2,305

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$52	$69	$104	$162
Interest cost	198	207	396	523
Amortization of net actuarial gain	(126)	(141)	(251)	(141)
Amortization of net prior service cost	(250)	(250)	(500)	(500)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$(187)	$(176)	$(373)	$(78)

15. INCOME TAXES
The Company’s effective tax rate as applied to pretax income for the three months ended June 30, 2005 and 2004 was 169% and 42%, respectively. The Company’s higher effective tax rate was due primarily to a change in the rate used to value certain prior year stated deferred tax assets.
The Company’s effective tax rate as applied to pretax income for the six months ended June 30, 2005 and 2004 was 31% and 40%, respectively. The Company’s lower effective tax rate was due primarily to a change in the rate used to value certain prior year stated deferred tax assets.
16. NEWLY ISSUED ACCOUNTING STANDARDS:
In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Company. Early adoption is permitted but not required. The Company plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of June 30, 2005 that are expected to remain unvested as of January 1, 2006, the Company expects to recognize additional pre-tax compensation expense during 2006 of approximately $5.0 million beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
17. COMMITMENTS AND CONTINGENCIES:
On February 22, 2005, the Company concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL Hockey in

Nashville, Tennessee, which is currently expected to be on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.
In connection with the Company’s execution of the Agreement of Limited Partnership of the Nashville Hockey Club, L.P. on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between the Nashville Hockey Club, L.P. and the NHL; and (ii) all operating expenses of the Nashville Hockey Club, L.P. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of Nashville Hockey Club, L.P. that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 4, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Lender whereby it guaranteed its pro-rata portion of RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $17.2 million, which represents 19.9% of the $86.3 million of total debt that RHAC, LLC owes to Lender. As of June 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans described in Note 4, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Lender with a total notional amount of $7.9 million, in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default, as defined. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. As of June 30, 2005, IB-SIV had not executed this replacement letter of credit and the Company’s $7.9 million letter of credit was still outstanding. The maximum potential amount which the Company could be liable under this obligation is $7.9 million, as of June 30, 2005, although, pursuant to the Contribution Agreement, the Company would have recourse against IB-SIV to recover 80.1% of any payments made pursuant to this obligation. As of June 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this obligation.
Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 7 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.
On February 24, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which the Company is developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to the Company upon completion of the project. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. On May 9, 2005, the Company entered into an agreement with a general contractor for the provision of certain initial construction services at the site. The Company expects to enter into a construction contract for the entire hotel project when the Company has determined the guaranteed maximum price for the project. The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.
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

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Hospitality	$147,678	$128,024	$290,179	$223,283
Opry and Attractions	18,688	16,772	31,545	29,397
ResortQuest	62,268	57,197	126,073	108,148
Corporate and Other	128	78	275	126

Total	$228,762	$202,071	$448,072	$360,954

Depreciation and amortization:
Hospitality	$15,335	$15,908	$31,179	$27,369
Opry and Attractions	1,154	1,315	2,552	2,626
ResortQuest	2,731	2,389	5,505	4,915
Corporate and Other	1,059	1,163	2,061	2,560

Total	$20,279	$20,775	$41,297	$37,470

Operating income (loss):
Hospitality	$23,985	$12,875	$45,937	$25,525
Opry and Attractions	2,153	817	(3)	(1,761)
ResortQuest	(1,426)	964	666	2,855
Corporate and Other	(10,145)	(11,541)	(19,911)	(22,984)
Preopening costs	(1,173)	(3,210)	(2,116)	(14,016)
Impairment and other charges	—	(1,212)	—	(1,212)
Restructuring charges	—	(78)	—	(78)

Total operating income (loss)	13,394	(1,385)	24,573	(11,671)
Interest expense, net of amounts capitalized	(17,884)	(14,332)	(35,975)	(24,161)
Interest income	588	274	1,173	660
Unrealized loss on Viacom stock	(30,735)	(38,400)	(47,898)	(95,286)
Unrealized gain on derivatives	34,349	12,943	39,986	57,997
(Loss) income from unconsolidated companies	(1,590)	983	(118)	1,796
Other gains and losses	2,472	717	4,922	1,637

Income (loss) before provision (benefit) for income taxes and discontinued operations	$594	$(39,200)	$(13,337)	$(69,028)

19. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Prior to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, as discussed in Note 7, not all of the Company’s subsidiaries guaranteed the 8% Senior Notes. All of the Company’s subsidiaries that were borrowers under, or had guaranteed, the Company’s 2003 revolving credit facility or previously, the Company’s 2003 Florida/Texas senior secured credit facility, were guarantors of the 8% Senior Notes (the “Former Guarantors”). Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower (the “Former Non-Guarantors”), did not guarantee the 8% Senior Notes. However, subsequent to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, the 8% Senior Notes and 6.75% Senior Notes became guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). As a result, the Company has classified the balance sheet, results of operations, and cash flows of the subsidiaries that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower as of June 30, 2005 and December 31, 2004 and for the three months and six months ended June 30, 2005 as guarantor subsidiaries in the consolidating financial information presented below. The results of operations and cash flows of these subsidiaries for the three months and six months ended June 30, 2004 are classified as non-guarantor subsidiaries in the consolidating financial information presented below. The Company’s investment in Bass Pro and certain other discontinued operations remained non-guarantors of the 8% Senior Notes and 6.75% Senior Notes after repayment of the Senior Loan, so the Company has classified the balance sheet, results of operations and cash flows of these subsidiaries as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 as non-guarantor subsidiaries (the “Non-Guarantors”) in the consolidating financial information presented below. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$18,305	$220,102	$—	$(9,645)	$228,762
Operating expenses:
Operating costs	6,038	138,782	—	(4,327)	140,493
Selling, general and administrative	9,427	43,996	—	—	53,423
Management fees	—	5,318	—	(5,318)	—
Preopening costs	—	1,173	—	—	1,173
Depreciation	1,378	16,239	—	—	17,617
Amortization	345	2,317	—	—	2,662

Operating income	1,117	12,277	—	—	13,394
Interest expense, net of amounts capitalized	(19,305)	(14,636)	(1,389)	17,446	(17,884)
Interest income	15,874	281	1,879	(17,446)	588
Unrealized loss on Viacom stock	(30,735)	—	—	—	(30,735)
Unrealized gain on derivatives	34,349	—	—	—	34,349
Income (loss) from unconsolidated companies	—	107	(1,697)	—	(1,590)
Other gains and (losses), net	2,964	(492)	—	—	2,472

Income (loss) before provision (benefit) for income taxes	4,264	(2,463)	(1,207)	—	594
Provision (benefit) for income taxes	822	553	(370)	—	1,005
Equity in subsidiaries’ (earnings) losses, net	3,853	—	—	(3,853)	—

Net (loss) income	$(411)	$(3,016)	$(837)	$3,853	$(411)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$18,563	$139,323	$55,895	$(11,710)	$202,071

Operating expenses:
Operating costs	5,513	89,801	33,958	(3,739)	125,533
Selling, general and administrative	10,276	35,002	7,496	(126)	52,648
Management fees	—	4,624	3,221	(7,845)	—
Preopening costs	—	3,210	—	—	3,210
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	78	—	—	—	78
Depreciation	1,382	11,941	5,450	—	18,773
Amortization	490	1,276	236	—	2,002

Operating income (loss)	824	(7,743)	5,534	—	(1,385)
Interest expense, net of amounts capitalized	(13,579)	(14,249)	(2,563)	16,059	(14,332)
Interest income	14,190	295	1,848	(16,059)	274
Unrealized loss on Viacom stock	(38,400)	—	—	—	(38,400)
Unrealized gain on derivatives	12,943	—	—	—	12,943
Income from unconsolidated companies	—	—	983	—	983
Other gains and (losses)	802	(84)	(1)	—	717

Income (loss) before provision (benefit) for income taxes	(23,220)	(21,781)	5,801	—	(39,200)
Provision (benefit) for income taxes	(9,122)	(8,231)	801	—	(16,552)
Equity in subsidiaries’ (earnings) losses, net	8,550	—	—	(8,550)	—

Net income (loss)	$(22,648)	$(13,550)	$5,000	$8,550	$(22,648)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$36,896	$433,290	$—	$(22,114)	$448,072

Operating expenses:
Operating costs	10,984	275,319	—	(8,479)	277,824
Selling, general and administrative	19,045	83,217	—	—	102,262
Management fees	—	13,635	—	(13,635)	—
Preopening costs	—	2,116	—	—	2,116
Depreciation	2,745	33,158	—	—	35,903
Amortization	692	4,702	—	—	5,394

Operating income	3,430	21,143	—	—	24,573
Interest expense, net of amounts capitalized	(37,709)	(29,306)	(2,731)	33,771	(35,975)
Interest income	30,388	851	3,705	(33,771)	1,173
Unrealized loss on Viacom stock	(47,898)	—	—	—	(47,898)
Unrealized gain on derivatives	39,986	—	—	—	39,986
Income (loss) from unconsolidated companies	—	107	(225)	—	(118)
Other gains and (losses), net	3,657	1,265	—	—	4,922

(Loss) income before (benefit) provision for income taxes	(8,146)	(5,940)	749	—	(13,337)
(Benefit) provision for income taxes	(3,722)	(698)	351	—	(4,069)
Equity in subsidiaries’ (earnings) losses, net	4,844	—	—	(4,844)	—

Net (loss) income	$(9,268)	$(5,242)	$398	$4,844	$(9,268)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$35,200	$249,263	$99,903	$(23,412)	$360,954

Operating expenses:
Operating costs	10,867	155,416	64,636	(6,530)	224,389
Selling, general and administrative	19,956	60,274	15,356	(126)	95,460
Management fees	—	9,727	7,029	(16,756)	—
Preopening costs	—	14,016	—	—	14,016
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	78	—	—	—	78
Depreciation	2,809	19,217	11,261	—	33,287
Amortization	1,163	2,527	493	—	4,183

Operating income	327	(13,126)	1,128	—	(11,671)
Interest expense, net of amounts capitalized	(27,059)	(23,374)	(5,777)	32,049	(24,161)
Interest income	28,083	624	4,002	(32,049)	660
Unrealized loss on Viacom stock	(95,286)	—	—	—	(95,286)
Unrealized gain on derivatives	57,997	—	—	—	57,997
Income (loss) from unconsolidated companies	—	—	1,796	—	1,796
Other gains and (losses), net	1,689	(53)	1	—	1,637

(Loss) income before (benefit) provision for income taxes	(34,249)	(35,929)	1,150	—	(69,028)
(Benefit) provision for income taxes	(14,367)	(12,286)	(829)	—	(27,482)
Equity in subsidiaries’ (earnings) losses, net	21,664	—	—	(21,664)	—

Net (loss) income	$(41,546)	$(23,643)	$1,979	$21,664	$(41,546)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$25,663	$(4,193)	$—	$—	$21,470
Cash and cash equivalents — restricted	1,747	75,955	—	—	77,702
Short term investments	10,000	—	—	—	10,000
Trade receivables, net	601	48,813	—	—	49,414
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,614	3,187	13	—	8,814
Other current assets	5,979	27,954	112	(126)	33,919
Intercompany receivables, net	1,035,115	—	32,978	(1,068,093)	—
Current assets of discontinued operations	—	—	—		—

Total current assets	1,111,584	151,716	33,103	(1,068,219)	228,184
Property and equipment, net of accumulated depreciation	82,465	1,286,209	—	—	1,368,674
Intangible assets, net of accumulated amortization	18	30,698	—	—	30,716
Goodwill	—	180,722	—	—	180,722
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	818,858	21,601	67,945	(485,374)	423,030
Estimated fair value of derivative assets	223,864	—	—	—	223,864
Long-term deferred financing costs	44,231	—	—	—	44,231
Other long-term assets	5,039	10,113	7,500	—	22,652

Total assets	$2,287,539	$1,719,894	$108,548	$(1,553,593)	$2,562,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$367	$409	$—	$—	$776
Accounts payable and accrued liabilities	31,901	181,517	—	(291)	213,127
Intercompany payables, net	—	1,198,814	(130,721)	(1,068,093)	—
Current liabilities of discontinued operations	—	(19)	677	—	658

Total current liabilities	32,268	1,380,721	(130,044)	(1,068,384)	214,561
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	581,307	1,022	—	—	582,329
Deferred income taxes	133,306	64,703	1,825	—	199,834
Estimated fair value of derivative liabilities	274	—	—	—	274
Other long-term liabilities	57,664	24,879	(17)	165	82,691
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	402	3,337	2	(3,339)	402
Additional paid-in capital	664,474	517,184	53,846	(571,030)	664,474
Retained earnings	223,002	(271,931)	182,936	88,995	223,002
Other stockholders’ equity	(18,212)	(21)	—	—	(18,233)

Total stockholders’ equity	869,666	248,569	236,784	(485,374)	869,645

Total liabilities and stockholders’ equity	$2,287,539	$1,719,894	$108,548	$(1,553,593)	$2,562,388

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(31,793)	$98,727	$375	$—	$67,309
Net cash used in discontinued operating activities	—	—	(375)	—	(375)

Net cash (used in) provided by operating activities	(31,793)	98,727	—	—	66,934

Purchases of property and equipment	(3,264)	(56,919)	—	—	(60,183)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Purchase of investment in RHAC Holdings, LLC	—	(4,747)	—	—	(4,747)
Proceeds from sale of assets	5,967	2,960	—	—	8,927
Purchases of short term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short term investments	32,000	—	—	—	32,000
Other investing activities	(198)	(950)	—	—	(1,148)

Net cash provided by (used in) investing activities — continuing operations	19,505	(79,879)	—	—	(60,374)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	19,505	(79,879)	—	—	(60,374)

Deferred financing costs paid	(8,451)	—	—	—	(8,451)
Decrease (increase) in restricted cash and cash equivalents	699	(28,541)	—	—	(27,842)
Proceeds from exercise of stock option and purchase plans	6,145	—	—	—	6,145
Other financing activities, net	(153)	(281)	—	—	(434)

Net cash used in financing activities — continuing operations	(1,760)	(28,822)	—	—	(30,582)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(1,760)	(28,822)	—	—	(30,582)

Net change in cash and cash equivalents	(14,048)	(9,974)	—	—	(24,022)
Cash and cash equivalents at beginning of year	39,711	5,781	—	—	45,492

Cash and cash equivalents at end of year	$25,663	$(4,193)	$—	$—	$21,470

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(68,954)	$102,491	$5,882	$—	$39,419
Net cash used in discontinued operating activities	—	(27)	(49)	—	(76)

Net cash (used in) provided by operating activities	(68,954)	102,464	5,833	—	39,343

Purchases of property and equipment	(2,096)	(81,419)	(4,147)	—	(87,662)
Purchases of short term investments	(84,650)	—	—	—	(84,650)
Proceeds from sale of short term investments	119,850	—	—	—	119,850
Other investing activities	(85)	(1,076)	(24)	—	(1,185)

Net cash provided by (used in) investing activities — continuing operations	33,019	(82,495)	(4,171)	—	(53,647)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	33,019	(82,495)	(4,171)	—	(53,647)

Repayment of long-term debt	—	—	(4,002)	—	(4,002)
Deferred financing costs paid	(718)	(108)	(83)	—	(909)
(Increase) decrease in restricted cash and cash equivalents	(2,319)	(18,153)	3,072	—	(17,400)
Proceeds from exercise of stock option and purchase plans	5,607	—	—	—	5,607
Other financing activities, net	(146)	(26)	—	—	(172)

Net cash provided by (used in) financing activities — continuing operations	2,424	(18,287)	(1,013)	—	(16,876)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	2,424	(18,287)	(1,013)	—	(16,876)

Net change in cash and cash equivalents	(33,511)	1,682	649	—	(31,180)
Cash and cash equivalents at beginning of year	54,413	2,958	1,594	—	58,965

Cash and cash equivalents at end of year	$20,902	$4,640	$2,243	$—	$27,785

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into four principal business segments:
· Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).
· ResortQuest, consisting of our vacation rental property management business.
· Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.
· Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and six months ended June 30, our total revenues were divided among these business segments as follows:

	Three Months		Six Months
	Ended June		Ended June 30,
Segment	2005	2004	2005	2004
Hospitality	64.6%	63.4%	64.8%	61.9%
ResortQuest	27.2%	28.3%	28.1%	30.0%
Opry and Attractions	8.2%	8.3%	7.0%	8.1%
Corporate and Other.	—	—	0.1%	—
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
· hotel occupancy (volume indicator)
· average daily rate (“ADR”) (price indicator)
· Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period)
· Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period)
· Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations)
We recognize Hospitality segment revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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
     ResortQuest Segment. Our ResortQuest segment earns revenues through property management fees and other sources such as real estate commissions. The operating results of our ResortQuest segment are primarily dependent on the volume of guests staying at vacation properties managed by us and the number and quality of vacation properties managed by us. Key performance factors related to revenue are:
· occupancy rate of units available for rental (volume indicator)
· average daily rate (price indicator)
· ResortQuest Revenue per Available Room (“ResortQuest RevPAR”) (a summary measure of ResortQuest results calculated by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period)
· Total Units Under Management (a volume indicator which represents the total number of vacation properties available for rental)
We recognize revenues from property management fees ratably over the rental period based on our share of the total rental price of the vacation rental property. Almost all of our vacation rental property revenues are deducted from the rental fees paid by guests prior to paying the remaining rental price to the property owner. Other ResortQuest revenues are recognized at the time of sale.
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
Overall Outlook
We have invested heavily in our operations in the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, primarily in connection with the construction and ultimate opening of the Gaylord Texan in 2003 and 2004, as well as the ResortQuest acquisition, which was consummated on November 20, 2003. Our investments in 2005 will consist primarily of ongoing capital improvements for our existing properties and the construction of the Gaylord National hotel project described below. We also plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities.
As previously disclosed in our Current Report on Form 8-K filed on June 6, 2005 and as more fully described in Note 4 to our condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 included herewith, our then wholly-owned subsidiary RHAC, LLC completed the purchase of the Aston Waikiki Beach Hotel in Honolulu, Hawaii for a purchase price of $107 million on May 31, 2005. Simultaneously with this purchase, a private real estate fund managed by DB Real Estate Opportunities Group acquired an 80.1% interest in the parent of RHAC, LLC, and we retained a 19.9% interest in this entity. As a part of this transaction, we also entered into a joint venture arrangement with the fund. As a result of the completion of the property acquisition and the equity investment by the real estate fund, we expect our gross investment in the property after expected capital improvements to be $5-7 million. Additionally, as a result of the joint venture arrangement, ResortQuest entered into a new 20-year management agreement with respect to the property.
On February 24, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which we are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. On May 9, 2005, we entered into an agreement with a general contractor for the provision of certain initial construction services at the site. We expect to enter into a construction contract for the entire hotel project when we have determined the guaranteed maximum price for the project. We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and six month periods ended June 30, 2005 and 2004. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended June 30,				Six Months ended June 30,
	2005	%	2004	%	2005	%	2004	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$147,678	64.6%	$128,024	63.4%	$290,179	64.8%	$223,283	61.9%
Opry and Attractions	18,688	8.2%	16,772	8.3%	31,545	7.0%	29,397	8.1%
ResortQuest	62,268	27.2%	57,197	28.3%	126,073	28.1%	108,148	30.0%
Corporate and Other	128	0.0%	78	0.0%	275	0.1%	126	0.0%

Total revenues	228,762	100.0%	202,071	100.0%	448,072	100.0%	360,954	100.0%

OPERATING EXPENSES:
Operating costs	140,493	61.4%	125,533	62.1%	277,824	62.0%	224,389	62.2%
Selling, general and administrative	53,423	23.4%	52,648	26.1%	102,262	22.8%	95,460	26.4%
Preopening costs	1,173	0.5%	3,210	1.6%	2,116	0.5%	14,016	3.9%
Impairment and other charges	—	0.0%	1,212	0.6%	—	0.0%	1,212	0.3%
Restructuring charges	—	0.0%	78	0.0%	—	0.0%	78	0.0%
Depreciation and amortization:
Hospitality	15,335	6.7%	15,908	7.9%	31,179	7.0%	27,369	7.6%
Opry and Attractions	1,154	0.5%	1,315	0.7%	2,552	0.6%	2,626	0.7%
ResortQuest	2,731	1.2%	2,389	1.2%	5,505	1.2%	4,915	1.4%
Corporate and Other	1,059	0.5%	1,163	0.6%	2,061	0.5%	2,560	0.7%

Total depreciation and amortization	20,279	8.9%	20,775	10.3%	41,297	9.2%	37,470	10.4%

Total operating expenses	215,368	94.1%	203,456	100.7%	423,499	94.5%	372,625	103.2%

OPERATING INCOME (LOSS):
Hospitality	23,985	16.2%	12,875	10.1%	45,937	15.8%	25,525	11.4%
Opry and Attractions	2,153	11.5%	817	4.9%	(3)	0.0%	(1,761)	-6.0%
ResortQuest	(1,426)	-2.3%	964	1.7%	666	0.5%	2,855	2.6%
Corporate and Other	(10,145)	(A )	(11,541)	(A )	(19,911)	(A )	(22,984)	(A )
Preopening costs	(1,173)	(B )	(3,210)	(B )	(2,116)	(B )	(14,016)	(B )
Impairment and other charges	—	(B )	(1,212)	(B )	—	(B )	(1,212)	(B )
Restructuring charges	—	(B )	(78)	(B )	—	(B )	(78)	(B )

Total operating income (loss)	13,394	5.9%	(1,385)	-0.7%	24,573	5.5%	(11,671)	-3.2%
Interest expense, net of amounts capitalized	(17,884)	(C )	(14,332)	(C )	(35,975)	(C )	(24,161)	(C )
Interest income	588	(C )	274	(C )	1,173	(C )	660	(C )
Unrealized gain (loss) on Viacom stock and derivatives, net	3,614	(C )	(25,457)	(C )	(7,912)	(C )	(37,289)	(C )
(Loss) income from unconsolidated companies	(1,590)	(C )	983	(C )	(118)	(C )	1,796	(C )
Other gains and (losses), net	2,472	(C )	717	(C )	4,922	(C )	1,637	(C )
(Provision) benefit for income taxes	(1,005)	(C )	16,552	(C )	4,069	(C )	27,482	(C )

Net loss	$(411)	(C )	$(22,648)	(C )	$(9,268)	(C )	$(41,546)	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except per share data)
Total revenues	$228,762	$202,071	13.2%	$448,072	$360,954	24.1%
Total operating expenses	$215,368	$203,456	5.9%	$423,499	$372,625	13.7%
Operating income (loss)	$13,394	$(1,385)	1067.1%	$24,573	$(11,671)	310.5%
Net loss	$(411)	$(22,648)	98.2%	$(9,268)	$(41,546)	77.7%

Net loss per share — fully diluted	$(0.01)	$(0.57)	98.2%	$(0.23)	$(1.05)	78.1%
Total Revenues
The increase in our total revenues for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, is primarily attributable to the increase in our Hospitality segment revenues (an increase of $19.7 million for the three months, and an increase of $66.9 million for the six months, ended June 30, 2005, as compared to the same periods in 2004), described more fully below, and to the increase in our ResortQuest segment revenues (an increase of $5.1 million for the three months, and an increase of $17.9 million for the six months ended June 30, 2005, as compared to the same periods in 2004), also described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, is primarily due to increased Hospitality segment operating expenses associated with increased Hospitality segment revenues (excluding preopening costs, total Hospitality operating expenses of $123.7 million for the three months, and $244.2 million for the six months, ended June 30, 2005), described more fully below, and increased ResortQuest segment operating expenses (total ResortQuest operating expenses of $63.7 million for the three months, and $125.4 million for the six months, ended June 30, 2005), also described more fully below.
Operating Income (Loss)
The operating income experienced in the three and six months ended June 30, 2005 was an improvement from the operating loss experienced in the same periods in 2004 due primarily to improved Hospitality segment performance. An increase in Opry and Attractions segment performance, as well as reductions in preopening costs and Corporate and Other segment expenses (as compared to the same periods in 2004), all as described more fully below, also contributed to our improved operating performance in the three and six months ended June 30, 2005. However, ResortQuest segment performance, described more fully below, served to reduce our operating income in the three and six months ended June 30, 2005, as compared to the same periods in 2004.
Net Income (Loss)
The net loss experienced in the three and six months ended June 30, 2005 was an improvement from the net loss experienced in the same periods in 2004 due to the improvements in operating income described above. Increased interest expense in the three and six months ended June 30, 2005 (as compared to the same periods in 2004), more fully described below, served to offset the impact of our improvements in operating income over such periods. Our net loss for the three months ended June 30, 2005 was impacted by an unrealized gain on Viacom stock and derivatives, net, for the three months ended June 30, 2005 of $3.6 million (as compared to an unrealized loss on Viacom stock and derivatives, net, for the same period in 2004 of $25.5 million) and a provision for income taxes of $1.0 million for the three months ended June 30, 2005 (as compared to a benefit for income taxes of $16.6 million for the same period in 2004), each as more fully described below. Our net loss for the six months ended June 30, 2005 was impacted by an unrealized loss on Viacom stock and derivatives, net, for the six months ended June 30, 2005 of $7.9 million (as compared to an unrealized loss on Viacom stock and derivatives, net, for the same period in 2004 of $37.3 million) and a benefit for income taxes of $4.1 million for the six months ended June 30, 2005 (as compared to a benefit for income taxes of $27.5 million for the same period in 2004), each as more fully described below.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment revenues for the three and six months ended June 30, 2005 resulting from improved system-wide occupancy rates, average daily rate and RevPAR, for these periods. This was a result of a significant improvement in the operating performance of the Gaylord Texan in 2005, as compared to the hotel’s results in 2004 after its opening in April 2004, as well as overall strong results from both the Gaylord Opryland and the Gaylord Palms hotels.

•	Continued strong food and beverage, banquet and catering services at our hotels for the three and six months ended June 30, 2005, which positively impacted Total RevPAR at our hotels and served to supplement the impact of the increased occupancy, average daily rate and RevPAR of the Hospitality segment during the first and second quarters of 2005.

•	The addition of revenues and expenses to our ResortQuest segment associated with the approximately 2,500 additional units gained in the acquisition of vacation rental management businesses from East West Resorts, LLC and Whistler Lodging Company, Ltd. in the first quarter of 2005.

•	An increase in ResortQuest average daily rates during the first and second quarters of 2005, which, although offset by slightly lower occupancy rates in such periods, served to increase ResortQuest RevPAR in such periods. ResortQuest results were also impacted by continued reinvestment in brand-building initiatives, which include technology, marketing and organizational improvements.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$147,678	$128,024	15.4%	$290,179	$223,283	30.0%
Hospitality operating expenses:
Operating costs	84,033	74,730	12.4%	167,480	128,498	30.3%
Selling, general and administrative	24,325	24,511	-0.8%	45,583	41,891	8.8%
Depreciation and amortization	15,335	15,908	-3.6%	31,179	27,369	13.9%

Total Hospitality operating expenses	123,693	115,149	7.4%	244,242	197,758	23.5%

Hospitality operating income (2)	$23,985	$12,875	86.3%	$45,937	$25,525	80.0%

Hospitality performance metrics:
Occupancy	76.4%	73.5%	3.9%	75.0%	71.2%	5.3%
ADR	$150.91	$143.16	5.4%	$149.94	$147.11	1.9%
RevPAR(3)	$115.30	$105.26	9.5%	$112.48	$104.76	7.4%
Total RevPAR(4)	$266.08	$231.22	15.1%	$262.82	$229.85	14.3%
Net Definite Room Nights Booked(5)	389,000	357,000	9.0%	575,000	619,000	-7.1%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel and include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Night Booked includes 93,000 and 0 room nights for the three months ended June 30, 2005 and 2004, respectively, and 115,000 and 0 room nights for the six months ended June 30, 2005 and 2004, respectively, related to Gaylord National, which we expect to open in 2008.
The increase in total Hospitality segment revenue in the three and six months ended June 30, 2005, as compared to the same periods in 2004, is due to a significant improvement in the operating performance of the Gaylord Texan in 2005, as compared to the hotel’s results in 2004 after its opening in April 2004, as well as overall strong results from both the Gaylord Opryland and the Gaylord Palms hotels, described below.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality segment operating expenses in the three and six months ended June 30, 2005, as compared to the same periods in 2004, is due to increased Hospitality segment operating costs, described below.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and six months ended June 30, 2005, as compared to the same period in 2004, due to the increased costs associated with increased Hospitality segment occupancy rates. Hospitality segment operating costs in the six months ended June 30, 2005, as compared to the same period in 2004, were also impacted by the opening of the Gaylord Texan hotel in April 2004.
Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, declined slightly in the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to a reduction in selling, general and administrative expenses from the amounts incurred in 2004 associated with the opening of the Gaylord Texan. Hospitality segment selling, general and administrative expenses increased in the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to an increase in Gaylord Opryland selling, general and administrative expenses, described below.
Total Hospitality depreciation and amortization expense declined slightly in the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to certain fixed assets at Gaylord Opryland becoming fully depreciated during the three months ended June 30, 2005. Total Hospitality depreciation and amortization expense increased in the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to the opening of the Gaylord Texan.
     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2005 and 2004 and include the results of the Gaylord Texan from April 2, 2004, its date of opening.

     Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$59,309	$55,895	6.1%	$109,170	$99,903	9.3%
Operating expense data:
Operating costs	$34,091	$32,349	5.4%	$66,686	$61,765	8.0%
Selling, general and administrative	$9,279	$7,496	23.8%	$16,761	$15,356	9.1%
Hospitality performance metrics:
Occupancy	77.0%	76.2%	1.0%	73.0%	68.3%	6.9%
ADR	$141.24	$143.00	-1.2%	$134.05	$139.33	-3.8%
RevPAR	$108.69	$109.03	-0.3%	$97.88	$95.20	2.8%
Total RevPAR	$226.38	$213.20	6.2%	$209.43	$190.53	9.9%
The increase in Gaylord Opryland revenue in the three months ended June 30, 2005, as compared to the same period in 2004, is due to slightly increased occupancy rates at the hotel and increased Total RevPAR at the hotel due to improved food and beverage and other ancillary services revenue at the hotel. A lower average daily rate due to groups with lower room rates at the hotel during the period resulted in a marginally lower RevPAR at the hotel during the period. The hotel’s results during the three months ended June 30, 2005 were also impacted by the commencement in May 2005 of a multi-year room refurbishment program, which removed 120 rooms from available inventory during the period. This refurbishment program will be complete by December 2007.
The increase in Gaylord Opryland revenue in the six months ended June 30, 2005, as compared to the same period in 2004, is due to increased occupancy rates at the hotel and increased Total RevPAR at the hotel due to improved food and beverage and other ancillary services revenue at the hotel. The increase in occupancy rates was due to increased group business during the period. A decrease in average daily rate, due to groups with lower room rates at the hotel during the period, served to offset the impact of the hotel’s increased occupancy on the hotel’s RevPAR for the period.
The increase in operating costs at Gaylord Opryland in the three and six months ended June 30, 2005, as compared to the same periods in 2004, was due to increased costs necessary to service the increased hotel occupancy during such periods. Selling, general and administrative expenses at Gaylord Opryland in the three and six months ended June 30, 2005 increased from the same periods in 2004 due to increased advertising costs associated with the opening of the Relâche spa, increased marketing costs related to special events at hotel, non-recurring personnel costs, and increased credit card commissions related to the hotel’s increased revenues.

     Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$44,239	$38,712	14.3%	$94,635	$88,487	6.9%
Operating expense data:
Operating costs	$23,880	$21,461	11.3%	$48,516	$44,877	8.1%
Selling, general and administrative	$8,635	$8,304	4.0%	$17,137	$17,485	-2.0%
Hospitality performance metrics:
Occupancy	76.5%	77.3%	-1.0%	83.4%	82.1%	1.6%
ADR	$173.26	$162.61	6.5%	$175.41	$176.17	-0.4%
RevPAR	$132.60	$125.71	5.5%	$146.27	$144.72	1.1%
Total RevPAR	$345.76	$302.56	14.3%	$371.87	$345.80	7.5%
The increase in Gaylord Palms revenue and RevPAR in the three months ended June 30, 2005, as compared to the same period in 2004, is due to an increase in average daily rate due to groups with higher room rates. The hotel’s strong food and beverage and other ancillary revenue served to increase the hotel’s Total RevPAR for the three months ended June 30, 2005, as compared to the same period in 2004.
Occupancy rates, average daily rate and RevPAR for the six months ended June 30, 2005 remained relatively flat, as compared to the same period in 2004, although strong food and beverage and other ancillary revenues served to increase the hotel’s Total RevPAR for the six months ended June 30, 2005, as compared to the same period in 2004.
Operating costs for the three and six months ended June 30, 2005 increased from the same periods in 2004 due primarily to costs associated with increased utilization of the hotel’s food and beverage services and the hotel’s other ancillary services.
Selling, general and administrative expense for the three and six months ended June 30, 2005, remained relatively flat as compared to the same periods in 2004.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$41,985	$31,299	34.1%	$82,447	$31,299	163.4%
Operating expense data:
Operating costs	$25,033	$19,879	25.9%	$50,269	$19,879	152.9%
Selling, general and administrative	$5,877	$8,267	-28.9%	$10,695	$8,267	29.4%
Hospitality performance metrics:
Occupancy	75.7%	64.0%	18.3%	72.5%	64.0%	13.3%
ADR	$161.01	$135.75	18.6%	$164.79	$135.75	21.4%
RevPAR	$121.84	$86.91	40.2%	$119.55	$86.91	37.6%
Total RevPAR	$305.34	$230.16	32.7%	$301.46	$230.16	31.0%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months ended June 30, 2005, as compared to the same period in 2004, is due to improved occupancy and average daily rate during such period, which can be attributed to the increasing number and quality of groups staying at the Gaylord Texan after its initial months of operation during the second quarter of 2004.
Operating costs for the three months ended June 30, 2005, as compared to the same period in 2004, increased due to increased costs necessary to service the increased occupancy at the hotel. The decrease in selling, general and administrative costs for the three months ended June 30, 2005, as compared to the same period in 2004, is due to the increased marketing costs incurred in connection with the hotel’s opening in 2004.
The increase in Gaylord Texan revenue and operating expense for the six months ended June 30, 2005, as compared to the same period in 2004, is primarily due to the fact that the Gaylord Texan’s first date of operation was April 2, 2004.

     Radisson Hotel at Opryland Results. The results of the Radisson Hotel at Opryland for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$2,145	$2,118	1.3%	$3,927	$3,594	9.3%
Operating expense data:
Operating costs	$1,029	$1,041	-1.2%	$2,009	$1,977	1.6%
Selling, general and administrative	$534	$444	20.3%	$990	$783	26.4%
Hospitality performance metrics:
Occupancy	74.1%	77.0%	-3.8%	67.5%	65.6%	2.9%
ADR	$87.86	$84.48	4.0%	$87.69	$82.65	6.1%
RevPAR	$65.14	$65.04	0.2%	$59.20	$54.22	9.2%
Total RevPAR	$77.78	$76.79	1.3%	$71.60	$64.90	10.3%
Our Radisson hotel revenue, RevPAR and Total RevPAR remained relatively flat in the three months ended June 30, 2005, as compared to the same period in 2004, as decreased occupancy rates were offset by higher average daily rate during such period.
Our Radisson hotel revenue, RevPAR and Total RevPAR increased in the six months ended June 30, 2005, as compared to the same period in 2004, due to increased occupancy rates and a higher average daily rate during such period.
Operating costs at the Radisson hotel in the three and six month periods ended June 30, 2005, as compared to the same periods in 2004, remained stable. Selling, general and administrative expenses at the Radisson hotel in the three and six months ended June 30, 2005, as compared to the same periods in 2004, increased primarily due to non-recurring expenses associated with replacement of the hotel’s general manager.

     ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$62,268	$57,197	8.9%	$126,073	$108,148	16.6%
Operating expense data:
Operating costs	43,463	38,798	12.0%	86,624	72,153	20.1%
Selling, general and administrative	17,500	15,046	16.3%	33,278	28,225	17.9%
Depreciation and amortization	2,731	2,389	14.3%	5,505	4,915	12.0%

Operating income (loss)	$(1,426)	$964	-247.9%	$666	$2,855	-76.7%

Hospitality performance metrics:
Occupancy	49.3%	51.9%	-5.0%	54.3%	55.4%	-2.0%
ADR	$162.47	$149.59	8.6%	$152.14	$138.67	9.7%
RevPAR(1)	$80.04	$77.62	3.1%	$82.57	$76.87	7.4%
Total Units Under Management	18,798	17,507	7.4%	18,798	17,507	7.4%

(1)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. The increase in ResortQuest revenue in the three and six months ended June 30, 2005, as compared to 2004, is due primarily to the addition of units associated with the East-West and Whistler acquisitions and increases in ResortQuest RevPAR for such periods. In addition, the timing of the Easter Holiday period, a strong vacation travel period, shifted from the second quarter in 2004 to the first quarter in 2005, affecting comparisons between 2004 and 2005.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, increased in the first and second quarters of 2005, as compared to the same periods in 2004, due to the addition of units associated with the East-West and Whistler acquisitions. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, increased in the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, due to additional expenses associated with the East-West and Whistler acquisitions, as well as continued reinvestment in brand-building initiatives, which include technology, marketing and organizational improvements.
     Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Total revenues	$18,688	$16,772	11.4%	$31,545	$29,397	7.3%
Operating expense data:
Operating costs	11,196	10,026	11.7%	20,497	19,651	4.3%
Selling, general and administrative	4,185	4,614	-9.3%	8,499	8,881	-4.3%
Depreciation and amortization	1,154	1,315	-12.2%	2,552	2,626	-2.8%

Operating income (loss) (1)	$2,153	$817	163.5%	$(3)	$(1,761)	99.8%

(1)  Opry and Attractions operating income (loss) for the three and six months ended June 30, 2004 excludes the effects of an impairment charge of $1.2 million recorded during those periods.
The increase in revenues in the Opry and Attractions segment for the three and six months ended June 30, 2005, as compared to the same periods in 2004, is primarily due to increased attendance at the Grand Ole Opry and retail sales of our recently released five-volume audio project entitled Grand Ole Opry Live Classics.
The increase in Opry and Attractions operating costs in the three and six months ended June 30, 2005, as compared to the same periods in 2004, was due primarily to increased costs related to the increased attendance at the Grand Ole Opry, as well as the costs associated with the retail release of the Grand Ole Opry Live Classics project. The decrease in Opry and Attractions selling, general and administrative expenses in the three months and six months ended June 30, 2005, as compared to the same periods in 2004, was due primarily to reductions in selling, general and administrative expenses at our Nashville area attractions, including the General Jackson.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages)
Total revenues	$128	$78	64.1%	$275	$126	118.3%
Operating expense data:
Operating costs	1,801	1,979	-9.0%	3,223	4,087	-21.1%
Selling, general and administrative	7,413	8,477	-12.6%	14,902	16,463	-9.5%
Depreciation and amortization	1,059	1,163	-8.9%	2,061	2,560	-19.5%

Operating income (loss) (1)	$(10,145)	$(11,541)	12.1%	$(19,911)	$(22,984)	13.4%

(1)  Corporate and Other operating income (loss) for the three and six months ended June 30, 2004 excludes the effects of an adjustment to restructuring charges of $0.1 million recorded during those periods.
     Corporate and Other revenue for the three and six months ended June 30, 2005, primarily consisted of rental income and corporate sponsorships.
     Corporate and Other operating expenses decreased in the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004. Corporate and Other operating costs, which primarily consist of costs associated with information technology, decreased in the first three and six months of 2005, as compared to the first three and six months of 2004, mostly due to a reduction in contract service costs and consulting fees related to information technology initiatives . Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to the elimination of expense associated with the naming rights agreement. Corporate and Other selling, general and administrative expenses during the six months ended June 30, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to the newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and six months ended June 30, 2005 decreased from the same periods in 2004 due to the retirement of certain depreciable assets.
Operating Results — Preopening costs
     In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. The decrease in preopening costs in the three and six months ended June 30, 2005, as compared to the same periods in 2004, was a result of the elimination in 2005 of preopening costs related to the Gaylord Texan and a partially offsetting increase in preopening costs associated with the Gaylord National.

Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the three and six months ended June 30, 2005 and 2004:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(17,884)	$(14,332)	24.8%	$(35,975)	$(24,161)	48.9%
Interest income	$588	$274	114.6%	$1,173	$660	77.7%
Unrealized gain (loss) on Viacom stock and derivatives, net	$3,614	$(25,457)	114.2%	$(7,912)	$(37,289)	78.8%
Income (loss) from unconsolidated companies	$(1,590)	$983	-261.7%	(118)	$1,796	-106.6%
Other gains and losses, net	$2,472	$717	244.8%	$4,922	$1,637	200.7%
Provision (benefit) for income taxes	$1,005	$(16,552)	-106.1%	$(4,069)	$(27,482)	-85.2%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased during the three months ended June 30, 2005, as compared to the same period in 2004, due to higher average debt balances during 2005. Interest expense, net of amounts capitalized, increased during the six months ended June 30, 2005, as compared to the same period in 2004, due to higher average debt balances during 2005, the write-off of $0.5 million of deferred financing costs in the first quarter of 2005 in connection with the replacement of our $100.0 million credit facility, and a $4.1 million decrease in capitalized interest. Capitalized interest decreased from $5.2 million during the six month ended June 30, 2004 to $1.1 million during the six month ended June 30, 2005 as a result of the opening of the Gaylord Texan in April 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 6.3% and 5.0% for the three months ended June 30, 2005 and 2004, respectively, and was 6.2% and 5.1% for the six months ended June 30, 2005 and 2004, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 included herewith, the secured forward exchange contract related to our Viacom Stock investment resulted in non-cash interest expense of $6.7 million for the three months ended June 30, 2005 and 2004, and $13.3 million and $13.4 million for the six months ended June 30, 2005 and 2004, respectively.
Interest Income
The increase in interest income during the three and six months ended June 30, 2005, as compared to the same periods in 2004, is due to higher cash balances invested in interest-bearing accounts in 2005.
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
For the three months ended June 30, 2005, we recorded a net pretax loss of $30.7 million related to the decrease in fair value of the Viacom stock. For the three months ended June 30, 2005, we recorded a net pretax gain of $34.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $3.6 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the three months ended June 30, 2005.
For the six months ended June 30, 2005, we recorded a net pretax loss of $47.9 million related to the decrease in fair value of the Viacom stock. For the six months ended June 30, 2005, we recorded a net pretax gain of $40.0 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $7.9 million relating to the unrealized gain (loss) on Viacom stock and derivatives, net, for the six months ended June 30, 2005.
Income/Loss from Unconsolidated Companies
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
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro is immaterial to our consolidated financial statements in all prior periods. Therefore, we have reflected our $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005. Including this one-time adjustment, our equity income from our investment in Bass Pro was a loss of $1.7 million for the quarter ended June 30, 2005 and a loss of $0.2 million for the six months ended June 30, 2005.
Other Gains and Losses, Net
Our other gains and losses for the three months ended June 30, 2005 primarily consisted of a $2.1 million gain on the sale of the Ryman Auditorium parking lot, a dividend distribution from our investment in Viacom stock, a loss on the retirement of certain other fixed assets and other miscellaneous income and expenses. Our other gains and losses for the three months ended June 30, 2004 primarily consisted of a dividend distribution from our investment in Viacom stock and other miscellaneous income and expenses.

Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	2	2	2	3
Adjustment to deferred tax liabilities due to state tax rate adjustment	134	6	(5)	3
Other	(2)	(1)	(1)	(1)

Effective tax rate	169%	42%	31%	40%

The increase in our effective tax rate for the three months ended June 30, 2005, as compared to our effective tax rate for the same period in 2004, was due primarily to a change in the rate used to value certain prior year state deferred tax assets.
The decrease in our effective tax rate for the six months ended June 30, 2005, as compared to our effective tax rate for the same period in 2004, was due primarily to a change in the rate used to value certain prior year state deferred tax assets.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following during the six months ended June 30 (in thousands):

	2005	2004
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$67,309	$39,419
Net cash flows used in operating activities — discontinued operations	(375)	(76)

Net cash flows provided by operating activities	66,934	39,343

Investing Cash Flows:
Purchases of property and equipment	(60,183)	(87,662)
Acquisition of businesses, net of cash acquired	(20,223)	—
Purchase of investment in RHAC, LLC	(4,747)	—
Proceeds from sale of assets	8,927	—
Purchases of short-term investments	(15,000)	(84,650)
Proceeds from sale of short-term investments	32,000	119,850
Other	(1,148)	(1,185)

Net cash flows used in investing activities — continuing operations	(60,374)	(53,647)
Net cash flows provided by investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(60,374)	(53,647)

Financing Cash Flows:
Repayment of long-term debt	—	(4,002)
Deferred financing costs paid	(8,451)	(909)
Increase in restricted cash and cash equivalents	(27,842)	(17,400)
Other	5,711	5,435

Net cash flows used in financing activities — continuing operations	(30,582)	(16,876)
Net cash flows used in financing activities — discontinued operations	—	—

Net cash flows used in financing activities	(30,582)	(16,876)

Net change in cash and cash equivalents	$(24,022)	$(31,180)

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2005, our net cash flows provided by operating activities — continuing operations were $67.3 million, reflecting primarily our net loss before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, loss from unconsolidated companies and gains on sales of certain fixed assets of approximately $47.4 million, as well as favorable changes in working capital of approximately $19.9 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables, accrued expenses, and accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Texan) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms and Gaylord Texan and a seasonal increase in revenues at ResortQuest, as well as an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.

During the six months ended June 30, 2004, our net cash flows provided by operating activities — continuing operations were $39.4 million, reflecting primarily our net loss before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $19.2 million, as well as favorable changes in working capital of approximately $20.2 million due to the timing of payment of various liabilities including trade payables and accrued expenses, as well as an increase in deferred revenues as a result of increased receipts of deposits on advance bookings of hotel rooms and seasonal increases in vacation rental property bookings at ResortQuest. These favorable changes in working capital were offset by an increase in trade receivables due to the opening of the Gaylord Texan, the timing of guest lodging versus payments received at Gaylord Opryland and Gaylord Palms and a seasonal increase in revenues at ResortQuest.
     Cash Flows From Investing Activities. During the six months ended June 30, 2005, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $60.2 million (consisting of construction at the new Gaylord National Resort & Convention Center of $25.7 million, continuing construction at the new Gaylord Texan of $9.7 million, approximately $12.4 million at Gaylord Opryland primarily related to the construction of a new spa facility, and approximately $8.0 million related to ResortQuest) and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.2 million.
During the six months ended June 30, 2004, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $87.7 million. These capital expenditures include continuing construction at the new Gaylord Texan of $74.9 million, approximately $4.1 million related to Gaylord Opryland, and approximately $1.2 million related to the Grand Ole Opry.
We currently project capital expenditures for the twelve months of 2005 to total approximately $165 million, which includes approximately $72 million related to the construction of our new Gaylord National Resort & Convention Center in Prince George’s County, Maryland, continuing construction costs at the Gaylord Texan of approximately $20 million, approximately $27 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project, and approximately $20 million related to ResortQuest.
     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the six months ended June 30, 2005, our net cash flows used in financing activities were approximately $30.6 million, reflecting the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility and a $27.8 million increase in restricted cash and cash equivalents, partially offset by $6.1 million in proceeds received from the exercise of stock options.
During the six months ended June 30, 2004, our net cash flows used in financing activities were approximately $16.9 million, reflecting scheduled repayments of $4.0 million of the senior loan portion of our former Nashville hotel loan and an increase in restricted cash and cash equivalents of $17.4 million, offset by proceeds received from the exercise of stock options of $5.6 million.
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
In addition, the new credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:
•	we must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at our option if we make a leverage ratio election.

•	we must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	we must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	we must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.

•	our investments in entities which are not wholly-owned subsidiaries may not exceed an amount equal to ten percent (10.0%) of our consolidated total assets.
As of June 30, 2005, we were in compliance with all covenants. As of June 30, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $17.7 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
     6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, we filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and exchanged the existing senior notes for publicly registered senior notes after the registration statement was declared effective in May 2005. The interest rate of the notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the senior loan secured by the Nashville hotel assets and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
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
     Nashville Hotel Loan. On March 27, 2001, we, through wholly owned subsidiaries, entered into a $275.0 million senior secured loan and a $100.0 million mezzanine loan with Merrill Lynch Mortgage Lending, Inc. The mezzanine loan was repaid in November 2003 with the proceeds of the 8% Senior Notes, and the senior loan was repaid in November 2004 with the proceeds of the 6.75% Senior Notes. The senior and mezzanine loan borrower and its sole member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and were special-purpose entities whose activities were strictly limited, although we fully consolidate these entities in our consolidated financial statements. The senior loan was secured by a first mortgage lien on the assets of Gaylord Opryland. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR which have been terminated. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000.
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
Future Developments
On February 24, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which we are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. We currently expect to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, will support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, will be issued directly to us upon completion of the project. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. On May 9, 2005, we entered into an agreement with a general contractor for the provision of certain initial construction services at the site. We expect to enter into a construction contract for the entire hotel project when we have determined the guaranteed maximum price for the project. We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2005, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$575,100	$100	$—	$—	$575,000
Capital leases	1,787	711	749	327	—
Promissory note payable to Nashville Predators	5,000	—	2,000	2,000	1,000
Construction commitments	47,643	39,293	6,675	1,675	—
Operating leases	740,833	13,876	20,431	15,624	690,902
Other	875	175	350	350	—

Total contractual obligations	$1,371,238	$54,155	$30,205	$19,976	$1,266,902

The total operating lease commitments of $740.8 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
During 2002 and 2001, we entered into certain agreements related to the construction of the Gaylord Texan. At June 30, 2005, we had paid approximately $446.7 million related to these agreements, which is included in property and equipment in the consolidated balance sheets.

During 1999, we entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Predators. The Nashville Arena was renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required us to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. As further discussed in Note 17 to our condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 included herewith and which is incorporated herein by reference, on February 22, 2005, the Company concluded the settlement of litigation with NHC over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL Hockey in Nashville, Tennessee, which is currently expected to be on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million.
At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $152.8 million. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 included herewith.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year-ended December 31, 2004. There were no newly identified critical accounting policies in the first or second quarters of 2005, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year-ended December 31, 2004.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 16 to our condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 or described from time to time in our other reports filed with the Securities and Exchange Commission:
•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the challenges associated with the integration of ResortQuest’s operations into our operations;

•	factors affecting the number of guests renting vacation properties managed by ResortQuest, included adverse weather conditions such as hurricanes, economic conditions in a particular region of the nation as a whole, or the perceived attractiveness of the destinations in which we operate and the units we manage;

•	general economic and market conditions and economic and market conditions specifically related to the hotel and large group meetings and convention industry; and

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to generate cash flow from the Gaylord Texan.
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
Risks Related to a Change in Value of Our Investment in Viacom Stock
At June 30, 2005, we held an investment of 10.9 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At June 30, 2005, the fair market value of our investment in the 10.9 million shares of Viacom stock was $350.2 million or $32.02 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the fair market value of the Viacom Stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of June 30, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of June 30, 2005 due to the Company receiving dividend distributions from Viacom. Future dividend distributions received from Viacom may result in an adjusted call strike price. Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at June 30, 2005 would have resulted in a decrease of $1.2 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the six months ended June 30, 2005. Likewise, a 5% decrease in the value of the Viacom stock at June 30, 2005 would have resulted in an increase of $0.9 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the six months ended June 30, 2005.
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
Interest on borrowings under our $600.0 million credit facility bear interest at a variable rate of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. As of June 30, 2005, no borrowings were outstanding under our $600.0 million credit facility. Therefore, if LIBOR and Eurodollar rates were to increase by 100 basis points each, there would be no impact on our annual interest cost under the $600.0 million credit facility based on debt amounts outstanding at June 30, 2005.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2005. As a result, the interest rate market risk implicit in these investments at June 30, 2005, if any, is low.
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
Summary
Based upon our overall market risk exposures at June 30, 2005, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to certain litigation, as described in Note 17 to our condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 included herewith and which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 5, 2005 (the “Annual Meeting”). The stockholders of the Company voted to elect ten directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

Nominee	For	Withhold	Total
E.K. Gaylord II	27,986,640	9,280,948	37,267,588
E. Gordon Gee	36,449,422	818,165	37,267,587
Ellen Levine	37,130,783	130,804	37,261,587
Robert P. Bowen	36,341,534	926,053	37,267,587
Ralph Horn	37,118,609	148,978	37,267,587
Michael I. Bender	37,035,988	231,599	37,267,587
Laurence S. Geller	36,707,530	560,057	37,267,587
Michael D. Rose	36,530,020	737,567	37,267,587
Colin V. Reed	37,129,813	137,774	37,267,587
Michael I. Roth	36,696,900	570,687	37,267,587
ITEM 5. OTHER INFORMATION
Inapplicable.
ITEM 6. EXHIBITS
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: August 5, 2005	By:	/s/ Colin V. Reed

Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel

David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor

Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
10.1	Employment Agreement of David C. Kloeppel

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.