Form 10-Q
period 2005-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2005-11-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock, $.01 par value	40,301,778 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2005

Part I — Financial Information
Item 1. — Financial Statements
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004
Revenues	$208,501	$191,011

Operating expenses:
Operating costs	137,637	127,070
Selling, general and administrative	48,491	42,535
Preopening costs	1,213	223
Depreciation	18,294	17,914
Amortization	2,611	2,318

Operating income	255	951

Interest expense, net of amounts capitalized	(18,474)	(14,850)
Interest income	662	366
Unrealized gain (loss) on Viacom stock	10,828	(23,766)
Unrealized (loss) gain on derivatives	(10,753)	26,317
Income from unconsolidated companies	2,098	1,587
Other gains and (losses), net	1,102	753

Loss before benefit for income taxes	(14,282)	(8,642)

Benefit for income taxes	(4,769)	(4,657)

Loss from continuing operations	(9,513)	(3,985)

(Loss) gain from discontinued operations, net of income taxes	(2,104)	793

Net loss	$(11,617)	$(3,192)

Basic (loss) income per share:
Loss from continuing operations	$(0.24)	$(0.10)
(Loss) gain from discontinued operations, net of income taxes	(0.05)	0.02

Net loss	$(0.29)	$(0.08)

Fully diluted (loss) income per share:
Loss from continuing operations	$(0.24)	$(0.10)
(Loss) gain from discontinued operations, net of income taxes	(0.05)	0.02

Net loss	$(0.29)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004
Revenues	$647,352	$542,182

Operating expenses:
Operating costs	408,489	344,670
Selling, general and administrative	148,254	135,527
Preopening costs	3,329	14,239
Impairment and other charges	—	1,212
Restructuring charges	—	78
Depreciation	54,042	51,013
Amortization	8,001	6,519

Operating income (loss)	25,237	(11,076)

Interest expense, net of amounts capitalized	(54,449)	(39,011)
Interest income	1,820	1,015
Unrealized loss on Viacom stock	(37,070)	(119,052)
Unrealized gain on derivatives	29,233	84,314
Income from unconsolidated companies	1,980	3,383
Other gains and (losses), net	6,022	2,390

Loss before benefit for income taxes	(27,227)	(78,037)

Benefit for income taxes	(8,718)	(32,285)

Loss from continuing operations	(18,509)	(45,752)

(Loss) gain from discontinued operations, net of income taxes	(2,376)	1,014

Net loss	$(20,885)	$(44,738)

Basic (loss) income per share:
Loss from continuing operations	$(0.46)	$(1.16)
(Loss) gain from discontinued operations, net of income taxes	(0.06)	0.03

Net loss	$(0.52)	$(1.13)

Fully diluted (loss) income per share:
Loss from continuing operations	$(0.46)	$(1.16)
(Loss) gain from discontinued operations, net of income taxes	(0.06)	0.03

Net loss	$(0.52)	$(1.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$27,853	$44,212
Cash and cash equivalents — restricted	38,842	42,963
Short term investments	5,000	27,000
Trade receivables, less allowance of $2,158 and $1,755, respectively	40,360	30,159
Deferred financing costs	26,865	26,865
Deferred income taxes	9,443	10,411
Other current assets	34,050	21,066
Current assets of discontinued operations	4,369	11,337

Total current assets	186,782	214,013

Property and equipment, net of accumulated depreciation	1,380,156	1,341,808
Intangible assets, net of accumulated amortization	29,138	25,686
Goodwill	176,700	162,792
Indefinite lived intangible assets	40,315	40,591
Investments	435,529	468,570
Estimated fair value of derivative assets	213,565	187,383
Long-term deferred financing costs	36,697	50,873
Other long-term assets	21,459	24,088
Long-term assets of discontinued operations	2,234	5,241

Total assets	$2,522,575	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$753	$463
Accounts payable and accrued liabilities	186,821	163,927
Current liabilities of discontinued operations	3,476	5,794

Total current liabilities	191,050	170,184

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	580,911	575,946
Deferred income taxes	192,883	207,062
Estimated fair value of derivative liabilities	646	4,514
Other long-term liabilities	82,078	80,562
Long-term liabilities of discontinued operations	125	122
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,285 and 39,930 shares issued and outstanding, respectively	403	399
Additional paid-in capital	668,611	655,110
Retained earnings	211,385	232,270
Unearned compensation	(1,665)	(1,337)
Accumulated other comprehensive loss	(16,906)	(16,841)

Total stockholders’ equity	861,828	869,601

Total liabilities and stockholders’ equity	$2,522,575	$2,521,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(20,885)	$(44,738)
Amounts to reconcile net loss to net cash flows provided by operating activities:
Loss (income) from discontinued operations, net of taxes	2,376	(1,014)
Income from unconsolidated companies	(1,980)	(3,383)
Unrealized loss on Viacom stock and related derivatives	7,837	34,738
Gain on sales of assets	(2,619)	—
Impairment and other charges	—	1,212
Depreciation and amortization	62,043	57,532
Benefit for deferred income taxes	(8,897)	(32,621)
Amortization of deferred financing costs	22,143	22,121
Changes in (net of acquisitions and divestitures):
Trade receivables	(9,340)	(14,221)
Accounts payable and accrued liabilities	8,098	3,240
Other assets and liabilities	(6,290)	(3,772)

Net cash flows provided by operating activities — continuing operations	52,486	19,094
Net cash flows provided by operating activities — discontinued operations	3,880	5,508

Net cash flows provided by operating activities	56,366	24,602

Cash Flows from Investing Activities:
Purchases of property and equipment	(87,280)	(107,249)
Acquisition of businesses, net of cash acquired	(20,223)	—
Purchase of investment in RHAC Holdings, LLC	(4,747)	—
Proceeds from sales of assets	10,386	—
Purchases of short-term investments	(15,000)	(110,850)
Proceeds from sale of short term investments	37,000	153,850
Other investing activities	(1,099)	(2,676)

Net cash flows used in investing activities — continuing operations	(80,963)	(66,925)
Net cash flows used in investing activities — discontinued operations	(211)	(261)

Net cash flows used in investing activities	(81,174)	(67,186)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(6,003)
Deferred financing costs paid	(8,451)	(909)
Decrease (increase) in restricted cash and cash equivalents	8,832	(107)
Proceeds from exercise of stock option and purchase plans	8,195	7,169
Other financing activities, net	(509)	(525)

Net cash flows provided by (used in) financing activities — continuing operations	8,067	(375)
Net cash flows provided by financing activities — discontinued operations	382	782

Net cash flows provided by financing activities	8,449	407

Net change in cash and cash equivalents	(16,359)	(42,177)
Cash and cash equivalents — unrestricted, beginning of period	44,212	58,945

Cash and cash equivalents — unrestricted, end of period	$27,853	$16,768

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
During 2003 and prior years, the Company classified certain market auction rate debt securities as cash and cash equivalents – unrestricted. During 2004, the Company determined that these securities should be classified as short-term investments due to the fact that the original maturity of these securities is greater than three months. As a result, the Company revised its statement of cash flows for the nine months ended September 30, 2004 to present the purchases and sales of these securities as investing activities. This reclassification had no impact on net income for the three months and nine months ended September 30, 2004 or cash flows provided by operating activities — continuing operations for the nine months ended September 30, 2004.
2. LOSS PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding	40,234	39,726	40,126	39,594
Effect of dilutive stock options	—	—	—	—

Weighted average shares outstanding - assuming dilution	40,234	39,726	40,126	39,594

For the three months and nine months ended September 30, 2005, the effect of dilutive stock options was the equivalent of approximately 1,231,000 and 1,131,000 shares of common stock outstanding, respectively. For the three months and nine months ended September 30, 2004, the effect of dilutive stock options was the equivalent of approximately 446,000 and 475,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2005 and 2004, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
3. COMPREHENSIVE LOSS:
Comprehensive loss is as follows for the three months and nine months of the respective periods:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(11,617)	$(3,192)	$(20,885)	$(44,738)
Unrealized loss on interest rate hedges	—	(19)	(19)	(73)
Foreign currency translation	1	11	(45)	97

Comprehensive loss	$(11,616)	$(3,200)	$(20,949)	$(44,714)

4. INVESTMENTS
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. Both the Company and IB-SIV will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Waikiki Hotel. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions initiated by IB-SIV require the approval of the Company. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest will be responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company will account for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
In the second quarter of 2005, Bass Pro Shops, L.P. (“Bass Pro”) restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in the Company’s income from unconsolidated companies of $1.7 million. The Company determined that the impact of the adjustments recorded by Bass Pro is immaterial to the Company’s consolidated financial statements in all prior periods. Therefore, the Company reflected its

$1.7 million share of the re-statement adjustments as a one-time adjustment to income from unconsolidated companies during the second quarter of 2005.
5. DISCONTINUED OPERATIONS:
The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented. These required revisions to the prior year financial statements did not impact cash flows from operating, investing or financing activities.
ResortQuest Markets
During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. The Company plans to sell the assets used in the operations of these markets as soon as practical. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0.4 million for employee severance benefits related to the discontinued markets. Based on its decision to dispose of these markets, the Company also recorded pre-tax impairment charges of $2.8 million during the third quarter of 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million.
WSM-FM and WWTN(FM)
During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (the “Radio Operations’). Subsequent to committing to a plan of disposal during the first quarter of 2003, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. On July 22, 2003, the Company finalized the sale of the Radio Operations for approximately $62.5 million, at which time, net proceeds of approximately $50 million were placed in an escrow account for completion of the Gaylord Texan. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company continues to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.
During the third quarter of 2005, due to the expiration and resolution of certain claims and indemnifications in the sales contract, a previously established indemnification reserve of $0.1 million was reversed and is included in income from discontinued operations in the condensed consolidated statement of operations.
Acuff-Rose Music Publishing
During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale.
During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2005 and 2004:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
ResortQuest Markets	$4,130	$4,913	$13,351	$14,696

Operating (loss) income:
ResortQuest Markets	$(163)	$302	$(572)	$658
Impairment charges	(2,749)	—	(2,749)	—
Restructuring charges	(434)	—	(434)	—

Total operating (loss) income	(3,346)	302	(3,755)	658

Interest income	7	5	22	16
Other gains and (losses):
ResortQuest Markets	(14)	—	(12)	—
Radio Operations	136	—	136	—
Acuff-Rose Music Publishing	—	1,015	—	1,015

Total other gains and (losses)	122	1,015	124	1,015

(Loss) income before (benefit) provision for income taxes	(3,217)	1,322	(3,609)	1,689

(Benefit) provision for income taxes	(1,113)	529	(1,233)	675

(Loss) gain from discontinued operations	$(2,104)	$793	$(2,376)	$1,014

Other gains and (losses) in 2005 and 2004 are primarily comprised of the reversal of certain previously established indemnification reserves and miscellaneous income and expenses.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	September 30,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents — unrestricted	$1,659	$1,280
Cash and cash equivalents — restricted	1,804	2,186
Trade receivables, net	524	169
Prepaid expenses	165	169
Other current assets	217	7,533

Total current assets	4,369	11,337

Property and equipment, net of accumulated depreciation	999	1,443
Intangible assets, net of accumulated amortization	225	278
Goodwill	1,006	3,276
Other long-term assets	4	244

Total long-term assets	2,234	5,241

Total assets	$6,603	$16,578

Current liabilities:
Accounts payable and accrued liabilities	$3,476	$5,794

Total current liabilities	3,476	5,794

Other long-term liabilities	125	122

Total long-term liabilities	125	122

Total liabilities	$3,601	$5,916

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
The total cash purchase price of the Whistler acquisition was as follows (in thousands):

Cash received from Whistler	$(45)
Direct merger costs incurred by the Company	194

Total	$149

The purchase price allocation as of February 1, 2005 was as follows (in thousands):

Tangible assets acquired	$1,771
Amortizable intangible assets	212
Goodwill	3,024

Total assets acquired	5,007

Liabilities assumed	(4,858)

Net assets acquired	$149

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
As of September 30, 2005 and February 1, 2005, goodwill related to the Whistler acquisition totaled $3.4 million and $3.0 million, respectively. During the eight months ended September 30, 2005, the Company made adjustments to accrued liabilities associated with the Whistler acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.4 million.
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
The total cash purchase price of the East West Resorts acquisition was as follows (in thousands):

Cash paid to East West Resorts, LLC	$20,650
Direct merger costs incurred by the Company	97

Total	$20,747

The purchase price allocation as of January 1, 2005 was as follows (in thousands):

Tangible assets acquired	$9,714
Amortizable intangible assets	6,955
Goodwill	11,893

Total assets acquired	28,562

Liabilities assumed	(7,815)

Net assets acquired	$20,747

Tangible assets acquired totaled $9.7 million, which included $4.0 million of restricted cash, $0.3 million of net trade receivables and $4.2 million of property and equipment.
Approximately $7.0 million was allocated to amortizable intangible assets consisting of existing property management contracts and non-competition agreements. Property management contracts are amortized on a straight-line basis over the remaining useful life of the contracts, which is estimated to be seven years from acquisition. Non-competition agreements represent contracts with certain former owners and managers of East West Resorts, LLC that prohibit them from competing with the acquired companies for a period of five years. Non-competition agreements are amortized on a straight-line basis over the five year life of the agreements.
As of September 30, 2005 and January 1, 2005, goodwill related to the East West Resorts acquisition totaled $11.6 million and $11.9 million, respectively. During the nine months ended September 30, 2005, the Company made adjustments to the final purchase price of ($0.6 million) and accrued liabilities associated with the East West Resorts acquisition of $0.3 million as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.3 million.
ResortQuest International, Inc.
On November 20, 2003, pursuant to the Agreement and Plan of Merger dated as of August 4, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest International, Inc. in a tax-free, stock-for-stock merger. Under the terms of the agreement, ResortQuest stockholders received 0.275 shares of the Company’s common stock for each outstanding share of ResortQuest common stock, and the ResortQuest option holders received 0.275 options to purchase the Company’s common stock for each outstanding option to purchase one share of ResortQuest common stock. Based on the number of shares of ResortQuest common stock outstanding as of November 20, 2003 (19,339,502) and the exchange ratio (0.275 of the Company common share for each ResortQuest common share), the Company issued 5,318,363 shares of the Company’s common stock. In addition, based on the total number of ResortQuest options outstanding at November 20, 2003, the Company exchanged ResortQuest options for options to purchase 573,863 shares of the Company’s common stock. Based on the average market price of the Company’s common stock ($19.81, which was based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, this resulted in an aggregate purchase price of approximately $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million. The Company has accounted for the ResortQuest acquisition under the purchase method of accounting.
As of September 30, 2005 and December 31, 2004, goodwill related to the ResortQuest acquisition in continuing operations totaled $154.8 million and $155.9 million, respectively. During the nine months ended September 30, 2005, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $1.1 million.
As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the nine months ended September 30, 2005 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2004	Adjustments	Payments	September 30, 2005
$2,950	$—	$2,145	$805
The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price of each acquisition was allocated to the net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of each of the acquisitions. The Company determined these fair values with the assistance of a third party valuation expert. The excesses of the purchases prices over the fair values of the net tangible and identifiable intangible assets were recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocations of the purchase prices are subject to adjustments for a period not to exceed one year from the consummation date (the allocation period of each acquisition) in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

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
During November 2003, the Company used the proceeds of the 8% Senior Notes, as discussed below, to repay in full $66.0 million outstanding under the Mezzanine Loan portion of the Nashville Hotel Loans. During November 2004, the Company used the proceeds of the 6.75% Senior Notes, as discussed below, to repay in full $192.5 million outstanding under the Senior Loan portion of the Nashville Hotel Loans. The Nashville Hotel Loans were terminated in connection with their repayment.
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. In January 2004, the Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:
•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of a senior secured credit facility secured by the Company’s

Florida and Texas hotel properties, as well as the remaining $66 million of the Company’s $100 million Mezzanine Loan and to pay certain fees and expenses related to the ResortQuest acquisition; and

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
The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by September 30, 2008 (subject to customary force majeure provisions).
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
As of September 30, 2005, the Company was in compliance with all covenants. As of September 30, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $13.5 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.
8. SECURED FORWARD EXCHANGE CONTRACT:
During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of September 30, 2005 and December 31, 2004 and long-term assets of $17.3 million and $37.4 million as of September 30, 2005 and December 31, 2004, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.8 million for the three months ended September 30, 2005 and 2004, and $20.1 million and $20.2 million for the nine months ended September 30, 2005 and 2004, respectively. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the fair market value of the Viacom Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of September 30, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of September 30, 2005 due to the Company receiving dividend distributions from Viacom. The Company elected not to retain the dividend distribution declared by Viacom during the third quarter of 2005 and expects to remit any future dividend distributions declared by Viacom to Credit Suisse First Boston.
In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.

9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months and nine months ended September 30, 2005, the Company recorded a net pretax (loss) gain in the Company’s condensed consolidated statement of operations of $(10.8) million and $29.2 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC. For the three months and nine months ended September 30, 2004, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $26.3 million and $84.3 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this hedge and therefore, no impact on earnings. As of September 30, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $(0.1) million. The Company has recorded a derivative liability and an offsetting decrease in the balance of the 8% Senior Notes accordingly. As of December 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.
10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2005 and 2004 was comprised of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Debt interest paid	$818	$1,579	$21,271	$16,207
Deferred financing costs paid	—	—	8,451	909
Capitalized interest	(668)	(79)	(1,764)	(5,323)

Cash interest paid, net of capitalized interest	$150	$1,500	$27,958	$11,793

     Income taxes received (paid) were $0.4 million and $(0.7) million for the nine months ended September 30, 2005 and 2004, respectively.

Certain transactions have been reflected as non-cash activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2005, as further discussed below.
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
In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 15, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.
11. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2005 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2004	Losses	Acquisitions	Adjustments	September 30, 2005
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	155,877	—	14,917	(1,009)	169,785
Corporate and Other	—	—	—	—	—

Total	$162,792	$—	$14,917	$(1,009)	$176,700

During the nine months ended September 30, 2005, the Company recorded goodwill of $3.0 million and $11.9 million related to the acquisitions of Whistler and East West Resorts, respectively, as previously discussed in Note 6. During the nine months ended September 30, 2005, the Company made adjustments to accrued liabilities associated with the Whistler acquisition, the final purchase price and accrued liabilities associated with the East West Resorts acquisition, and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $1.0 million.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million and $40.6 million at September 30, 2005 and December 31, 2004, respectively. The gross carrying amount of amortized intangible assets in continuing operations was $37.9 million and $30.1 million at September 30, 2005 and December 31, 2004, respectively. The significant increase in amortized intangible assets during the nine months ended September 30, 2005 is due to the acquisitions of Whistler and East West Resorts, as discussed in Note 6. The related accumulated amortization of amortized intangible assets in continuing operations was $8.7 million and $4.5 million at September 30, 2005 and December 31, 2004, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2005 was $1.4 million and $4.0 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2004 was $1.0 million and $3.0 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$5,005
Year 2	4,822
Year 3	4,822
Year 4	4,822
Year 5	4,681

Total	$24,152

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
If compensation cost for these plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the three months and nine months ended September 30, 2005 and 2004 would have been increased to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss:
As reported	$(11,617)	$(3,192)	$(20,885)	$(44,738)
Less: Stock-based employee compensation, net of tax effect	1,048	1,031	3,409	2,911

Pro forma	$(12,665)	$(4,223)	$(24,294)	$(47,649)

Net loss per share:
As reported	$(0.29)	$(0.08)	$(0.52)	$(1.13)

Pro forma	$(0.31)	$(0.11)	$(0.61)	$(1.20)

Net loss per share assuming dilution:
As reported	$(0.29)	$(0.08)	$(0.52)	$(1.13)

Pro forma	$(0.31)	$(0.11)	$(0.61)	$(1.20)

At September 30, 2005 and December 31, 2004, there were 3,798,299 and 3,586,551 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under its stock option and incentive plans. Under the terms of its plans, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable on the first anniversary of the date of grant, while options granted to employees are exercisable ratably over a period of four years beginning on the first anniversary of the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.
The plan also provides for the award of restricted stock and restricted stock units. At September 30, 2005 and December 31, 2004, awards of 82,542 and 93,805 shares, respectively, of restricted common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock.
The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Prior to January 1, 2005, participants in the plan purchased these shares at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Effective January 1, 2005, the plan was amended such that participants in the plan now purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 2,257 and 2,487 shares of common stock at an average price per share of $45.27 and $26.35 pursuant to this plan during the three months ended September 30, 2005 and 2004, respectively.
Included in compensation expense for the three months ended September 30, 2005 and 2004 is $0.7 million and $0.7 million, respectively, related to the grant of 606,000 units and 604,000 units, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program. Included in

compensation expense for the nine months ended September 30, 2005 and 2004 is $2.1 million and $2.0 million related to the grant of these units.
13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$109	$150	$327	$451
Interest cost	1,201	1,188	3,603	3,564
Expected return on plan assets	(960)	(855)	(2,880)	(2,564)
Amortization of net actuarial loss	648	668	1,944	2,003
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$999	$1,152	$2,997	$3,457

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$52	$69	$156	$231
Interest cost	198	207	594	730
Amortization of net actuarial gain	(126)	(141)	(377)	(282)
Amortization of net prior service cost	(250)	(250)	(750)	(750)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$(187)	$(176)	$(560)	$(254)

14. NEWLY ISSUED ACCOUNTING STANDARDS:
In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Company. Early adoption is permitted but not required. The Company plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of September 30, 2005 that are expected to remain unvested as of January 1, 2006, the Company expects to recognize additional pre-tax compensation expense during 2006 of approximately $4.9 million beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.
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
15. COMMITMENTS AND CONTINGENCIES:
On February 22, 2005, the Company concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL

Hockey in Nashville, Tennessee, which occurred on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note (October 5, 2006), then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.
In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 4, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $17.2 million, which represents 19.9% of the $86.3 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of September 30, 2005. As of September 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans described in Note 4, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. The maximum potential amount which the Company could be liable under this obligation is $1.6 million as of September 30, 2005. As of September 30, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this obligation.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Revenues:
Hospitality	$122,623	$113,725	$412,802	$337,008
Opry and Attractions	19,727	18,352	51,272	47,749
ResortQuest	66,014	58,817	182,866	157,182
Corporate and Other	137	117	412	243

Total	$208,501	$191,011	$647,352	$542,182

Depreciation and amortization:
Hospitality	$15,861	$15,387	$47,040	$42,756
Opry and Attractions	1,375	1,292	3,927	3,918
ResortQuest	2,683	2,402	8,029	7,147
Corporate and Other	986	1,151	3,047	3,711

Total	$20,905	$20,232	$62,043	$57,532

Operating income (loss):
Hospitality	$4,123	$2,215	$50,060	$27,740
Opry and Attractions	1,577	967	1,574	(794)
ResortQuest	4,795	7,441	5,870	9,940
Corporate and Other	(9,027)	(9,449)	(28,938)	(32,433)
Preopening costs	(1,213)	(223)	(3,329)	(14,239)
Impairment and other charges	—	—	—	(1,212)
Restructuring charges	—	—	—	(78)

Total operating income (loss)	255	951	25,237	(11,076)
Interest expense, net of amounts capitalized	(18,474)	(14,850)	(54,449)	(39,011)
Interest income	662	366	1,820	1,015
Unrealized gain (loss) on Viacom stock	10,828	(23,766)	(37,070)	(119,052)
Unrealized (loss) gain on derivatives	(10,753)	26,317	29,233	84,314
Income from unconsolidated companies	2,098	1,587	1,980	3,383
Other gains and (losses), net	1,102	753	6,022	2,390

Loss before benefit for income taxes and discontinued operations	$(14,282)	$(8,642)	$(27,227)	$(78,037)

17. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Prior to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, as discussed in Note 7, not all of the Company’s subsidiaries guaranteed the 8% Senior Notes. All of the Company’s subsidiaries that were borrowers under, or had guaranteed, the Company’s 2003 revolving credit facility or previously, the Company’s 2003 Florida/Texas senior secured credit facility, were guarantors of the 8% Senior Notes (the “Former Guarantors”). Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower (the “Former Non-Guarantors”), did not guarantee the 8% Senior Notes. However, subsequent to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, the 8% Senior Notes and 6.75% Senior Notes became guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). As a result, the Company has classified the balance sheet, results of operations, and cash flows of the subsidiaries that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower as of September 30, 2005 and December 31, 2004 and for the three months and nine months ended September 30, 2005 as guarantor subsidiaries in the consolidating financial information presented below. The results of operations and cash flows of these subsidiaries for the three months and nine months ended September 30, 2004 are classified as non-guarantor subsidiaries in the consolidating financial information presented below. The Company’s investment in Bass Pro and certain other discontinued operations remained non-guarantors of the 8% Senior Notes and 6.75% Senior Notes after repayment of the Senior Loan, so the Company has classified the balance sheet, results of operations and cash flows of these subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 as non-guarantor subsidiaries (the “Non-Guarantors”) in the consolidating financial information presented below. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$21,456	$199,882	$—	$(12,837)	$208,501
Operating expenses:
Operating costs	5,915	135,304	—	(3,582)	137,637
Selling, general and administrative	8,926	39,565	—	—	48,491
Management fees	—	9,255	—	(9,255)	—
Preopening costs	—	1,213	—	—	1,213
Depreciation	1,344	16,950	—	—	18,294
Amortization	347	2,264	—	—	2,611

Operating income (loss)	4,924	(4,669)	—	—	255
Interest expense, net of amounts capitalized	(19,614)	(14,138)	(1,333)	16,611	(18,474)
Interest income	14,678	779	1,816	(16,611)	662
Unrealized gain on Viacom stock	10,828	—	—	—	10,828
Unrealized loss on derivatives	(10,753)	—	—	—	(10,753)
Income from unconsolidated companies	—	124	1,974	—	2,098
Other gains and (losses), net	743	359	—	—	1,102

Income (loss) before provision (benefit) for income taxes	806	(17,545)	2,457	—	(14,282)
(Benefit) provision for income taxes	(145)	(5,583)	959	—	(4,769)
Equity in subsidiaries’ (earnings) losses, net	12,568	—	—	(12,568)	—

(Loss) income from continuing operations	(11,617)	(11,962)	1,498	12,568	(9,513)
(Loss) gain from discontinued operations, net of taxes	—	(2,191)	87	—	(2,104)

Net (loss) income	$(11,617)	$(14,153)	$1,585	$12,568	$(11,617)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$19,686	$132,554	$50,008	$(11,237)	$191,011
Operating expenses:
Operating costs	6,688	90,561	33,239	(3,418)	127,070
Selling, general and administrative	8,733	26,364	7,312	126	42,535
Management fees	—	4,822	3,123	(7,945)	—
Preopening costs	—	223	—	—	223
Impairment and other charges	—	—	—	—	—
Restructuring charges, net	—	—	—	—	—
Depreciation	1,345	11,550	5,019	—	17,914
Amortization	499	1,586	233	—	2,318

Operating income (loss)	2,421	(2,552)	1,082	—	951
Interest expense, net of amounts capitalized	(13,987)	(15,744)	(2,843)	17,724	(14,850)
Interest income	15,671	380	2,039	(17,724)	366
Unrealized loss on Viacom stock	(23,766)	—	—	—	(23,766)
Unrealized gain on derivatives	26,317	—	—	—	26,317
Income from unconsolidated companies	—	—	1,587	—	1,587
Other gains and (losses)	731	22	—	—	753

Income (loss) before provision (benefit) for income taxes	7,387	(17,894)	1,865	—	(8,642)
Provision (benefit) for income taxes	1,528	(6,644)	459	—	(4,657)
Equity in subsidiaries’ (earnings) losses, net	9,051	—	—	(9,051)	—

(Loss) income from continuing operations	(3,192)	(11,250)	1,406	9,051	(3,985)
Gain from discontinued operations, net	—	174	619	—	793

Net income (loss) income	$(3,192)	$(11,076)	$2,025	$9,051	$(3,192)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$58,352	$623,951	$—	$(34,951)	$647,352
Operating expenses:
Operating costs	16,899	403,651	—	(12,061)	408,489
Selling, general and administrative	27,971	120,283	—	—	148,254
Management fees	—	22,890	—	(22,890)	—
Preopening costs	—	3,329	—	—	3,329
Depreciation	4,089	49,953	—	—	54,042
Amortization	1,039	6,962	—	—	8,001

Operating income	8,354	16,883	—	—	25,237
Interest expense, net of amounts capitalized	(57,323)	(43,444)	(4,064)	50,382	(54,449)
Interest income	45,066	1,615	5,521	(50,382)	1,820
Unrealized loss on Viacom stock	(37,070)	—	—	—	(37,070)
Unrealized gain on derivatives	29,233	—	—	—	29,233
Income from unconsolidated companies	—	231	1,749	—	1,980
Other gains and (losses), net	4,400	1,622	—	—	6,022

(Loss) income before (benefit) provision for income taxes	(7,340)	(23,093)	3,206	—	(27,227)
(Benefit) provision for income taxes	(3,867)	(6,161)	1,310	—	(8,718)
Equity in subsidiaries’ (earnings) losses, net	17,412	—	—	(17,412)	—

(Loss) income from continuing operations	(20,885)	(16,932)	1,896	17,412	(18,509)
(Loss) gain from discontinued operations, net of taxes	—	(2,463)	87	—	(2,376)

Net (loss) income	$(20,885)	$(19,395)	$1,983	$17,412	$(20,885)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine months Ended September 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$54,886	$372,034	$149,911	$(34,649)	$542,182
Operating expenses:
Operating costs	17,555	239,188	97,875	(9,948)	344,670
Selling, general and administrative	28,689	84,170	22,668	—	135,527
Management fees	—	14,549	10,152	(24,701)	—
Preopening costs	—	14,239	—	—	14,239
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	78	—	—	—	78
Depreciation	4,154	30,579	16,280	—	51,013
Amortization	1,662	4,131	726	—	6,519

Operating income	2,748	(16,034)	2,210	—	(11,076)
Interest expense, net of amounts capitalized	(41,046)	(39,118)	(8,620)	49,773	(39,011)
Interest income	43,754	993	6,041	(49,773)	1,015
Unrealized loss on Viacom stock	(119,052)	—	—	—	(119,052)
Unrealized gain on derivatives	84,314	—	—	—	84,314
Income (loss) from unconsolidated companies	—	—	3,383	—	3,383
Other gains and (losses), net	2,420	(31)	1	—	2,390

(Loss) income before (benefit) provision for income taxes	(26,862)	(54,190)	3,015	—	(78,037)
(Benefit) provision for income taxes	(12,839)	(19,076)	(370)	—	(32,285)
Equity in subsidiaries’ (earnings) losses, net	30,715	—	—	(30,715)	—

Income (loss) from continuing operations	(44,738)	(35,114)	3,385	30,715	(45,752)
Gain from discontinued operations, net of taxes	—	395	619	—	1,014

Net (loss) income	$(44,738)	$(34,719)	$4,004	$30,715	$(44,738)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$20,641	$7,212	$—	$—	$27,853
Cash and cash equivalents — restricted	1,565	37,277	—	—	38,842
Short term investments	5,000	—	—	—	5,000
Trade receivables, net	447	39,913	—	—	40,360
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	6,387	3,043	13	—	9,443
Other current assets	6,492	27,561	123	(126)	34,050
Intercompany receivables, net	1,054,815	—	33,449	(1,088,264)	—
Current assets of discontinued operations	—	4,369	—	—	4,369

Total current assets	1,122,212	119,375	33,585	(1,088,390)	186,782

Property and equipment, net of accumulated depreciation	80,924	1,299,232	—	—	1,380,156
Intangible assets, net of accumulated amortization	9	29,129	—	—	29,138
Goodwill	—	176,700	—	—	176,700
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	817,119	21,297	69,919	(472,806)	435,529
Estimated fair value of derivative assets	213,565	—	—	—	213,565
Long-term deferred financing costs	36,697	—	—	—	36,697
Other long-term assets	4,644	9,315	7,500	—	21,459
Long-term assets of discontinued operations	—	2,234	—	—	2,234

Total assets	$2,276,650	$1,696,117	$111,004	$(1,561,196)	$2,522,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$324	$429	$—	$—	$753
Accounts payable and accrued liabilities	44,022	143,090	—	(291)	186,821
Intercompany payables, net	—	1,217,380	(129,116)	(1,088,264)	—
Current liabilities of discontinued operations	—	2,936	540	—	3,476

Total current liabilities	44,346	1,363,835	(128,576)	(1,088,555)	191,050
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	579,902	1,009	—	—	580,911
Deferred income taxes	121,911	69,740	1,232	—	192,883
Estimated fair value of derivative liabilities	646	—	—	—	646
Other long-term liabilities	54,943	26,985	(15)	165	82,078
Long-term liabilities of discontinued operations		131	(6)	—	125
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,337	2	(3,339)	403
Additional paid-in capital	668,611	517,184	53,846	(571,030)	668,611
Retained earnings	211,385	(286,084)	184,521	101,563	211,385
Other stockholders’ equity	(18,551)	(20)	—	—	(18,571)

Total stockholders’ equity	861,848	234,417	238,369	(472,806)	861,828

Total liabilities and stockholders’ equity	$2,276,650	$1,696,117	$111,004	$(1,561,196)	$2,522,575

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$39,711	$4,501	$—	$—	$44,212
Cash and cash equivalents — restricted	2,446	40,517	—	—	42,963
Short term investments	27,000	—	—	—	27,000
Trade receivables, net	614	29,545	—	—	30,159
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	7,413	2,985	13	—	10,411
Other current assets	6,418	14,680	94	(126)	21,066
Intercompany receivables, net	990,597	—	33,446	(1,024,043)	—
Current assets of discontinued operations	—	11,337	—	—	11,337

Total current assets	1,101,064	103,565	33,553	(1,024,169)	214,013
Property and equipment, net	85,535	1,256,273	—	—	1,341,808
Amortized intangible assets, net	36	25,650	—	—	25,686
Goodwill	—	162,792	—	—	162,792
Indefinite lived intangible assets	1,480	39,111	—	—	40,591
Investments	873,871	16,747	68,170	(490,218)	468,570
Estimated fair value of derivative assets	187,383	—	—	—	187,383
Long-term deferred financing costs	50,323	550	—	—	50,873
Other long-term assets	5,811	10,777	7,500	—	24,088
Long-term assets of discontinued operations	—	5,241	—	—	5,241

Total assets	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$368	$95	$—	$—	$463
Accounts payable and accrued liabilities	42,521	121,697	—	(291)	163,927
Intercompany payables, net	—	1,152,042	(127,999)	(1,024,043)	—
Current liabilities of discontinued operations	—	4,742	1,052	—	5,794

Total current liabilities	42,889	1,278,576	(126,947)	(1,024,334)	170,184
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	575,727	219	—	—	575,946
Deferred income taxes	137,645	69,630	(213)	—	207,062
Estimated fair value of derivative liabilities	4,514	—	—	—	4,514
Other long-term liabilities	62,098	18,302	(3)	165	80,562
Long-term liabilities of discontinued operations	—	122	—	—	122
Minority interest of discontinued operations	—	—	—	—	—
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	3,337	2	(3,339)	399
Additional paid-in capital	655,110	517,184	53,846	(571,030)	655,110
Retained earnings	232,270	(266,689)	182,538	84,151	232,270
Other stockholders’ equity	(18,203)	25	—	—	(18,178)

Total stockholders’ equity	869,576	253,857	236,386	(490,218)	869,601

Total liabilities and stockholders’ equity	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(43,851)	$95,955	$382	$—	$52,486
Net cash provided by (used in) discontinued operating activities	—	4,262	(382)	—	3,880

Net cash (used in) provided by operating activities	(43,851)	100,217	—	—	56,366

Purchases of property and equipment	(3,281)	(83,999)	—	—	(87,280)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Purchase of investment in RHAC Holdings, LLC	—	(4,747)	—	—	(4,747)
Proceeds from sales of assets	5,967	4,419	—	—	10,386
Purchases of short term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short term investments	37,000	—	—	—	37,000
Other investing activities	(292)	(807)	—	—	(1,099)

Net cash provided by (used in) investing activities — continuing operations	24,394	(105,357)	—	—	(80,963)
Net cash used in investing activities — discontinued operations	—	(211)	—	—	(211)

Net cash provided by (used in) investing activities	24,394	(105,568)	—	—	(81,174)

Deferred financing costs paid	(8,451)	—	—	—	(8,451)
Decrease in restricted cash and cash equivalents	881	7,951	—	—	8,832
Proceeds from exercise of stock option and purchase plans	8,195	—	—	—	8,195
Other financing activities, net	(238)	(271)	—	—	(509)

Net cash provided by financing activities — continuing operations	387	7,680	—	—	8,067
Net cash provided by financing activities — discontinued operations	—	382	—	—	382

Net cash provided by financing activities	387	8,062	—	—	8,449

Net change in cash and cash equivalents	(19,070)	2,711	—	—	(16,359)
Cash and cash equivalents at beginning of year	39,711	4,501	—	—	44,212

Cash and cash equivalents at end of year	$20,641	$7,212	$—	$—	$27,853

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine months Ended September 30, 2004

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(82,495)	$87,960	$13,629	$—	$19,094
Net cash provided by (used in) discontinued operating activities	—	5,671	(163)	—	5,508

Net cash (used in) provided by operating activities	(82,495)	93,631	13,466	—	24,602

Purchases of property and equipment	(4,254)	(94,662)	(8,333)	—	(107,249)
Purchases of short term investments	(110,850)	—	—	—	(110,850)
Proceeds from sale of short term investments	153,850	—	—	—	153,850
Other investing activities	(160)	(2,487)	(29)	—	(2,676)

Net cash provided by (used in) investing activities — continuing operations	38,586	(97,149)	(8,362)	—	(66,925)
Net cash used in investing activities — discontinued operations	—	(261)	—	—	(261)

Net cash provided by (used in) investing activities	38,586	(97,410)	(8,362)	—	(67,186)

Repayment of long-term debt	—	—	(6,003)	—	(6,003)
Deferred financing costs paid	(718)	(108)	(83)	—	(909)
(Increase) decrease in restricted cash and cash equivalents	(642)	(91)	626	—	(107)
Proceeds from exercise of stock option and purchase plans	7,169	—	—	—	7,169
Other financing activities, net	(487)	(38)	—	—	(525)

Net cash provided by (used in) financing activities — continuing operations	5,322	(237)	(5,460)	—	(375)
Net cash provided by financing activities — discontinued operations	—	782	—	—	782

Net cash provided by (used in) financing activities	5,322	545	(5,460)	—	407

Net change in cash and cash equivalents	(38,587)	(3,234)	(356)	—	(42,177)
Cash and cash equivalents at beginning of year	54,413	2,938	1,594	—	58,945

Cash and cash equivalents at end of year	$15,826	$(296)	$1,238	$—	$16,768

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into four principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and nine months ended September 30, our total revenues were divided among these business segments as follows:

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
Segment	2005	2004	2005	2004
Hospitality	58.8%	59.5%	63.8%	62.2%
ResortQuest	31.7%	30.8%	28.2%	29.0%
Opry and Attractions	9.5%	9.6%	7.9%	8.8%
Corporate and Other.	—	0.1%	0.1%	—
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

Overall Outlook
     Hospitality Segment. We have invested heavily in our operations in the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, primarily in connection with the construction and ultimate opening of the Gaylord Texan in 2003 and 2004, as well as the ResortQuest acquisition, which was consummated on November 20, 2003. Our investments in 2005 consist primarily of ongoing capital improvements for our existing properties and the construction of the Gaylord National hotel project described below.
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
     ResortQuest Segment. We plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities. We acquired certain vacation rental management businesses from East West Resorts and Whistler Lodging Company Ltd. in the first quarter of 2005. Also, on May 31, 2005 we completed the purchase of the Aston Waikiki Beach Hotel in Honolulu, Hawaii for a purchase price of $107 million and the simultaneous sale of an 80.1% interest in the property to a private real estate fund managed by DB Real Estate Opportunities Group. As a result of the completion of the property acquisition and the equity investment by the real estate fund, we expect our gross investment in the property after expected capital improvements to be $5-7 million. Additionally, ResortQuest (which was already managing the property) entered into a new 20-year management agreement with respect to the property. Our investment in the Aston Waikiki Beach Hotel is discussed in further detail in Notes 4 and 15 to our condensed consolidated financial statements for the three and nine months ended September 30, 2005 included herewith and which is incorporated by reference herein.
The 2005 hurricane season had an adverse effect on ResortQuest’s results for the third quarter of 2005. In particular, Hurricane Dennis, which made landfall in Northwest Florida in early July, severely disrupted travel to the Southeast during a peak demand period resulting in a large number of cancellations in affected markets. Given a seasonal ramp-up of staffing levels tied to servicing the greater number of vacationers during the summer months, an unexpected shortfall in demand contributed to high operating losses in Florida’s seasonally strong profit generating markets. While the total extent of the damage to our inventory and business interruption due to hurricane Dennis is in the process of being assessed, we have filed a business interruption claim with our insurers. Third quarter 2005 results were also adversely affected by the ongoing reinvestment in brand-building initiatives, such as technology, marketing and organizational improvements.
As part of its strategic plan, ResortQuest is in the process of exiting certain markets in the upcoming months. These markets, which represent less than 10% of ResortQuest’s total inventory, are inconsistent with the long-term growth strategy of ResortQuest and will not have a material impact on ResortQuest’s financial results. The operating results for ResortQuest’s non-core markets for all periods presented are reflected in Gaylord’s consolidated financial results as discontinued operations, net of taxes.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and nine month periods ended September 30, 2005 and 2004. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended September 30,					Nine Months ended September 30,
	2005		%	2004	%	2005		%	2004	%
	(in thousands, except percentages)					(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$122,623		58.8%	$113,725	59.5%	$412,802		63.8%	$337,008	62.2%
Opry and Attractions	19,727		9.5%	18,352	9.6%	51,272		7.9%	47,749	8.8%
ResortQuest	66,014		31.7%	58,817	30.8%	182,866		28.2%	157,182	29.0%
Corporate and Other	137		0.0%	117	0.1%	412		0.1%	243	0.0%

Total revenues	208,501		100.0%	191,011	100.0%	647,352		100.0%	542,182	100.0%

OPERATING EXPENSES:
Operating costs	137,637	(D)	66.0%	127,070	66.5%	408,489	(D)	63.1%	344,670	63.6%
Selling, general and administrative	48,491	(D)	23.3%	42,535	22.3%	148,254	(D)	22.9%	135,527	25.0%
Preopening costs	1,213		0.6%	223	0.1%	3,329		0.5%	14,239	2.6%
Impairment and other charges	—		0.0%	—	0.0%	—		0.0%	1,212	0.2%
Restructuring charges	—		0.0%	—	0.0%	—		0.0%	78	0.0%
Depreciation and amortization:
Hospitality	15,861		7.6%	15,387	8.1%	47,040		7.3%	42,756	7.9%
Opry and Attractions	1,375		0.7%	1,292	0.7%	3,927		0.6%	3,918	0.7%
ResortQuest	2,683		1.3%	2,402	1.3%	8,029		1.2%	7,147	1.3%
Corporate and Other	986		0.5%	1,151	0.6%	3,047		0.5%	3,711	0.7%

Total depreciation and amortization	20,905		10.0%	20,232	10.6%	62,043		9.6%	57,532	10.6%

Total operating expenses	208,246		99.9%	190,060	99.5%	622,115		96.1%	553,258	102.0%

OPERATING INCOME (LOSS):
Hospitality	4,123		3.4%	2,215	1.9%	50,060		12.1%	27,740	8.2%
Opry and Attractions	1,577		8.0%	967	5.3%	1,574		3.1%	(794)	-1.7%
ResortQuest	4,795		7.3%	7,441	12.7%	5,870		3.2%	9,940	6.3%
Corporate and Other	(9,027)		(A )	(9,449)	(A )	(28,938)		(A )	(32,433)	(A )
Preopening costs	(1,213)		(B )	(223)	(B )	(3,329)		(B )	(14,239)	(B )
Impairment and other charges	—		(B )	—	(B )	—		(B )	(1,212)	(B )
Restructuring charges	—		(B )	—	(B )	—		(B )	(78)	(B )

Total operating income (loss)	255		0.1%	951	0.5%	25,237		3.9%	(11,076)	-2.0%
Interest expense, net of amounts capitalized	(18,474)		(C )	(14,850)	(C )	(54,449)		(C )	(39,011)	(C )
Interest income	662		(C )	366	(C )	1,820		(C )	1,015	(C )
Unrealized gain (loss) on Viacom stock and derivatives, net	75		(C )	2,551	(C )	(7,837)		(C )	(34,738)	(C )
Income from unconsolidated companies	2,098		(C )	1,587	(C )	1,980		(C )	3,383	(C )
Other gains and (losses), net	1,102		(C )	753	(C )	6,022		(C )	2,390	(C )
Benefit for income taxes	4,769		(C )	4,657	(C )	8,718		(C )	32,285	(C )
(Loss) gain on discontinued operations, net	(2,104)		(C )	793	(C )	(2,376)		(C )	1,014	(C )

Net loss	$(11,617)		(C )	$(3,192)	(C )	$(20,885)		(C )	$(44,738)	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

(D)	Please note that these amounts reflect a change from the Company’s October 27, 2005 press release announcing the Company’s preliminary third quarter 2005 results as a result of a reclassification of $4.4 million of engineering and maintenance expense relating to the Gaylord Texan from selling, general, and administrative expenses to operating costs.

Summary Financial Results
Results
The following table summarizes our financial results for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except per share data)
Total revenues	$208,501	$191,011	9.2%	$647,352	$542,182	19.4%
Total operating expenses	$208,246	$190,060	9.6%	$622,115	$553,258	12.4%
Operating income (loss)	$255	$951	-73.2%	$25,237	$(11,076)	327.9%
Net loss	$(11,617)	$(3,192)	-263.9%	$(20,885)	$(44,738)	53.3%
Net loss per share — fully diluted	$(0.29)	$(0.08)	-262.5%	$(0.52)	$(1.13)	54.0%
Total Revenues
The increase in our total revenues for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, is primarily attributable to:
•	increased Hospitality segment revenues (an increase of $8.9 million and an increase of $75.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004), described more fully below; and

•	increased revenues in our ResortQuest segment (an increase of $7.2 million and an increase of $25.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004), also as described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, is primarily due to:
•	increased Hospitality segment operating expenses (excluding preopening costs, an increase in total Hospitality operating expenses of $7.0 million and an increase of $53.5 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004), described more fully below; and

•	increased ResortQuest segment operating expenses (an increase of $9.8 million and an increase of $29.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004), also as described more fully below.
Operating Income (Loss)
Our operating income of $0.3 million for the three months ended September 30, 2005 (as compared to an operating income of $1.0 million for the same period in 2004) was, as more fully described below:

•	positively impacted by increases in Hospitality segment (an increase of $1.9 million from the same period in 2004) and Opry and Attractions segment (an increase of $0.6 million from the same period in 2004) operating income;

•	negatively impacted by a decrease in ResortQuest segment operating income (a decrease of $2.6 million from the same period in 2004); and

•	negatively impacted by a $1.0 million increase in preopening costs from the same period in 2004.
Our operating income of $25.2 million for the nine months ended September 30, 2005 (as compared to an operating loss of $11.1 million for the same period in 2004) was, as more fully described below:
•	positively impacted by increases in Hospitality segment operating income (an increase of $22.3 million from the same period in 2004) and reductions in Corporate and Other segment operating losses (a decrease of $3.5 million from the same period in 2004);

•	positively impacted by decreased preopening costs (a decrease of $10.9 million from the same period in 2004); and

•	negatively impacted by a reduction in ResortQuest segment operating income (a decrease of $4.1 million from the same period in 2004).
Net Loss
Our net loss for the three months ended September 30, 2005, as compared to our net loss for the same period in 2004, was negatively impacted primarily by the following factors, each of which are more fully described below:
•	a $3.6 million increase in our interest expense in the period (as compared to the same period in 2004);

•	a $2.5 million reduction in our unrealized gain on Viacom stock and derivatives, net, for the period (a $0.1 million unrealized gain in 2005, as compared to a $2.6 million unrealized gain in 2004); and

•	a $2.1 million loss on discontinued operations, net (as compared to a gain on discontinued operations, net, of $0.8 million in the same period in 2004).
Our net loss for the nine months ended September 30, 2005, as compared to our net loss for the same period in 2004, was, as more fully described herein:
•	positively impacted by our operating income for the first nine months of 2005 (as compared to our operating loss in the same period in 2004);

•	positively impacted by a $26.9 million reduction in the unrealized loss on Viacom stock and derivatives, net, for the first nine months of 2005 (as compared to the same period in 2004);

•	negatively impacted by a $15.4 million increase in our interest expense for the first nine months of 2005 (as compared to the same period in 2004); and

•	negatively impacted by a $23.6 million decrease in the amount of our benefit for income taxes (as compared to the same period in 2004).
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment ADR and a slightly lower occupancy rate for the three months ended September 30, 2005, which resulted in increased Hospitality RevPAR for the period. For the nine months ended September 30, 2005, increased Hospitality segment ADR and occupancy rate resulted in a higher Hospitality RevPAR for the period. These improvements drove higher Hospitality segment revenues during the applicable periods in 2005, as compared to the same periods in 2004.

•	Improved food and beverage, banquet and catering revenues at our hotels for the three and nine months ended September 30, 2005, which positively impacted Total RevPAR at our hotels and served to supplement the impact of the improved ADR of the Hospitality segment on Hospitality segment revenues during the applicable periods in 2005, as compared to the same periods in 2004.

•	The opening of the Gaylord Texan in April 2004 and the resulting addition of Hospitality segment revenues and operating expenses associated with the hotel, as well as improved results at the Gaylord Texan in the three and nine months ended September 30, 2005, as compared to prior periods in 2004.

•	The addition of revenues and expenses to our ResortQuest segment associated with the approximately 2,500 additional units gained in the acquisition of vacation rental management businesses from East West Resorts and Whistler Lodging Company Ltd. in the first quarter of 2005.

•	Slightly increased average daily rates at ResortQuest during the third quarter of 2005. ResortQuest results were negatively impacted by Hurricane Dennis. ResortQuest results were also impacted by continued infrastructure and re-branding investments, as well as the impact of units out of service and ResortQuest’s decision to exit certain markets (and the resulting reclassification of results from these markets as discontinued operations).

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Hospitality revenue(1)	$122,623	$113,725	7.8%	$412,802	$337,008	22.5%
Hospitality operating expenses:
Operating costs	79,995	77,008	3.9%	247,475	205,506	20.4%
Selling, general and administrative	22,644	19,115	18.5%	68,227	61,006	11.8%
Depreciation and amortization	15,861	15,387	3.1%	47,040	42,756	10.0%

Total Hospitality operating expenses	118,500	111,510	6.3%	362,742	309,268	17.3%

Hospitality operating income (2)	$4,123	$2,215	86.1%	$50,060	$27,740	80.5%

Hospitality performance metrics:
Occupancy (6)	69.3%	70.8%	-2.1%	73.5%	71.1%	3.4%
ADR	$143.79	$130.03	10.6%	$148.02	$140.88	5.1%
RevPAR(3)(6)	$99.66	$92.07	8.2%	$108.77	$100.12	8.6%
Total RevPAR(4)(6)	$224.95	$202.61	11.0%	$251.51	$219.89	14.4%
Net Definite Room Nights Booked (5)	488,000	288,000	69.4%	1,063,000	907,000	17.2%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel and include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 135,000 and 0 room nights for the three months ended September 30, 2005 and 2004, respectively, and 250,000 and 0 room nights for the nine months ended September 30, 2005 and 2004, respectively, related to Gaylord National, which we expect to open in 2008.

(6)	Excludes 16,001 and 23,941 room nights that were taken out of service during the three months and nine months ended September 30, 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.

The increase in total Hospitality segment revenue in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is primarily due to increased system-wide ADR, RevPAR and Total RevPAR, at each Gaylord Hotels property. The inclusion of a full years’ worth of revenue from the Gaylord Texan positively impacted revenues for the nine months ended September 30, 2005, while the Gaylord Texan’s improved operating results as compared to 2004, discussed below, positively impacted both the three and nine month periods ended September 30, 2005.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due to increased costs necessary to service the increased Hospitality segment revenues. Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to increases in selling, general and administrative expenses at Gaylord Opryland and Gaylord Texan in the third quarter of 2005, as more fully described below. Total Hospitality depreciation and amortization expense also increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to the opening of the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2005 and 2004 and include the results of the Gaylord Texan from April 2, 2004, its date of opening.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$53,028	$50,008	6.0%	$162,198	$149,911	8.2%
Operating expense data:
Operating costs	$34,716	$31,799	9.2%	$101,402	$93,564	8.4%
Selling, general and administrative	$9,318	$7,313	27.4%	$26,079	$22,669	15.0%
Hospitality performance metrics:
Occupancy (1)	71.9%	72.6%	-1.0%	73.4%	69.8%	5.2%
ADR	$140.40	$130.89	7.3%	$136.08	$136.38	-0.2%
RevPAR (1)	$101.01	$95.07	6.2%	$99.92	$95.17	5.0%
Total RevPAR (1)	$213.08	$188.67	12.9%	$212.80	$189.93	12.0%

(1)	Excludes 16,001 and 23,941 room nights that were taken out of service during the three months and nine months ended September 30, 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in Gaylord Opryland revenue and RevPAR in the three months ended September 30, 2005, as compared to the same period in 2004, is due to a combination of relatively consistent occupancy and increased average daily rates (as a result of higher-paying groups) during the period. Gaylord Opryland’s revenues and operating performance metrics for the period were also impacted by a continued multi-year rooms renovation program, as described above. Improved food and beverage and other ancillary revenue at the hotel served to increase the hotel’s Total RevPAR during the period. The increase in Gaylord Opryland revenue and RevPAR in the nine months ended September 30, 2005, as compared to the same period in 2004, is due to a combination of increased occupancy and relatively stable ADR at the hotel. Improved food and beverage and other ancillary revenue at the hotel supplemented the impact of the hotel’s RevPAR upon its Total RevPAR for the period.
The increase in operating costs at Gaylord Opryland in the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004, was due to increased costs necessary to serve the increased room and food and beverage and other ancillary revenue at the hotel. The significant increase in selling, general and administrative expenses at Gaylord Opryland in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is due to the substantial investment in marketing and service initiatives taken in connection with the annual meeting of the American Society of Association Executives, an organization comprised of over 2,000 association executives and meeting planners, held at Gaylord Opryland in the third quarter of 2005.

     Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$31,155	$29,064	7.2%	$125,790	$117,551	7.0%
Operating expense data:
Operating costs	$20,524	$19,129	7.3%	$69,040	$64,006	7.9%
Selling, general and administrative	$7,697	$7,726	-0.4%	$24,834	$25,211	-1.5%
Hospitality performance metrics:
Occupancy	61.0%	62.6%	-2.6%	75.8%	75.6%	0.3%
ADR	$157.10	$138.28	13.6%	$170.45	$165.63	2.9%
RevPAR	$95.79	$86.60	10.6%	$129.26	$125.20	3.2%
Total RevPAR	$240.85	$224.69	7.2%	$327.72	$305.13	7.4%
The increase in Gaylord Palms revenue and RevPAR in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is due to a combination of relatively consistent occupancy and increased average daily rates (as a result of groups with higher room rates) during the periods. The increase in rates in the third quarter of 2005, as compared to 2004, is also due in part to discounted room rates made available to hurricane evacuees and aid workers in 2004. The hotel’s improved food and beverage and other ancillary revenue contributed to the increase in Total RevPAR for the three and nine months ended September 30, 2005, as compared to the same periods in 2004.
Operating costs for the three and nine months ended September 30, 2005, increased, as compared to the same periods in 2004, due to the increased costs necessary to service the increased revenues at the hotel. Selling, general and administrative expense for the three and nine months ended September 30, 2005 remained stable as compared to the same periods in 2004.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$36,413	$32,808	11.0%	$118,860	$64,107	85.4%
Operating expense data:
Operating costs	$23,719	$25,241	-6.0%	$73,988	$45,120	64.0%
Selling, general and administrative	$5,179	$3,713	39.5%	$15,874	$11,980	32.5%
Hospitality performance metrics:
Occupancy	72.1%	75.7%	-4.8%	72.4%	69.9%	3.6%
ADR	$150.58	$130.25	15.6%	$160.02	$132.74	20.6%
RevPAR	$108.51	$98.60	10.1%	$115.83	$92.82	24.8%
Total RevPAR	$261.94	$236.00	11.0%	$288.14	$233.11	23.6%
The increase in Gaylord Texan revenue and RevPAR in the three and nine months ended September 30, 2005, as compared to the same period in 2004, is due to improvements in the hotel’s ADR as a result of higher-paying groups staying at the hotel, combined with relatively stable occupancy during the periods. The hotel’s food and beverage and other ancillary revenue supplemented the impact of RevPAR on the hotel’s Total RevPAR. Revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, increased as a result of the inclusion of a full nine months of operations.
Operating costs for the three months ended September 30, 2005 decreased, as compared to the same period in 2004, as costs stabilized following the hotel’s initial opening period. Operating costs for the nine months ended September 30, 2005, as compared to the same period in 2004, increased primarily due to the inclusion of a full nine months of operations.
Selling, general and administrative expenses increased in the three months ended September 30, 2005, as compared to the same period in 2004, due to increased marketing expenses related to the hotel’s Lone Star Christmas event. Selling, general and administrative expenses increased in the nine months ended September 30, 2005, as compared to the same period in 2004, due to the inclusion of a full nine months of operations.

     Radisson Hotel at Opryland Results. The results of the Radisson Hotel at Opryland for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$2,027	$1,845	9.9%	$5,954	$5,439	9.5%
Operating expense data:
Operating costs	$1,036	$839	23.5%	$3,045	$2,816	8.1%
Selling, general and administrative	$450	$363	24.0%	$1,440	$1,146	25.7%
Hospitality performance metrics:
Occupancy	70.8%	67.0%	5.7%	68.6%	66.1%	3.8%
ADR	$86.89	$84.08	3.3%	$87.57	$83.29	5.1%
RevPAR	$61.48	$56.37	9.1%	$60.08	$55.05	9.1%
Total RevPAR	$72.72	$66.20	9.8%	$71.98	$65.34	10.2%
The increase in our Radisson hotel revenue, RevPAR and Total RevPAR in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is due to increases in the hotel’s occupancy and ADR resulting from more demand for rooms at the hotel and improved ancillary revenues.
The increase in operating costs and selling, general and administrative expense at the Radisson hotel in the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004, was due to increased costs necessary to service the increased revenues at the hotel, as well as increased sales and marketing efforts at the hotel.

ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$66,014	$58,817	12.2%	$182,866	$157,182	16.3%
Operating expense data:
Operating costs	43,697	36,294	20.4%	123,349	101,658	21.3%
Selling, general and administrative	14,839	12,680	17.0%	45,618	38,437	18.7%
Depreciation and amortization	2,683	2,402	11.7%	8,029	7,147	12.3%

Operating income (loss)	$4,795	$7,441	-35.6%	$5,870	$9,940	-40.9%

Hospitality performance metrics:
Occupancy	57.8%	58.2%	-0.7%	56.9%	57.5%	-1.0%
ADR	$187.63	$182.49	2.8%	$163.78	$155.09	5.6%
RevPAR(1)	$108.51	$106.23	2.1%	$93.12	$89.25	4.3%
Total Units Under Management	$16,900	$14,765	14.5%	$16,900	$14,765	14.5%

(1)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. The increase in ResortQuest revenue in the three and nine months ended September 30, 2005, as compared to 2004, is due primarily to the addition of units associated with the East-West and Whistler acquisitions, as well as a combination of relatively stable occupancy and slightly increased average daily rates. ResortQuest revenues were also adversely affected by disruptions in the Florida beach vacation season caused by Hurricane Dennis.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due to the addition of units associated with the East-West and Whistler acquisitions and as a result of our continued

investment in brand-building initiatives such as technology, marketing and organizational improvements. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, increased in the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, due primarily to additional expenses associated with the East-West and Whistler acquisitions, as well as a result of the brand-building initiatives discussed above.
ResortQuest’s results of operations were also impacted by our decision to dispose of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. The results of operations of these markets are excluded from the results of continuing operations presented above for all periods presented.
Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except percentages)
Total revenues	$19,727	$18,352	7.5%	$51,272	$47,749	7.4%
Operating expense data:
Operating costs	12,093	11,722	3.2%	32,590	31,373	3.9%
Selling, general and administrative	4,682	4,371	7.1%	13,181	13,252	-0.5%
Depreciation and amortization	1,375	1,292	6.4%	3,927	3,918	0.2%

Operating income (loss) (1)	$1,577	$967	63.1%	$1,574	$(794)	298.2%

(1) Opry and Attractions operating income (loss) for the three and nine months ended September 30, 2004 excludes the effects of an impairment charge of $1.2 million recorded during those periods.
The increase in revenues in the Opry and Attractions segment for the three months ended September 30, 2005, as compared to the same period in 2004, is primarily due to increased attendance at the Grand Ole Opry, sales of the Grand Ole Opry Live Classics CD set, and increased sponsor and distribution fees, as well as increased business at Corporate Magic, our corporate event planning business. The increase in revenues in the Opry and Attractions segment for the nine months ended September 30, 2005, as compared to the same period in 2004, is also due to increased attendance at the Grand Ole Opry, sales of the Grand Ole Opry Live Classics CD set, and increased sponsor and distribution fees.
The increase in Opry and Attractions operating costs in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is due primarily to increased costs necessary to service the increased revenues. The increase in Opry and Attractions selling, general and administrative expenses in the three months ended September 30, 2005, as compared to the same period in 2004, is due primarily to an increase in property tax expense at the Grand Ole Opry and higher marketing expense related to the Grand Ole Opry’s 80th birthday celebration. Opry and Attraction’ selling, general and administrative expenses in the nine months ended September 30, 2005, as compared to the same period in 2004, was relatively consistent.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except percentages)
Total revenues	$137	$117	17.1%	$412	$243	69.5%
Operating expense data:
Operating costs	1,852	2,046	-9.5%	5,075	6,133	-17.3%
Selling, general and administrative	6,326	6,369	-0.7%	21,228	22,832	-7.0%
Depreciation and amortization	986	1,151	-14.3%	3,047	3,711	-17.9%

Operating loss (1)	$(9,027)	$(9,449)	4.5%	$(28,938)	$(32,433)	10.8%

(1) Corporate and other operating loss for the three and nine months ended September 30, 2004 excludes the effects of an adjustment to restructuring charges of $0.1 million recorded during those periods.
Corporate and Other group revenue for the three and nine months ended September 30, 2005 consists of rental income and corporate sponsorships.
Corporate and Other operating expenses decreased in the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the first three and nine months of 2005, as compared to the first and three months of 2004, primarily due to a reduction in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, due primarily to the elimination of expense associated with the naming rights agreement. Corporate and Other selling, general and administrative expenses during the nine months ended September 30, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to the newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and nine months ended September 30, 2005 decreased from the same periods in 2004 due to the retirement of certain depreciable assets.

Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $1.0 million to $1.2 million in the three months ended September 30, 2005 (as compared to $0.2 million in the three months ended September 30, 2004), as a result of increased construction activity with respect to our Gaylord National hotel project.
Preopening costs decreased by $10.9 million to $3.3 million for the nine months ended September 30, 2005, as compared to the same period in 2004, due to the opening of the Gaylord Texan on April 2, 2004.
Non-Operating Results Affecting Net Loss
General
The following table summarizes the other factors which affected our net income (loss) for the three and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(18,474)	$(14,850)	-24.4%	$(54,449)	$(39,011)	-39.6%
Interest income	$662	$366	80.9%	$1,820	$1,015	79.3%
Unrealized gain (loss) on Viacom stock and derivatives, net	$75	$2,551	-97.1%	$(7,837)	$(34,738)	77.4%
Income from unconsolidated companies	$2,098	$1,587	32.2%	$1,980	$3,383	-41.5%
Other gains and losses, net	$1,102	$753	46.3%	$6,022	$2,390	152.0%
Benefit for income taxes	$4,769	$4,657	2.4%	$8,718	$32,285	-73.0%
(Loss) gain from discontinued operations, net of income taxes	$(2,104)	$793	-365.3%	$(2,376)	$1,014	-334.3%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased during the three months ended September 30, 2005, as compared to the same period in 2004, due to higher average debt balances during 2005. Interest expense, net of amounts capitalized, increased during the nine months ended September 30, 2005, as compared to the same period in 2004, due to higher average debt balances during 2005, the write-off of $0.5 million of deferred financing costs in the first quarter of 2005 in connection with the replacement of our $100.0 million credit facility, and a $3.6 million decrease in capitalized interest. Capitalized interest decreased from $5.3 million during the nine months ended September 30, 2004 to $1.8 million during the nine months ended September 30, 2005 as a result of the opening of the Gaylord Texan in April 2004.

Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 6.4% and 5.1% for the three months ended September 30, 2005 and 2004, respectively, and was 6.3% and 5.1% for the nine months ended September 30, 2005 and 2004, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 included herewith, the secured forward exchange contract related to our Viacom Stock investment resulted in non-cash interest expense of $6.8 million for the three months ended September 30, 2005 and 2004, and $20.1 million and $20.2 million for the nine months ended September 30, 2005 and 2004, respectively.
Interest Income
The increase in interest income during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, is due to higher cash balances invested in interest-bearing accounts in 2005.
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
For the three months ended September 30, 2005, we recorded a net pretax gain of $10.8 million related to the increase in fair value of the Viacom stock. For the three months ended September 30, 2005, we recorded a net pretax loss of $10.8 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $0.1 million related to the unrealized gain (loss) on Viacom stock and derivatives, net, for the three months ended September 30, 2005.
For the nine months ended September 30, 2005, we recorded a net pretax loss of $37.1 million related to the decrease in fair value of the Viacom stock. For the nine months ended September 30, 2005, we recorded a net pretax gain of $29.2 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $7.8 million related to the unrealized gain (loss) on Viacom stock and derivatives, net, for the nine months ended September 30, 2005.
Income from Unconsolidated Companies
We account for our investments in Bass Pro and RHAC, LLC, the entity which owns the Aston Waikiki Beach Hotel, under the equity method of accounting. Income from unconsolidated companies for the three months and nine months ended September 30, 2005 and 2004 consisted of equity method income from these investments as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		(In thousands, except percentages and performance metrics)
Bass Pro	$1,974	$1,587	24.4%	$1,749	$3,383	-48.3%
RHAC, LLC	124	—	100.0%	231	—	100.0%

Total	$2,098	$1,587	32.2%	$1,980	$3,383	-41.5%

In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro is immaterial to our consolidated financial statements in all prior periods. Therefore, we reflected our $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
Other Gains and Losses, Net
Our other gains and losses for the three months ended September 30, 2005 primarily consisted of a gain resulting from the settlement of certain litigation, a dividend distribution from our investment in Viacom stock, a loss on the retirement of certain fixed assets, and other miscellaneous income and expenses. Our other gains and losses for the nine months ended September 30, 2005 primarily consisted of a gain resulting from the settlement of certain litigation, the receipt of dividend distributions from our investment in Viacom stock, a gain on the sale of an internet domain name, a $2.1 million gain on the sale of the Ryman Auditorium parking lot, gains and losses on the sales of certain other fixed assets and other miscellaneous income and expenses.
Benefit for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	3	7	3	2
Adjustment to deferred tax liabilities due to state tax rate adjustment	(6)	12	(6)	4
Other	1	—	—	—

Effective tax rate	33%	54%	32%	41%

The decrease in our effective tax rate for the three months and nine months ended September 30, 2005, as compared to our effective tax rate for the same periods in 2004, was due primarily to a change in the rate used to value certain prior year state deferred tax assets.
(Loss) Gain From Discontinued Operations, Net of Income Taxes
We reflected the following businesses as discontinued operations in our financial results for the three months and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. We plan to sell the assets used in the operations of these markets as soon as practical. In connection with this plan of disposal, we recorded pre-tax restructuring charges of $0.4 million for employee severance benefits related to the discontinued markets. Based on our decision to dispose of these markets, we also recorded pre-tax impairment charges of $2.8 million during the third quarter of 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million.
     WSM-FM and WWTN(FM). During the first quarter of 2003, we committed to a plan of disposal of the Radio Operations. Subsequent to committing to a plan of disposal during the first quarter of 2003, we, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus in exchange for approximately $62.5 million in cash. On July 22, 2003, we finalized the sale of the Radio Operations for approximately $62.5 million. Concurrently, we also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. We continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.
During the third quarter of 2005, due to the expiration and resolution of certain claims and indemnifications in the sales contract, a previously established indemnification reserve of $0.1 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Revenues:
ResortQuest Markets	$4,130	$4,913	$13,351	$14,696

Operating (loss) income:
ResortQuest Markets	$(163)	$302	$(572)	$658
Impairment charges	(2,749)	—	(2,749)	—
Restructuring charges	(434)	—	(434)	—

Total operating (loss) income	(3,346)	302	(3,755)	658

Interest income	7	5	22	16
Other gains and (losses):
ResortQuest Markets	(14)	—	(12)	—
Radio Operations	136	—	136	—
Acuff-Rose Music Publishing	—	1,015	—	1,015

Total other gains and (losses)	122	1,015	124	1,015

(Loss) income before (benefit) provision for income taxes	(3,217)	1,322	(3,609)	1,689

(Benefit) provision for income taxes	(1,113)	529	(1,233)	675

(Loss) gain from discontinued operations	$(2,104)	$793	$(2,376)	$1,014

Liquidity and Capital Resources
Cash Flows —Summary
Our cash flows consisted of the following during the nine months ended September 30 (in thousands):

	2005	2004
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$52,486	$19,094
Net cash flows provided by operating activities — discontinued operations	3,880	5,508

Net cash flows provided by operating activities	56,366	24,602

Investing Cash Flows:
Purchases of property and equipment	(87,280)	(107,249)
Acquisition of businesses, net of cash acquired	(20,223)	—
Purchase of investment in RHAC Holdings, LLC	(4,747)	—
Proceeds from sales of assets	10,386	—
Purchases of short-term investments	(15,000)	(110,850)
Proceeds from sale of short-term investments	37,000	153,850
Other	(1,099)	(2,676)

Net cash flows used in investing activities — continuing operations	(80,963)	(66,925)
Net cash flows used in investing activities — discontinued operations	(211)	(261)

Net cash flows used in investing activities	(81,174)	(67,186)

Financing Cash Flows:
Repayment of long-term debt	—	(6,003)
Deferred financing costs paid	(8,451)	(909)
Decrease (increase) in restricted cash and cash equivalents	8,832	(107)
Other	7,686	6,644

Net cash flows provided by (used in) financing activities — continuing operations	8,067	(375)
Net cash flows provided by financing activities — discontinued operations	382	782

Net cash flows provided by financing activities	8,449	407

Net change in cash and cash equivalents	$(16,359)	$(42,177)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2005, our net cash flows provided by operating activities — continuing operations were $52.5 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies, and gains on sales of certain fixed assets of approximately $60.0 million, offset by unfavorable changes in working capital of approximately $7.5 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of guest lodging versus payments received at Gaylord Opryland, an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts, and a significant decrease in receipts of deposits on advance bookings of vacation properties (primarily related to a seasonal decrease in advance bookings at ResortQuest ahead of the slower fall vacation months). These unfavorable changes in working capital were partially offset by the favorable timing of payment of various liabilities, including trade payables, accrued interest, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advanced bookings and deposits received by the Gaylord Opryland and Gaylord Texan).

During the nine months ended September 30, 2004, our net cash flows provided by operating activities — continuing operations were $19.1 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $33.8 million, offset by unfavorable changes in working capital of approximately $14.8 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of the Gaylord Texan and the timing of guest lodging versus payments received at Gaylord Opryland, as well as a significant decrease in receipts of deposits on advance bookings of vacation properties (primarily related to a seasonal decrease in advance bookings at ResortQuest ahead of the slower fall vacation months). These unfavorable changes in working capital were partially offset by the favorable timing of payment of various liabilities, including trade payables, accrued interest, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland and Gaylord Palms).
     Cash Flows From Investing Activities. During the nine months ended September 30, 2005, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $87.3 million, and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.2 million. Our capital expenditures during this period primarily consisted of construction at the new Gaylord National Resort & Convention Center of $32.3 million, continuing construction at the new Gaylord Texan of $15.7 million, approximately $21.5 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project, and approximately $11.8 million related to ResortQuest. During the nine months ended September 30, 2004, our primary uses of funds and investing activities were purchases of property and equipment which totaled $107.2 million, consisting primarily of continuing construction at the new Gaylord Texan of $86.3 million, approximately $8.3 million related to Gaylord Opryland, and approximately $1.3 million related to the Grand Ole Opry.
We currently project capital expenditures for the twelve months of 2005 to total approximately $152 million, which includes approximately $66 million related to the construction of our new Gaylord National Resort & Convention Center in Prince George’s County, Maryland, continuing construction costs at the Gaylord Texan of approximately $21 million, approximately $30 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project, and approximately $16 million related to ResortQuest.
     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the nine months ended September 30, 2005, our net cash flows provided by financing activities – continuing operations were approximately $8.1 million, reflecting an $8.8 million decrease in restricted cash and cash equivalents and $8.2 million in proceeds received from the exercise of stock options, partially offset by the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility. During the nine months ended September 30, 2004, our net cash flows used in financing activities – continuing operations were approximately $0.4 million, reflecting primarily the scheduled repayments of $6.0 million of the senior loan portion of the Nashville hotel loan and the payment of $0.9 million in deferred financing costs, offset by proceeds received from the exercise of stock options of $7.2 million.
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
As of September 30, 2005, we were in compliance with all covenants. As of September 30, 2005, no borrowings were outstanding under the $600.0 million credit facility, but the lending banks had issued $13.5 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
     6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, we filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and exchanged the existing senior notes for publicly registered senior notes after the registration statement was declared effective in June 2005. The interest rate of the notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the senior loan secured by the Nashville hotel assets and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
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
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2005, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$575,100	$100	$—	$—	$575,000
Capital leases	1,683	661	704	318	—
Promissory note payable to Nashville Predators	5,000	—	2,000	2,000	1,000
Construction commitments	93,114	48,660	29,619	14,835	—
Operating leases	737,471	13,022	19,780	14,993	689,676
Other	700	—	525	175	—

Total contractual obligations	$1,413,068	$62,443	$52,628	$32,321	$1,265,676

The total operating lease commitments of $737.5 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

During 1999, we entered into a 20-year naming rights agreement related to the Nashville Arena with the Nashville Hockey Club, L.P. (“NHC”), the owner of the Nashville Predators. The Nashville Arena was renamed the Gaylord Entertainment Center as a result of the agreement. The contractual commitment required us to pay $2.1 million during the first year of the contract, with a 5% escalation each year for the remaining term of the agreement, and to purchase a minimum number of tickets to Predators games each year. As further discussed in Note 15 to our condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 included herewith and which is incorporated herein by reference, on February 22, 2005, the Company concluded the settlement of litigation with NHC over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in NHC, effectively terminating the Company’s ownership interest in NHC. In addition, the Naming Rights Agreement was cancelled. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL hockey in Nashville, Tennessee, which occurred on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville prior to the first payment under the note (October 5, 2006), then in addition to the note being cancelled, NHC will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, NHC will pay the Company $2 million.
At the expiration of the secured forward exchange contract relating to the Viacom stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $152.8 million. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 included herewith.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first, second or third quarters of 2005 nor were there any material changes to the critical accounting policies and estimates discussed in our 2004 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 14 to our condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 included herewith.

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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 or described from time to time in our other reports filed with the Securities and Exchange Commission:
•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the challenges associated with the integration of ResortQuest’s operations into our operations;

•	factors affecting the number of guests renting vacation properties managed by ResortQuest, including adverse weather conditions such as hurricanes, economic conditions in a particular region of the nation as a whole, or the perceived attractiveness of the destinations in which we operate and the units we manage;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry; and

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to generate cash flow from the Gaylord Texan and to develop and construct the Gaylord National.
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
Risks Related to a Change in Value of Our Investment in Viacom Stock
At September 30, 2005, we held an investment of 10.9 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects the Company against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At September 30, 2005, the fair market value of our investment in the 10.9 million shares of Viacom stock was $361.1 million or $33.01 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the fair market value of the Viacom Stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of September 30, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of September 30, 2005 due to the Company receiving dividend distributions from Viacom. We elected not to retain the dividend distribution declared by Viacom during the third quarter of 2005 and expect to remit any future dividend distributions declared by Viacom to Credit Suisse First Boston.
Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at September 30, 2005 would have resulted in a decrease of $1.5 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the nine months ended September 30, 2005. Likewise, a 5% decrease in the value of the Viacom stock at September 30, 2005 would have resulted in an increase of $1.2 million in the net pre-tax loss on the investment in Viacom stock and related derivatives for the nine months ended September 30, 2005.
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
Interest on borrowings under our $600.0 million credit facility bear interest at a variable rate of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. As of September 30, 2005, no borrowings were outstanding under our $600.0 million credit facility. Therefore, if LIBOR and Eurodollar rates were to increase by 100 basis points each, there would be no impact on our annual interest cost under the $600.0 million credit facility based on debt amounts outstanding at September 30, 2005.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2005. As a result, the interest rate market risk implicit in these investments at September 30, 2005, if any, is low.
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

Summary
Based upon our overall market risk exposures at September 30, 2005, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 included herewith and which is incorporated herein by reference.
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
GAYLORD ENTERTAINMENT COMPANY

Date: November 8, 2005	By:	/s/	Colin V. Reed

Colin V. Reed
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	David C. Kloeppel

David C. Kloeppel
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/	Rod Connor

Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
10.1	First Amendment to Credit Agreement dated as of June 1, 2005 by and among the Company, certain Subsidiary Guarantors, certain Lenders party thereto and Bank of America, N.A., as Administrative Agent

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.