Form 10-K
period 2005-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2006-03-15
CIK 1040829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 1-13079
GAYLORD ENTERTAINMENT COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (615) 316-6000
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value per share	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

☑ Large Accelerated Filer	Accelerated Filer ☐	Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2005 was approximately $1,839,837,147.
     As of March 1, 2006, there were 40,450,834 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2006 are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2005 FORM 10-K ANNUAL REPORT

PART I
Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”
Item 1. Business
We are the only hospitality company whose stated primary focus is the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee, the Gaylord Palms Resort & Convention Center near Orlando, Florida and the Gaylord Texan Resort & Convention Center near Dallas, Texas. We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. We are also developing a hotel, to be known as the Gaylord National Resort & Convention Center, in Prince George’s County, Maryland (in the Washington, D.C. market), which we plan to open in 2008. Driven by our “All-in-One-Place” strategy, our award-winning Gaylord branded hotels incorporate not only high quality lodging, but also significant meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our properties provide a convenient and entertaining environment for our convention guests. In addition, our custom-tailored, all-inclusive solutions cater to the unique needs of meeting planners.
In order to strengthen and diversify our hospitality business, on November 20, 2003, we acquired ResortQuest International, Inc. (“ResortQuest”) in a stock-for-stock transaction. ResortQuest is a leading provider of vacation condominium and home rental property management services in premier destination resort locations in the United States and Canada (based on the number of units it manages), with a branded network of vacation rental properties. As of December 31, 2005, ResortQuest provided management services to approximately 16,000 vacation rental properties, all of which were under exclusive management contracts.
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
We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring. Our operations are organized into four principal business segments: (i) Hospitality, which includes our hotel operations; (ii) ResortQuest; (iii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; and (iv) Corporate and Other. These four business segments — Hospitality, ResortQuest, Opry and Attractions, and Corporate and Other — represented approximately 66%, 26%, 8%, and 0%, respectively, of total revenues in the year ended December 31, 2005. Financial information by industry segment and our Gaylord hotel properties as of December 31, 2005 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 18) to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Strategy
Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering additional vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the $86 billion large group meetings market. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings. Through our ResortQuest business, we operate a leading provider of vacation, condominium and home rental management services. The Grand Ole Opry is one of the brands best-known by the “country lifestyle” consumer, which we estimate to number approximately 70 million people in the United States. Country lifestyle consumers are persons who have recently participated in one or more of a number of activities identified by our management. These activities include listening to country music, buying country music recordings, attending country music concerts or reading country-themed publications.
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

Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002 and our Gaylord Texan hotel in April 2004, and are scheduled to open our Gaylord National hotel, which will be located in the Washington D.C. area, in 2008. In 2001, we refocused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group meeting clients to meet in different parts of the country each year and to establish relationships with new customers as we increase our geographic reach. There is a significant opportunity to establish strong relationships with new customers and rotate them to our other properties.
Leverage Brand Name Awareness. We believe that the Grand Ole Opry is one of the most recognized entertainment brands within the United States. We promote the Grand Ole Opry name through various media including our WSM-AM radio station, the Internet, television and performances by the Grand Ole Opry’s members, many of whom are renowned country music artists, and we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.
Capitalize on the ResortQuest Acquisition. We believe the combination of Gaylord and ResortQuest has formed a stronger, more diversified hospitality company with the ability to offer a broader range of accommodations to existing and potential customers. We believe that there are significant opportunities to cross-sell hospitality products by offering ResortQuest’s vacation properties to our hotels and attractions consumers and introducing our hotels and attractions offerings to ResortQuest’s customers. We believe that we can more fully develop the ResortQuest brand and take advantage of future growth opportunities through increased scale, improved operational efficiency and access to additional sources of capital. In addition, we are continuing to implement a number of cost saving opportunities and synergies, including eliminating redundant functions and optimization of the combined company’s infrastructure.
Industry Description
Hospitality
According to Tradeshow Week, the large group meetings market generated approximately $86 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to have generated approximately $15 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings often have more than 1,000 guest rooms and, on average, contain approximately 107,000 square feet of exhibit space and approximately 40 meeting rooms.
The large group meetings market is comprised of approximately one million events annually, of which we estimate approximately 80% are corporate meetings and approximately 20% are association meetings. A majority of the venues hosting these events contain less than 250,000 square feet of exhibit or meeting space, with only 8% containing over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because associations and trade shows generally select their sites 2 to 6 years in advance, thereby increasing earnings visibility, the convention hotel segment of the lodging industry is more predictable and less susceptible to economic downturns than the general lodging industry.
A number of factors contribute to the success of a convention center hotel, including the following: the availability of sufficient meeting and exhibit space to satisfy large group users; the availability of rooms at competitive prices; access to quality entertainment and food and beverage venues; destination appeal; appropriate regional professional and consumer demographics; adequate loading docks, storage facilities and security; ease of site access via air and ground transportation; and the quality of service provided by hotel staff and event coordinators. The ability to offer as many as possible of these elements within close proximity of each other is important in order to reduce the organizational and logistical planning efforts of the meeting planner. The meeting planner, who acts as an intermediary between the hotel event coordinator and the group scheduling the event, is typically a convention hotel’s direct customer. Effective interaction and coordination with meeting planners is key to booking events and generating repeat customers.

Largest Hotel Exhibit Hall Rankings 2005

		Total		Total
		Exhibit Space	Number of	Meeting Space
Facility	City	(sq. ft.)	Meeting Rooms	(sq. ft.)
Sands Expo / Venetian Resort Hotel & Casino	Las Vegas, NV	1,125,600	146	231,477
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000	84	248,655	*
Gaylord Opryland Resort & Convention Center	Nashville, TN	288,972	85	300,000
Wyndham Anatole Hotel	Dallas, TX	231,103 **	76	341,620
Adam’s Mark International Conference & Exposition Center	Dallas, TX	230,000	67	99,000	*
Hyatt Regency Chicago’s Riverside Center	Chicago, IL	228,000	63	228,000	*
Orlando World Center Marriott	Orlando, FL	214,000	69	214,000	*
MGM Grand Hotel & Conference Center	Las Vegas, NV	210,000	60	315,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000
Reno Hilton	Reno, NV	190,000	40	110,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	179,800	69	180,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	178,500	61	200,000

*	Space also included in Total Exhibit Space

**	Space also included in total meeting space.

Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2005
Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002 and the Gaylord Texan in April 2004, and we are developing the Gaylord National hotel in the Washington, D.C. area. We believe that our other hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. Gaylord also anticipates that our other hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 121,000 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet. The Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2003 and 2004, as well as receiving Meeting & Convention’s Gold Key Elite and Gold Platter Elite Awards for 2005.
Gaylord Palms Resort and Convention Center — Kissimmee, Florida. We opened Gaylord Palms in January 2002. Gaylord Palms has 1,406 signature guest rooms, two ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately

400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets, and a full-service spa, with 20,000 square feet of dedicated space and 15 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms has been recognized by many publications, receiving Meeting and Convention’s Gold Key and Gold Platter Awards for 2005 and being named Best Florida Resort by Florida Monthly for 2005.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. We opened the Gaylord Texan in April 2004. The resort is situated on approximately 150 acres and is located approximately eight minutes from the Dallas/ Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, 3 ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2004, the Gaylord Texan was named the “Development of the Year” (prevailing over the other finalists, the Mandarin Oriental in Washington, D.C. and the Omni Resort at ChampionsGate) by the Americas Lodging Investment Summit. In 2005, the Gaylord Texan received Meeting and Convention’s Gold Key Award.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. We are developing a hotel, to be known as the Gaylord National Resort & Convention Center, which is under construction on approximately 42 acres of land we acquired on February 23, 2005 located on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. We refer to this project as our Gaylord National hotel project.
Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In March 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.
Our management is also considering other sites to locate future Gaylord Hotel properties, including Chula Vista, California (located in the San Diego area). We have not made any commitments, received any government approvals or made any financing plans in connection with Chula Vista or other potential sites.
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
ResortQuest provides value-added services to both vacationers and property owners. For vacationers, ResortQuest offers the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel, such as centralized billing, check-in and housekeeping services. For property owners, ResortQuest offers a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. Property owners also benefit from ResortQuest’s QuestPerks program, which offers benefits such as discounts on lodging, air travel and car rentals. To manage guests’ expectations, ResortQuest has developed and implemented a five-tier rating system that segments its property portfolio into five categories: Exclusive Vacation Property, Platinum, Gold, Silver and Bronze.
Utilizing its marketing database, ResortQuest markets its properties through various media channels, including direct mail and targeted advertising solicitations. ResortQuest has significant distribution through ResortQuest.com, its proprietary website offering “real-time” reservations, and its inventory distribution partnerships such as Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others. ResortQuest is constantly enhancing its website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 80th anniversary in 2005, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.
Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on terrestrial radio via WSM-AM, and on satellite radio via Sirius Satellite Radio. In addition, the Grand Ole Opry is broadcast weekly on television via the Great American Country network and CMT-Canada. The broadcast of the Grand Ole Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. The television broadcast schedule on the Great American Country network will include 52 weekly telecasts airing on Saturday nights at 8 p.m. EST and repeating a minimum of three times during the following week. The Grand Ole Opry produces a two hour show each week that is aired on 205 radio stations across the country through syndication of “America’s Grand Ole Opry Weekend,” which is distributed by Westwood One and also on the Armed Forces Radio Network. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2005 to February 2006. In 2003 and 2004, the Ryman Auditorium was named “Theatre of the Year” by Pollstar Concert Industry Awards.
The General Jackson Showboat. We operate the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that Gaylord makes available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting Gaylord Opryland complex and the Nashville area.
Gaylord Springs Golf Links. Home to a Senior PGA Tour event from 1994 to 2003 and minutes from Gaylord Opryland, the Gaylord Springs Golf Links was designed by former U.S. Open and PGA Champion Larry Nelson. The 40,000 square-foot antebellum-style clubhouse offers meeting space for up to 500 guests.
The Wildhorse Saloon. Since 1994, we have owned and operated the Wildhorse Saloon, a country music performance venue on historic Second Avenue in downtown Nashville. The three-story facility includes a dance floor of approximately 2,000 square feet, as well as a restaurant and banquet facility that can accommodate up to 2,000 guests.
Corporate Magic. In March 2000, we acquired Corporate Magic, Inc., a company specializing in the production of creative and entertainment events in support of the corporate and meeting marketplace. We believe the event and corporate entertainment planning function of Corporate Magic complements the meeting and convention aspects of our Gaylord Hotels business.
WSM-AM. WSM-AM commenced broadcasting in 1925. The involvement of Gaylord’s predecessors with country music dates back to the creation of the radio program that became The Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. WSM-AM is broadcast from the Gaylord Opryland complex in Nashville and has a country music format. WSM-AM is one of the nation’s “clear channel” stations, meaning that no other station in a 750-mile radius uses the same frequency for night time broadcasts. As a result, the station’s signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada.
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

Corporate and Other
Bass Pro Shops. We own a 13% interest in Bass Pro Group, LLC (formerly a 26.6% interest in Bass Pro, Inc.) (“Bass Pro”). Bass Pro owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. After the Bass Pro restructuring as further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Bass Pro also owns and operates Tracker Marine, a manufacturer and retailer of fishing and other boats, and the Big Cedar Lodge, a resort lodge located outside Springfield, Missouri. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations.
Viacom. We hold an investment of approximately 11 million shares of Viacom Class B common stock (“Viacom stock”), which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2005, the fair market value of our investment in the shares of Viacom stock was $356.6 million, or $32.60 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the fair market value of the Viacom Stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of December 31, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of December 31, 2005 due to the Company receiving dividend distributions from Viacom during 2005. We elected not to retain the dividend distribution declared by Viacom during the third and fourth quarters of 2005 and expect to remit any future dividend distributions declared by Viacom to Credit Suisse. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 7 and 20 to our consolidated financial statements for the year ended December 31, 2005 included herewith.
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
As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on October 5, 2006, which is the first anniversary of the resumption of NHL hockey in Nashville, Tennessee.
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
Employees
As of December 31, 2005, we had approximately 9,126 full-time and 3,052 part-time and temporary employees. Of these, approximately 5,252 full-time and 1,597 part-time employees were employed in Hospitality; approximately 409 full-time and 738 part-time employees were employed in Opry and Attractions; approximately 3,148 full-time and 711 part-time employees were employed in ResortQuest; and approximately 317 full-time and 6 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
Competition
Hospitality
The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels located outside of Las Vegas, Nevada that have approximately 1,060 rooms on average and a significant amount of meeting and exhibit space. Many of these hotels are operated by companies with greater financial, marketing and human resources than the Company. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. Our hotels also compete against municipal convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).

The hotel business is management and marketing intensive. The Gaylord Hotels compete with other hotels throughout the United States for high quality management and marketing personnel. There can be no assurance that our hotels will be able to attract and retain employees with the requisite managerial and marketing skills.
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
Opry and Attractions Group
The Grand Ole Opry and other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. Under a joint sales agreement with Cumulus, we own and operate WSM-AM, and Cumulus sells all commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services for a specified fee.
Seasonality
Portions of our business are seasonal in nature. Our group convention business is subject to reduced levels of demand during the year-end holiday periods. Although we typically attempt to attract general tourism guests by offering special events and attractions during these periods, there can be no assurance that our hotels can successfully operate such events and attractions. In addition, certain of the geographic regions in which ResortQuest operates, such as ski resorts, typically attract fewer vacationers in off-peak seasons. Our ResortQuest business can also be adversely affected by negative weather conditions (e.g., lack of snow during winter months at our mountain ski locations or hurricanes at our beach locations).
Regulation and Legislation
Hospitality
Our hotels are subject to certain federal, state, and local governmental laws and regulations including, without limitation, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that we are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of the Company’s Hospitality Group segment.

ResortQuest
The operations of ResortQuest are subject to various federal, state, local and foreign laws and regulations, including licensing requirements applicable to real estate operations and the sale of alcoholic beverages, laws and regulations relating to consumer protection and local ordinances. Many states have adopted specific laws and regulations which regulate our activities, such as:
•	disclosure requirements in connection with real estate sales;

•	anti-fraud laws;

•	real estate and travel services provider license requirements, including escrow requirements;

•	environmental laws;

•	telemarketing and consumer privacy laws;

•	the Fair Housing Act; and

•	consumer protection laws regarding the purchase of condominiums
The agencies involved in enforcing these laws and regulations have the power to limit, condition, suspend, or revoke any such license or activity by ResortQuest, and any disciplinary action or revocation affecting a significant portion of the operations of ResortQuest could have an adverse effect upon the results of operations of ResortQuest.
Opry and Attractions Group
WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2005. All officers serve at the discretion of the Board of Directors.

NAME	AGE	POSITION

Colin V. Reed	58	Chairman of the Board of Directors, President and Chief Executive Officer
David C. Kloeppel	36	Executive Vice President and Chief Financial Officer
Jay D. Sevigny (1)	46	Executive Vice President and Chief Operating Officer, Gaylord Hotels
Mark Fioravanti	44	Executive Vice President, and President, ResortQuest
John P. Caparella (1)	48	Senior Vice President and General Manager, Gaylord Palms Resort and Convention Center
Carter R. Todd	48	Senior Vice President, Secretary and General Counsel
Rod Connor	53	Senior Vice President and Chief Administrative Officer
Melissa J. Buffington	48	Senior Vice President, Human Resources and Communications

(1)	On February 10, 2006, Mr. Caparella was promoted to Executive Vice President and Chief Operating Officer, Gaylord Hotels, and Mr. Sevigny was named Industry Relations Advisor.
The following is additional information with respect to the above-named executive officers.
Colin V. Reed was elected President and Chief Executive Officer and a director of the Company in April 2001 and was elected Chairman of the Board of Directors in May 2005. Prior to that time, he was a member of the three-executive Office of the President of Harrah’s Entertainment since May 1999 and the Chief Financial Officer of Harrah’s Entertainment since April 1997. Mr. Reed was a director of Harrah’s Entertainment from 1998 to May 2001. He was Executive Vice President of Harrah’s Entertainment from September 1995 to May 1999 and has served in several other management positions with Harrah’s Entertainment and its predecessor, Holiday Corp., since 1977. As part of his duties at Harrah’s Entertainment, Mr. Reed served as a director and Chairman of the Board of JCC Holding Company, an entity in which Harrah’s Entertainment held a minority interest. On January 4, 2001, JCC Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code.
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
Jay D. Sevigny was Executive Vice President of the Company and Chief Operating Officer, Gaylord Hotels until February 10, 2006, positions he held since January 2004. Effective February 10, 2006, he became Industry Relations Advisor. From February 2002 until December 2003, Mr. Sevigny served as President of the Company’s Gaylord Opryland Resort and Convention Center in Nashville. Mr. Sevigny was hired in October 2001 as the Senior Vice President in charge of the Company’s Marketing and Attractions. Prior to joining the Company, Mr. Sevigny worked in different capacities for Harrah’s Entertainment, most recently as Division President Hotel/Casino in Las Vegas during 2000 and 2001, and as President and Chief Operating Officer of Harrah’s New Orleans casino operations from 1998 to 2000. From 1997 to 1998, Mr. Sevigny was President of Midwest Operations for Station Casino in Kansas City, Missouri. Mr. Sevigny has a finance degree from the University of Nevada and an MBA from Vanderbilt University’s Owen Graduate School of Management.
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

John P. Caparella is Executive Vice President of the Company and Chief Operating Officer, Gaylord Hotels, positions he has held since February 10, 2006. Prior to such time, he served as Senior Vice President of the Company and General Manager of Gaylord Palms Resort and Convention Center since joining the Company in November 2000. Prior to such time, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of consumer brands relating to movies, sports and other entertainment-based themes, in Orlando, Florida since September 1997. Before joining Planet Hollywood, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton’s corporate headquarters. Mr. Caparella graduated from the State University of New York at Delhi and has an MBA from Rollins College Crummer Graduate School of Management.
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
Melissa J. Buffington is the Senior Vice President of Human Resources and Communications of the Company, a position she has held since August 2003. From 1999 until she joined the Company, Ms. Buffington was senior vice president of human resources and strategic planning for Dollar General Corp., where she oversaw all human resource programs for a company with over 60,000 employees. From 1996 to 1999, Ms. Buffington held the position of executive vice president of human resources at First American Corporation. From 1992 to 1996, Ms. Buffington was First American’s senior vice president and director of quality management, and director of strategic planning and mergers and acquisitions. Ms. Buffington is a graduate of The College of William and Mary, where she received her degree in business management. She earned her master’s in business administration with a concentration in finance from Old Dominion University.
Item 1A. Risk Factors
You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this “Business” section and elsewhere in this Annual Report on Form 10-K are “forward-looking statements” and are qualified by the cautionary language regarding such statements.
The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations and other factors.
We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States, on our ResortQuest vacation rental and property management business and on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the Gaylord Palms and the Gaylord Texan, by successfully developing and financing our proposed Gaylord National hotel project near Washington, D.C. and by further exploiting our attractions assets and our vacation rental business. Our ability to do this depends upon many factors, some of which are beyond our control. These include:
•	our ability to generate cash flows from existing operations;

•	our ability to hire and retain hotel management, catering and convention-related staff for our hotels and staff for our vacation rental offices;

•	our ability to successfully attract and maintain increased levels of customer and homeowner utilization of our ResortQuest vacation rental and property management business

•	our ability to capitalize on the strong brand recognition of certain of our Opry and Attractions assets; and

•	the continued popularity and demand for country music.
If we are unable to successfully implement the business strategies described above, our cash flows and net income may be reduced.
Our hotel and convention business and our vacation rental and property management business are subject to significant market risks.
Our ability to continue to successfully operate the Gaylord Opryland, the Gaylord Palms and the Gaylord Texan, as well as our ability to operate our ResortQuest vacation rental business, is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:
•	the desirability and perceived attractiveness of the Nashville, Tennessee area; the Orlando, Florida area; and the Dallas, Texas area as tourist and convention destinations;

•	the ability of our proposed Gaylord National hotel project near Washington, D.C. to operate in a new market which is extremely competitive;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels or vacation rental properties we manage;

•	the hotel and convention business is highly competitive, and the Gaylord Palms and the Gaylord Texan are operating in extremely competitive markets for convention and tourism business;

•	our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality; and

•	the vacation rental and property management business is highly competitive and has low barriers to entry, and we compete primarily with local vacation rental and property management companies located in its markets, some of whom are affiliated with the owners or operators of resorts where these competitors provide their services or which may have lower cost structures and may provide their services at lower rates.
Our efforts to integrate and improve the ResortQuest business involve substantial risks.
Since our acquisition of ResortQuest in November 2003, we have invested and are continuing to invest substantial capital and management efforts in integrating and realigning ResortQuest’s operations, including advancing its technology, making strategic acquisitions and divestitures to focus our property management on key markets, and terminating unprofitable management contracts. If these measures are not successful in improving the operations and profitability of ResortQuest, then our overall business, results of operations, financial condition or prospects could be adversely affected.
Unanticipated costs of hotels we open in new markets, including our Gaylord National hotel project, may reduce our operating income.
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
Our hotel development, including our Gaylord National hotel project, is subject to timing, budgeting and other risks.
We intend to develop additional hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	other risks of construction described below;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	the availability and cost of capital; and

•	governmental restrictions on the nature or size of a project or timing of completion.
Our development projects may not be completed on time or within budget.
Our plans to develop the Gaylord National hotel project are subject to numerous risks.
Our plans to develop the Gaylord National hotel are subject to market conditions, the availability of financing, receipt of necessary building permits and other authorizations, and other factors, including those described in the preceding and following risk factors. Our ability to begin construction of the planned 500-room expansion is also subject to the receipt of governmental approvals. Our costs to construct and open the Gaylord National (including the planned 500-room expansion) are expected to exceed our initial estimates due to rising construction costs and the additional costs of the proposed expansion. Our construction budget, based on current estimates, is in the range of $785 million to $835 million, which exceeds our initial estimates by $285 million to $335 million. These estimates include the estimated construction costs for the expanded 2,000 room facility and exclude $69 million in capitalized interest, $41 million in pre-opening costs, and existing and anticipated additional governmental economic incentives we may receive, which are currently estimated to be $145 million. The current Gaylord National budget estimate includes approximately $36 million of contingency, which if not spent would be saved entirely by the Company. Because the project is in the early stages of construction and certain portions of the project have not been bid or contracted, we cannot be certain of the final costs of the project.
As of the date of this filing, we have in place a guaranteed maximum price construction contract with our general contractor for the Gaylord National project covering $236 million of the work to be performed at this project. As additional portions of the Gaylord National project are bid and contracted, they are being added to our existing guaranteed maximum price contract by way of amendment. We anticipate having a guaranteed maximum price contract covering the entire project within the next 12 months. Because we do not have the entire project under contract at this time, there is a risk that the total construction cost for the project could increase beyond our current estimates or that the necessary contractors and subcontractors, as well as materials, will not be available.
The anticipated costs and completion dates for the Gaylord National are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and our general contractor and that are subject to change as the design, development and construction documents are finalized and more actual construction work is performed. A failure to complete the Gaylord National on budget or on schedule may adversely affect our financial condition, results of operations or cash flows.
We intend to use cash flow from operations, our $600 million credit facility, and governmental incentives to finance the costs of constructing and opening the Gaylord National. We are considering our alternatives to finance the proposed 500-room expansion of the Gaylord National, including governmental incentives, but as of this date we have neither sought nor secured any commitments for that financing. We may seek additional debt or equity financing for this or other projects. In addition, our $600 million credit facility requires the Gaylord National to be substantially completed by June 30, 2008 (subject to customary force majeure provisions) and currently limits the aggregate amount of capital expenditures made to complete the project. The failure to obtain the necessary financing, or to satisfy or receive waivers of the credit facility requirements, could adversely affect our ability to construct the Gaylord National and any other hotel projects in the future.
In addition, we do not have experience operating in the Washington, D.C. market. We cannot assure you that the project will be completed, that it will be opened on time or on budget, or that its future operations will be successful.
There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.
Our ongoing and future construction projects, such as the Gaylord National, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of the Gaylord National or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects. We have no financing plans for projects other than the Gaylord National, and we do not know if any needed financing will be available on favorable terms.

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
Our existing hotel properties are located predominately in the southeastern United States. As a result, our business and our financial operating results may be materially affected by adverse economic, weather or business conditions in the Southeast. In addition, our ResortQuest vacation rental business manages properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado. Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, may have an adverse impact on our ResortQuest operations. Our ResortQuest operations in the coastal areas of the Southeast have been adversely impacted by hurricanes in recent years, with many units out of service for extended periods, and we may experience a significant impact on our results of operations if future adverse weather conditions occur.
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
We have certain minority investments which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Viacom, Bass Pro and RHAC, LLC (the entity which owns the Aston Waikiki Beach Hotel). When we make these investments, we sometimes extend guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a market for those interests restricts our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we may enter into joint venture arrangements. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.
We are subject to risks relating to acts of God, terrorist activity and war.
Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause in the future our results to differ materially from anticipated results.
The hospitality industry and the vacation and property management industry are heavily regulated, including with respect to food and beverage sales, real estate brokerage licensing, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.
Our hotel operations are subject to numerous laws, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of premises. Our vacation rental operations are also subject to licensing requirements applicable to real estate operations, laws and regulations relating to consumer protection and local ordinances. We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Although none of our employees are currently represented by labor unions, labor union organizing activities may take place at any new hotel property we open. Additionally, we may in the future experience attempts to unionize employees at our existing hotels. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. The success of expanding our hotel operations also depends upon our obtaining necessary building permits and zoning variances from local authorities. Compliance with these laws is time intensive and costly and may reduce our revenues and operating income.
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
We currently have a significant amount of debt. As of December 31, 2005, we had $600.3 million of total debt, exclusive of our $613.1 million secured forward exchange contract, and stockholders’ equity of $848.6 million.
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
In addition, the terms of our $600 million credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $47.6 million and $97.8 million for the years ended December 31, 2005 and 2004, respectively. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance this indebtedness on favorable terms, or at all. We may incur additional debt in connection with our planned expansion of the Gaylord National hotel project or any additional hotel development.
The agreements governing our debt, including our 8% senior notes, our 6.75% senior notes and our $600 million credit facility, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.
Our existing financial agreements, including our $600 million credit facility and the senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and limit or prohibit our ability to, among other things:
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
In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. We believe that the current market price of our common stock reflects expectations that we will be able to continue to operate our existing hotels profitably and to develop new hotel properties profitably. If we are unable to accomplish this, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, increased labor and other costs, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as the recent terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.
To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
Our ability to make payments on, or repay or refinance, our debt, including any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants and financial ratios in our $600 million credit facility and our other debt agreements, including the indentures governing our 6.75% senior notes due 2014 and our 8% senior notes due 2013 and other agreements we may enter into in the future. At the expiration of the secured forward exchange contract relating to shares of Viacom stock we own, we will be required to incur additional debt or use any cash on hand to pay the estimated $152.3 million deferred tax payable at that time. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our $600 million credit facility or from other sources in an amount sufficient to enable us to pay our debt, to fund our tax liability or to fund our other liquidity needs.
Our certificate of incorporation and bylaws and Delaware law could make it difficult for a third party to acquire our company.
The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:
•	authorize us to issue “blank check’’ preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;
•	provide that directors may only be removed with cause by the affirmative vote of at least a majority of the votes of shares entitled to vote thereon;
•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at meeting;
•	provide that special meetings of stockholders may be called only by our chairman or by majority of the members of our board of directors;
•	impose restrictions on ownership of our common stock by non-United States persons due to our ownership of a radio station; and
•	prohibit shareholder actions taken on written consent.
We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for publicly traded equity securities, and also could limit the price that investors are willing to pay in the future for shares of our publicly traded equity securities. We have considered other measures such as adoption of a stockholder rights plan. Although we have not adopted such a plan to date, we may do so in the future.
Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
Our board of directors has the power to issue up to 100.0 million shares of preferred stock without any action on the part of our stockholders. As of March 1, 2006, we had no shares of preferred stock outstanding. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue additional shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Corporate and Other
We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a five-story office building comprising approximately 80,000 square feet. We also own our shared services center located within the Opryland complex, which contains approximately 84,000 square feet of space. Gaylord believes that these facilities and the facilities described below utilized for each of its business segments are generally well maintained.
Hospitality
We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.5 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. Gaylord has leased a 65-acre tract in Osceola County, Florida, on which Gaylord Palms is located pursuant to a 75-year ground lease with a 24-year renewal option. Gaylord has granted a leasehold mortgage to the lender under its revolving credit facility. Gaylord acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 25 acres), on which the Gaylord Texan is located. Gaylord acquired approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which it is developing a hotel to be known as the Gaylord National Resort & Convention Center. All properties secure our $600 million credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ResortQuest
ResortQuest currently has approximately 190 properties in 12 states in the U.S. and one province in Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own approximately 35 of these facilities and lease approximately 155 properties. We consider all of these owned and leased properties to be suitable and adequate for the conduct of our business.
Opry and Attractions Group
We own the General Jackson Showboat’s docking facility and the Opry House, both of which are located within the Opryland complex. We also own the Gaylord Springs Golf Links, an 18-hole golf course situated on over 200 acres, which is located near the Opryland complex. In downtown Nashville, we own the Ryman Auditorium and the Wildhorse Saloon dance hall and production facility. We own WSM Radio’s offices and studios, which are also located within the Opryland complex.
Item 3. Legal Proceedings
We and various of our subsidiaries are involved in lawsuits incidental to the ordinary course of our businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. We maintain various insurance policies, including general liability and property damage insurance, as well as workers’ compensation, business interruption, and other policies, which we believe provide adequate coverage for the risks associated with our range of operations. We believe that we are adequately insured against these claims by our existing insurance policies and that the outcome of any pending claims or proceedings will not have a material adverse effect on our financial position or results of operations.
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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2005		2004
	High	Low	High	Low
First Quarter	$44.19	$38.27	$32.70	$28.25
Second Quarter	47.19	38.20	32.70	28.05
Third Quarter	48.97	42.12	31.71	26.55
Fourth Quarter	48.80	38.50	42.06	30.43
There were approximately 2,150 record holders of our common stock as of March 1, 2006.
We have not paid dividends on our common stock during the 2004 or 2005 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.
The following table includes information about our stock option plans as of December 31, 2005:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	3,757,855	$28.17	1,196,356
Equity compensation plans not approved by security holders(1)	—	—	—

(1)	In connection with our acquisition of ResortQuest on November 20, 2003, we assumed the obligations of ResortQuest under its Amended and Restated 1998 Long-Term Incentive Plan. As of December 31, 2005, there were 153,163 shares of our common stock reserved for issuance upon the exercise of options previously granted under this stock option plan. No additional options to purchase our common stock will be issued under this plan.

Item 6. Selected Financial Data
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA
     The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2005, 2004 and 2003 and for each of the three years in the period ended December 31, 2005 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for the Bass Pro investment and discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 included herein. We acquired ResortQuest on November 20, 2003 and the results of operations of ResortQuest are included in our results since November 20, 2003.

	Years Ended December 31,
	2005	2004		2003		2002		2001
	(in thousands, except per share amounts)
Income Statement Data:
Revenues:
Hospitality	$576,927	$473,051		$369,263		$339,380		$228,712
Opry and Attractions	67,097	66,565		61,433		65,600		67,064
ResortQuest	224,253	190,823		16,383		—		—
Corporate and Other	512	388		184		272		290

Total revenues	868,789	730,827		447,263		405,252		296,066

Operating expenses:
Operating costs	554,860	466,511		275,812		254,583		201,299
selling, general and administrative	204,662	184,952		116,864		108,732		67,212
Preopening costs(1)	5,005	14,205		11,562		8,913		15,927
Gain on sale of assets(2)	—	—		—		(30,529)		—
Impairment and other charges	—	1,212	(4)	856	(4)	—		14,262	(4)
Restructuring charges	—	196	(5)	—		(17	)(5)	2,182	(5)
Depreciation and amortization:
Hospitality	63,188	58,521		46,536		44,924		25,593
Opry and Attractions	5,347	5,215		5,129		5,778		6,270
ResortQuest	10,645	9,210		1,157		—		—
Corporate and Other	4,049	4,737		6,099		5,778		6,542

Total depreciation and amortization	83,229	77,683		58,921		56,480		38,405

Total operating expenses	847,756	744,759		464,015		398,162		339,287

Operating income (loss):
Hospitality	72,705	43,525		42,347		25,972		34,270
Opry and Attractions	1,889	1,548		(600)		1,596		(5,010)
ResortQuest	(7,290)	359		(2,685)		—		—
Corporate and Other	(41,266)	(43,751)		(43,396)		(42,111)		(40,110)
Preopening costs(1)	(5,005)	(14,205)		(11,562)		(8,913)		(15,927)
Gain on sale of assets(2)	—	—		—		30,529		—
Impairment and other charges	—	(1,212	) (4)	(856	) (4)	—		(14,262	) (4)
Restructuring charges	—	(196	) (5)	—		17	(5)	(2,182	) (5)

Total operating income (loss)	21,033	(13,932)		(16,752)		7,090		(43,221)
Interest expense, net of amounts capitalized	(73,169)	(55,064)		(52,804)		(46,960)		(39,365)
Interest income	2,479	1,501		2,461		2,808		5,554
Unrealized (loss) gain on Viacom stock	(41,554)	(87,914)		39,831		(37,300)		782
Unrealized gain (loss) on derivatives, net	35,705	56,533		(33,228)		86,476		54,282

Income (loss) from unconsolidated companies	2,169	3,825		2,340		3,058		(385)
Other gains and (losses)	6,656	1,089		2,209		1,163		2,661

(Loss) income from continuing operations before income taxes	(46,681)	(93,962)		(55,943)		16,335		(19,692)
(Benefit) provision for income taxes	(15,147)	(39,709)		(23,784)		2,509		(9,291)

(Loss) income from continuing operations	(31,534)	(54,253)		(32,159)		13,826		(10,401)
(Loss) gain from discontinued operations, net of taxes(3)	(2,416)	615		34,411		85,757		(48,833)

Cumulative effect of accounting change, net of taxes	—	—		—		(2,572)	(6)	11,202	(7)

Net (loss) income	$(33,950)	$(53,638)		$2,252		$97,011		$(48,032)

(Loss) Income Per Share:
(Loss) income from continuing operations	$(0.78)	$(1.37)		$(0.93)		$0.41		$(0.31)
(Loss) gain from discontinued operations	(0.07)	0.02		1.00		2.54		(1.45)
Cumulative effect of accounting change	—	—		—		(0.08)		0.33

Net (loss) income	$(0.85)	$(1.35)		$0.07		$2.87		$(1.43)

(Loss) Income Per Share — Assuming Dilution:
(Loss) income from continuing operations	$(0.78)	$(1.37)		$(0.93)		$0.41		$(0.31)
(Loss) gain from discontinued operations	(0.07)	0.02		1.00		2.54		(1.45)
Cumulative effect of accounting change	—	—		—		(0.08)		0.33

Net (loss) income	$(0.85)	$(1.35)		$0.07		$2.87		$(1.43)

	As of December 31,
	2005		2004		2003		2002		2001
	(in thousands)
Balance Sheet Data:
Total assets	$2,532,590	(8)	$2,521,045	(8)	$2,581,010	(8)	$2,180,098	(8)	$2,175,993	(8)
Total debt	600,300	(9)	576,409	(9)	548,759	(9)	340,638	(9)	468,997	(9)
Secured forward exchange contract	613,054	(8)	613,054	(8)	613,054	(8)	613,054	(8)	613,054	(8)
Total stockholders’ equity	848,567		869,601		906,793		788,437		695,979

(1)	Preopening costs are related to the Gaylord Palms, the Gaylord Texan and our Gaylord National hotel project in the Washington, D.C. area. Gaylord Palms opened in January 2002 and the Gaylord Texan opened in April 2004. The Gaylord National hotel is expected to open in 2008.

(2)	During 2002, we sold our one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

(3)	In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the provisions of SFAS No. 144, we have presented the operating results and financial position of the following businesses as discontinued operations: certain ResortQuest markets; WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, our artist management business; Oklahoma RedHawks; our international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and our water taxis.

(4)	Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets. The components of the impairment and other charges related to continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2001
		(in thousands)
Programming, film and other content	$1,212	$856	$6,858
Gaylord Digital and other technology investments	—	—	4,576
Property and equipment	—	—	2,828

Total impairment and other charges	$1,212	$856	$14,262

(5)	Related primarily to employee severance and contract termination costs.

(6)	Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. We recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(7)	Reflects the cumulative effect of the change in accounting method related to recording the derivatives associated with the secured forward exchange contract at fair value as of January 1, 2001, of $18.3 million less a related deferred tax provision of $7.1 million.

(8)	In 1999 we recognized a pretax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock (which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock), $4.2 million of cash, and other consideration. The Viacom, Inc. Class B common stock was included in total assets at its market values of $356.6 million, $400.4 million, $488.3 million, $448.5 million and $485.8 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively. During 2000, we entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. Prepaid interest related to the secured forward exchange contract of $37.3 million, $64.3 million, $91.2 million, $118.1 million and $145.0 million was included in total assets at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(9)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan, and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Current Operations
Our operations are organized into four principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
During the third quarter of 2003, we completed a sale of the assets primarily used in the operation of WSM-FM and WWTN(FM) (collectively, the “Radio Operations”) to Cumulus Media, Inc. (“Cumulus”). The Radio Operations were previously included in a separate business segment, Media, along with WSM-AM. Although the Radio Operations are included in discontinued operations for the year ended December 31, 2003, WSM-AM is now grouped in the Opry and Attractions segment for all periods presented. During the fourth quarter of 2003, we completed the disposition of our ownership interests in the Oklahoma RedHawks, and the financial results of this business are included in discontinued operations for the year ended December 31, 2003.
The acquisition of ResortQuest International, Inc. was completed on November 20, 2003. The results of operations of ResortQuest have been included in our financial results beginning November 20, 2003.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2005	2004	2003

Hospitality	66%	65%	83%
ResortQuest	26%	26%	3%
Opry and Attractions	8%	9%	14%
Corporate and Other	0%	0%	0%
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
Key Performance Indicators
     Hospitality Segment. The operating results of our Hospitality segment are highly dependent on the volume of customers and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:
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
The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempt to offset any identified shortfalls in occupancy by creating special events at our hotels to attract transient guests or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which have often been contracted for several years in advance, and the level of transient business at our hotels during such period.
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
The results of operations of our ResortQuest segment are principally affected by the number of guests staying at the vacation rental properties managed by us in a given period. A variety of factors can affect the results of any interim period, such as adverse weather conditions, units out of service due to weather-related property damage, economic conditions in a particular region or the nation as a whole, the perceived attractiveness of the vacation destinations in which we are located, and the quantity and quality of our vacation rental property units under management. In addition, many of the units that we manage are located in seasonal locations (for example, our beach resorts in Florida), resulting in our business locations recognizing a larger percentage of their revenues during the peak seasons in their respective locations.

Overall Outlook
     Hospitality Segment. We have invested heavily in our operations in the years ended December 31, 2005, 2004 and 2003, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004, the ResortQuest acquisition, completed on November 20, 2003, and beginning construction of the Gaylord National hotel project, described below, in 2005. Our investments in 2006 will consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million on which are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. We currently expect to open the hotel in 2008.
In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until the project is completed. Upon completion of the project, these bonds will be delivered to us. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format, and is filed as Exhibit 10.14 to this Annual Report on Form 10-K. As of December 31, 2005, we had committed to pay $220.7 million under this agreement and the other agreements for construction services and supplies. Construction costs to date have exceeded our initial estimates from 2004. In addition, on February 14, 2006, we announced a planned 500-room expansion of the Gaylord National hotel project, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. We estimate the total cost of the project to be in the range of $785 million to $835 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes $69 million in capitalized interest, $41 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $36 million of contingency, which if not spent would be saved entirely by the Company. As of December 31, 2005, we have spent $65.9 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $95 million government bond described above, as well as additional debt or equity financing and additional governmental incentives (the value of which we estimate to be approximately $50 million) that we hope to secure in connection with the 500-room expansion, to fund the development and construction costs and to pay related fees and expenses.
We are also considering other potential hotel sites throughout the country, including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
     ResortQuest Segment. We plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities. On January 1, 2005, we acquired from East West Resorts certain managed vacation rental units in Aspen and Breckenridge, Colorado and the South Carolina Beach destinations of Hilton Head and Charleston Outer Islands. On February 1, 2005, we acquired the Whistler, British Columbia lodging business of O’Neill Hotels and Resorts, Ltd.
We also plan to take advantage of real estate development opportunities as these opportunities arise. On May 31, 2005 we completed the purchase of the Aston Waikiki Beach Hotel in Honolulu, Hawaii for a purchase price of $107 million and the simultaneous sale of an 80.1% interest in the property to a private real estate fund managed by DB Real Estate Opportunities Group. Additionally, ResortQuest (which was already managing the property) entered into a new 20-year management agreement with respect to the property. In December 2005, a portion of the hotel property was sold, and we received our proportionate share of the sale proceeds. The transactions involving the Aston Waikiki Beach Hotel are discussed in further detail in Note 7 to our financial statements included herewith, which are incorporated by reference herein.
During the third quarter of 2005, we committed to a plan of disposal of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. Exiting these markets, which represent less than 10% of ResortQuest’s total inventory, will not have a material impact on ResortQuest’s financial results. The operating results for these ResortQuest markets are reflected in Gaylord’s consolidated financial results as discontinued operations, net of taxes, for all periods presented since their acquisition in November 2003.

The 2005 hurricane season had an adverse effect on ResortQuest’s results of operations for 2005. In particular, Hurricane Dennis, which made landfall in Northwest Florida in early July, severely disrupted travel to the Southeast during a peak demand period resulting in a large number of cancellations in affected markets. Given a seasonal ramp-up of staffing levels tied to servicing the greater number of vacationers during the summer months, an unexpected shortfall in demand contributed to high operating losses in Florida’s seasonally strong profit generating markets. While the total extent of the damage to our inventory and business interruption due to hurricane Dennis is in the process of being assessed, we have filed a business interruption claim with our insurers. Results in 2005 were also adversely affected by the ongoing reinvestment in brand-building initiatives, such as technology, marketing and organizational improvements. ResortQuest’s results of operations for 2004 were also adversely impacted by Florida hurricanes in 2004, but the impact was much less severe than in 2005.
Selected Financial Information
The following table contains our selected financial information for each of the three years ended December 31, 2005, 2004 and 2003. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

	2005	%	2004	%	2003	%
	(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$576,927	66.4%	$473,051	64.7%	$369,263	82.6%
Opry and Attractions	67,097	7.7%	66,565	9.1%	61,433	13.7%
ResortQuest	224,253	25.9%	190,823	26.2%	16,383	3.7%
Corporate and Other	512	0.0%	388	0.0%	184	0.0%

Total revenues	868,789	100.0%	730,827	100.0%	447,263	100.0%

OPERATING EXPENSES:
Operating costs	554,860	63.9%	466,511	63.8%	275,812	61.7%
Selling, general and administrative	204,662	23.6%	184,952	25.3%	116,864	26.1%
Preopening costs	5,005	0.6%	14,205	1.9%	11,562	2.6%
Impairment and other charges	—	0.0%	1,212	0.2%	856	0.2%
Restructuring charges	—	0.0%	196	0.0%	—	0.0%
Depreciation and amortization:
Hospitality	63,188	7.3%	58,521	8.0%	46,536	10.4%
Opry and Attractions	5,347	0.6%	5,215	0.7%	5,129	1.1%
ResortQuest	10,645	1.2%	9,210	1.3%	1,157	0.3%
Corporate and Other	4,049	0.5%	4,737	0.6%	6,099	1.4%

Total depreciation and amortization	83,229	9.6%	77,683	10.6%	58,921	13.2%

Total operating expenses	847,756	97.6%	744,759	101.9%	464,015	103.7%

OPERATING INCOME (LOSS):
Hospitality	72,705	12.6%	43,525	9.2%	42,347	11.5%
Opry and Attractions	1,889	2.8%	1,548	2.3%	(600)	-1.0%
ResortQuest	(7,290)	-3.3%	359	0.2%	(2,685)	-16.4%
Corporate and Other	(41,266)	(A )	(43,751)	(A )	(43,396)	(A )
Preopening costs	(5,005)	(B )	(14,205)	(B )	(11,562)	(B )
Impairment and other charges	—	(B )	(1,212)	(B )	(856)	(B )
Restructuring charges	—	(B )	(196)	(B )	—	(B )

Total operating income (loss)	21,033	2.4%	(13,932)	-1.9%	(16,752)	-3.7%
Interest expense, net of amounts capitalized	(73,169)	(C )	(55,064)	(C )	(52,804)	(C )
Interest income	2,479	(C )	1,501	(C )	2,461	(C )
Unrealized (loss) gain on Viacom stock and derivatives, net	(5,849)	(C )	(31,381)	(C )	6,603	(C )
Income from unconsolidated companies	2,169	(C )	3,825	(C )	2,340	(C )
Other gains and (losses)	6,656	(C )	1,089	(C )	2,209	(C )
Benefit for income taxes	15,147	(C )	39,709	(C )	23,784	(C )
Gain from discontinued operations, net of taxes	(2,416)	(C )	615	(C )	34,411	(C )

Net (loss) income	$(33,950)	(C )	$(53,638)	(C )	$2,252	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and per share data)
Total revenues	$868,789	18.88%	$730,827	63.40%	$447,263
Total operating expenses	847,756	13.83%	744,759	60.50%	464,015
Operating income (loss)	21,033	250.97%	(13,932)	16.83%	(16,752)
Net (loss) income	(33,950)	-36.71%	(53,638)	-2481.79%	2,252
Net (loss) income per share — fully diluted	(0.85)	-37.04%	(1.35)	-2028.57%	0.07
2005 Results As Compared to 2004 Results
The increase in our total revenues and total operating expenses in 2005, as compared to 2004, was due to improved Hospitality operating segment performance and the related increase in operating expenses necessary to service this revenue, a full year of operations for the Gaylord Texan and increased revenues and operating expenses at our ResortQuest segment. Results at our Hospitality segment, along with a $9.2 million reduction in preopening costs in 2005 as compared to 2004, are primarily responsible for our operating income in 2005, as compared to our operating loss in 2004. However, the ResortQuest segment’s operating loss of $7.3 million in 2005, as compared to an operating income of $0.4 million in 2004, served to decrease the amount of our operating income in 2005.
Our operating income in 2005 was responsible in part for the reduction in size of our net loss in 2005, as compared to 2004, although the following factors, among others, also impacted our net loss for 2005:
•	The recognition of a net unrealized loss on our investment in Viacom stock and the related secured forward exchange contract of $5.8 million in 2005, as compared to a net unrealized loss of $31.4 million in 2004.

•	An increase in interest expense, net of amounts capitalized, of approximately $18.1 million in 2005, as compared to 2004.

•	A $24.6 million reduction in the amount of our benefit for income taxes in 2005, as compared to 2004.

•	A $5.6 million increase in our other gains and losses, net, in 2005, as compared to 2004.
2004 Results As Compared to 2003 Results
The increase in our total revenues and total operating expenses in 2004, as compared to 2003, was primarily due to a full year of operations for our ResortQuest subsidiary and the opening of the Gaylord Texan. Although our operating loss decreased $2.8 million in 2004, as compared to 2003, the following factors contributed to our net loss for 2004, as compared to our net income for 2003:
•	The recognition of a net unrealized loss on our investment in Viacom stock and the related secured forward exchange contract of $31.4 million in 2004, as compared to a net unrealized gain of $6.6 million in 2003.

•	The recognition of a gain on discontinued operations, net of taxes, of $0.6 million in 2004, as compared to a gain on discontinued operations, net of taxes, of $34.4 million in 2003.

•	An additional $18.8 million of depreciation and amortization expense in 2004 due to the opening of the Gaylord Texan, the acquisition of ResortQuest and additional capital expenditures.

•	An additional $2.6 million in preopening costs in 2004 primarily as a result of the construction of the Gaylord Texan.

•	A $2.3 million increase in interest expense, net of amounts capitalized, in 2004.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment occupancy rates and ADR in 2005, which resulted in an increased Hospitality RevPAR in 2005.

•	Improved food and beverage, banquet and catering services at our hotels for 2005 and 2004, which positively impacted Total RevPAR at our hotels as compared to prior periods.

•	The opening of the Gaylord Texan in April 2004 and the resulting addition of Hospitality segment revenues and operating expenses associated with the hotel, as well as the incurrence of preopening costs in 2003 and 2004 prior to its opening.

•	The ResortQuest acquisition, which was completed on November 20, 2003, and the resulting addition of revenues and expenses for the full 2004 and 2005 fiscal years associated with the ResortQuest segment.
Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Hospitality revenue (1)	$576,927	21.96%	$473,051	28.11%	$369,263
Hospitality operating expenses:
Operating costs	346,179	21.07%	285,930	32.44%	215,901
Selling, general and administrative	94,855	11.50%	85,075	31.94%	64,479
Depreciation and amortization	63,188	7.97%	58,521	25.75%	46,536

Total Hospitality operating expenses	504,222	17.39%	429,526	31.39%	326,916

Hospitality operating income (2)	$72,705	67.04%	$43,525	2.78%	$42,347

Hospitality performance metrics:
Occupancy (6)	73.9%	4.38%	70.8%	-1.94%	72.2%
ADR	$149.73	4.96%	$142.65	0.06%	$142.57
RevPAR (3) (6)	$110.65	9.57%	$100.99	-1.82%	$102.86
Total RevPAR (4) (6)	$262.65	16.26%	$225.91	2.48%	$220.44
Net Definite Room Nights Booked (5)	1,840,000	16.71%	1,580,000	22.48%	1,290,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented but only include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary revenues (which equals Hospitality segment revenue) by room nights available to guests for the period. The term “other ancillary revenues” means non-room revenue other than food and beverage and consists primarily of revenue from banquets and other events hosted by the hotel, gift shop and other miscellaneous sales. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 434,000 and 113,000 room nights for the years ended December 31, 2005 and 2004, respectively, related to Gaylord National, which we expect to open in 2008.

(6)	Excludes 28,997 room nights that were taken out of service during the year ended December 31, 2005 as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in total Hospitality segment revenue for the year ended December 31, 2005, as compared to the same period in 2004, was due to improved performance in the segment and a full year of results at the Gaylord Texan. The increase in total Hospitality segment revenue for the year ended December 31, 2004, as compared to the same period in 2003, is primarily due to the inclusion of $102.1 million of revenues from the Gaylord Texan after its April 2, 2004 opening and improved performance at the Gaylord Palms.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for both the year ended December 31, 2005 and the year ended December 31, 2004, as compared to prior periods, is attributable to an increase in Hospitality segment operating costs, Hospitality segment selling, general and administrative expenses and Hospitality segment depreciation and amortization expense, which is discussed further below.
Hospitality operating costs which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in 2005, as compared to 2004, primarily due to additional costs necessary to service the additional occupancy and services and a full year of operations at the Gaylord Texan. Hospitality segment operating costs increased in the year ended December 31, 2004, as compared to the same period in 2003, due primarily to the inclusion of $73.3 million in operating costs related to the Gaylord Texan.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the year ended December 31, 2005, as compared to the same period in 2004, primarily due to additional marketing and sales expenditures during the period, including a full year of operations at the Gaylord Texan. The increase in Hospitality selling, general and administrative expenses in the year ended December 31, 2004, as compared to the same period in 2003, is due primarily to the inclusion of $17.3 million in selling, general and administrative expenses related to the Gaylord Texan.
The increase in total Hospitality depreciation and amortization expense for the year ended December 31, 2005, as compared to the same period in 2004, is primarily due to a full year of depreciation and amortization at the Gaylord Texan. Total Hospitality depreciation and amortization expense increased in the year ended December 31, 2004, as compared to the same period in 2003, due to the opening of the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms, and Gaylord Texan for the years ended December 31, 2005, 2004 and 2003:
     Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Total revenues	$238,495	14.44%	$208,410	-3.18%	$215,265
Operating expense data:
Operating costs	146,955	16.56%	126,079	-3.34%	130,435
Selling, general and administrative	36,674	15.24%	31,825	0.36%	31,712
Hospitality performance metrics:
Occupancy (1)	75.4%	6.95%	70.5%	-2.62%	72.4%
ADR	$139.43	0.28%	$139.04	1.14%	$137.47
RevPAR (1)	$105.14	7.22%	$98.06	-1.54%	$99.59
Total RevPAR (1)	$233.36	18.07%	$197.65	-3.47%	$204.75

(1)	Excludes 28,997 room nights that were taken out of service during the year ended December 31, 2005 as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2005, as compared to the same period in 2004, was due to increased occupancy at the hotel combined with a relatively stable ADR in 2005 (as compared to the prior period). The increase in occupancy was driven by more group business at the hotel and improved transient business (driven by greater consumer response to changes in the hotel’s holiday events) in the fourth quarter of 2005, as compared to 2004. Gaylord Opryland’s revenues and operating performance metrics were also impacted by a continued multi-year rooms renovation program, as described above.
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
The increase in operating costs at Gaylord Opryland in 2005, as compared to 2004, was due to the increased levels of occupancy, and corresponding increase in variable expenses, at the hotel during 2005. The increase in selling, general and administrative expenses at Gaylord Opryland in the year ended December 31, 2005, as compared to the same period in 2004, was due to sales and marketing efforts and additional expenses associated with events designed to attract transient guests in the summer and winter months.
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

     Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Total revenues	$165,547	6.7%	$155,116	5.7%	$146,800
Operating expense data:
Operating costs	92,618	7.9%	85,805	5.0%	81,716
Selling, general and administrative	34,086	-1.0%	34,413	10.0%	31,286
Hospitality performance metrics:
Occupancy	74.1%	0.3%	73.9%	2.2%	72.3%
ADR	$170.48	3.6%	$164.61	-0.7%	$165.79
RevPAR	$126.32	3.8%	$121.69	1.5%	$119.87
Total RevPAR	$322.58	7.0%	$301.43	5.4%	$286.05
The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the year ended December 31, 2005, as compared to the same period in 2004, was due to a slight increase in occupancy, combined with a higher ADR, during the period. The higher ADR was driven by higher-paying group meetings and conventions at the hotel during the period. The increase in Gaylord Palms revenue and RevPAR in the year ended December 31, 2004, as compared to the same period in 2003, was due to higher occupancy rates and relatively stable ADR. Strong food and beverage and other ancillary revenues served to further increase the hotel’s Total RevPAR in both 2005 and 2004, as compared to prior periods.
The increase in operating costs at Gaylord Palms in 2005, as compared to 2004, was due to increases in variable expenses at the hotel, including expenses associated with servicing the increased food and beverage revenues at the hotel, during the period. Selling, general and administrative expenses at Gaylord Palms in the year ended December 31, 2005, as compared to the same period in 2004, remained stable.
The increase in the hotel’s operating costs for the year ended December 31, 2004, as compared to the same period in 2003, was the result of the increased levels of occupancy, and corresponding increase in variable expenses, at the hotel. The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2004, as compared to the same period in 2003, was due to increases in special events advertising at the hotel.

     Gaylord Texan Results. The results of Gaylord Texan for the year ended December 31, 2005 and for the period from April 2, 2004, its date of opening, to December 31, 2004 are as follows:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Total revenues	$165,015	61.7%	$102,063	N/A	N/A
Operating expense data:
Operating costs	103,211	46.9%	70,281	N/A	N/A
Selling, general and administrative	22,149	28.1%	17,286	N/A	N/A
Hospitality performance metrics:
Occupancy	71.7%	4.7%	68.5%	N/A	N/A
ADR	$162.03	17.3%	$138.19	N/A	N/A
RevPAR	$116.20	22.7%	$94.70	N/A	N/A
Total RevPAR	$299.20	21.4%	$246.52	N/A	N/A
The increase in Gaylord Texan revenue in the year ended December 31, 2005, as compared to the same period in 2004, was due in part to a full year of operations in 2005. However, the hotel’s maturing operations, higher occupancy and a mix of higher-paying customers led to increased ADR, RevPAR and Total RevPAR in 2005, which also contributed to the increase in revenues.
The increase in operating costs at the Gaylord Texan in the year ended December 31, 2005, as compared to the same period in 2004, is due to the hotel’s full year of operations and increased costs necessary to service the increased occupancy.
The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2005, as compared to the same period in 2004, was due primarily to the hotel’s full year of operations in 2005.

ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the years ended December 31, 2005 and 2004 and the period from November 20, 2003 (the date of our acquisition of ResortQuest) to December 31, 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Total revenues	$224,253	17.5%	$190,823	1064.8%	$16,383
Operating expense data:
Operating costs	159,399	22.2%	130,459	961.7%	12,288
Selling, general and administrative	61,499	21.1%	50,795	803.3%	5,623
Depreciation and amortization	10,645	15.6%	9,210	696.0%	1,157

Operating (loss) income	$(7,290)	2130.6%	$359	113.4%	$(2,685)

ResortQuest performance metrics:
Occupancy	53.1%	-2.4%	54.4%	2.6%	53.0%
ADR	$157.26	5.8%	$148.64	5.6%	$140.72
RevPAR (1)	$83.56	3.4%	$80.82	8.3%	$74.60
Total Units Under Management (2)	16,353	6.5%	15,358	-2.7%	15,784

(1)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.

(2)	Represents units under exclusive management only.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions, food and beverage sales (and prior to our divestiture of our First Resort Software business on December 15, 2004, software and software maintenance sales). The increase in ResortQuest revenues for the year ended December 31, 2005, as compared to the same period in 2004, is due primarily to the addition of units associated with the East-West and Whistler acquisitions, as well as higher average daily rates, offset by slightly lower occupancy rates. The increase in ResortQuest revenue for the year ended December 31, 2004, as compared to the same period in 2003, is due to the inclusion of a full year of operations in 2004, as compared to, in 2003, only the inclusion of results from the period November 20, 2003 to December 31, 2003. ResortQuest’s revenues in 2004 and 2005 were adversely impacted by the hurricanes which affected the Gulf Coast region, as well as the units that were out of service due to damage from these hurricanes.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs. The increase in ResortQuest operating costs, selling, general and administrative expenses, and depreciation and amortization expense for the year ended December 31, 2005, as compared to the same period in 2004, is due to the addition of units and general and administrative expenses associated with the East-West and Whistler acquisitions and as a result of our continued investment in brand-building initiatives such as technology, marketing and organizational improvements. The increase in ResortQuest operating costs, selling, general and administrative expenses, and depreciation and amortization expense for the years ended December 31, 2004, as compared to the same period in 2003, is due to the inclusion of a full year of operations in 2004, as compared to, in 2003, only the inclusion of results from the period November 20, 2003 to December 31, 2003.

ResortQuest’s results of operations were also impacted by our decision to dispose of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. The results of operations of these markets are excluded from the results of continuing operations presented above for all periods presented.
Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages)
Total revenues	$67,097	0.8%	$66,565	8.4%	$61,433
Operating expense data:
Operating costs	42,263	1.0%	41,837	6.4%	39,310
Selling, general and administrative	17,598	-2.0%	17,965	2.1%	17,594
Depreciation and amortization	5,347	2.5%	5,215	1.7%	5,129

Operating income (loss) (1)	$1,889	22.0%	$1,548	358.0%	$(600)

(1)	Opry and Attractions operating income (loss) for 2004 excludes the effects of an impairment charge of $1.2 million recorded during 2004. See the discussion of impairment and other charges set forth below.
The increase in revenues in the Opry and Attractions segment for the years ended December 31, 2005 and 2004, as compared to prior periods, is due to increased attendance at the Grand Ole Opry, as well as increased Grand Ole Opry sponsorship and licensing revenues.
The increase in Opry and Attractions operating costs in 2005 and 2004, as compared to prior periods, were due to increased costs necessary to service the additional attendance.
Opry and Attractions selling, general and administrative expenses remained relatively flat in 2005 and 2004, as compared to prior periods.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Total revenues	$512	32.0%	$388	110.9%	$184
Operating expense data:
Operating costs	7,019	-15.3%	8,285	-0.3%	8,313
Selling, general and administrative	30,710	-1.3%	31,117	6.7%	29,168
Depreciation and amortization	4,049	-14.5%	4,737	-22.3%	6,099

Operating loss (1)	$(41,266)	5.7%	$(43,751)	-0.8%	$(43,396)

(1)	Corporate and Other operating loss for 2004 excludes the effects of an adjustment to restructuring charges of $0.2 million recorded during 2004. Corporate and other operating loss for 2003 excludes the effects of an impairment charge of $0.9 million recorded during 2003. See the discussion of impairment and other charges and restructuring charges set forth below.
Corporate and Other group revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses are comprised of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in 2005, as compared to 2004, due to a reduction in contract service costs and consulting fees related to information technology initiatives. Corporate and Other operating costs decreased slightly in 2004, as compared to the same period in 2003, as costs stabilized after the 2003 increase due to the changes in our long-term incentive plan compensation program and changes to the actuarial assumptions used in our pension plan.
Corporate and Other selling, general and administrative expenses, which consist primarily of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, remained relatively stable in 2005, as compared to 2004, driven by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to the newly formed Gaylord charitable foundation in 2005. Corporate and Other selling, general and administrative expenses increased in 2004, as compared to the same period in 2003, primarily due to an increase of $1.8 million in consulting and audit fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002.
Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, decreased in 2005, as compared to the same period in 2004, due to the retirement of certain depreciable assets. Corporate and Other depreciation and amortization expense decreased in 2004, as compared to the same period in 2003, due to certain electronic data processing software becoming fully depreciated in 2004.
Operating Results - Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs decreased in 2005, as compared to 2004, due to the opening of the Gaylord Texan in April 2004. Preopening costs increased $2.6 million, or 22.9%, in 2004 as compared to 2003 due to development of the Gaylord Texan. Preopening costs related to our Gaylord Texan hotel, which opened in April 2004, totaled $13.7 million in 2004 and $11.3 million in 2003.
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
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net (loss) income for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(73,169)	32.9%	$(55,064)	4.3%	$(52,804)
Interest income	2,479	65.2%	1,501	-39.0%	2,461

Unrealized (loss) gain on Viacom stock and derivatives, net	(5,849)	-81.4%	(31,381)	-575.3%	6,603
Income from unconsolidated companies	2,169	-43.3%	3,825	63.5%	2,340
Other gains and (losses)	6,656	511.2%	1,089	-50.7%	2,209
Benefit for income taxes	(15,147)	-61.9%	(39,709)	67.2%	(23,784)
(Loss) gain from discontinued operations, net of taxes	(2,416)	-492.8%	615	-98.2%	34,411
Interest Expense, Net of Amounts Capitalized
Interest expense increased $18.1 million, or 32.9%, to $73.2 million in 2005, net of capitalized interest of $2.7 million. The increase in our interest expense is primarily due to higher average debt balances during 2005, the write-off of $0.5 million of deferred financing costs in 2005 in connection with the replacement of our $100.0 million credit facility, and a $2.8 million decrease in capitalized interest. Capitalized interest decreased from $5.5 million during 2004 to $2.7 million during 2005 as a result of the opening of the Gaylord Texan in April 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract and excluding the write-off of deferred financing costs during the period, was 6.3% in 2005 as compared to 5.2% in 2004.
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
As further discussed in Note 8 to our consolidated financial statements for the year ended December 31, 2005 included herewith, the secured forward exchange contract related to our Viacom Stock investment resulted in non-cash interest expense of $26.9 million, $27.0 million, and $26.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
Interest Income
The increase in interest income during the year ended December 31, 2005, as compared to the same period in 2004, is due to higher cash balances invested in interest-bearing accounts. The decrease in interest income during the year ended December 31, 2004, as compared to the same period in 2003, is due to lower cash balances invested in interest-bearing accounts.
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

For the year ended December 31, 2005, we recorded net pretax gains of $35.7 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2005, we recorded net pretax losses of $41.6 million related to the decrease in fair value of the Viacom stock. For the year ended December 31, 2004, we recorded net pretax gains of $56.5 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2004, we recorded net pretax losses of $87.9 million related to the decrease in fair value of the Viacom stock. For the year ended December 31, 2003, we recorded net pretax losses of $33.2 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. For the year ended December 31, 2003, we recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom stock.
Income From Unconsolidated Companies
We account for our investments in Bass Pro and RHAC Holdings, LLC, the entity which owns the Aston Waikiki Beach Hotel, under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2005, 2004 and 2003 consisted of equity method income from these investments as follows:

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
	(in thousands, except percentages and performance metrics)
Bass Pro	$2,012	-47.4%	$3,825	63.5%	$2,340
RHAC Holdings, LLC	157	0.0%	—	0.0%	—

Total	$2,169	-43.3%	$3,825	63.5%	$2,340

     Bass Pro. Previously, from January 1, 2000 to July 8, 2004, we accounted for our investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, our ownership interest in Bass Pro increased to 26.6% as of the redemption date from approximately 19%. Because our ownership interest in Bass Pro increased to a level exceeding 20%, we were required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to account for our investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented. This change in accounting principle resulted in an increase in net income for the year ended December 31, 2003 of $1.4 million.
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro is immaterial to our consolidated financial statements in all prior periods. Therefore, we reflected our $1.7 million share of the restatement adjustments as a one-time adjustment to income from unconsolidated companies during the second quarter of 2005.
On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Group, LLC. Because the new entity owns these additional businesses, our ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, we will continue to account for our investment in Bass Pro under the equity method of accounting. Because we record equity in the income of Bass Pro one month in arrears, the restructuring of Bass Pro did not impact our recognition of income from our investment in Bass Pro in 2005.
     RHAC Holdings, LLC. On May 31, 2005, we, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings,

LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
For the period June 1, 2005 to December 31, 2005, ResortQuest earned total fees of $1.5 million from its management agreement with RHAC, LLC. During December 2005, RHAC, LLC sold the Mauka Tower, a 72-room hotel adjacent to the Aston Waikiki Beach Hotel. We received a cash distribution of $2.3 million from RHAC Holdings, LLC for our share of the proceeds from the sale.
Other Gains and (Losses)
Our other gains and (losses) for the year ended December 31, 2005 primarily consisted of a gain resulting from the settlement of certain litigation, the receipt of dividend distributions from our investment in Viacom stock, a gain on the sale of an internet domain name, a $2.1 million gain on the sale of the Ryman Auditorium parking lot, gains and losses on the sales of certain other fixed assets and other miscellaneous income and expenses. Our other gains and (losses) for the year ended December 31, 2004 primarily consisted of the receipt of dividend distributions from our investment in Viacom stock, offset by a loss of $1.8 million on the sale of our First Resort Software, Inc. business, and other miscellaneous income and expenses. Our other gains and (losses) for the year ended December 31, 2003 primarily consisted of the receipt of dividend distributions from our investment in Viacom stock, gains and losses on the disposals of fixed assets, and other miscellaneous income and expenses.
Benefit for Income Taxes
The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	2005	2004	2003
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	-1%	8%	8%
Other	-2%	-1%	0%

	32%	42%	43%

The decrease in our effective tax rate for the year ended December 31, 2005, as compared to our effective tax rate for the same period in 2004, was due primarily to a change in the rate used to value certain prior year state deferred tax assets.
The slight decrease in our effective tax rate for the year ended December 31, 2004, as compared to our effective tax rate for 2003, was primarily due to the settlement of certain federal income tax issues with the Internal Revenue Service related to its audits of our 1999, 2000, and 2001 income tax returns.
(Loss) Gain from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the years ended December 31, 2005, 2004, and 2003, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of $0.8 million during 2005 for employee severance benefits related to the discontinued markets. Based on our decision to dispose of these markets, we also recorded pre-tax impairment charges of $2.8 million during 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million.

We completed the sale of four of these markets during the fourth quarter of 2005 for approximately $1.4 million in cash. We recognized a pretax loss of $0.4 million during the fourth quarter of 2005 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations. We plan to sell the remaining markets as soon as practical.
     WSM-FM and WWTN(FM). During the first quarter of 2003, we committed to a plan of disposal of WSM-FM and WWTN(FM) (“Radio Operations”). Subsequent to committing to a plan of disposal, we, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, we also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, we, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, we finalized the sale of the Radio Operations for approximately $62.5 million, at which time, net proceeds of approximately $50 million were placed in an escrow account for completion of the Gaylord Texan. Concurrently, we also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. We continue to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.
During the third quarter of 2005, due to the expiration and resolution of certain claims and indemnifications in the sales contract, a previously established indemnification reserve of $0.1 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
     Acuff-Rose Music Publishing. During the second quarter of 2002, we committed to a plan of disposal of our Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, we finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. We recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale. Proceeds of $25.0 million were used to reduce our outstanding indebtedness.
During the third quarter of 2004, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.0 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
     Oklahoma RedHawks. During 2002, we committed to a plan of disposal of our approximately 78% ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma. During the fourth quarter of 2003, we sold our interests in the RedHawks and received cash proceeds of approximately $6.0 million. We recognized a loss of $0.6 million, net of taxes, related to the sale in discontinued operations in the accompanying consolidated statement of operations.
     Word Entertainment. During 2001, we committed to a plan to sell Word Entertainment. As a result of the decision to sell Word Entertainment, we reduced the carrying value of Word Entertainment to its estimated fair value by recognizing a pretax charge of $30.4 million in discontinued operations during 2001. The estimated fair value of Word Entertainment’s net assets was determined based upon ongoing negotiations with potential buyers. Related to the decision to sell Word Entertainment, a pretax restructuring charge of $1.5 million was recorded in discontinued operations in 2001. The restructuring charge consisted of $0.9 million related to lease termination costs and $0.6 million related to severance costs. In addition, we recorded a reversal of $0.1 million of restructuring charges originally recorded during 2000. During the first quarter of 2002, we sold Word Entertainment’s domestic operations to an affiliate of Warner Music Group for $84.1 million in cash. We recognized a pretax gain of $0.5 million in discontinued operations during the first quarter of 2002 related to the sale of Word Entertainment. Proceeds from the sale of $80.0 million were used to reduce outstanding indebtedness. During the third quarter of 2003, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $1.5 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years-ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
REVENUES:
ResortQuest Discontinued Markets	$15,962	$18,626	$1,537
Radio Operations	—	—	3,703
RedHawks	—	—	5,034

Total revenues	$15,962	$18,626	$10,274

OPERATING (LOSS) INCOME:
ResortQuest Discontinued Markets	$(1,421)	$(71)	$69
Radio Operations	—	—	615
Acuff-Rose Music Publishing	—	1	16
RedHawks	—	—	436
Word Entertainment	—	40	22
Businesses sold to OPUBCO	—	—	(620)
Impairment charges	(2,749)	—	—
Restructuring charges	(840)	—	—

Total operating (loss) income	(5,010)	(30)	538

INTEREST EXPENSE	—	—	(1)
INTEREST INCOME	33	20	8
OTHER GAINS AND (LOSSES)
ResortQuest Discontinued Markets	(393)	—	—
Radio Operations	136	—	54,555
Acuff-Rose Music Publishing	—	1,015	450
RedHawks	—	—	(1,159)
Word Entertainment	—	—	1,503
International cable networks	—	—	497

Total other gains and (losses)	(257)	1,015	55,846

(Loss) income before (benefit) provision for income taxes	(5,234)	1,005	56,391
(BENEFIT) PROVISION FOR INCOME TAXES	(2,818)	390	21,980

(Loss) gain from discontinued operations	$(2,416)	$615	$34,411

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the years ended December 31 (in thousands):

	2005	2004	2003
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$83,652	$57,704	$63,953
Net cash flows (used in) provided by operating activities — discontinued operations	(2,800)	(1,991)	2,833

Net cash flows provided by operating activities	80,852	55,713	66,786

Investing Cash Flows:
Purchases of property and equipment	(129,540)	(127,536)	(223,655)
Other	19,447	32,416	375

Net cash flows used in investing activities — continuing operations	(110,093)	(95,120)	(223,280)
Net cash flows provided by investing activities — discontinued operations	1,195	(318)	65,289

Net cash flows (used in) provided by investing activities	(108,898)	(95,438)	(157,991)

Financing Cash Flows:
Repayment of long-term debt	—	(199,181)	(425,104)
Proceeds from issuance of long-term debt	20,000	225,000	550,000
Other	23,956	(1,900)	(22,738)

Net cash flows provided by (used in) financing activities — continuing operations	43,956	23,919	102,158
Net cash flows used in financing activities — discontinued operations	389	359	(340)

Net cash flows provided by (used in) financing activities	44,345	24,278	101,818

Net change in cash and cash equivalents	$16,299	$(15,447)	$10,613

     Cash Flow From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2005, our net cash flows provided by our operating activities - continuing operations were $83.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies, dividends received from unconsolidated companies, and gains on sales of certain fixed assets of approximately $67.8 million, as well as favorable changes in working capital of approximately $15.9 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, incentive compensation, utilities, and expenses associated with the Christmas show at Gaylord Opryland, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advanced bookings and deposits received by the Gaylord Opryland and Gaylord Texan). These favorable changes in working capital were partially offset by an increase in trade receivables due to a change in the timing of guest lodging versus payments received at Gaylord Opryland and ResortQuest, as well as the payment of a portion of the accrued advertising expenses associated with the Naming Rights Agreement pursuant to the settlement of litigation associated with that agreement. During 2004, our net cash flows provided by operating activities — continuing operations were $57.7 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, income from unconsolidated companies, and loss on sale of First Resort Software assets of approximately $43.6 million, as well as favorable changes in working capital of approximately $14.1 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, advertising expenses, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Palms). These favorable changes in working capital were partially offset by an increase in trade receivables due to the opening of the

Gaylord Texan, as well as a slight decrease in receipts of deposits on advance bookings of vacation properties at ResortQuest. During 2003, our net cash flows provided by operating activities — continuing operations were $64.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and related derivatives, impairment charges, and income from unconsolidated companies of approximately $30.0 million, as well as favorable changes in working capital of approximately $34.0 million. The favorable changes in working capital primarily resulted from improved collection of trade receivables due to increased emphasis on timely collections, the timing of payment of various liabilities, including accrued interest, taxes, salaries and benefits, and advertising expenses, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Opryland hotel for large group meetings occurring in early 2004) and an increase in the volume of events occurring in early 2004 managed by our Corporate Magic business that require advance deposits.
     Cash Flows From Investing Activities. During 2005, our primary uses of funds and investing activities were the purchase of property and equipment totaling $129.5 million and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.2 million. Our capital expenditures during 2005 included construction at the new Gaylord National Resort & Convention Center of $58.2 million, continuing construction at the Gaylord Texan of $17.9 million, approximately $25.8 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project, and approximately $15.2 million related to ResortQuest. We also collected a $7.5 million note receivable from Bass Pro and received proceeds from the sale of assets totaling approximately $10.5 million in 2005. During 2004, our primary uses of funds and investing activities were the purchases of property and equipment which totaled $127.5 million. These capital expenditures included continued construction at the Gaylord Texan of $96.1 million, approximately $4.4 million related to the development of the Gaylord National hotel and approximately $12.2 million related to Gaylord Opryland. During 2003, our primary uses of funds and investing activities were also the purchases of property and equipment which totaled $223.7 million. These capital expenditures include continued construction at the Gaylord Texan of $193.3 million, approximately $1.3 million related to the development of the Gaylord National hotel and approximately $11.2 million related to Gaylord Opryland. In addition, there were approximately $7.3 million of capital expenditures related to the Grand Ole Opry in 2003. We also collected a $10.0 million note receivable from Bass Pro and received proceeds from the sale of assets and the sale of discontinued operations totaling approximately $64.7 million in 2003.
     Cash Flows From Financing Activities. The Company’s cash flows from financing activities reflected primarily the issuance of debt and the repayment of long-term debt. During 2005, the Company’s net cash flows provided by financing activities – continuing operations of $44.0 reflected primarily a $20.0 million borrowing under the new $600.0 million credit facility, a $24.0 million decrease in restricted cash and cash equivalents, and $9.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility. During 2004, the Company’s net cash flows provided by financing activities – continuing operations were $23.9 million, primarily reflecting the issuance of $225.0 million in 6.75% Senior Notes and the repayment of $199.2 million in debt outstanding under the Nashville Hotel Loan. During 2003, the Company’s net cash flows provided by financing activities – continuing operations were $102.2 million, primarily reflecting the issuance of $550.0 million in debt, which consisted of the issuance of $350.0 million in 8% Senior Notes and additional borrowings under our 2003 Florida/ Texas senior secured credit facility, and the repayment of $425.1 million in debt.
Working Capital
As of December 31, 2005, we had total current assets of $188.3 million and total current liabilities of $196.2 million, which resulted in a working capital deficit of $7.9 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties. These deferred revenue liabilities do not require future cash payments by us, so we believe our current assets, cash flows from operating activities, and availability under our $600.0 million credit facility will be sufficient to repay our current liabilities as they become due.
Principal Debt Agreements
     $600 Million Revolving Credit Facility. On March 10, 2005, we entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. Our new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow us, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature in March 9, 2010. At our election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reducing to 50% in the event a hotel property is sold). Our former $100.0 million revolving credit facility has been paid in full and the related mortgages and liens have been released.
In addition, the new credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:
•	We must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at our option if we make a leverage ratio election.

•	We must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.

•	Our investments in entities which are not wholly-owned subsidiaries (other than any such investment in any of our subsidiaries in existence as of March 10, 2005) may not exceed an amount equal to ten percent (10.0%) of our consolidated total assets.
As of December 31, 2005, we were in compliance with the foregoing covenants. As of December 31, 2005, $20.0 million in borrowings were outstanding under the revolving credit facility, and the lending banks had issued $13.5 million of letters of credit under the revolving credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.
     8% Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. We filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 8% Senior Notes and subsequently exchanged the existing 8% Senior Notes for publicly registered 8% Senior Notes with the same terms after the registration statement was declared effective in April 2004. The interest rate of the notes is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, by us at any time on or after November 15,

2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that was a borrower or guarantor under our former $100 million revolving credit facility. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with cash on hand, were used as follows:
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
     6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, we filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing 6.75% Senior Notes for publicly registered 6.75% Senior Notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of the notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, by us at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that was a borrower or guarantor under our former $100 million revolving credit facility. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the senior loan secured by the Nashville hotel assets and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
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
Future Developments
As previously announced, we are developing a hotel, to be known as the Gaylord National Resort and Convention Center and to be located on property we have acquired on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. We have completed the foundations and are in the early stages of constructing the vertical structure of the project.
In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until the project is completed. Upon completion of the project, these bonds will be delivered to us. We will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format, and is filed as Exhibit 10.14 to this Annual Report on Form 10-K. As of December 31, 2005, we had committed to pay $220.7 million under this agreement and the other agreements for construction services and supplies. Construction costs to date have exceeded our initial estimates from 2004. In addition, on February 14, 2006, we announced a planned 500-room expansion of the Gaylord National hotel project, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. We estimate the total cost of the project to be in the range of $785 million to $835 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes $69 million in capitalized interest, $41 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $36 million of contingency, which if not spent would be saved entirely by the Company. As of December 31, 2005, we have spent $65.9 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $95 million government bond described above, as well as additional debt or equity financing and additional governmental incentives (the value of which we estimate to be approximately $50 million) that we hope to secure in connection with the 500-room expansion, to fund the development and construction costs and to pay related fees and expenses.
We also are considering other potential hotel sites throughout the country including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. We accelerated the note and demanded payment in full. We also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, we assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and we received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable and accrued interest. Because we assigned no value to this note receivable as part of the ResortQuest purchase price allocation, we anticipate that recovery of this note receivable will result in a gain of $5.7 million during the first quarter of 2006.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2005, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$595,000	$—	$—	$20,000	$575,000
Capital lease obligations	2,129	825	986	318	—
Construction commitments (1)	248,386	114,019	95,442	38,925	—
Promissory note payable to Nashville Predators	5,000	1,000	2,000	2,000	—
Operating leases (2)	712,764	12,532	20,678	14,192	665,362
Other long-term liabilities	700	175	350	175	—

Total contractual obligations	$1,563,979	$128,551	$119,456	$75,610	$1,240,362

(1)	During 2005, we entered into a series of agreements with a general contractor and other suppliers related to the construction of the Gaylord National. As of December 31, 2005, we had committed to pay $220.7 million under those agreements.

(2)	The total operating lease commitments of $712.7 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations, and promissory note payable to Nashville Predators. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements for the year ended December 31, 2005 included herewith for a discussion of the interest we paid during 2005, 2004, and 2003.
The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom stock owned by us. At the expiration of the secured forward exchange contract, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax payable is estimated to be $152.3 million. We have not identified a specific source of funds to finance this obligation. A complete description of the secured forward exchange contract is contained in Note 8 to our consolidated financial statements included herewith.

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
     Revenue recognition. We recognize revenue from our hotel rooms as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
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

     The key assumptions used to determine the fair value of our reporting units for purposes of evaluating goodwill for impairment included (a) a perpetuity cash flow period, (b) a nominal terminal value, and (c) a discount rate of approximately 9%, which was based on our weighted average cost of capital adjusted for the risks associated with the operations. These assumptions and judgments are subject to change, which could cause a different conclusion regarding impairment or a different calculation of an impairment loss. There were no goodwill impairment charges recorded in continuing operations during 2005. However, we did record an impairment charge in discontinued operations during 2005 related to the goodwill, intangible assets, and fixed assets of certain ResortQuest markets as discussed elsewhere herein.
     As a result of management committing to a plan to exit certain markets in which ResortQuest did business, but were considered to be inconsistent with our long term growth strategy, we recognized pre-tax impairment charges of goodwill, intangible assets and fixed assets of approximately $2.3 million, $0.1 million, and $0.4 million, respectively. For purposes of evaluating the goodwill and long-lived assets of these markets for impairment, we determined the fair value of these markets based on current negotiations of sales prices with potential buyers for each market.
     Restructuring charges. We have recognized restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, in our consolidated financial statements. Restructuring charges are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, including negotiation of reductions in contract termination liabilities and expiration of outplacement agreements.
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
     We obtain valuations of our derivative assets and liabilities from counterparties and record changes in the derivative assets and liabilities based on those valuations. The derivative assets and liabilities held by us at December 31, 2005 include a secured forward exchange contract with respect to 10,937,900 shares of Viacom stock and a fixed to variable interest rate swap. The measurement of these derivatives’ fair values requires the use of estimates and assumptions.
     The key assumption used to determine the fair value of our secured forward exchange contract was the underlying value of the Viacom stock. Changes in this assumption could materially impact the determination of the fair value of the secured forward exchange contract and the related net gain or loss on the investment in Viacom stock and related derivatives. For example, a 5% increase in the value of the Viacom stock at December 31, 2005 would have resulted in a decrease of $1.1 million in the 2005 net pre-tax loss on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2005 would have resulted in an increase of $0.8 million in the 2005 net pre-tax loss on the investment in Viacom stock and related derivative. The key assumption used to determine the fair value of our fixed to variable interest rate swap was changes in LIBOR interest rates. Changes in this assumption could materially impact the determination of the fair value of this derivative and the related charge to 2005 interest expense. For example, if LIBOR rates were to increase by 100 basis points each, our annual net interest cost on debt amounts associated with this interest rate swap would increase by approximately $1.3 million.
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

     We have federal and state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards and tax credit carryforwards. At December 31, 2005, we had federal net operating loss carryforwards of $133.0 million, federal tax credits of $7.0 million, state net operating loss carryforwards of $408.8 million, and foreign net operating loss carryforwards of $14.0 million. A valuation allowance of $15.2 million has been provided for certain state and foreign deferred tax assets, including loss carryforwards, as of December 31, 2005. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, we will be required to adjust our deferred tax valuation allowance in the period in which we determine recovery is not probable.
     In addition, we must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and are subject to routine income tax audits. We estimate the contingent income tax liabilities that may result from these audits based on our assessment of potential income tax-related exposures and the relative probabilities of those exposures translating into actual future liabilities. Probabilities are estimated based on the likelihood that the taxing authority will disagree with a tax position that will negatively affect the amount of taxes previously paid or currently due. If payment of the accrued amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in either the recognition of tax benefits or an adjustment to goodwill in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to our tax provision or an adjustment to goodwill would result.
     Retirement and postretirement benefits other than pension plans. The costs and obligations of our retirement and postretirement benefits other than pension plans recognized in our consolidated financial statements are determined from actuarial valuations, which are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which include discount rates at which the liabilities could be settled at the measurement date (September 30), expected return on plan assets, mortality rates, and health care cost trend rates, are evaluated at each annual measurement date. In accordance with generally accepted accounting principles, actual results that differ from these assumptions, judgments, and estimates are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.
     The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 6.0% at September 30, 2004 to 5.5% at September 30, 2005 for the retirement and postretirement benefit other than pension plans.
     We determine the expected return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we consider our targeted allocation of plan assets among securities with various risk and return profiles, as well as the actual returns provided by plan assets in prior periods. The expected return on plan assets is a long-term assumption and generally does not change annually. The expected return on plan assets assumption used for determining net periodic pension expense for 2005 and 2004 was 8.0%. Our historical actual return averaged 8.5% for the ten-year period ended December 31, 2005.
     The mortality rate assumption used for determining future benefit obligations as of September 30, 2005 was based on the RP 2000 Mortality Tables. The mortality rate assumption used for determining future benefit obligations as of September 30, 2004 was based on the 1983 Group Annuity Mortality Tables. We changed the basis for our mortality rate assumption in 2005 because we believe the RP 2000 Mortality Tables provides more current data on mortality rates. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
     While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would (decrease) or increase, respectively, 2005 net period pension expense by approximately ($1.0 million) and $1.1 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2005 net periodic pension expense by approximately $0.5 million.

     A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2005 net postretirement benefit expense by approximately $9,000 and $25,000, respectively. Finally, a 1% increase in the assumed health care cost trend rate each year would increase the aggregate of the service and interest cost components of 2005 net postretirement benefit expense by $0.1 million. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the aggregate of the service and interest cost components of 2005 net postretirement benefit expense by approximately $0.1 million.
Recently Issued Accounting Standards
     In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after September 15, 2004. Earlier application of this Staff Position is encouraged. We elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured our accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 16 in the accompanying financial statements for a discussion regarding the impact of this Statement on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). Our effective date for adopting SFAS 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, which will be January 1, 2006. Early adoption is permitted but not required. We plan to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of December 31, 2005 that are expected to remain unvested as of January 1, 2006, we expect to recognize additional pre-tax compensation expense during 2006 of approximately $4.9 million beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. We do not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and changes in interest rates.
Risk Related to a Change in Value of our Investment in Viacom Stock
     At December 31, 2005, we held an investment of 10.9 million shares of Viacom stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom stock, while providing for participation in increases in the fair market value. At December 31, 2005, the fair market value of our investment in the 10.9 million shares of Viacom stock was $356.6 million, or $32.60 per share. The secured forward exchange contract protects us against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the fair market value of the Viacom Stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of December 31, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of December 31, 2005 due to the Company receiving dividend distributions from Viacom. We elected not to retain the dividend distribution declared by Viacom during the third and fourth quarters of 2005 and expect to remit any future dividend distributions declared by Viacom to Credit Suisse.
     Changes in the market price of the Viacom stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock at December 31, 2005 would have resulted in a decrease of $1.1 million in the 2005 net pre-tax loss on the investment in Viacom stock and related derivatives. Likewise, a 5% decrease in the value of the Viacom stock at December 31, 2005 would have resulted in an increase of $0.8 million in the 2005 net pre-tax loss on the investment in Viacom stock and related derivative.
Risks Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our new $600 million credit facility.
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
     Borrowings outstanding under our new $600 million credit facility bear interest at our election of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our new $600.0 million credit facility as of December 31, 2005 would increase by approximately $0.2 million.

     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2005. As a result, the interest rate market risk implicit in these investments at December 31, 2005, if any, is low.
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
Summary
     Based upon our overall market risk exposures at December 31, 2005, we believe that the effects of changes in the stock price of our Viacom stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
Forward-Looking Statements
     This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is provided under the caption “Market Risk” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page F-1 of this Annual Report on Form 10-K and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to ensure the information is recorded, summarized and reported in a manner to allow appropriate and timely decisions regarding required disclosures by the Exchange Act within the time period specified in the rules and forms of the Securities and Exchange Commission.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page F-3 and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or a likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information about our Board of Directors is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Michael I. Roth, Michael Bender, Laurence S. Geller and Robert P. Bowen currently serve as members of the Audit Committee. Our Board of Directors has determined that Robert P. Bowen is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Information About the Company’s Registered Public Accounting Firm — Fee Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this Item.
(a)(2) Financial Statement Schedules
The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2005	S-2
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2004	S-3
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2003	S-4
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

GAYLORD ENTERTAINMENT COMPANY

By: /s/ Colin V. Reed

Colin V. Reed
March 15, 2006	Chairman of the Board of Directors, President and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors, President and Chief Executive Officer	March 15, 2006
Colin V. Reed

/s/ Michael J. Bender	Director	March 15, 2006
Michael J. Bender

/s/ Robert P. Bowen	Director	March 15, 2006
Robert P. Bowen

/s/ E.K. Gaylord, II	Director	March 15, 2006
E.K. Gaylord, II

/s/ Laurence S. Geller	Director	March 15, 2006
Laurence S. Geller

/s/ E. Gordon Gee	Director	March 15, 2006
E. Gordon Gee

/s/ Ralph Horn	Director	March 15, 2006
Ralph Horn

/s/ Ellen Levine	Director	March 15, 2006
Ellen Levine

/s/ Michael D. Rose	Director	March 15, 2006
Michael D. Rose

/s/ Michael I. Roth	Director	March 15, 2006
Michael I. Roth

/s/ David C. Kloeppel David C. Kloeppel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	March 15, 2006
Rod Connor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2005 and 2004 and for Each of the Three Years in the Period Ended December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in this Annual Report, that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2006

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	2005	2004	2003
REVENUES	$868,789	$730,827	$447,263
OPERATING EXPENSES:
Operating costs	554,860	466,511	275,812
Selling, general and administrative	204,662	184,952	116,864
Preopening costs	5,005	14,205	11,562
Impairment and other charges	—	1,212	856
Restructuring charges	—	196	—
Depreciation	72,646	68,768	53,912
Amortization	10,583	8,915	5,009

Operating income (loss)	21,033	(13,932)	(16,752)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(73,169)	(55,064)	(52,804)
INTEREST INCOME	2,479	1,501	2,461
UNREALIZED (LOSS) GAIN ON VIACOM STOCK	(41,554)	(87,914)	39,831
UNREALIZED GAIN (LOSS) ON DERIVATIVES	35,705	56,533	(33,228)
INCOME FROM UNCONSOLIDATED COMPANIES	2,169	3,825	2,340
OTHER GAINS AND (LOSSES)	6,656	1,089	2,209

Loss before benefit for income taxes and discontinued operations	(46,681)	(93,962)	(55,943)
BENEFIT FOR INCOME TAXES	(15,147)	(39,709)	(23,784)

Loss from continuing operations	(31,534)	(54,253)	(32,159)
(LOSS) GAIN FROM DISCONTINUED OPERATIONS, NET OF TAXES	(2,416)	615	34,411

Net (loss) income	$(33,950)	$(53,638)	$2,252

(LOSS) INCOME PER SHARE:
Loss from continuing operations	$(0.78)	$(1.37)	$(0.93)
(Loss) gain from discontinued operations, net of taxes	(0.07)	0.02	1.00

Net (loss) income	$(0.85)	$(1.35)	$0.07

(LOSS) INCOME PER SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.78)	$(1.37)	$(0.93)
(Loss) gain from discontinued operations, net of taxes	(0.07)	0.02	1.00

Net (loss) income	$(0.85)	$(1.35)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents — unrestricted	$59,797	$43,498
Cash and cash equivalents — restricted	23,651	42,963
Short-term investments	—	27,000
Trade receivables, less allowance of $2,471 and $1,755, respectively	37,168	30,873
Deferred financing costs	26,865	26,865
Deferred income taxes	8,861	10,411
Other current assets	29,298	28,182
Current assets of discontinued operations	2,649	4,221

Total current assets	188,289	214,013

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	1,404,419	1,341,808
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	27,828	25,962
GOODWILL	178,088	162,792
INDEFINITE LIVED INTANGIBLE ASSETS	40,315	40,315
INVESTMENTS	429,295	468,570
ESTIMATED FAIR VALUE OF DERIVATIVE ASSETS	220,430	187,383
LONG-TERM DEFERRED FINANCING COSTS	29,144	50,873
OTHER ASSETS	14,136	24,088
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	646	5,241

Total assets	$2,532,590	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$1,825	$463
Accounts payable and accrued liabilities	190,692	163,927
Current liabilities of discontinued operations	3,650	5,794

Total current liabilities	196,167	170,184

SECURED FORWARD EXCHANGE CONTRACT	613,054	613,054
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	598,475	575,946
DEFERRED INCOME TAXES	177,652	205,682
ESTIMATED FAIR VALUE OF DERIVATIVE LIABILITIES	1,994	4,514
OTHER LIABILITIES	96,564	81,942
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	117	122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,307 and 39,930 shares issued and outstanding, respectively	403	399
Additional paid-in capital	670,828	655,110
Retained earnings	198,320	232,270
Unearned compensation	(1,673)	(1,337)
Accumulated other comprehensive loss	(19,311)	(16,841)

Total stockholders’ equity	848,567	869,601

Total liabilities and stockholders’ equity	$2,532,590	$2,521,045

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(33,950)	$(53,638)	$2,252
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
Loss (gain) from discontinued operations, net of taxes	2,416	(615)	(34,411)
Income from unconsolidated companies	(2,169)	(3,825)	(2,340)
Impairment and other charges	—	1,212	856
Unrealized loss (gain) on Viacom stock and related derivatives	5,849	31,381	(6,603)
Depreciation and amortization	83,229	77,683	58,921
Dividends received from investment in RHAC Holdings, LLC	455	—	—
Gain on sale of assets	(2,606)	—	—
Loss on sale of First Resort Software assets	—	1,817	—
Benefit for deferred income taxes	(15,147)	(39,690)	(23,928)
Amortization of deferred financing costs	29,724	29,269	35,219
Changes in (net of acquisitions and divestitures):
Trade receivables	(5,434)	(10,079)	3,195
Accounts payable and accrued liabilities	11,214	20,745	17,085
Other assets and liabilities	10,071	3,444	13,707

Net cash flows provided by operating activities — continuing operations	83,652	57,704	63,953
Net cash flows provided by (used in) operating activities — discontinued operations	(2,800)	(1,991)	2,833

Net cash flows provided by operating activities	80,852	55,713	66,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(129,540)	(127,536)	(223,655)
Cash of business acquired	—	—	4,228
Acquisition of businesses, net of cash acquired	(20,223)	—	—
Investment in RHAC Holdings, LLC	(5,225)	—	—
Returns of investment in RHAC Holdings, LLC	2,389	—	—
Proceeds from sale of assets	10,478	1,485	175
Collection of note receivable	7,500	—	10,000
Purchases of short-term investments	(15,000)	(130,850)	(254,500)
Proceeds from sale of short-term investments	42,000	165,850	242,800
Other investing activities	(2,472)	(4,069)	(2,328)

Net cash flows used in investing activities — continuing operations	(110,093)	(95,120)	(223,280)
Net cash flows provided by (used in) investing activities — discontinued operations	1,195	(318)	65,289

Net cash flows used in investing activities	(108,898)	(95,438)	(157,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	225,000	550,000
Repayment of long-term debt	—	(199,181)	(425,104)
Borrowings under credit facility	20,000	—	—
Deferred financing costs paid	(8,479)	(4,951)	(18,289)
Decrease (increase) in cash and cash equivalents — restricted	24,023	(7,785)	(8,314)
Proceeds from exercise of stock options and stock purchase plans	9,040	11,529	4,459
Other financing activities	(628)	(693)	(594)

Net cash flows provided by financing activities — continuing operations	43,956	23,919	102,158
Net cash flows provided by (used in) financing activities — discontinued operations	389	359	(340)

Net cash flows provided by financing activities	44,345	24,278	101,818

NET CHANGE IN CASH AND CASH EQUIVALENTS — UNRESTRICTED	16,299	(15,447)	10,613
CASH AND CASH EQUIVALENTS — UNRESTRICTED, BEGINNING OF YEAR	43,498	58,945	48,332

CASH AND CASH EQUIVALENTS — UNRESTRICTED, END OF
YEAR	$59,797	$43,498	$58,945

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity
BALANCE, December 31, 2002	$338	$520,796	$283,656	$(1,018)	$(15,335)	$788,437
COMPREHENSIVE INCOME:
Net income	—	—	2,252	—	—	2,252
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	498	498
Minimum pension liability, net of deferred income taxes	—	—	—	—	(1,774)	(1,774)
Foreign currency translation, net of deferred income taxes	—	—	—	—	(33)	(33)

Comprehensive income						943
Acquisition of business	53	105,276	—	—	—	105,329
Conversion of stock options of acquired business	—	5,596	—	(1,387)	—	4,209
Exercise of stock options	2	4,187	—	—	—	4,189
Tax benefit on stock options	—	881	—	—	—	881
Employee stock plan purchases	—	270	—	—	—	270
Shares issued to employees	—	24	—	—	—	24
Issuance of restricted stock	1	1,237	—	(1,238)	—	—
Cancellation of restricted stock	—	(43)	—	43	—	—
Compensation expense	—	1,615	—	896	—	2,511

BALANCE, December 31, 2003	$394	$639,839	$285,908	$(2,704)	$(16,644)	$906,793
COMPREHENSIVE LOSS:
Net loss	—	—	(53,638)	—	—	(53,638)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(105)	(105)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(187)	(187)
Foreign currency translation, net of deferred income taxes	—	—	—	—	95	95

Comprehensive loss						(53,835)
Exercise of stock options	5	11,207	—	—	—	11,212
Tax benefit on stock options	—	1,575	—	—	—	1,575
Employee stock plan purchases	—	306	—	—	—	306
Shares issued to employees	—	11	—	—	—	11
Issuance of restricted stock	—	935	—	(935)	—	—
Cancellation of restricted stock	—	(209)	—	209	—	—
Compensation expense	—	2,988	—	2,093	—	5,081
Adjustment to stock options of acquired business	—	(1,542)	—	—	—	(1,542)

BALANCE, December 31, 2004	$399	$655,110	$232,270	$(1,337)	$(16,841)	$869,601
COMPREHENSIVE LOSS:
Net loss	—	—	(33,950)	—	—	(33,950)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(19)	(19)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(2,403)	(2,403)
Foreign currency translation, net of deferred income taxes	—	—	—	—	(48)	(48)

Comprehensive loss						(36,420)
Exercise of stock options	4	8,602	—	—	—	8,606
Tax benefit on stock options	—	2,185	—	—	—	2,185
Employee stock plan purchases	—	434	—	—	—	434
Shares issued to employees	—	17	—	—	—	17
Issuance of restricted stock	—	1,689	—	(1,689)	—	—
Cancellation of restricted stock	—	(200)	—	200	—	—
Compensation expense	—	3,099	—	1,153	—	4,252
Restricted stock shares surrendered	—	(108)	—	—	—	(108)

BALANCE, December 31, 2005	$403	$670,828	$198,320	$(1,673)	$(19,311)	$848,567

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
     During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy (“ResortQuest Discontinued Markets”). The ResortQuest Discontinued Markets, along with other businesses with respect to which the Company pursued plans of disposal in prior periods, have been presented as discontinued operations, net of taxes, for all periods presented.
Business Segments
Hospitality
     The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland. At December 31, 2005, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Company is also developing a hotel to be known as the Gaylord National Resort & Convention Center (“Gaylord National”) and to be located on property the Company acquired on February 23, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market).
ResortQuest
     The ResortQuest segment includes the operations of our vacation property management services subsidiaries. This branded network of vacation properties currently offers management services to approximately 16,000 properties in 40 premier beach, mountain, desert, and tropical resort locations. The acquisition of ResortQuest International, Inc. (“ResortQuest”) was completed on November 20, 2003 as further discussed in Note 5. The results of operations of ResortQuest from November 20, 2003 are included in these consolidated financial statements.
Opry and Attractions
     The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2005, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.
Corporate and Other
     Corporate and Other includes salaries and benefits of the Company’s executive and administrative personnel and various other overhead costs. This segment also includes the expenses and activities associated with the Company’s ownership of various investments, including Bass Pro. The Company owns a minority interest in Bass Pro, a leading retailer of premium outdoor sporting goods and fishing products. Until the first quarter of 2005, the Company owned a minority interest in the Nashville Predators, a National Hockey League professional team. On February 22, 2005, the Company disposed of its investment in the Nashville Predators and reached an agreement to exit the related naming rights agreement upon the terms and conditions described in Note 14.

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
Cash and Cash Equivalents — Restricted
     Restricted cash and cash equivalents represent guest advance deposits held in escrow for lodging reservations and deposits held on real estate transactions. As of December 31, 2004, restricted cash and cash equivalents also included amounts held in escrow to close the acquisition of a business in January 2005.
Supplemental Cash Flow Information
     Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2005	2004	2003
Debt interest paid	$43,467	$29,926	$20,638
Deferred financing costs paid	8,479	4,951	18,289
Capitalized interest	(2,703)	(5,464)	(14,810)

Cash paid for interest, net of capitalized interest	$49,243	$29,413	$24,117

     Net cash refunds (payments) for income taxes were $0.3 million, ($0.7) million, and $1.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.
     Certain transactions have been reflected as non-cash activities in the accompanying consolidated statements of cash flows for 2005, 2004 and 2003 as further discussed below.
     In March 2005, the Company donated 65,100 shares of its Viacom stock (with a market value of approximately $2.3 million) to a charitable foundation established by the Company, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations. This donation is reflected as an increase in net loss and a corresponding decrease in other assets and liabilities in the accompanying condensed consolidated statement of cash flows.
     In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 14, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.
     The Company’s net cash flows provided by investing activities — discontinued operations in 2005 and 2003 primarily consist of cash proceeds received from the sale of discontinued operations.
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

Short-Term Investments
     Short-term investments, which consist of market auction rate debt securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, the Company held no short-term investments. At December 31, 2004, the available for sale investments had contractual maturities ranging from June 1, 2034 to December 1, 2043. The Company’s stated investment policy is to sell these securities and repurchase similar securities at each auction date, which typically occurs every 28 days. Based on the Company’s historical practice of adhering to this investment policy and the Company’s intent to continue to adhere to this investment policy, the Company has classified these securities as short-term investments in its consolidated balance sheet.
Accounts Receivable
     The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights, as well as vacation rental property management fees. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2005.
Allowance for Doubtful Accounts
     The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.
Deferred Financing Costs
     Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2005, 2004 and 2003, deferred financing costs of $29.7 million, $29.3 million and $35.2 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2005 represents the amount of prepaid contract payments related to the secured forward exchange contract discussed in Note 8 that will be amortized in the coming year.
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
     SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Reporting units of the Company are determined in accordance with SFAS No. 142. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified in an acquired company to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 17.
Leases
     The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 23 acre site in Grapevine, Texas on which the Gaylord Texan is located, and various other leasing arrangements, including leases for office space and office equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases”, and related interpretations. The Company’s leases are discussed further in Note 14.
Long-Term Investments
     The Company owns long-term investments in marketable securities and has minority interest investments in certain businesses. Long-term investments in marketable securities are accounted for in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Generally, non-marketable investments (excluding limited partnerships and limited liability company interests) in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent and limited partnerships are accounted for using the equity method of accounting.

Other Assets
     Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2005	2004
Other current assets:
Other current receivables	$10,955	$13,359
Inventories	7,676	6,355
Prepaid expenses	9,481	6,749
Current income tax receivable	—	434
Other current assets	1,186	1,285

Total other current assets	$29,298	$28,182

Other long-term assets:
Notes receivable	$35	$7,535
Deferred software costs, net	10,700	13,361
Other long-term assets	3,401	3,192

Total other long-term assets	$14,136	$24,088

Other Current Assets
     Other current receivables result primarily from non-operating income and are due within one year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis. Prepaid expenses consist of prepayments for insurance and contracts that will be expensed during the subsequent year.
Other Long-Term Assets
     Long-term notes receivable in 2004 primarily consists of an unsecured note receivable from Bass Pro. This long-term note receivable was repaid by Bass Pro in 2005.
     During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable and accrued interest. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the Company anticipates that recovery of this note receivable will result in a gain of $5.7 million during the first quarter of 2006.
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
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2005	2004
Trade accounts payable	$21,600	$17,108
Accrued construction in progress	15,273	7,735
Property and other taxes payable	26,619	23,189
Deferred revenues	61,912	45,872
Accrued salaries and benefits	22,807	18,547
Restructuring accruals	—	121
Accrued self-insurance reserves	6,024	7,427
Accrued interest payable	6,456	4,585
Accrued advertising and promotion	—	10,709
Other accrued liabilities	30,001	28,634

Total accounts payable and accrued liabilities	$190,692	$163,927

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
Income Taxes
     In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. See Note 11 for more detail on the Company’s income taxes.
Revenue Recognition
     Revenues from hotel rooms are recognized as earned on the close of business each day. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
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
Advertising Costs
     Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising costs included in continuing operations were $32.5 million, $32.5 million, and $17.5 million, respectively.
Stock-Based Compensation
     SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation cost related to employee stock options has been recognized. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 amends SFAS No. 123 to provide two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the amended disclosure provisions of SFAS No. 148 on December 31, 2002, and the information contained in this report reflects the disclosure requirements of the new pronouncement until the adoption of SFAS No. 123(R) in 2006. The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25.
     If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company’s net (loss) income (in thousands) and (loss) income per share (in dollars) for the years ended December 31 would have been (increased) reduced to the following pro forma amounts:

	2005	2004	2003
NET (LOSS) INCOME:
As reported	$(33,950)	$(53,638)	$2,252
Stock-based employee compensation, net of tax effect	4,329	3,952	3,304

Pro forma	$(38,279)	$(57,590)	$(1,052)

(LOSS) INCOME PER SHARE:
As reported	$(0.85)	$(1.35)	$0.07

Pro forma	$(0.95)	$(1.45)	$(0.03)

(LOSS) INCOME PER SHARE — ASSUMING DILUTION:
As reported	$(0.85)	$(1.35)	$0.07

Pro forma	$(0.95)	$(1.45)	$(0.03)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.1%, and 2.8%; expected volatility of 34.6%, 35.1%, and 35.5%; expected lives of 5.0, 4.5, and 4.8 years; expected dividend rates of 0% for all years. The weighted average fair value of options granted was $15.15, $10.06, and $7.40 in 2005, 2004 and 2003, respectively. The Company’s stock-based compensation is further described in Note 13.

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
     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005: ResortQuest Discontinued Markets, WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; and the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 4.
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

	2005
	Loss	Shares	Per Share
Net loss	$(33,950)	40,171	$(0.85)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(33,950)	40,171	$(0.85)

	2004
	Loss	Shares	Per Share
Net loss	$(53,638)	39,654	$(1.35)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(53,638)	39,654	$(1.35)

	2003
	Income	Shares	Per Share
Net income	$2,252	34,460	$0.07
Effect of dilutive stock options	—	—	—

Net income — assuming dilution	$2,252	34,460	$0.07

     For the years ended December 31, 2005, 2004 and 2003, the effect of dilutive stock options was the equivalent of approximately 1,127,000, 578,000 and 74,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the years ended December 31, 2005 and 2004, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.
Financial Instruments
     The Company has issued $350.0 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8% (“8% Senior Notes”). The 8% Senior Notes are discussed further in Note 10. The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million in aggregate principal amount of the 8% Senior Notes. The carrying value of $125.0 million of the 8% Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $225.0 million carrying value of the remaining 8% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $235.2 million as of December 31, 2005.
     The Company has issued $225.0 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75% (“6.75% Senior Notes”). The 6.75% Senior Notes are discussed further in Note 10. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $225.0 million as of December 31, 2005, which approximates carrying value.
     Certain of the Company’s investments are carried at fair value determined using quoted market prices as discussed further in Note 7. The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

Derivatives and Hedging Activities
     The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities as discussed in Note 9 and portions of its fixed rate debt as discussed in Note 10. Effective January 1, 2001, the Company records derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 financial statement presentation.
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
Newly Issued Accounting Standards
     In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to re-measure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after September 15, 2004. Earlier application of this Staff Position is encouraged. The Company elected to adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated benefit obligation and net periodic postretirement benefit expense accordingly. See Note 16 in the accompanying financial statements for a discussion regarding the impact of this Statement on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS No. 123(R). The effective date for adopting SFAS 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Company. Early adoption is permitted but not required. The Company plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. Based on the unvested stock option awards outstanding as of December 31, 2005 that are expected to remain unvested as of January 1, 2006, the Company expects to recognize additional pre-tax compensation expense during 2006 of approximately $4.9 million beginning in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
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
2. Construction Funding Requirements
     As of December 31, 2005, the Company had $59.8 million in unrestricted cash, $566.5 million available for borrowing under its $600.0 million credit facility, and the net cash flows from certain operations to fund its cash requirements including the Company’s 2006 construction commitments related to its hotel construction projects.
     On February 23, 2005, the Company acquired for approximately $29 million approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) on which the Company is developing the Gaylord National. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The Company currently expects to open the hotel in 2008.
     In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until the project is completed. Upon completion of the project, these bonds will be delivered to the Company. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.
     The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2005, the Company had committed to pay $220.7 million under those agreements for construction services and supplies. Construction costs to date for this project have exceeded the Company’s initial estimates. In addition, the Company plans to expand the Gaylord National project by 500 rooms, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. The Company estimates the total cost of the project, including the cost increases and the costs of the expansion, to be between $785 million and $835 million (excluding capitalized interest, preopening costs and any government incentives in connection with the Gaylord National Hotel project), of which the Company has spent $65.9 million (including capitalized interest but excluding preopening costs) as of December 31, 2005.
3. Impairment and Other Charges
     The Company began production of an IMAX movie during 2000 to portray the history of country music. In the third quarter of 2003, based on the revenues generated by the theatrical release of the IMAX movie, the asset was re-evaluated on the basis of estimated future cash flows. As a result, an impairment charge of $0.9 million was recorded in the third quarter of 2003.

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
ResortQuest Discontinued Markets
     During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0.8 million during 2005 for employee severance benefits related to the discontinued markets. Based on its decision to dispose of these markets, the Company also recorded pre-tax impairment charges of $2.8 million during 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million. In order to determine the impairment losses related to goodwill, fixed assets, and intangible assets of these markets, the Company determined the fair value of each market or long-lived asset based on current negotiations of sales prices with potential buyers of each market.
     The Company completed the sale of four of these markets during the fourth quarter of 2005 for approximately $1.4 million in cash. The Company recognized a pretax loss of $0.4 million during the fourth quarter of 2005 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations. The pre-tax loss on these sales included the writeoff of $1.0 million in goodwill related to the markets sold. The Company plans to sell the remaining markets as soon as practical.
WSM-FM and WWTN(FM)
     During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (“Radio Operations”). Subsequent to committing to a plan of disposal, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of the Radio Operations for approximately $62.5 million, at which time, net proceeds of approximately $50 million were placed in an escrow account for completion of the Gaylord Texan. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company continues to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.
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

     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2005	2004	2003
REVENUES:
ResortQuest Discontinued Markets	$15,962	$18,626	$1,537
Radio Operations	—	—	3,703
RedHawks	—	—	5,034

Total revenues	$15,962	$18,626	$10,274

OPERATING (LOSS) INCOME:
ResortQuest Discontinued Markets	$(1,421)	$(71)	$69
Radio Operations	—	—	615
Acuff-Rose Music Publishing	—	1	16
RedHawks	—	—	436
Word Entertainment	—	40	22
Businesses sold to OPUBCO	—	—	(620)
Impairment charges	(2,749)	—	—
Restructuring charges	(840)	—	—

Total operating (loss) income	(5,010)	(30)	538

INTEREST EXPENSE	—	—	(1)
INTEREST INCOME	33	20	8
OTHER GAINS AND (LOSSES)
ResortQuest Discontinued Markets	(393)	—	—
Radio Operations	136	—	54,555
Acuff-Rose Music Publishing	—	1,015	450
RedHawks	—	—	(1,159)
Word Entertainment	—	—	1,503
International cable networks	—	—	497

Total other gains and (losses)	(257)	1,015	55,846

(Loss) income before (benefit) provision for income taxes	(5,234)	1,005	56,391
(BENEFIT) PROVISION FOR INCOME TAXES	(2,818)	390	21,980

(Loss) gain from discontinued operations	$(2,416)	$615	$34,411

     Included in other gains and (losses) in 2005 is a pre-tax loss of $0.4 million on the sale of certain ResortQuest Discontinued Markets. Included in other gains and (losses) in 2003 is a pre-tax gain of $54.6 million on the sale of the Radio Operations and a pre-tax loss of $1.0 million on the sale of the RedHawks. The remaining gains and (losses) in 2005, 2004, and 2003 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.

     The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	2005	2004
Current assets:
Cash and cash equivalents — unrestricted	$298	$1,280
Cash and cash equivalents — restricted	1,527	2,186
Trade receivables, net	630	169
Prepaid expenses	74	169
Other current assets	120	417

Total current assets	2,649	4,221

Property and equipment, net of accumulated depreciation	565	1,443
Intangible assets, net of accumulated amortization	79	278
Goodwill	—	3,276
Other long-term assets	2	244

Total long-term assets	646	5,241

Total assets	$3,295	$9,462

Current liabilities:
Accounts payable and accrued liabilities	$3,650	$5,794

Total current liabilities	3,650	5,794

Other long-term liabilities	117	122

Total long-term liabilities	117	122

Total liabilities	$3,767	$5,916

5. Acquisitions
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
     As of December 31, 2005 and February 1, 2005, goodwill related to the Whistler acquisition totaled $3.3 million and $3.0 million, respectively, which is reported within the ResortQuest segment. During the eleven months ended December 31, 2005, the Company made adjustments to accounts payable and accrued liabilities associated with the Whistler acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.3 million. As of December 31, 2005, none of this goodwill is expected to be deductible for income tax purposes.
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
     As of December 31, 2005 and January 1, 2005, goodwill related to the East West Resorts acquisition totaled $11.7 million and $11.9 million, respectively, which is reported within the ResortQuest segment. During the twelve months ended December 31, 2005, the Company made adjustments to the final purchase price of ($0.6 million), as well as accrued liabilities and inventories associated with the East West Resorts acquisition of $0.4 million as a result of obtaining additional information. These adjustments resulted in a net decrease in goodwill of $0.2 million. As of December 31, 2005, approximately $11.3 million of this goodwill is expected to be deductible for income tax purposes.
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
     As of December 31, 2005 and December 31, 2004, goodwill related to the ResortQuest acquisition in continuing operations totaled $156.1 million and $155.9 million, respectively, which is reported within the ResortQuest segment. During the twelve months ended December 31, 2005, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.2 million. As of December 31, 2005, approximately $73.6 million of this goodwill is expected to be deductible for income tax purposes.
     As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the years ended December 31, 2005, 2004, and 2003 (amounts in thousands):

	Charges and		Balance at
Balance at January 1, 2005	Adjustments	Payments	December 31, 2005
$2,950	$—	$2,708	$242

	Charges and		Balance at
Balance at January 1, 2004	Adjustments	Payments	December 31, 2004
$4,000	$4,117	$5,167	$2,950

	Charges and		Balance at
Balance at November 20, 2003	Adjustments	Payments	December 31, 2003
$4,000	$—	$—	$4,000
     All charges and adjustments to these reserves subsequent to November 20, 2003 were recorded as an adjustment to the purchase price allocation.
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
6. Property and Equipment
     Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2005	2004
Land and land improvements	$153,073	$153,811
Buildings	1,252,740	1,225,652
Furniture, fixtures and equipment	436,986	413,029
Construction in progress	99,782	20,046

	1,942,581	1,812,538
Accumulated depreciation	(538,162)	(470,730)

Property and equipment, net	$1,404,419	$1,341,808

     The increase in construction in progress during 2005 primarily relates to the construction of Gaylord National, which is expected to open in 2008. Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations for the years ended December 31, 2005, 2004 and 2003 was $72.6 million, $68.8 million, and $53.9 million, respectively. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $2.7 million, $5.5 million, and $14.8 million, respectively.

7. Investments
     Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2005	2004
Viacom Class B non-voting common stock	$356,576	$400,399
Bass Pro	70,181	68,171
RHAC Holdings, LLC	2,538	—

Total investments	$429,295	$468,570

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
     At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company’s adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders’ equity. As trading securities, the Viacom Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2005, the Company recorded net pretax losses of $41.6 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2004, the Company recorded net pretax losses of $87.9 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2003, the Company recorded net pretax gains of $39.8 million related to the increase in fair value of the Viacom Stock.
     From December 31, 1999 to July 8, 2004, the Company owned a 19.1% interest in Bass Pro, and accounted for its investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro. redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to account for its investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented.
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
     On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Shops, LLC. Because the new entity owns these additional businesses, the Company’s ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, the Company will continue to account for its investment in Bass Pro under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment. Because the Company records equity in the income of Bass Pro one month in arrears, the restructuring of Bass Pro did not impact the Company’s recognition of income from its investment in Bass Pro in 2005.

     As of December 31, 2005, the recorded value of the Company’s investment in Bass Pro is $63.1 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.
     On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. Both the Company and IB-SIV will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Waikiki Hotel. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the approval of the Company as a member. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, and EITF Abstracts Topic No. D-46, “Accounting for Limited Partnership Investments”. For the period June 1, 2005 to December 31, 2005, ResortQuest earned total fees of $1.5 million from its management agreement with RHAC, LLC. During December 2005, RHAC, LLC sold the Mauka Tower, a 72-room hotel adjacent to the Aston Waikiki Beach Hotel. The Company received a cash distribution of $2.3 million from RHAC Holdings, LLC for its share of the proceeds from the sale.
     During 1997, the Company purchased a 19.9% limited partnership interest in the Nashville Predators for $12.0 million. Prior to its disposal of this investment on February 22, 2005, the Company accounted for its investment using the equity method as required by EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means”. The carrying value of the investment in the Predators was zero at December 31, 2004, 2003, and 2002. The Company did not recognize its share of losses in 2004 and 2003 or reduce its investment below zero as the Company was not obligated to make future contributions to the Predators. As further discussed in Note 14, pursuant to a settlement agreement consummated on February 22, 2005, the Nashville Predators redeemed all of the outstanding limited partnership units in the Nashville Predators owned by the Company, effectively terminating the Company’s ownership interest in the Nashville Predators, and cancelled the related naming rights agreement.
8. Secured Forward Exchange Contract
     During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse with respect to 10,937,900 shares of Viacom, Inc. Class B common stock (“Viacom Stock”). The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock while providing for participation in increases in the fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of December 31, 2005 and 2004 and long-term assets of $10.5 million and $37.4 million as of December 31, 2005 and 2004, respectively, in the accompanying consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $26.9 million, $27.0 million, and $26.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.

     The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock. At the end of the seven-year contract term in May 2007, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock. The SFEC protects the Company against decreases in the fair market value of the Viacom Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the fair market value of the Viacom Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of December 31, 2005. The call option strike price decreased from $67.97 as of December 31, 2004 to $64.45 as of December 31, 2005 due to the Company receiving dividend distributions from Viacom. The Company elected not to retain the dividend distribution declared by Viacom during the third and fourth quarters of 2005 and expects to remit any future dividend distributions declared by Viacom to Credit Suisse.
     In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.
9. Derivative Financial Instruments
     The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock.
     The Company adopted the provisions of SFAS No. 133 on January 1, 2001. Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the years ended December 31, 2005, 2004 and 2003, the Company recorded net pretax gains (losses) in the Company’s consolidated statement of operations of $35.7 million, $56.5 million, and ($33.2) million, respectively, related to the increase (decrease) in the fair value of the derivatives associated with the SFEC.
     Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of December 31, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.8) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31, 2004, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.

10. Debt
     The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2005	2004
$600.0 Million Credit Facility	$20,000	$—
8% Senior Notes	350,000	350,000
6.75% Senior Notes	225,000	225,000
Fair value derivatives effective for 8% Senior Notes	(1,829)	484
Nashville Predators Promissory Note	5,000	—
Other notes payable	—	100
Capital lease obligations	2,129	825

Total debt	600,300	576,409
Less amounts due within one year	(1,825)	(463)

Total long-term debt	$598,475	$575,946

     Note 14 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.
     Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands).

2006	$1,000
2007	1,000
2008	1,000
2009	1,000
2010	21,000
Years thereafter	575,000

Total	$600,000

     Accrued interest payable at December 31, 2005 and 2004 was $6.5 million and $4.6 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
Senior Loan and Mezzanine Loan
     In 2001, the Company, through wholly owned subsidiaries, entered into two loan agreements, a $275.0 million senior loan (the “Senior Loan”) and a $100.0 million mezzanine loan (the “Mezzanine Loan”) (collectively, the “Nashville Hotel Loans”) with affiliates of Merrill Lynch & Company acting as principal. The Senior and Mezzanine Loan borrower and its member were subsidiaries formed for the purposes of owning and operating the Gaylord Opryland and entering into the loan transaction and were special-purpose entities whose activities were strictly limited. The Company fully consolidated these entities in its consolidated financial statements. The Senior Loan was secured by a first mortgage lien on the assets of Gaylord Opryland. In March 2004, the Company exercised the first of two one-year extension options to extend the maturity of the Senior Loan to March 2005. Amounts outstanding under the Senior Loan bore interest at one-month LIBOR plus 1.20%. The Mezzanine Loan was secured by the equity interest in the wholly-owned subsidiary that owns Gaylord Opryland, was due in April 2004 and bore interest at one-month LIBOR plus 6.0%.
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

     During November 2004, the Company used the proceeds of the 6.75% Senior Notes, as discussed below, to repay in full $192.5 million outstanding under the Senior Loan portion of the Nashville Hotel Loans. As a result of the prepayment of the Senior Loan, the Company wrote off $0.03 million in deferred financing costs during 2004, which is recorded as interest expense in the consolidated statement of operations. The Nashville Hotel Loans were terminated in connection with their repayment.
Term Loan
     During 2001, the Company entered into a three-year delayed-draw senior term loan (the “Term Loan”) of up to $210.0 million with Deutsche Banc Alex. Brown Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. At the Company’s option, amounts outstanding under the Term Loan bore interest at the prime interest rate plus 2.125% or the one-month Eurodollar rate plus 3.375%. During May 2003, the Company used $60.0 million of the proceeds from the 2003 Loans, as discussed below, to pay off the Term Loan. Concurrent with the payoff the Term Loan, the Company wrote off the remaining, unamortized deferred financing costs of $1.5 million related to the Term Loan, which is recorded as interest expense in the consolidated statement of operations. Proceeds of the Term Loan were used to finance the construction of Gaylord Palms and the initial construction phases of the Gaylord Texan, as well as for general operating purposes. The Term Loan was primarily secured by the Company’s ground lease interest in Gaylord Palms.
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
     In connection with the offering of the 8% Senior Notes, on November 12, 2003 the Company amended the 2003 Loans to, among other things, permit the ResortQuest acquisition and the issuance of the 8% Senior Notes, maintain the $25.0 million revolving credit facility portion of the 2003 Loans, repay and eliminate the $150 million senior term loan portion and the $50 million subordinated term loan portion of the 2003 Loans and make certain other amendments to the 2003 Loans. During November 2003, as discussed below, the Company used the proceeds of the 8% Senior Notes to repay all amounts outstanding under the 2003 Loans. As a result of the prepayment of the 2003 Loans, the Company wrote off $6.6 million in deferred financing costs during the fourth quarter of 2003, which is included in interest expense in the consolidated statement of operations.
8% Senior Notes
     On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, by the Company at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements discussed above, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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
2003 Revolving Credit Facility
     On November 20, 2003, the Company entered into a new $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The 2003 revolving credit facility, which replaced the revolving credit portion under the 2003 Loans, matured in May 2006. The 2003 revolving credit facility had an interest rate, at the Company’s election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The 2003 revolving credit facility was guaranteed on a senior unsecured basis by the Company’s subsidiaries that were guarantors of the 8% Senior Notes described above and the 6.75% Senior Notes described below (consisting generally of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements, the subsidiaries owning the assets of Gaylord Opryland), and was secured by a leasehold mortgage on the Gaylord Palms.
     As discussed below, on March 10, 2005, the Company entered into a new $600 million credit facility with Bank of America, N.A. acting as the administrative agent and terminated the 2003 revolving credit facility. As a result of the termination of the 2003 revolving credit facility, the Company wrote off $0.5 million in deferred financing costs during the first quarter of 2005, which is included in interest expense in the consolidated statement of operations.
6.75% Senior Notes
     On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing 6.75% Senior Notes for publicly registered 6.75% Senior Notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, by the Company at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries including, following repayment of the Senior Loan arrangements discussed above, the subsidiaries owning the assets of Gaylord Opryland. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay the Senior Loan and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.
New $600.0 Million Credit Facility
     On March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility, which replaced the 2003 revolving credit facility, consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility. The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
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
     In addition, the $600.0 million credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the new credit facility are as follows:
•	the Company must maintain a consolidated leverage ratio of not greater than (i) 7.00 to 1.00 for calendar quarters ending during calendar year 2007, and (ii) 6.25 to 1.00 for all other calendar quarters ending during the term of the credit facility, which levels are subject to increase to 7.25 to 1.00 and 7.00 to 1.00, respectively, for three (3) consecutive quarters at the Company’s option if the Company makes a leverage ratio election.

•	the Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of its subsidiaries in connection with any equity issuance.

•	the Company must maintain a minimum consolidated fixed charge coverage ratio of not less than (i) 1.50 to 1.00 for any reporting calendar quarter during which the leverage ratio election is effective; and (ii) 2.00 to 1.00 for all other calendar quarters during the term hereof.

•	the Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.

•	the Company’s investments in entities which are not wholly-owned subsidiaries (other than any such investment in any subsidiary of the Company in existence as of March 10, 2005) may not exceed an amount equal to ten percent (10.0%) of the Company’s consolidated total assets.
     As of December 31, 2005, the Company was in compliance with all covenants. As of December 31, 2005, $20.0 million in borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $13.5 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.

11. Income Taxes
     The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	2005	2004	2003
CURRENT:
Federal	$(88)	$253	$(18,367)
State	117	(84)	(3,284)

Total current provision (benefit)	29	169	(21,651)

DEFERRED:
Federal	(15,359)	(28,204)	1,669
State	183	(11,649)	(3,936)
Foreign	—	(25)	134

Total deferred benefit	(15,176)	(39,878)	(2,133)
Effect of tax law change	—	—	—

Total benefit for income taxes	$(15,147)	$(39,709)	$(23,784)

     The tax benefits associated with the exercise of stock options during the years 2005, 2004, and 2003 were $2.5 million, $2.0 million, and $0.9 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.
     In addition to the income tax benefit discussed above, the Company recognized additional income tax (benefit) provision related to discontinued operations as discussed in Note 4 in the amounts of $(2.8) million, $0.4 million, and $22.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	2005	2004	2003
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	-1%	8%	8%
Other	-2%	-1%	0%

	32%	42%	43%

     Beginning in 2005, the Company is required to file additional combined state income tax returns. As a result of this change and other tax filing adjustments, the Company recorded a state income tax expense of approximately $1.3 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. In addition, the state income tax expense for 2005 includes a benefit (net of change in valuation allowance) related to current year operations of $1.1 million (net of federal benefit). In 2004, the Company began operations in additional tax jurisdictions which caused a change in the overall effective tax rate. As a result of this change, the Company recorded an income tax benefit of approximately $4.5 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. In addition, the state income tax benefit related to current year operations was $3.0 million (net of federal benefit). Due to the utilization of state net operating loss carryforwards from the sale of the Radio Operations in 2003, as discussed in Note 4, the Company released a portion of the valuation allowance to increase the deferred tax asset by $2.4 million and to reduce the tax expense by $2.4 million.
     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2005	2004
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$21,826	$20,852
Defined benefit plan	8,489	8,048
Investments in stock	3,942	3,156
Forward exchange contract	58,783	48,335
Rent escalation and naming rights	10,565	10,129
Federal, state and foreign net operating loss carryforwards	68,301	57,698
Tax credits and other carryforwards	10,081	8,735
Other assets	6,501	5,377

Total deferred tax assets	188,488	162,330
Valuation allowance	(15,245)	(13,365)

Total deferred tax assets, net of valuation allowance	173,243	148,965

DEFERRED TAX LIABILITIES:
Goodwill and other intangibles	23,321	22,764
Property and equipment, net	103,521	102,529
Investments in stock and derivatives	211,504	214,135
Investments in partnerships	3,688	4,808

Total deferred tax liabilities	342,034	344,236

Net deferred tax liabilities	$168,791	$195,271

     At December 31, 2005, the Company had federal net operating loss carryforwards of $133.0 million which will begin to expire in 2020. In addition, the Company had federal minimum tax credits of $5.6 million that will not expire and other federal tax credits of $1.4 million that will begin to expire in 2018. The Company has federal net operating losses of $16.1 million as a result of the acquisition of ResortQuest as described in Note 5. The Company’s utilization of this tax attribute will be limited due to the ownership change that resulted from the acquisition. However, management currently believes that this carryforward will ultimately be fully utilized. State net operating loss carryforwards at December 31, 2005 totaled $408.8 million and will expire between 2006 and 2020. Foreign net operating loss carryforwards at December 31, 2005 totaled $14.0 million and will begin to expire in 2007. The use of certain state and foreign net operating losses and other state and foreign deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state and foreign deferred tax assets, including loss carryforwards. The change in valuation allowance was $1.9 million, $0.2 million, and $(1.5) million, in 2005, 2004 and 2003, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2005, $1.2 million of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.
     At December 31, 2005, the deferred tax liability relating to the Viacom Stock and the related SFEC (see Note 8) was $152.7 million, which amounts will be payable upon expiration of the SFEC which is scheduled for May 2007.
     The IRS has completed and closed its audits of the Company’s tax returns through 2001. The Company has considered the tax effect of the settled items and made the appropriate adjustments to the deferred tax assets and liabilities and resulting benefit or expense. ResortQuest is currently under examination for pre-acquisition year 2002. The Company does not expect the results of this audit to have a material impact on the Company’s financial position or results of operations.
     Net cash refunds (payments) for income taxes were approximately $0.3 million, ($0.7) million, and $1.0 million in 2005, 2004 and 2003, respectively.
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

12. Stockholders’ Equity
Holders of common stock are entitled to one vote per share. During 2000, the Company’s Board of Directors voted to discontinue the payment of dividends on its common stock.
13. Stock Plans
     At December 31, 2005 and 2004, 3,757,855 and 3,586,551 shares, respectively, of the Company’s common stock were reserved for future issuance pursuant to the exercise of stock options under the stock option and incentive plan. Under the terms of this plan, stock options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable immediately, while options granted to employees are exercisable one to four years from the date of grant. The Company accounts for this plan under APB Opinion No. 25 and related interpretations, under which no compensation expense for employee and non-employee director stock options has been recognized.
     Stock option awards available for future grant under the stock plan at December 31, 2005 and 2004 were 1,196,356 and 1,742,828 shares of common stock, respectively. Stock option transactions under the plan and options converted at the ResortQuest acquisition are summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,586,551	$25.75	3,743,029	$24.88	3,241,037	$26.21
Granted	643,520	40.55	559,114	29.50	777,390	21.21
Converted at ResortQuest acquisition	—	—	—	—	573,863	21.18
Exercised	(348,220)	24.72	(484,730)	23.13	(235,860)	17.75
Canceled	(123,996)	32.17	(230,862)	26.20	(613,401)	26.52

Outstanding at end of year	3,757,855	28.17	3,586,551	25.75	3,743,029	24.88

Exercisable at end of year	2,419,341	26.19	2,033,331	26.49	1,840,310	27.02

     A summary of stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Option		Remaining	Average	Number of	Average
Exercise Price	Number of	Contractual	Exercise	Shares	Exercise
Range	Shares	Life	Price	Exerciseable	Price
$10.17 - $20.00	107,740	3.9	$16.57	59,537	$16.63
$20.01 - $25.00	847,181	6.5	21.37	554,342	21.68
$25.01 - $30.00	1,945,204	5.5	27.11	1,586,961	26.82
$30.01 - $35.00	159,075	5.8	31.45	115,476	31.61
$35.01 - $40.00	114,273	3.4	39.52	100,963	39.87
$40.01 - $58.18	584,382	9.1	40.58	2,062	57.12

$10.17 - $58.18	3,757,855	6.2	28.17	2,419,341	26.19

     The plan also provides for the award of restricted stock. The Company granted 41,200, 30,480, and 54,000 shares of restricted stock with weighted average grant date fair values of $42.61, $30.68, and $22.93, respectively, in 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, awards of restricted stock of 74,035 and 93,805 shares, respectively, of common stock were outstanding. The market value at the date of grant of these restricted shares was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is amortized and expensed over the vesting period of the restricted stock. At December 31, 2005, there was approximately $1.7 million in unearned deferred compensation related to restricted unit grants recorded as other stockholders’ equity in the accompanying consolidated balance sheet.
     The Company granted 10,000 and 45,500 units in 2005 and 2004, respectively, under the Company’s Performance Accelerated Restricted Stock Unit Program, which was implemented in the second quarter of 2003. Included in compensation expense for 2005 and 2004 is $2.6 million and $2.8 million, respectively, related to these units.
     The Company has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Prior to January 1, 2005, participants in the plan purchased these shares at a price equal to 85% of the lower of (i) the closing price at the beginning of each quarterly stock purchase period or (ii) the closing price at the end of each quarterly stock purchase period. Effective January 1, 2005, the plan was amended such that participants in the plan now purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 10,289, 11,722, and 12,888 shares of common stock at an average price of $42.15, $26.13, and $16.95 pursuant to this plan during 2005, 2004 and 2003, respectively.
14. Commitments and Contingencies
Capital Leases
     During 2005, 2004, and 2003, the Company entered into four, two, and one capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2005	2004
Property and equipment	$2,596	$2,125
Other long-term assets	2,290	898
Accumulated depreciation	(2,071)	(1,104)

Net assets under capital leases in property and equipment	$2,815	$1,919

Current lease obligations	$825	$362
Long-term lease obligations	1,304	464

Capital lease obligations	$2,129	$826

Operating Leases
     Rental expense related to continuing operations for operating leases was $23.1 million, $19.4 million, and $13.6 million for 2005, 2004 and 2003, respectively. Non-cash lease expense for 2005, 2004, and 2003 was $7.0 million, $6.6 million, and $6.5 million, respectively, as discussed below.
     Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2005 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2006	$1,010	$12,532
2007	559	11,033
2008	441	9,645
2009	340	7,821
2010	—	6,371
Years thereafter	—	665,362

Total minimum lease payments	2,350	$712,764

Less amount representing interest	(221)

Total present value of minimum payments	2,129
Less current portion of obligations	(825)

Long-term obligations	$1,304

     The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.1 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.2 million, $9.8 million, and $9.8 million for 2005, 2004, and 2003, respectively. This rent included approximately $6.5 million, $6.6 million, and $6.5 million of non-cash expenses during 2005, 2004, and 2003, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $0.8 million, $0.8 million, and $0.7 million of contingent rentals related to the Gaylord Palms in 2005, 2004, and 2003, respectively.
Other Commitments and Contingencies
     On February 22, 2005, the Company concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL Hockey in Nashville, Tennessee, which occurred on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in

Nashville prior to the first payment under the note (October 5, 2006), then in addition to the note being cancelled, the Predators will pay the Company $4 million. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note, then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during 2005.
     In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2005, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
     In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 7, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $17.2 million, which represents 19.9% of the $86.3 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of December 31, 2005. As of December 31, 2005, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
     Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans described in Note 7, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. The Company estimates that the maximum potential amount which the Company could be liable under this obligation is $1.6 million as of December 31, 2005. As of December 31, 2005, the Company had not recorded any liability in the consolidated balance sheet associated with this obligation.
     Certain of the Company’s ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 7 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which the Company is developing the Gaylord National. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until the project is completed. Upon completion of the project, these bonds will be delivered to the Company. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2005, the Company had committed to pay $220.7 million under those agreements for construction services and supplies. Construction costs to date for this project have exceeded the Company’s initial estimates. In addition, the Company plans to expand the Gaylord National project by 500 rooms, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. The Company estimates the total cost of the project, including the cost increases and the costs of the expansion, to be between $785 million and $835 million (excluding capitalized interest, preopening costs and any government incentives in connection with the Gaylord National hotel project), of which the Company has spent $65.9 million (including capitalized interest but excluding preopening costs) as of December 31, 2005. The Company is also considering other potential hotel sites throughout the country, including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
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

15. Retirement Plans
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
     The following table sets forth the funded status at December 31 (amounts in thousands):

	2005	2004
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$69,936	$66,629
Interest cost	4,067	4,057
Actuarial loss	6,453	3,446
Benefits paid	(4,685)	(4,196)

Benefit obligation at end of year	75,771	69,936

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	48,001	42,929
Actual return on plan assets	5,423	4,673
Employer contributions	4,099	4,595
Benefits paid	(4,685)	(4,196)

Fair value of plan assets at end of year	52,838	48,001

Funded status	(22,933)	(21,935)
Unrecognized net actuarial loss	27,077	24,625
Adjustment for minimum liability	(27,077)	(24,625)
Employer contribution after measurement date	757	855

Accrued pension cost	$(22,176)	$(21,080)

     Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2005	2004	2003
Interest cost	$4,067	$4,057	$4,031
Expected return on plan assets	(3,839)	(3,418)	(2,991)
Recognized net actuarial loss	2,417	2,509	2,371

Total net periodic pension expense	$2,645	$3,148	$3,411

     The accumulated benefit obligation for the defined benefit pension plan was $75.8 million and $69.9 million at December 31, 2005 and 2004, respectively.
Assumptions
     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2005	2004
Discount rate	5.50%	6.00%
Rate of compensation increase	N/A	N/A
Measurement date	9/30/2005	9/30/2004
     The rate of increase in future compensation levels was not applicable for 2005 and 2004 due to the Company amending the plan to freeze the cash balance benefit as described above.
     The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2005	2004
Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	9/30/2005	9/30/2004
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
Plan Assets
     The allocation of the defined benefit pension plan’s assets as of September 30, by asset categories, are as follows:

Asset Category	2005	2004
Equity securities	63%	64%
Fixed income securities	35%	31%
Cash	2%	5%

Total	100%	100%

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

Expected Contributions and Benefit Payments
     The Company expects to contribute $4.3 million to its defined benefit pension plan in 2006. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2006	$3,606
2007	2,139
2008	2,508
2009	3,216
2010	2,798
2011-2015	21,540

Total	$35,807

Other Information
     The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2005, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $14.8 million.
     The Company’s accrued cost related to its qualified and non-qualified retirement plans of $37.0 million and $33.7 million at December 31, 2005 and 2004, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2005 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $2.4 million, net of a tax benefit of $1.5 million. The 2004 decrease in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $0.2 million, net of a tax benefit of $0.3 million. The 2003 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $1.8 million, net of taxes of $1.1 million. The 2005, 2004 and 2003 charges to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $7.5 million, $6.0 million, and $4.1 million for 2005, 2004 and 2003, respectively.
16. Postretirement Benefits Other Than Pensions
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

     The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2005	2004
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$13,643	$20,203
Service cost	209	300
Interest cost	791	937
Actuarial loss (gain)	5,657	(6,752)
Benefits paid	(1,044)	(1,045)

Benefit obligation at end of year	19,256	13,643
Unrecognized net actuarial (loss) gain	(1,350)	4,809
Unrecognized prior service cost	1,076	2,076
Unrecognized curtailment gain	1,615	1,859

Accrued postretirement liability	$20,597	$22,387

     Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2005	2004	2003
Service cost	$209	$300	$341
Interest cost	791	937	1,380
Recognized net actuarial (gain) loss	(502)	(422)	10
Amortization of prior service cost	(999)	(999)	(999)
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$(745)	$(428)	$488

     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2005	2004
Discount rate	5.50%	6.00%
Measurement date	9/30/2005	9/30/2004
     The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2005	2004
Discount rate	6.00%	6.25%
Measurement date	9/30/2005	9/30/2004
     The health care cost trend is projected to be 10.1% in 2006, declining each year thereafter to an ultimate level trend rate of 5.0% per year for 2014 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 10%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by approximately 8% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 9%.

     The Company expects to contribute $1.0 million to the plan in 2006. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2006	$1,025
2007	1,111
2008	1,177
2009	1,243
2010	1,295
2011-2015	7,545

Total	$13,396

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
     During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million during the second quarter of 2004 as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the years ended December 31, 2004 was as follows (amounts in thousands):

Service cost	$(31)
Interest cost	(136)
Expected return on plan assets	—
Amortization of net actuarial gain	(328)
Amortization of prior service cost	—
Amortization of curtailment gain	—

Net periodic postretirement benefit expense	$(495)

17. Goodwill and Intangibles
     The Company performs an annual review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company completed the annual impairment review on all goodwill at December 31, 2005 and determined that no impairment charges were required.
     The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2005 and 2004 are as follows (amounts in thousands):

	Balance as of			Purchase	Balance as of
	January 1,	Impairment		Accounting	December 31,
	2005	Losses	Acquisitions	Adjustments	2005
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	155,877	—	14,917	379	171,173
Corporate and other	—	—	—	—	—

Total	$162,792	$—	$14,917	$379	$178,088

	Balance as of			Purchase	Balance as of
	January 1,	Impairment		Accounting	December 31,
	2004	Losses	Acqusitions	Adjustments	2004
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	159,451	—	—	(3,574)	155,877
Corporate and other	—	—	—	—	—

Total	$166,366	$—	$—	$(3,574)	$162,792

     During the year ended December 31, 2005, the Company recorded goodwill of $3.0 million and $11.9 million related to the acquisitions of Whistler and East West Resorts, respectively, as previously discussed in Note 5. During the year ended December 31, 2005, the Company made adjustments to accounts payable and accrued liabilities associated with the Whistler acquisition, the final purchase price, accrued liabilities, and inventories associated with the East West Resorts acquisition, and deferred taxes associated with the ResortQuest acquisition as a result of obtaining additional information. These adjustments resulted in a net increase in goodwill of $0.4 million.
     The carrying amount of indefinite lived intangible assets not subject to amortization was $40.3 million at December 31, 2005 and 2004. The gross carrying amount of amortized intangible assets in continuing operations was $37.9 million and $30.7 million at December 31, 2005 and 2004, respectively. The related accumulated amortization of intangible assets in continuing operations was $10.1 million and $4.8 million at December 31, 2005 and 2004, respectively. The amortization expense related to intangibles from continuing operations during the years ended December 31, 2005, 2004, and 2003 was $5.3 million, $3.9 million, and $0.5 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

Year 1	$4,932
Year 2	4,822
Year 3	4,822
Year 4	4,820
Year 5	4,425

$23,821

18. Financial Reporting By Business Segments
     The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. The Company revised its reportable segments during the first quarter of 2003 due to the Company’s decision to divest itself of the Radio Operations and due to the acquisition of ResortQuest.

	2005	2004	2003
REVENUES:
Hospitality	$576,927	$473,051	$369,263
Opry and Attractions	67,097	66,565	61,433
ResortQuest	224,253	190,823	16,383
Corporate and Other	512	388	184

Total revenues	$868,789	$730,827	$447,263

DEPRECIATION AND AMORTIZATION:
Hospitality	$63,188	$58,521	$46,536
Opry and Attractions	5,347	5,215	5,129
ResortQuest	10,645	9,210	1,157
Corporate and Other	4,049	4,737	6,099

Total depreciation and amortization	$83,229	$77,683	$58,921

OPERATING INCOME (LOSS):
Hospitality	$72,705	$43,525	$42,347
Opry and Attractions	1,889	1,548	(600)
ResortQuest	(7,290)	359	(2,685)
Corporate and Other	(41,266)	(43,751)	(43,396)
Preopening costs	(5,005)	(14,205)	(11,562)
Impairment and other charges	—	(1,212)	(856)
Restructuring charges	—	(196)	—

Total operating income (loss)	21,033	(13,932)	(16,752)

Interest expense, net of amounts capitalized	(73,169)	(55,064)	(52,804)
Interest income	2,479	1,501	2,461
Unrealized (loss) gain on Viacom stock	(41,554)	(87,914)	39,831
Unrealized gain (loss) on derivatives	35,705	56,533	(33,228)
Income from unconsolidated companies	2,169	3,825	2,340
Other gains and (losses)	6,656	1,089	2,209

Loss before benefit for income taxes and discontinued operations	$(46,681)	$(93,962)	$(55,943)

IDENTIFIABLE ASSETS:
Hospitality	$1,303,739	$1,259,813
Opry and Attractions	83,847	88,542
ResortQuest	333,501	293,188
Corporate and Other	808,208	870,040
Discontinued operations	3,295	9,462

Total identifiable assets	$2,532,590	$2,521,045

     The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2005	2004	2003
CAPITAL EXPENDITURES:
Hospitality	$105,536	$118,698	$211,043
Opry and Attractions	2,538	3,326	9,133
ResortQuest	14,036	2,053	1,439
Corporate and other	7,430	3,459	2,040

Total capital expenditures	$129,540	$127,536	$223,655

19. Quarterly Financial Information (Unaudited)
     The following is selected unaudited quarterly financial data as revised for the fiscal years ended December 31, 2005 and 2004 (amounts in thousands, except per share data).
     The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$214,013	$224,838	$208,501	$221,437
Depreciation and amortization	20,937	20,201	20,905	21,186
Operating income (loss)	10,887	14,095	255	(4,204)
(Loss) income before income taxes and discontinued operations	(14,229)	1,284	(14,282)	(19,454)
(Benefit) provision for income taxes	(5,183)	1,234	(4,769)	(6,429)
(Loss) income from continuing operations	(9,046)	50	(9,513)	(13,025)
Gain (loss) from discontinued operations, net of taxes	189	(461)	(2,104)	(40)
Net loss	(8,857)	(411)	(11,617)	(13,065)
Net loss per share	(0.22)	(0.01)	(0.29)	(0.32)
Net loss per share — assuming dilution	(0.22)	(0.01)	(0.29)	(0.32)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$153,652	$197,519	$191,011	$188,645
Depreciation and amortization	16,613	20,687	20,232	20,151
Operating (loss) income	(10,664)	(1,363)	951	(2,856)
Loss before income taxes and discontinued operations	(30,212)	(39,183)	(8,642)	(15,925)
Benefit for income taxes	(11,069)	(16,559)	(4,657)	(7,424)
Loss from continuing operations	(19,143)	(22,624)	(3,985)	(8,501)
Gain (loss) from discontinued operations, net of taxes	245	(24)	793	(399)
Net loss	(18,898)	(22,648)	(3,192)	(8,900)
Net loss per share	(0.48)	(0.57)	(0.08)	(0.22)
Net loss per share — assuming dilution	(0.48)	(0.57)	(0.08)	(0.22)
     During the third quarter of 2005, the Company committed to a plan of disposal of ResortQuest Discontinued Markets. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0.4 million during the third quarter of 2005 and $0.4 million during the fourth quarter of 2005 in discontinued operations for employee severance benefits related to the discontinued markets. Based on its decision to dispose of these markets, the Company also recorded pre-tax impairment charges of

$2.8 million during the third quarter of 2005 in discontinued operations. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million. The Company completed the sale of four of these markets during the fourth quarter of 2005 for approximately $1.4 million in cash. The Company recognized a pretax loss of $0.4 million during the fourth quarter of 2005 related to these sales in discontinued operations. The results of operations, net of taxes, of these markets have been reflected in the accompanying consolidated financial statements as discontinued in accordance with SFAS No. 144 for all periods presented. As a result, revenues, depreciation and amortization, operating income, income before income taxes and discontinued operations, provision for income taxes, income from continuing operations, and gain from discontinued operations, net of taxes, for the three months ended March 31, 2005 and 2004 and June 30, 2005 and 2004 increased (decreased) as follows:

	2005
	First	Second
	Quarter	Quarter
Revenues	$(5,297)	$(3,924)
Depreciation and amortization	(81)	(78)
Operating income	(292)	701
Income before income taxes and discontinued operations	(298)	690
Provision for income taxes	(109)	229
Income from continuing operations	(189)	461
Gain from discontinued operations, net of taxes	189	(461)

	2004
	First	Second
	Quarter	Quarter
Revenues	$(5,231)	$(4,552)
Depreciation and amortization	(82)	(88)
Operating income	(378)	22
Income before income taxes and discontinued operations	(384)	17
Provision for income taxes	(139)	(7)
Income from continuing operations	(245)	24
Gain from discontinued operations, net of taxes	245	(24)
     On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resort’s liabilities as of January 1, 2005 of $7.8 million. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005.
     On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005.
     In connection with the settlement of litigation with NHC on February 22, 2005, as further discussed in Note 14, the Company made a one-time cash payment to NHC of $4.0 million and issued to NHC a 5-year, $5.0 million promissory note. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.
     On March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. As a result of entering into the $600.0 million credit facility, the 2003 Revolving Credit Facility was terminated and the Company wrote off $0.5 million of deferred financing costs during the first quarter of 2005.
     In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in the Company’s income from unconsolidated companies of $1.7 million. The Company determined that the impact of the adjustments recorded by Bass Pro was immaterial to its consolidated financial statements in all prior periods. Therefore, the Company reflected its $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
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
20. Subsequent Events
Viacom Stock
     On December 31, 2005, Viacom Inc. completed a transaction to separate Viacom Inc. into two publicly traded companies named CBS Corporation and Viacom Inc. by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of CBS Corporation Class A common stock and 0.5 shares of Viacom Inc. Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Corporation Class B common stock and 0.5 shares of Viacom Inc. Class B common stock. However, this transaction was not effective until shares of the two companies commenced trading on the New York Stock Exchange on January 3, 2006. CBS Corporation is comprised of CBS Television Network, UPN, CBS Radio, Viacom Outdoor, Viacom Television Stations Group, Paramount Television, King World, Simon & Schuster, Showtime and Paramount Parks. Viacom Inc. is comprised of MTV Networks, BET, Paramount Pictures, Paramount Home Entertainment and Famous Music.
     As a result of this transaction, the Company exchanged its 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of CBS Corporation Class B Common Stock and 5,468,950 shares of Viacom, Inc. Class B common stock effective January 3, 2006. This transaction had no impact on the value of the Company’s investment in Viacom Stock or the related secured forward exchange contract as of December 31, 2005.
Purchase of Land
     On February 17, 2006 the Company closed on the purchase of approximately 30 acres of land adjacent to the Gaylord Texan for $11.2 million for possible future development.
21. Information Concerning Guarantor and Non-Guarantor Subsidiaries
     Prior to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, as discussed in Note 10, not all of the Company’s subsidiaries guaranteed the 8% Senior Notes. All of the Company’s subsidiaries that were borrowers under, or had guaranteed, the Company’s 2003 Revolving Credit Facility or previously, the Company’s 2003 Loans, were guarantors of the 8% Senior Notes (the “Former Guarantors”). Certain of the Company’s subsidiaries, including those that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower (the “Former Non-Guarantors”), did not guarantee the 8% Senior Notes. However, subsequent to the issuance of the 6.75% Senior Notes and repayment of the Senior Loan on November 30, 2004, the 8% Senior Notes and 6.75% Senior Notes became guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). As a result, the Company has classified the balance sheet, results of operations, and cash flows of the subsidiaries that incurred the Company’s Nashville Hotel Loan or owned or managed the Nashville loan borrower as of December 31, 2005 and 2004 and for each of the years in the two year period ended December 31, 2005 as guarantor subsidiaries in the consolidating financial information presented below. The results of operations and cash flows of these subsidiaries for the year ended December 31, 2003 are classified as non-guarantor subsidiaries in the consolidating financial information presented below. The Company’s investment in Bass Pro and certain other discontinued operations remained non-guarantors of the 8% Senior Notes and 6.75% Senior Notes after repayment of the Senior Loan, so the Company has classified the balance sheet, results of operations and cash flows of these subsidiaries as of December 31, 2005 and 2004 and for each of the years in the two year period ended December 31, 2005 as non-guarantor subsidiaries (the “Non-Guarantors”) in the consolidating financial information presented below. The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis.
     The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$84,471	$837,539	$—	$(53,221)	$868,789
Operating expenses:
Operating costs	22,986	549,248	—	(17,374)	554,860
Selling, general and administrative	39,566	165,245	—	(149)	204,662
Management fees	—	35,698	—	(35,698)	—
Preopening costs	—	5,005	—	—	5,005
Depreciation	5,427	67,219	—	—	72,646
Amortization	1,403	9,180	—	—	10,583

Operating income	15,089	5,944	—	—	21,033
Interest expense, net	(77,433)	(58,357)	(5,476)	68,097	(73,169)
Interest income	60,269	2,875	7,432	(68,097)	2,479
Unrealized loss on Viacom stock	(41,554)	—	—	—	(41,554)
Unrealized gain on derivatives	35,705	—	—	—	35,705
Income from unconsolidated companies	—	158	2,011	—	2,169
Other gains and (losses)	5,256	1,400	—	—	6,656

(Loss) income before income taxes and discontinued operations	(2,668)	(47,980)	3,967	—	(46,681)
(Benefit) provision for income taxes	(2,216)	(14,508)	1,577	—	(15,147)
Equity in subsidiaries’ (earnings) losses, net	33,498	—	—	(33,498)	—

(Loss) income from continuing operations	(33,950)	(33,472)	2,390	33,498	(31,534)
(Loss) gain from discontinued operations, net	—	(2,504)	88	—	(2,416)

Net (loss) income	$(33,950)	$(35,976)	$2,478	$33,498	$(33,950)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$77,723	$701,851	$—	$(48,747)	$730,827
Operating expenses:
Operating costs	23,750	456,816	—	(14,055)	466,511
Selling, general and administrative	39,220	145,732	—	—	184,952
Management fees	—	34,692	—	(34,692)	—
Preopening costs	—	14,205	—	—	14,205
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	196	—	—	—	196
Depreciation	5,499	63,269	—	—	68,768
Amortization	2,038	6,877	—	—	8,915

Operating income (loss)	7,020	(20,952)	—	—	(13,932)
Interest expense, net	(56,535)	(67,033)	(5,588)	74,092	(55,064)
Interest income	59,162	8,611	7,820	(74,092)	1,501
Unrealized loss on Viacom stock	(87,914)	—	—	—	(87,914)
Unrealized gain on derivatives	56,533	—	—	—	56,533
Income from unconsolidated companies	—	—	3,825	—	3,825
Other gains and (losses)	2,960	(1,871)	—	—	1,089

(Loss) income before income taxes and discontinued operations	(18,774)	(81,245)	6,057	—	(93,962)
(Benefit) provision for income taxes	(10,848)	(31,556)	2,695	—	(39,709)
Equity in subsidiaries’ (earnings) losses, net	45,712	—	—	(45,712)	—

(Loss) income from continuing operations	(53,638)	(49,689)	3,362	45,712	(54,253)
(Loss) gain from discontinued operations, net	—	(5)	620	—	615

Net (loss) income	$(53,638)	$(49,694)	$3,982	$45,712	$(53,638)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$67,311	$207,307	$215,265	$(42,620)	$447,263
Operating expenses:
Operating costs	23,255	126,674	137,237	(11,354)	275,812
Selling, general and administrative	35,664	49,458	31,713	29	116,864
Management fees	—	14,620	16,675	(31,295)	—
Preopening costs	—	11,562	—	—	11,562
Impairment and other charges	856	—	—	—	856
Restructuring charges, net	—	—	—	—	—
Depreciation	5,559	24,321	24,032	—	53,912
Amortization	3,085	681	1,243	—	5,009

Operating (loss) income	(1,108)	(20,009)	4,365	—	(16,752)
Interest expense, net	(43,142)	(34,048)	(22,061)	46,447	(52,804)
Interest income	38,679	1,323	8,906	(46,447)	2,461
Unrealized gain on Viacom stock	39,831	—	—	—	39,831
Unrealized loss on derivatives	(33,228)	—	—	—	(33,228)
Income from unconsolidated companies	—	—	2,340	—	2,340
Other gains and (losses)	2,238	(10)	(19)	—	2,209

Income (loss) before income taxes and discontinued operations	3,270	(52,744)	(6,469)	—	(55,943)
Provision (benefit) for income taxes	1,416	(22,796)	(2,404)	—	(23,784)
Equity in subsidiaries’ (earnings) losses, net	(398)	—	—	398	—

Income (loss) from continuing operations	2,252	(29,948)	(4,065)	(398)	(32,159)
Gain from discontinued operations, net	—	911	33,500	—	34,411

Net income (loss)	$2,252	$(29,037)	$29,435	$(398)	$2,252

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$41,757	$18,040	$—	$—	$59,797
Cash and cash equivalents — restricted	1,201	22,450	—	—	23,651
Short-term investments	—	—	—	—	—
Trade receivables, net	254	36,914	—	—	37,168
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,653	3,196	12	—	8,861
Other current assets	4,965	24,459	—	(126)	29,298
Intercompany receivables, net	1,058,718	—	41,573	(1,100,291)	—
Current assets of discontinued operations	—	2,649		—	2,649

Total current assets	1,139,413	107,708	41,585	(1,100,417)	188,289
Property and equipment, net	85,240	1,319,179	—	—	1,404,419
Amortized intangible assets, net	—	27,828	—	—	27,828
Goodwill	—	178,088	—	—	178,088
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	796,548	19,286	70,181	(456,720)	429,295
Estimated fair value of derivative assets	220,430	—	—	—	220,430
Long-term deferred financing costs	29,144	—	—	—	29,144
Other long-term assets	4,928	9,208	—	—	14,136
Long-term assets of discontinued operations	—	646	—	—	646

Total assets	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$1,254	$571	$—	$—	$1,825
Accounts payable and accrued liabilities	34,362	156,621	—	(291)	190,692
Intercompany payables, net	—	1,228,669	(128,378)	(1,100,291)	—
Current liabilities of discontinued operations	—	3,124	526	—	3,650

Total current liabilities	35,616	1,388,985	(127,852)	(1,100,582)	196,167
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	597,190	1,285	—	—	598,475
Deferred income taxes	119,142	57,755	755	—	177,652
Estimated fair value of derivative liabilities	1,994	—	—	—	1,994
Other long-term liabilities	61,596	34,801	2	165	96,564
Long-term liabilities of discontinued operations	—	120	(3)	—	117
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,337	2	(3,339)	403
Additional paid-in capital	670,828	517,184	53,846	(571,030)	670,828
Retained earnings	198,320	(302,665)	185,016	117,649	198,320
Other stockholders’ equity	(20,960)	(24)	—	—	(20,984)

Total stockholders’ equity	848,591	217,832	238,864	(456,720)	848,567

Total liabilities and stockholders’ equity	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$39,711	$3,787	$—	$—	$43,498
Cash and cash equivalents — restricted	2,446	40,517	—	—	42,963
Short term investments	27,000	—	—	—	27,000
Trade receivables, net	614	30,259	—	—	30,873
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	7,413	2,985	13	—	10,411
Other current assets	6,418	21,796	94	(126)	28,182
Intercompany receivables, net	990,597	—	33,446	(1,024,043)	—
Current assets of discontinued operations	—	4,221	—	—	4,221

Total current assets	1,101,064	103,565	33,553	(1,024,169)	214,013
Property and equipment, net	85,535	1,256,273	—	—	1,341,808
Amortized intangible assets, net	36	25,926	—	—	25,962
Goodwill	—	162,792	—	—	162,792
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	873,871	16,747	68,170	(490,218)	468,570
Estimated fair value of derivative assets	187,383	—	—	—	187,383
Long-term deferred financing costs	50,323	550	—	—	50,873
Other long-term assets	5,811	10,777	7,500	—	24,088
Long-term assets of discontinued operations	—	5,241	—	—	5,241

Total assets	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$368	$95	$—	$—	$463
Accounts payable and accrued liabilities	42,521	121,697	—	(291)	163,927
Intercompany payables, net	—	1,152,042	(127,999)	(1,024,043)	—
Current liabilities of discontinued operations	—	4,742	1,052	—	5,794

Total current liabilities	42,889	1,278,576	(126,947)	(1,024,334)	170,184
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	575,727	219	—	—	575,946
Deferred income taxes	137,645	68,250	(213)	—	205,682
Estimated fair value of derivative liabilities	4,514	—	—	—	4,514
Other long-term liabilities	62,098	19,682	(3)	165	81,942
Long-term liabilities of discontinued operations	—	122	—	—	122
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	3,337	2	(3,339)	399
Additional paid-in capital	655,110	517,184	53,846	(571,030)	655,110
Retained earnings	232,270	(266,689)	182,538	84,151	232,270
Other stockholders’ equity	(18,203)	25	—	—	(18,178)

Total stockholders’ equity	869,576	253,857	236,386	(490,218)	869,601

Total liabilities and stockholders’ equity	$2,305,503	$1,620,706	$109,223	$(1,514,387)	$2,521,045

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(42,733)	$133,356	$(6,971)	$—	$83,652
Net cash (used in) discontinued operating activities	—	(2,271)	(529)	—	(2,800)

Net cash (used in) provided by operating activities	(42,733)	131,085	(7,500)	—	80,852
Purchases of property and equipment	(8,777)	(120,763)	—	—	(129,540)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Investment in RHAC Holdings, LLC	—	(5,225)	—	—	(5,225)
Returns of investment in RHAC Holdings, LLC	—	2,389	—	—	2,389
Proceeds from sale of assets	5,967	4,511	—	—	10,478
Collection of note receivable	—	—	7,500	—	7,500
Purchases of short-term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short-term investments	42,000	—	—	—	42,000
Other investing activities	(878)	(1,594)	—	—	(2,472)

Net cash provided by (used in) investing activities — continuing operations	23,312	(140,905)	7,500	—	(110,093)
Net cash provided by investing activities — discontinued operations	—	1,195	—	—	1,195

Net cash provided by (used in) investing activities	23,312	(139,710)	7,500	—	(108,898)
Borrowings under credit facility	20,000	—	—	—	20,000
Deferred financing costs paid	(8,479)	—	—	—	(8,479)
Decrease in restricted cash and cash equivalents	1,245	22,778	—	—	24,023

Proceeds from exercise of stock option and purchase plans	9,040	—	—	—	9,040
Other financing activities, net	(339)	(289)	—	—	(628)

Net cash provided by financing activities — continuing operations	21,467	22,489	—	—	43,956
Net cash provided by financing activities — discontinued operations	—	389	—	—	389

Net cash provided by financing activities	21,467	22,878	—	—	44,345

Net change in cash	2,046	14,253	—	—	16,299
Cash and cash equivalents at beginning of year	39,711	3,787	—	—	43,498

Cash and cash equivalents at end of year	$41,757	$18,040	$—	$—	$59,797

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(277,202)	$334,085	$821	$—	$57,704
Net cash used in discontinued operating activities	—	(1,170)	(821)	—	(1,991)

Net cash (used in) provided by operating activities	(277,202)	332,915	—	—	55,713
Purchases of property and equipment	(5,567)	(121,969)	—	—	(127,536)
Proceeds from sale of assets	—	1,485	—	—	1,485
Purchases of short-term investments	(130,850)	—	—	—	(130,850)
Proceeds from sale of short-term investments	165,850	—	—	—	165,850
Other investing activities	(266)	(3,803)	—	—	(4,069)

Net cash provided by (used in) investing activities — continuing operations	29,167	(124,287)	—	—	(95,120)
Net cash used in investing activities — discontinued operations	—	(318)	—	—	(318)

Net cash provided by (used in) investing activities	29,167	(124,605)	—	—	(95,438)
Proceeds from issuance of long-term debt	225,000	—	—	—	225,000
Repayment of long-term debt	—	(199,181)	—	—	(199,181)
Deferred financing costs paid	(4,758)	(193)	—	—	(4,951)
Decrease (increase) in restricted cash and cash equivalents	2,205	(9,990)	—	—	(7,785)
Proceeds from exercise of stock option and purchase plans	11,529	—	—	—	11,529
Other financing activities, net	(643)	(50)	—	—	(693)

Net cash provided by (used in) financing activities — continuing operations	233,333	(209,414)	—	—	23,919
Net cash provided by financing activities — discontinued operations	—	359	—	—	359

Net cash provided by (used in) financing activities	233,333	(209,055)	—	—	24,278

Net change in cash	(14,702)	(745)	—	—	(15,447)
Cash and cash equivalents at beginning of year	54,413	4,532	—	—	58,945

Cash and cash equivalents at end of year	$39,711	$3,787	$—	$—	$43,498

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003

			Former
		Former	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(249,422)	$271,127	$42,248	$—	$63,953
Net cash provided by (used in) indiscontinued operating activities	—	22,830	(19,997)	—	2,833

Net cash (used in) provided by operating activities	(249,422)	293,957	22,251	—	66,786
Purchases of property and equipment	(8,686)	(203,882)	(11,087)	—	(223,655)
Cash of business acquired	—	4,228	—	—	4,228
Proceeds from sale of assets	—	—	175	—	175
Collection of note receivable	—	—	10,000	—	10,000
Purchases of short-term investments	(254,500)	—	—	—	(254,500)
Proceeds from sale of short-term investments	242,800	—	—	—	242,800
Other investing activities	(1,017)	(289)	(1,022)	—	(2,328)

Net cash used in investing activities — continuing operations	(21,403)	(199,943)	(1,934)	—	(223,280)
Net cash provided by investing activities — discontinued operations	—	5,804	59,485	—	65,289

Net cash (used in) provided by investing activities	(21,403)	(194,139)	57,551	—	(157,991)
Proceeds from issuance of long-term debt	350,000	200,000	—	—	550,000
Repayment of long-term debt	(60,000)	(285,100)	(80,004)	—	(425,104)
Deferred financing costs paid	(9,344)	(8,643)	(302)	—	(18,289)
(Increase) decrease in restricted cash and cash equivalents	(1,919)	(7,652)	1,257	—	(8,314)
Proceeds from exercise of stock option and purchase plans	4,459	—	—	—	4,459
Other financing activities, net	(554)	1,117	(1,157)	—	(594)

Net cash provided by (used in) financing activities — continuing operations	282,642	(100,278)	(80,206)	—	102,158
Net cash used in financing activities — discontinued operations	—	(246)	(94)	—	(340)

Net cash provided by (used in) financing activities	282,642	(100,524)	(80,300)	—	101,818

Net change in cash	11,817	(706)	(498)	—	10,613
Cash and cash equivalents at beginning of year	42,596	3,644	2,092	—	48,332

Cash and cash equivalents at end of year	$54,413	$2,938	$1,594	$—	$58,945

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENT SCHEDULES
To Board of Directors and Stockholders of Gaylord Entertainment Company:
We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 10, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2006

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2005
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges - continuing operations	$14	$(13)	$—	$1	$—
2001 restructuring charges - continuing operations	107	—	—	107	—

Total continuing operations	121	(13)	—	108	—

2001 restructuring charges - discontinuing operations	190	—	—	28	162
2005 restructuring charges - discontinuing operations	—	840	—	648	192

Total discontinuing operations	190	840	—	676	354

Total	$311	$827	$—	$784	$354

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2003
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges - continuing operations	$270	$—	$—	$75	$195
2001 restructuring charges - continuing operations	431	—	—	337	94

Total continuing operations	701	—	—	412	289
2001 restructuring charges - discontinuing operations	378	—	—	162	216

Total	$1,079	$—	$—	$574	$505

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1†	Agreement and Plan of Merger, dated as of August 4, 2003, among Gaylord Entertainment Company (the “Company”), GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2003 (File No. 1-13079)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 7, 1997 (File No. 1-13079)).

3.2	Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4.4	Registration Rights Agreement among the Company and holders including E.L. and Thelma Gaylord Foundation, GFI Company, Christine Gaylord Everest, Louise Gaylord Bennett and Mary Gaylord McClean executed with respect to 3,175,683 shares of the Company’s common stock (in the form and incorporated by reference to Exhibit 4.2 to the Company’s Registration Statements on Form S-3, amendment No. 1 filed on April 20, 2004).

4.5	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company 8% Senior Notes Due 2013 (the “8% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).

4.6	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).

4.7*	Second Supplemental Indenture, dated as of November 29, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes.

4.8*	Third Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes.

4.9*	Fourth Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes.

4.10	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.11	Registration Rights Agreement, dated as of November 30, 2004, between the registrants signatory thereto and the Initial Purchasers (as defined therein) with respect to the Company’s 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company’s current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.12	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).

4.13*	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes.

10.1†	Credit Agreement, dated as of March 10, 2005, among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent and letter of credit issuer; Banc of America Securities LLC, as joint lead arranger and joint book manager; Deutsche Bank Trust Company Americas, as syndication agent; and the other lenders party thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 (File No. 1-13079).

10.2	First Amendment to Credit Agreement, dated as of June 1, 2005, among the Company, as borrower; certain subsidiaries of the company, as guarantors; Bank of America, N.A. as administrative agent and letter of credit issuer; Banc of America Securities LLC, as joint lead arranger and joint book manager; Deutsche Bank Trust Company Americas, as syndication agent; and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.4	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6	Naming Rights Agreement dated as of November 24, 1999, by and between the Company and Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.7	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

10.8	Non-Negotiable Promissory Note dated February 22, 2005 in favor of Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.9	Acknowledgement of Termination of Naming Rights Agreement dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.10	Purchase Agreement dated February 22, 2005 by and between the Nashville Hockey Club Limited Partnership and CCK Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.11	Consent Agreement dated February 22, 2005 by and among the NHL, Nashville Hockey Club Limited Partnership, the Company and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.12	SAILS Mandatorily Exchangeable Securities Contract dated as of May 22, 2000, among the Company, OLH G.P., Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).

10.13	SAILS Pledge Agreement dated as of May 22, 2000, among the Company, Credit Suisse First Boston International, and Credit Suisse First Boston Corporation, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2000 (File No. 1-13079)).

10.14*†	Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto.

10.15	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.16	ResortQuest International, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit A to ResortQuest International, Inc.’s definitive proxy statement filed with the SEC on April 6, 1999 (File No. 1-14115)).

10.17	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.18	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10.19	Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).

10.20	Amendment No. 1 dated as of August 17, 2004 to 2001 Employment Agreement of Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004 (File No. 1-13079)).

10.21	Amendment No. 2, dated as of February 10, 2006, to 2001 Employment Agreement of Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2006 (File No. 1-13079)).

10.22	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
1-13079)).

10.23	Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).

10.24	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.25	Employment Agreement of David C. Kloeppel, dated May 4, 2005, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 1-13079)).

10.26	Employment Agreement, dated as of February 10, 2006, by and between the Company and John Caparella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2006 (File No. 1-13079)).

10.27	Employment Agreement, dated as of July 15, 2003, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005 (File No. 1-13079)).

10.28	Amendment No. 1 to Employment Agreement, dated as of November 4, 2005, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005 (File No. 1-13079)).

10.29	Executive Employment Agreement of Jay D. Sevigny, dated July 15, 2003, with the Company (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13079).

10.30	Amendment No. 1 to Employment Agreement, dated as of November 4, 2005, by and between the Company and Jay D. Sevigny (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005 (File No. 1-13079)).

10.31	Employment Agreement, dated as of February 10, 2006, by and between the Company and Jay D. Sevigny (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2006 (File No. 1-13079)).

10.32	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.33	Gaylord Entertainment Company Director Compensation Policy (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.34	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.35	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.36	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.37*	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”).

10.38*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.