Form 10-Q
period 2006-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2006-05-09
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2006
Common Stock, $.01 par value	40,624,881 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2006
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005
Revenues	$242,155	$214,013

Operating expenses:
Operating costs	152,227	136,106
Selling, general and administrative	45,866	45,140
Preopening costs	1,062	943
Depreciation	18,617	18,208
Amortization	2,685	2,729

Operating income	21,698	10,887

Interest expense, net of amounts capitalized	(17,830)	(18,091)
Interest income	707	579
Unrealized loss on Viacom stock and CBS stock	(13,235)	(17,163)
Unrealized gain on derivatives	15,392	5,637
Income from unconsolidated companies	2,756	1,472
Other gains and (losses), net	6,090	2,450

Income (loss) before provision (benefit) for income taxes	15,578	(14,229)

Provision (benefit) for income taxes	4,208	(5,183)

Income (loss) from continuing operations	11,370	(9,046)

Gain from discontinued operations, net of income taxes	1,789	189

Net income (loss)	$13,159	$(8,857)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.23)
Gain from discontinued operations, net of income taxes	0.05	0.01

Net income (loss)	$0.33	$(0.22)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.23)
Gain from discontinued operations, net of income taxes	0.05	0.01

Net income (loss)	$0.32	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$36,975	$59,797
Cash and cash equivalents — restricted	30,414	23,651
Short term investments	—	—
Trade receivables, less allowance of $1,272 and $2,471, respectively	61,115	37,168
Deferred financing costs	26,865	26,865
Deferred income taxes	8,562	8,861
Other current assets	35,070	29,298
Current assets of discontinued operations	1,239	2,649

Total current assets	200,240	188,289

Property and equipment, net of accumulated depreciation	1,438,827	1,404,419
Intangible assets, net of accumulated amortization	26,520	27,828
Goodwill	174,442	178,088
Indefinite lived intangible assets	40,315	40,315
Investments	419,117	429,295
Estimated fair value of derivative assets	236,464	220,430
Long-term deferred financing costs	21,751	29,144
Other long-term assets	16,586	14,136
Long-term assets of discontinued operations	436	646

Total assets	$2,574,698	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,819	$1,825
Accounts payable and accrued liabilities	203,455	190,692
Current liabilities of discontinued operations	1,551	3,650

Total current liabilities	206,825	196,167

Secured forward exchange contract	613,054	613,054
Long-term debt and capital lease obligations, net of current portion	605,358	598,475
Deferred income taxes	179,749	177,652
Estimated fair value of derivative liabilities	4,500	1,994
Other long-term liabilities	91,975	96,564
Long-term liabilities of discontinued operations	108	117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,605 and 40,307 shares issued and outstanding, respectively	406	403
Additional paid-in capital	680,555	670,828
Retained earnings	211,479	198,320
Unearned compensation	—	(1,673)
Accumulated other comprehensive loss	(19,311)	(19,311)

Total stockholders’ equity	873,129	848,567

Total liabilities and stockholders’ equity	$2,574,698	$2,532,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$13,159	$(8,857)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Gain from discontinued operations, net of taxes	(1,789)	(189)
Income from unconsolidated companies	(2,756)	(1,472)
Unrealized (gain) loss on Viacom stock and CBS stock and related derivatives	(2,157)	11,526
Provision (benefit) for deferred income taxes	4,208	(5,152)
Depreciation and amortization	21,302	20,937
Amortization of deferred financing costs	7,393	7,163
Stock-based compensation expense	1,667	1,009
Excess tax benefit from stock-based compensation	(1,890)	—
Loss (gain) on sales of assets	128	(1,607)
Dividends received from investment in RHAC Holdings, LLC	172	—
Changes in (net of acquisitions and divestitures):
Trade receivables	(23,947)	(20,474)
Accounts payable and accrued liabilities	11,732	18,270
Other assets and liabilities	(3,175)	669

Net cash flows provided by operating activities — continuing operations	24,047	21,823
Net cash flows (used in) provided by operating activities — discontinued operations	(1,534)	532

Net cash flows provided by operating activities	22,513	22,355

Cash Flows from Investing Activities:
Purchases of property and equipment	(53,517)	(33,864)
Acquisition of businesses, net of cash acquired	—	(20,852)
Investment in RHAC Holdings, LLC	(473)	—
Proceeds from sales of assets	310	2,938
Purchases of short-term investments	—	(10,000)
Proceeds from sale of short term investments	—	20,000
Other investing activities	(4,039)	(987)

Net cash flows used in investing activities — continuing operations	(57,719)	(42,765)
Net cash flows used in investing activities — discontinued operations	(816)	(105)

Net cash flows used in investing activities	(58,535)	(42,870)

Cash Flows from Financing Activities:
Borrowings under credit facility	10,000	—
Deferred financing costs paid	—	(8,282)
(Increase) decrease in restricted cash and cash equivalents	(6,763)	5,213
Proceeds from exercise of stock option and purchase plans	7,231	4,716
Excess tax benefit from stock-based compensation	1,890	—
Other financing activities, net	(458)	(366)

Net cash flows provided by financing activities — continuing operations	11,900	1,281
Net cash flows provided by (used in) financing activities — discontinued operations	1,300	(431)

Net cash flows provided by financing activities	13,200	850

Net change in cash and cash equivalents	(22,822)	(19,665)
Cash and cash equivalents — unrestricted, beginning of period	59,797	43,498

Cash and cash equivalents — unrestricted, end of period	$36,975	$23,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 financial statement presentation.
2. INCOME (LOSS) PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

(in thousands)	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding	40,311	39,983
Effect of dilutive stock options	1,084	—

Weighted average shares outstanding assuming dilution	41,395	39,983

For the three months ended March 31, 2005, the effect of dilutive stock options was the equivalent of approximately 1,050,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months ended March 31, 2005, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):
     Comprehensive income (loss) is as follows for the three months of the respective periods:

(in thousands)	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$13,159	$(8,857)
Unrealized gain on interest rate hedges	—	37
Foreign currency translation	—	(29)

Comprehensive income (loss)	$13,159	$(8,849)

4. DISCONTINUED OPERATIONS:
The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, and Unusual and Infrequently Occurring Events and Transactions. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest Discontinued Markets
During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0.1 million during the three months ended March 31, 2006 for employee severance benefits related to the discontinued markets.
The Company completed the sale of four of these markets in the fourth quarter of 2005 and two more of these markets in the first quarter of 2006. In exchange for the assets associated with the two markets sold in the first quarter of 2006, the buyers of these markets assumed $0.9 million in liabilities associated with the markets and the Company paid the buyers $0.7 million in cash. The Company recognized a pretax loss of $0.3 million during the first quarter of 2006 related to these two sales, which is recorded in income from discontinued operations in the condensed consolidated statement of operations. The Company completed the sale of the remaining two markets in the second quarter of 2006.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2006 and 2005:

(in thousands)	Three Months Ended
	March 31,
	2006	2005
Revenues:
ResortQuest Discontinued Markets	$1,347	$5,297

Operating (loss) income:
ResortQuest Discontinued Markets	$(240)	$292
Restructuring charges	(69)	—

Total operating (loss) income	(309)	292

Interest income	5	6

Other gains and (losses):
ResortQuest Discontinued Markets	(222)	—
International Cable Networks	(19)	—

(Loss) income before (benefit) provision for income taxes	(545)	298

(Benefit) provision for income taxes	(2,334)	109

Gain from discontinued operations	$1,789	$189

Included in other gains and (losses) in the three months ended March 31, 2006 is a pre-tax loss of $0.3 million on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months ended March 31, 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months ended March 31, 2006 primarily results from the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	March 31,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents — unrestricted	$612	$298
Cash and cash equivalents — restricted	227	1,527
Trade receivables, net	351	630
Prepaid expenses	32	74
Other current assets	17	120

Total current assets	1,239	2,649

Property and equipment, net of accumulated depreciation	428	565
Intangible assets, net of accumulated amortization	7	79
Other long-term assets	1	2

Total long-term assets	436	646

Total assets	$1,675	$3,295

Current liabilities:
Accounts payable and accrued liabilities	$1,551	$3,650

Total current liabilities	1,551	3,650

Other long-term liabilities	108	117

Total long-term liabilities	108	117

Total liabilities	$1,659	$3,767

5. ACQUISITIONS:
Whistler Lodging Company, Ltd.
On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005. As of March 31, 2006 and December 31, 2005, goodwill related to the Whistler acquisition totaled $3.3 million.
East West Resorts
On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resort’s liabilities as of January 1, 2005 of $7.8 million. East West Resorts manages approximately 2,000 vacation rental units located in Colorado ski destinations and South Carolina beach destinations. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005. As of March 31, 2006 and December 31, 2005, goodwill related to the East West Resorts acquisition totaled $11.7 million.
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
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the

Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest, and other related amounts due to the Company. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the collection of this note receivable resulted in the Company recording a gain of $5.4 million in other gains and losses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.
As of March 31, 2006 and December 31, 2005, goodwill related to the ResortQuest acquisition in continuing operations totaled $152.5 million and $156.1 million, respectively. During the three months ended March 31, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.6 million.
As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the three months ended March 31, 2006 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2005	Adjustments	Payments	March 31, 2006
$242	$—	$242	$—
The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase prices of each acquisition was allocated to the net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of each of the acquisitions. The Company determined these fair values with the assistance of a third party valuation expert. The excesses of the purchases prices over the fair values of the net tangible and identifiable intangible assets were recorded as goodwill. Goodwill will not be amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocations of the purchase prices are subject to adjustments for a period not to exceed one year from the consummation date (the allocation period of each acquisition) in accordance with SFAS No. 141 “Business Combinations” and EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.
6. DEBT:
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange

Commission (the “SEC”) with respect to the 8% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:
•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of a senior secured credit facility secured by the Company’s Florida and Texas hotel properties, as well as the remaining $66 million of a mezzanine loan secured by the equity interest in a wholly-owned subsidiary that owned Gaylord Opryland and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. As of November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.
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
6.75% Senior Notes
On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay a senior loan that was secured by a first mortgage lien on the assets of Gaylord Opryland and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.
New $600.0 Million Credit Facility
On March 10, 2005, the Company entered into a new $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility, which replaced a $100.0 million revolving credit facility, consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
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
As of March 31, 2006, the Company was in compliance with all covenants. As of March 31, 2006, $30.0 million in borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $15.6 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.
7. SECURED FORWARD EXCHANGE CONTRACT:
During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock. Effective January 3, 2006, Viacom Inc. completed a transaction to separate Viacom Inc. into two publicly traded companies named Viacom Inc. and CBS Corporation by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of Viacom Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of Viacom Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, the Company exchanged its 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock (“Viacom Stock”) and 5,468,950 shares of CBS Corporation Class B common stock (“CBS Stock”) effective January 3, 2006.
The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock while providing for participation in increases in the combined fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $26.9 million as of March 31, 2006 and December 31, 2005 and long-term assets of $3.9 million and $10.5 million as of March 31, 2006 and December 31, 2005, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.6 million for the three months ended March 31, 2006 and 2005. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock and CBS Stock. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2006.
In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 8.
8. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock and CBS Stock.
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months ended March 31, 2006 and 2005, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $15.4 million and $5.6 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of March 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($4.5)

million. The Company has recorded a derivative liability and an offsetting decrease in the balance of the 8% Senior Notes accordingly. As of December 31, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.8) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
9. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months ended March 31, 2006 and 2005 was comprised of:

(in thousands)	Three Months Ended
	March 31,
	2006	2005
Debt interest paid	$1,268	$250
Deferred financing costs paid	—	8,282
Capitalized interest to the extent debt interest paid	(1,268)	(355)

Cash interest paid, net of capitalized interest	$—	$8,177

Total capitalized interest for the three months ended March 31, 2006 was $1.6 million. Income taxes (paid) received were ($1.2) million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.
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

10. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2006 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2005	Losses	Acquisitions	Adjustments	March 31, 2006
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	171,173	—	—	(3,646)	167,527
Corporate and Other	—	—	—	—	—

Total	$178,088	$—	$—	$(3,646)	$174,442

During the three months ended March 31, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.6 million.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million at March 31, 2006 and December 31, 2005. The gross carrying amount of amortized intangible assets in continuing operations was $37.9 million at March 31, 2006 and December 31, 2005. The related accumulated amortization of amortized intangible assets in continuing operations was $11.4 million and $10.1 million at March 31, 2006 and December 31, 2005, respectively. The amortization expense related to intangible assets from continuing operations during the three months ended March 31, 2006 and 2005 was $1.3 million and $1.4 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$4,877
Year 2	4,822
Year 3	4,822
Year 4	4,774
Year 5	3,787

Total	$23,082

11. STOCK PLANS:
At March 31, 2006, the Company has one stock-based employee compensation plan, which is described more fully below. Prior to January 1, 2006, the Company accounted for stock options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options granted under this plan for the three months-ended March 31, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months-ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006, are $1.6 million and $1.2 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.36 and $0.35, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.33 and $0.32, respectively.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.9 million excess tax benefit classified as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the company had not adopted Statement 123(R).
The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock-based employee compensation plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005
Net Income (Loss):
As reported	$13,159	$(8,857)
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	1,169	—
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,169)	(1,183)

Pro forma	$13,159	$(10,040)

Net income (loss) per share:
As reported	$0.33	$(0.22)

Pro forma	$0.33	$(0.25)

Net income (loss) per share assuming dilution:
As reported	$0.32	$(0.22)

Pro forma	$0.32	$(0.25)

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.7 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of operations for all of the Company’s stock-based employee compensation plans was $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.
Stock Option and Restricted Stock Plan
The Company’s 1997 Omnibus Stock Option and Incentive Plan (the “1997 Plan”), which is shareholder-approved, permits the grant of stock options, restricted stock, and restricted stock units to its employees for up to 7,450,000 shares of common stock. The 1997 Plan also provides that no more than 1,000,000 of those shares may be granted for restricted stock and restricted stock units. The Company believes that such awards better align the interests of its employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant.
The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses the assumptions noted in the following table. Because the Black-Scholes-Merton option pricing formula incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	25.5% - 25.7%	34.7% - 34.9%
Weighted-average expected volatility	25.5%	34.8%
Expected dividends	—	—
Expected term (in years)	4.1	5.0
Risk-free rate	4.3% - 4.5%	4.0% - 4.2%
A summary of stock option activity under the 1997 Plan as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	3,757,855	$28.17
Granted	521,790	44.31
Exercised	(293,076)	24.61
Forfeited	(29,378)	33.56
Cancelled	(2,014)	23.62

Outstanding at March 31, 2006	3,955,177	30.53	6.4	$118,008,552

Exercisable at March 31, 2006	2,522,237	26.83	5.2	$64,649,882

The weighted-average grant-date fair value of options granted during the three months-ended March 31, 2006 and 2005 was $12.34 and $15.07, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5.9 million and $3.0 million, respectively.
The 1997 Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during the three months ended March 31, 2006 was $44.30. No Restricted Stock Awards were granted during the three months ended March 31, 2005. A summary of the status of the Company’s Restricted Stock Awards as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2006	74,035	$33.78
Granted	34,000	44.30
Vested	(3,000)	21.45
Forfeited	(2,835)	31.13

Nonvested shares at March 31, 2006	102,200	37.72

The grant date fair value of all Restricted Stock Awards that vested during the three months ended March 31, 2006 was $0.1 million.
As of March 31, 2006, there was $17.8 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the 1997 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the 1997 Plan, the Company may also grant selected executives and other key employees restricted stock units whose vesting occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals.
The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during the three months ended March 31, 2006 was $44.30. No PARSUP awards were granted during the three months ended March 31, 2005. A summary of the status of the Company’s PARSUP awards as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2006	583,500	$22.22
Granted	17,500	44.30
Vested	—	—
Forfeited	(70,000)	23.00

Nonvested awards at March 31, 2006	531,000	22.74

As of March 31, 2006, there was $5.3 million of total unrecognized compensation cost related to PARSUP awards granted under the 1997 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Cash received from option exercise under all stock-based employee compensation arrangements for the three months ended March 31, 2006 and 2005 was $7.2 million and $4.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based employee compensation arrangements totaled $2.2 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 3,084 and 2,605 shares of common stock at an average price per share of $43.11 and $38.38 pursuant to this plan during the three months ended March 31, 2006 and 2005, respectively.
On May 4, 2006, the Company’s stockholders approved a new Omnibus Equity Incentive Plan with 2,690,000 shares available for grant (only 1,350,000 of these shares may be granted in the form of restricted stock or units). No new grants will be made under the 1997 Plan.
12. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2006	2005
Service cost	$47	$109
Interest cost	1,215	1,201
Expected return on plan assets	(1,058)	(960)
Amortization of net actuarial loss	748	648
Amortization of prior service cost	1	1

Total net periodic pension expense	$953	$999

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2006	2005
Service cost	$48	$52
Interest cost	258	198
Amortization of net actuarial gain	—	(125)
Amortization of net prior service cost	(245)	(250)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$—	$(186)

13. NEWLY ISSUED ACCOUNTING STANDARDS:
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
14. COMMITMENTS AND CONTINGENCIES:
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
In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (“NHL”). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $17.2 million, which represents 19.9% of the $86.3 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of March 31, 2006. As of March 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. As of March 31, 2006, the notional amount of the Company’s letter of credit had decreased to $1.5 million as a result of expenditures made by RHAC, LLC on the capital upgrades. The Company estimates that the maximum potential amount for which the Company could be liable under this obligation is $1.5 million as of March 31, 2006. As of March 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this obligation.
Certain of the ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 6 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management. Assuming that the properties under these management agreements break even, the Company estimates that the maximum potential amount of future payments which the Company could be required to make under these guarantees is approximately $29 million as of March 31, 2006. As of March 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center (the “Gaylord National”). Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The Company currently expects to open the hotel in 2008. In connection with this project, Prince George’s County, Maryland approved, in July 2004, two bond issues related to the development. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until the project is completed. Upon completion of the project, these bonds will be delivered to the Company. The Company will initially hold the bonds and receive the debt service thereon which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of March 31, 2006, the Company had committed to pay $293.4 million under those agreements for construction services and supplies ($197.0 million of which is outstanding). Construction costs to date for this project have exceeded the Company’s initial estimates. In addition, the Company plans to expand the Gaylord National project by 500 rooms, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. The Company estimates the total cost of the project, including the cost increases and the costs of the expansion, to be between $785 million and $835 million (excluding capitalized interest, preopening costs and any government incentives in connection with the Gaylord National hotel project), of which the Company has spent $96.3 million (including capitalized interest but excluding preopening costs) as of March 31, 2006. The Company is also considering other potential hotel sites throughout the country, including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
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

(in thousands)	Three Months Ended
	March 31,
	2006	2005
Revenues:
Hospitality	$165,464	$142,501
Opry and Attractions	16,765	12,857
ResortQuest	59,848	58,508
Corporate and Other	78	147

Total	$242,155	$214,013

Depreciation and amortization:
Hospitality	$16,140	$15,844
Opry and Attractions	1,414	1,398
ResortQuest	2,734	2,693
Corporate and Other	1,014	1,002

Total	$21,302	$20,937

Operating income (loss):
Hospitality	$34,451	$21,952
Opry and Attractions	(1,371)	(2,156)
ResortQuest	2,107	1,800
Corporate and Other	(12,427)	(9,766)
Preopening costs	(1,062)	(943)

Total operating income	21,698	10,887
Interest expense, net of amounts capitalized	(17,830)	(18,091)
Interest income	707	579
Unrealized loss on Viacom stock and CBS stock	(13,235)	(17,163)
Unrealized gain on derivatives	15,392	5,637
Income from unconsolidated companies	2,756	1,472
Other gains and (losses), net	6,090	2,450

Income (loss) before provision (benefit) for income taxes	$15,578	$(14,229)

16. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the 8% Senior Notes and 6.75% Senior Notes.
The 8% Senior Notes and 6.75% Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in Bass Pro and certain other discontinued operations (the “Non-Guarantors”) do not guarantee the 8% Senior Notes and 6.75% Senior Notes.
Prior to January 1, 2006, Gaylord Entertainment Company charged Gaylord Opryland, Gaylord Palms, and Gaylord Texan a management fee equal to 3% of revenues. This management fee, which totaled $4.1 million during the three months ended March 31, 2005, was recorded as revenues by the Issuer and operating costs by the Guarantors in the condensed consolidating financial information presented below. Effective January 1, 2006, this management fee is no longer charged.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$15,698	$235,513	$—	$(9,056)	$242,155
Operating expenses:
Operating costs	5,916	146,343	—	(32)	152,227
Selling, general and administrative	11,555	34,410	—	(99)	45,866
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	1,062	—	—	1,062
Depreciation	1,365	17,252	—	—	18,617
Amortization	353	2,332	—	—	2,685

Operating income (loss)	(3,491)	25,189	—	—	21,698
Interest expense, net of amounts capitalized	(20,015)	(13,934)	(1,311)	17,430	(17,830)
Interest income	14,998	1,363	1,776	(17,430)	707
Unrealized loss on Viacom stock and CBS stock	(13,235)	—	—	—	(13,235)
Unrealized gain on derivatives	15,392	—	—	—	15,392
Income from unconsolidated companies	—	154	2,602	—	2,756
Other gains and (losses), net	668	5,422	—	—	6,090

Income (loss) before provision (benefit) for income taxes	(5,683)	18,194	3,067	—	15,578
(Benefit) provision for income taxes	(1,596)	4,942	862	—	4,208
Equity in subsidiaries’ (earnings) losses, net	(17,246)	—	—	17,246	—

(Loss) income from continuing operations	13,159	13,252	2,205	(17,246)	11,370
(Loss) gain from discontinued operations, net of taxes	—	1,802	(13)	—	1,789

Net (loss) income	$13,159	$15,054	$2,192	$(17,246)	$13,159

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$18,591	$207,891	$—	$(12,469)	$214,013
Operating expenses:
Operating costs	4,946	135,312	—	(4,152)	136,106
Selling, general and administrative	9,618	35,522	—	—	45,140
Management fees	—	8,317	—	(8,317)	—
Preopening costs	—	943	—	—	943
Depreciation	1,367	16,841	—	—	18,208
Amortization	347	2,382	—	—	2,729

Operating income	2,313	8,574	—	—	10,887
Interest expense, net of amounts capitalized	(18,404)	(14,670)	(1,342)	16,325	(18,091)
Interest income	14,514	564	1,826	(16,325)	579
Unrealized loss on Viacom stock	(17,163)	—	—	—	(17,163)
Unrealized gain on derivatives	5,637	—	—	—	5,637
Income from unconsolidated companies	—	—	1,472	—	1,472
Other gains and (losses), net	693	1,757	—	—	2,450

(Loss) income before (benefit) provision for income taxes	(12,410)	(3,775)	1,956	—	(14,229)
(Benefit) provision for income taxes	(4,544)	(1,360)	721	—	(5,183)
Equity in subsidiaries’ (earnings) losses, net	991	—	—	(991)	—

(Loss) income from continuing operations	(8,857)	(2,415)	1,235	991	(9,046)
Gain from discontinued operations, net	—	189	—	—	189

Net (loss) income	$(8,857)	$(2,226)	$1,235	$991	$(8,857)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2006

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$28,784	$8,191	$—	$—	$36,975
Cash and cash equivalents — restricted	1,202	29,212	—	—	30,414
Short term investments	—	—	—	—	—
Trade receivables, net	403	60,712	—	—	61,115
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,776	2,838	(52)	—	8,562
Other current assets	7,651	27,545	—	(126)	35,070
Intercompany receivables, net	1,098,213	—	42,035	(1,140,248)	—
Current assets of discontinued operations	—	1,239	—	—	1,239

Total current assets	1,168,894	129,737	41,983	(1,140,374)	200,240

Property and equipment, net of accumulated depreciation	85,835	1,352,992	—	—	1,438,827
Intangible assets, net of accumulated amortization	—	26,520	—	—	26,520
Goodwill	—	174,442	—	—	174,442
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	800,559	19,741	72,783	(473,966)	419,117
Estimated fair value of derivative assets	236,464	—	—	—	236,464
Long-term deferred financing costs	21,751	—	—	—	21,751
Other long-term assets	4,627	11,959	—	—	16,586
Long-term assets of discontinued operations	—	436	—	—	436

Total assets	$2,319,610	$1,754,662	$114,766	$(1,614,340)	$2,574,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,283	$536	$—	$—	$1,819
Accounts payable and accrued liabilities	45,944	157,802	—	(291)	203,455
Intercompany payables, net	—	1,268,601	(128,353)	(1,140,248)	—
Current liabilities of discontinued operations	—	1,006	545	—	1,551

Total current liabilities	47,227	1,427,945	(127,808)	(1,140,539)	206,825
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	604,506	852	—	—	605,358
Deferred income taxes	115,269	62,953	1,527	—	179,749
Estimated fair value of derivative liabilities	4,500	—	—	—	4,500
Other long-term liabilities	61,901	29,910	(1)	165	91,975
Long-term liabilities of discontinued operations	—	116	(8)	—	108
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	406	3,337	2	(3,339)	406
Additional paid-in capital	680,555	517,184	53,846	(571,030)	680,555
Retained earnings	211,479	(287,611)	187,208	100,403	211,479
Other stockholders’ equity	(19,287)	(24)	—	—	(19,311)

Total stockholders’ equity	873,153	232,886	241,056	(473,966)	873,129

Total liabilities and stockholders’ equity	$2,319,610	$1,754,662	$114,766	$(1,614,340)	$2,574,698

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:

Current assets:
Cash and cash equivalents — unrestricted	$41,757	$18,040	$—	$—	$59,797
Cash and cash equivalents — restricted	1,201	22,450	—	—	23,651
Short-term investments	—	—	—	—	—
Trade receivables, net	254	36,914	—	—	37,168
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,653	3,196	12	—	8,861
Other current assets	4,965	24,459	—	(126)	29,298
Intercompany receivables, net	1,058,718	—	41,573	(1,100,291)	—
Current assets of discontinued operations	—	2,649	—	—	2,649

Total current assets	1,139,413	107,708	41,585	(1,100,417)	188,289
Property and equipment, net	85,240	1,319,179	—	—	1,404,419
Amortized intangible assets, net	—	27,828	—	—	27,828
Goodwill	—	178,088	—	—	178,088
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	796,548	19,286	70,181	(456,720)	429,295
Estimated fair value of derivative assets	220,430	—	—	—	220,430
Long-term deferred financing costs	29,144	—	—	—	29,144
Other long-term assets	4,928	9,208	—	—	14,136
Long-term assets of discontinued operations	—	646	—	—	646

Total assets	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of long-term debt	$1,254	$571	$—	$—	$1,825
Accounts payable and accrued liabilities	34,362	156,621	—	(291)	190,692
Intercompany payables, net	—	1,228,669	(128,378)	(1,100,291)	—
Current liabilities of discontinued operations	—	3,124	526	—	3,650

Total current liabilities	35,616	1,388,985	(127,852)	(1,100,582)	196,167
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	597,190	1,285	—	—	598,475
Deferred income taxes	119,142	57,755	755	—	177,652
Estimated fair value of derivative liabilities	1,994	—	—	—	1,994
Other long-term liabilities	61,596	34,801	2	165	96,564
Long-term liabilities of discontinued operations	—	120	(3)	—	117
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,337	2	(3,339)	403
Additional paid-in capital	670,828	517,184	53,846	(571,030)	670,828
Retained earnings	198,320	(302,665)	185,016	117,649	198,320
Other stockholders’ equity	(20,960)	(24)	—	—	(20,984)

Total stockholders’ equity	848,591	217,832	238,864	(456,720)	848,567

Total liabilities and stockholders’ equity	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(29,265)	$53,307	$5	$—	$24,047
Net cash used in discontinued operating activities	—	(1,529)	(5)	—	(1,534)

Net cash (used in) provided by operating activities	(29,265)	51,778	—	—	22,513

Purchases of property and equipment	(2,636)	(50,881)	—	—	(53,517)
Investment in RHAC Holdings, LLC	—	(473)	—	—	(473)
Proceeds from sales of assets	—	310	—	—	310
Other investing activities	(202)	(3,837)	—	—	(4,039)

Net cash used in investing activities — continuing operations	(2,838)	(54,881)	—	—	(57,719)
Net cash used in investing activities — discontinued operations	—	(816)	—	—	(816)

Net cash used in investing activities	(2,838)	(55,697)	—	—	(58,535)

Borrowings under credit facility	10,000	—	—	—	10,000
Increase in restricted cash and cash equivalents	(1)	(6,762)	—	—	(6,763)
Proceeds from exercise of stock option and purchase plans	7,231	—	—	—	7,231
Excess tax benefit from stock-based compensation	1,890	—	—	—	1,890
Other financing activities, net	10	(468)	—	—	(458)

Net cash provided by (used in) financing activities — continuing operations	19,130	(7,230)	—	—	11,900
Net cash provided by financing activities — discontinued operations	—	1,300	—	—	1,300

Net cash provided by (used in) financing activities	19,130	(5,930)	—	—	13,200

Net change in cash and cash equivalents	(12,973)	(9,849)	—	—	(22,822)
Cash and cash equivalents at beginning of year	41,757	18,040	—	—	59,797

Cash and cash equivalents at end of year	$28,784	$8,191	$—	$—	$36,975

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(23,449)	$44,883	$389	$—	$21,823
Net cash provided by (used in) discontinued operating activities	—	921	(389)	—	532

Net cash (used in) provided by operating activities	(23,449)	45,804	—	—	22,355

Purchases of property and equipment	(1,049)	(32,815)	—	—	(33,864)
Acquisition of businesses, net of cash acquired	—	(20,852)	—	—	(20,852)
Proceeds from sale of assets	—	2,938	—	—	2,938
Purchases of short term investments	(10,000)	—	—	—	(10,000)
Proceeds from sale of short term investments	20,000	—	—	—	20,000
Other investing activities	(136)	(851)	—	—	(987)

Net cash provided by (used in) investing activities — continuing operations	8,815	(51,580)	—	—	(42,765)
Net cash used in investing activities — discontinued operations	—	(105)	—	—	(105)

Net cash provided by (used in) investing activities	8,815	(51,685)	—	—	(42,870)

Deferred financing costs paid	(8,282)	—	—	—	(8,282)
Decrease in restricted cash and cash equivalents	980	4,233	—	—	5,213
Proceeds from exercise of stock option and purchase plans	4,716	—	—	—	4,716
Other financing activities, net	(85)	(281)	—	—	(366)

Net cash (used in) provided by financing activities — continuing operations	(2,671)	3,952	—	—	1,281
Net cash used in financing activities — discontinued operations	—	(431)	—	—	(431)

Net cash (used in) provided by financing activities	(2,671)	3,521	—	—	850

Net change in cash and cash equivalents	(17,305)	(2,360)	—	—	(19,665)
Cash and cash equivalents at beginning of year	39,711	3,787	—	—	43,498

Cash and cash equivalents at end of year	$22,406	$1,427	$—	$—	$23,833

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Our Current Operations
Our operations are organized into four principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three months ended March 31 2006 and 2005, our total revenues were divided among these business segments as follows:

Segment	2006	2005
Hospitality	68%	67%
ResortQuest	25%	27%
Opry and Attractions	7%	6%
Corporate and Other	—	—
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
Overall Outlook
     Hospitality Segment. We have invested heavily in our operations in the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004, the ResortQuest acquisition, completed on November 20, 2003, and the beginning of construction of the Gaylord National in 2005 and 2006, which is described in detail below. Our investments in 2006 will consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format, and is filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, we had committed to pay $293.4 million under this agreement and the other agreements for construction services and supplies ($197.0 million of which is outstanding). Construction costs to date have exceeded our initial estimates from 2004. In addition, on February 14, 2006, we announced a planned 500-room expansion of the Gaylord National hotel project, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. We currently estimate the total cost of the project to be in the range of $785 million to $835 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes $69 million in capitalized interest, $41 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $36 million of contingency, which if not spent would be saved entirely by the Company. As of March 31, 2006, we have spent $96.3 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $95 million government bond described above, as well as additional debt or equity financing and additional governmental incentives (the value of which we estimate to be approximately $50 million) that we hope to secure in connection with the 500-room expansion, to fund the development and construction costs and to pay related fees and expenses.
We are also considering other potential hotel sites throughout the country, including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
     ResortQuest Segment. We plan to grow our ResortQuest brand through acquisitions from time to time depending on the opportunities. In the first quarter of 2005 we acquired certain beach and mountain region vacation rental unit management contracts from East West Resorts and the Whistler, British Columbia lodging business of O’Neill Hotels and Resorts, Ltd.
We also plan to take advantage of real estate development opportunities as these opportunities arise. On May 31, 2005, we entered into a joint venture with an affiliate of Deutsche Bank pursuant to which we obtained a 19.9% interest in the Aston Waikiki Beach Hotel in Honolulu, Hawaii and entered into a new 20-year management agreement with respect to the property.
Beginning in the third quarter of 2005 and ending in the second quarter of 2006, we consummated a plan of disposal of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. Exiting these markets, which represent less than 10% of ResortQuest’s total inventory, did not have a material impact on ResortQuest’s financial results. The operating results for ResortQuest’s non-core markets are reflected in Gaylord’s consolidated financial results as discontinued operations, net of taxes, for all periods presented.
Results in 2005 and in the first quarter of 2006 were also affected by the ongoing reinvestment in brand-building initiatives, such as technology, marketing and organizational improvements.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three month periods ended March 31, 2006 and 2005. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended March 31,
	2006	%	2005		%
	(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$165,464	68.3%	$142,501		66.6%
Opry and Attractions	16,765	6.9%	12,857		6.0%
ResortQuest	59,848	24.7%	58,508		27.3%
Corporate and Other	78	0.1%	147		0.1%

Total revenues	242,155	100.0%	214,013		100.0%

OPERATING EXPENSES:
Operating costs	152,227	62.9%	136,106	(D)	63.6%
Selling, general and administrative	45,866	18.9%	45,140	(D)	21.1%
Preopening costs	1,062	0.4%	943		0.4%
Depreciation and amortization:
Hospitality	16,140	6.7%	15,844		7.4%
Opry and Attractions	1,414	0.6%	1,398		0.7%
ResortQuest	2,734	1.1%	2,693		1.3%
Corporate and Other	1,014	0.4%	1,002		0.5%

Total depreciation and amortization	21,302	8.8%	20,937		9.8%

Total operating expenses	220,457	91.0%	203,126		94.9%

OPERATING INCOME (LOSS):
Hospitality	34,451	20.8%	21,952		15.4%
Opry and Attractions	(1,371)	-8.2%	(2,156)		-16.8%
ResortQuest	2,107	3.5%	1,800		3.1%
Corporate and Other	(12,427)	(A )	(9,766)		(A )
Preopening costs	(1,062)	(B )	(943)		(B )

Total operating income	21,698	9.0%	10,887		5.1%
Interest expense, net of amounts capitalized	(17,830)	(C )	(18,091)		(C )
Interest income	707	(C )	579		(C )
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	2,157	(C )	(11,526)		(C )
Income from unconsolidated companies	2,756	(C )	1,472		(C )
Other gains and (losses), net	6,090	(C )	2,450		(C )
Provision (benefit) for income taxes	4,208	(C )	(5,183)		(C )
Gain on discontinued operations, net	1,789	(C )	189		(C )

Net income (loss)	$13,159	(C )	$(8,857)		(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

(D)	These amounts reflect a change from the Company’s condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2005 as a result of a reclassification of $3.0 million of expense related to ResortQuest from selling, general, and administrative expense to operating costs and a reclassification of $0.5 million of expense related to Gaylord Opryland from operating costs to selling, general and administrative expense.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(in thousands, except percentages and per share data)
Total revenues	$242,155	$214,013	13.1%
Total operating expenses	220,457	203,126	8.5%
Operating income	21,698	10,887	99.3%
Net income (loss)	13,159	(8,857)	248.6%

Net income (loss) per share — fully diluted	0.32	(0.22)	245.5%
Total Revenues
The increase in our total revenues for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is primarily attributable to the increase in our Hospitality segment revenues due to the segment’s improved first quarter performance, as well as the increase in revenues of our Opry and Attractions segment, each as described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is primarily due to increased operating costs and selling, general and administrative expenses in the Hospitality segment associated with the segment’s increased revenues, as well as increased operating expenses for the ResortQuest and Opry and Attractions segments, each as described more fully below.
Operating Income (Loss)
The increase in our operating income for the three months ended March 31, 2006, as compared to the same period in 2005, was primarily due to the improved performance of our Hospitality segment, described more fully below.
Net Income (Loss)
Our net income of $13.2 million for the three months ended March 31, 2006, as compared to a net loss of $8.9 million for the same period in 2005, is primarily due to our increased operating income described above, as well as the following:
•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $2.2 million for the three months ended March 31, 2006, as compared to an unrealized loss on Viacom stock and derivatives, net, of $11.5 million for the three months ended March 31, 2005, described more fully below.

•	A provision for income taxes of $4.2 million for the three months ended March 31, 2006, as compared to a benefit for income taxes of $5.2 million for the three months ended March 31, 2005, described more fully below.

•	An increase in our other gains and losses, net, of $3.6 million in the first three months of 2006, as compared to the same period in 2005, due primarily to the collection of a promissory note owed to ResortQuest in the first quarter of 2006, described more fully below.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment occupancy and ADR for the three months ended March 31, 2006, which resulted in increased Hospitality RevPAR for the period, as compared to the same period in 2005.

•	Improved food and beverage, banquet and catering revenues at our hotels for the three months ended March 31, 2006, which positively impacted Total RevPAR at our hotels and served to supplement the impact of the improved Hospitality RevPAR on our operating performance during the three months ended March 31, 3006, as compared to the same period in 2005.

•	The continued infrastructure and re-branding investments in ResortQuest, as well as the impact of ResortQuest’s decision to exit certain markets (and the resulting reclassification of results from these markets as discontinued operations).
Recently Adopted Accounting Standards
Prior to January 1, 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options for the three months-ended March 31, 2005, as all options granted by us had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months ended March 31, 2006 is $1.2 million lower than if we had continued to account for share-based compensation under APB Opinion 25. Diluted earnings per share for the three months ended March 31, 2006 would have been $0.35 if we had not adopted Statement 123(R), compared to reported diluted earnings per share of $0.32. As of March 31, 2006, there was $23.1 million of total unrecognized compensation cost related to stock options, restricted stock, and restricted stock units granted by us. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Operating Results — Detailed Segment Financial Information
Hospitality Business Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Hospitality revenue (1)	$165,464	$142,501	16.1%
Hospitality operating expenses:
Operating costs	92,877	82,933	12.0%
Selling, general and administrative	21,996	21,772	1.0%
Depreciation and amortization	16,140	15,844	1.9%

Total Hospitality operating expenses	131,013	120,549	8.7%

Hospitality operating income (2)	$34,451	$21,952	56.9%

Hospitality performance metrics:
Occupancy	79.9%	74.1%	7.8%
ADR	$160.28	$147.93	8.3%
RevPAR (3)	$128.08	$109.64	16.8%
Total RevPAR (4)	$301.96	$259.53	16.3%
Net Definite Room Nights Booked (5)	251,000	186,000	34.9%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. The term “other ancillary revenues” means non-room revenue other than food and beverage and consists primarily of revenue from banquets and other events hosted by the hotel, gift shop and other miscellaneous sales. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 25,000 and 22,000 room nights for the three months ended March 31, 2006 and 2005, respectively, related to the Gaylord National, which we expect to open in 2008.
The increase in total Hospitality revenue and RevPAR in the first three months of 2006, as compared to the same period in 2005, is due to improved occupancy rates and ADR. This increase in system-wide occupancy rates is primarily due to improved group and convention business, and corresponding increased occupancy rates, at Gaylord Opryland and Gaylord Texan. Improved ADR at each property was due to contracting with groups with higher average nightly room rates than in previous periods. System-wide Hospitality Total RevPAR was impacted by strong system-wide food and beverage and other ancillary revenue performance.
Hospitality operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the first quarter of 2006, as compared to the first quarter of 2005, primarily due to increased costs associated with increased Hospitality segment revenues, discussed below. Hospitality selling, general and administrative expenses, consisting of administrative and overhead costs, increased slightly in the first quarter of 2006, as compared to the first quarter of 2005, as a result of the combination of increased expenses at Gaylord Opryland and Gaylord Texan with decreased expenses at Gaylord Palms, each as described below. Hospitality depreciation and amortization expense increased slightly in the first three months of 2006, as compared to the same period in 2005, due to additional capital assets placed in service.

     The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2006 and 2005.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Total revenues	$65,757	$49,861	31.9%
Operating expense data:
Operating costs	39,878	32,081	24.3%
Selling, general and administrative	8,705	7,996	8.9%
Hospitality performance metrics:
Occupancy	77.6%	70.1%	10.7%
ADR	$142.78	$124.09	15.1%
RevPAR	$110.73	$86.96	27.3%
Total RevPAR	$254.71	$192.30	32.5%
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the first quarter of 2006 as compared to the first quarter of 2005 is due to increased occupancy rates at the hotel as a result of stronger sales of room nights to group customers during the period. An improved ADR due to higher room rates charged to the groups holding events at the hotel also positively impacted the hotel’s RevPAR. Improved food and beverage and other ancillary revenue at the hotel served to supplement the impact of increased occupancy levels on the hotel’s Total RevPAR.
The increase in operating costs at Gaylord Opryland in the first quarter of 2006, as compared to the first quarter of 2005, was due to increased costs necessary to service the increased occupancy at the hotel, as well as an increase in utility costs. The increase in selling, general and administrative expenses at Gaylord Opryland in the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to increased sales compensation expense and marketing efforts at the hotel.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Total revenues	$50,816	$50,396	0.8%
Operating expense data:
Operating costs	25,868	24,636	5.0%
Selling, general and administrative	7,800	8,502	-8.3%
Hospitality performance metrics:
Occupancy	85.1%	90.3%	-5.8%
ADR	$193.09	$177.26	8.9%
RevPAR	$164.23	$160.10	2.6%
Total RevPAR	$401.58	$398.26	0.8%
Gaylord Palms revenue, RevPAR and Total RevPAR in the first quarter of 2006 were slightly higher compared to the first quarter of 2005, as lower occupancy rates were offset by a higher ADR due to increases in the contracted-for rates for group room nights.
The slight increase in operating costs at Gaylord Palms in the first quarter of 2006, as compared to the first quarter of 2005, was due to increases in labor and utility costs. The decrease in selling, general and administrative expenses at Gaylord Palms in the first quarter of 2006, as compared to the first quarter of 2005, was due to lower sales and marketing costs for the period.

     Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Total revenues	$46,886	$40,462	15.9%
Operating expense data:
Operating costs	26,027	25,236	3.1%
Selling, general and administrative	5,079	4,818	5.4%
Hospitality performance metrics:
Occupancy	81.5%	69.4%	17.4%
ADR	$172.19	$168.96	1.9%
RevPAR	$140.27	$117.24	19.6%
Total RevPAR	$344.77	$297.54	15.9%
The increase in Gaylord Texan revenue and RevPAR in the first quarter of 2006, as compared to the first quarter of 2005, is primarily due to increased occupancy at the hotel as a result of a higher number of occupied room nights due to stronger advance group bookings.
The increase in operating costs at Gaylord Texan in the first quarter of 2006, as compared to the first quarter of 2005, was due in part to increased costs necessary to service the increased occupancy during the period, although the continued maturation of the property and related cost efficiencies served to somewhat offset the impact of increased occupancy on such costs. The increase in selling, general and administrative expenses at Gaylord Texan in the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to consulting fees and increased selling expenses related to the increase in hotel revenues.

ResortQuest Business Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Revenues	$59,848	$58,508	2.3%
Operating expenses:
Operating costs	44,778	42,450	5.5%
Selling, general and administrative	10,229	11,565	-11.6%
Depreciation and amortization	2,734	2,693	1.5%

Operating income:	$2,107	$1,800	17.1%

ResortQuest performance metrics:
Occupancy	57.8%	61.2%	-5.6%
Average Daily Rate	$155.13	$142.70	8.7%
ResortQuest RevPAR (1)	$89.74	$87.30	2.8%
Total Units Under Management	15,795	17,664	-10.6%

(1)	We calculate RevPAR for ResortQuest by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. ResortQuest revenue and RevPAR in the three months ended March 31, 2006, as compared to the same period in 2005, were slightly higher, as a decrease in occupancy for the period was offset by an improved average daily rate.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, increased in the three months ended March 31, 2006, as compared to the same periods in 2005, due to increased costs associated with our continued investment in brand-building initiatives such as technology, marketing and organizational improvements, an increase in pass-through expenses reimbursed by homeowners, and the inclusion of a full three months of costs associated with units acquired in the Whistler acquisition. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, decreased in the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the inclusion of severance, relocation, and other non-recurring costs in the three months ended March 31, 2005 related to certain changes in management.
ResortQuest’s results of operations were also impacted by our decision to dispose of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. The results of operations of these markets are excluded from the results of continuing operations presented above for all periods presented.
Opry and Attractions Business Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages)
Total revenues	$16,765	$12,857	30.4%
Operating expense data:
Operating costs	12,287	9,301	32.1%
Selling, general and administrative	4,435	4,314	2.8%
Depreciation and amortization	1,414	1,398	1.1%

Operating loss:	$(1,371)	$(2,156)	36.4%

The increase in revenues in the Opry and Attractions segment in the first quarter of 2006, as compared to the same period in 2005, is primarily due to increased attendance at the Grand Ole Opry and our other attractions, as well as increased business at our Corporate Magic event planning business.
The increase in Opry and Attractions operating costs in the first quarter of 2006, as compared to the same period in 2005, was due primarily to the increase in operating costs associated with the increased revenues described above, as well as costs associated with an increase in utility costs and a property tax increase at the Grand Ole Opry.

Corporate and Other Business Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Total Revenues	$78	$147	-46.9%
Operating expenses:
Operating costs	2,285	1,422	60.7%
Selling, general and administrative	9,206	7,489	22.9%
Depreciation and amortization	1,014	1,002	1.2%

Operating loss:	$(12,427)	$(9,766)	-27.2%

Corporate and Other segment revenue for the first three months of 2006, which consists of rental income and corporate sponsorships, decreased from the same period in 2005 due to a decline in the amount of rental income received.
Corporate and Other operating expenses increased in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to an increase in both Corporate and Other operating costs and Corporate and Other selling, general and administrative expenses. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the first three months of 2006, as compared to the first three months of 2005, due to an increase in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the costs associated with, prior to its termination on February 22, 2005, the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to stock option expense that was recorded in the three months ended March 31, 2006 that was not recorded in the three months ended March 31, 2005 as a result of our adoption of Statement 123(R), Share Based Payment, effective January 1, 2006. Corporate and Other selling, general and administrative expenses during the three months ended March 31, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to the newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to the costs associated with information technology equipment and capitalized electronic data processing software, for the first quarter of 2006 remained relatively stable, as compared to the same period in 2005.

Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased slightly in the first quarter of 2006 ($1.1 million in the first three months of 2006, as compared to $0.9 million in the first three months of 2005). These costs were related to the construction of the Gaylord National.
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(17,830)	$(18,091)	1.4%
Interest income	707	579	22.1%
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	2,157	(11,526)	118.7%
Income from unconsolidated companies	2,756	1,472	87.2%
Other gains and (losses)	6,090	2,450	148.6%
Provision (benefit) for income taxes	4,208	(5,183)	181.2%
Gain from discontinued operations, net of taxes	1,789	189	846.6%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased during the first quarter of 2006, as compared to the same period in 2005, due to the writeoff of $0.5 million of deferred financing costs in the first quarter of 2005 in connection with the replacement of our $100.0 million revolving credit facility, although this reduction was partially offset by the impact of higher average debt balances during the first quarter of 2006. The weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 6.5% and 6.1% for the three months ended March 31, 2006 and 2005, respectively. As further discussed in Note 7 to our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $6.6 million for the three months ended March 31, 2006 and 2005.
Interest Income
The slight increase in interest income during the first quarter of 2006, as compared to the same period in 2005, was due to higher cash balances invested in interest-bearing accounts in 2006.

Unrealized Gain (Loss) on Viacom Stock and CBS Stock and Derivatives, Net
For the three months ended March 31, 2006, we recorded a net pretax loss of $13.2 million related to the decrease in fair value of the Viacom stock and CBS stock. For the three months ended March 31, 2006, we recorded a net pretax gain of $15.4 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $2.2 million relating to the gain (loss) on Viacom stock and CBS stock and derivatives, net, for the three months ended March 31, 2006.
For the three months ended March 31, 2005, we recorded a net pretax loss of $17.2 million related to the decrease in fair value of the Viacom stock. For the three months ended March 31, 2005, we recorded a net pretax gain of $5.6 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax loss of $11.5 million relating to the gain (loss) on Viacom stock and derivatives, net, for the three months ended March 31, 2005.
Income (Loss) from Unconsolidated Companies
We account for our investments in Bass Pro and RHAC Holdings, LLC, the joint venture entity which owns the Aston Waikiki Beach Hotel, under the equity method of accounting. Income from unconsolidated companies for the three months ended March 31, 2006 and 2005 consisted of equity method income from these investments as follows:

	Three Months
	Ended March 31,
	2006	2005	% Change
(In thousands, except percentages)
Bass Pro	$2,602	$1,472	76.8%
RHAC Holdings, LLC	154	0	100.0%

Total:	$2,756	$1,472	87.2%

     Bass Pro. On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Group, LLC. Because the new entity owns these additional businesses, our ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, we will continue to account for our investment in Bass Pro under the equity method of accounting.
     RHAC Holdings, LLC (Aston Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.25 million mezzanine loan secured by the ownership interest of RHAC, LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
Other Gains and Losses, Net
Our other gains and losses for the three months ended March 31, 2006 primarily consisted of a gain related to the collection of a note receivable previously considered uncollectible as more fully described below, the receipt of a dividend distribution related to our investment in CBS stock, a loss on the retirement of certain fixed assets, and other miscellaneous income and expenses.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. We accelerated the note and demanded payment in full. We also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, we assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and we received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest, and other related amounts due to us. Because we assigned no value to this note receivable as part of the ResortQuest purchase price allocation, this recovery of this note receivable resulted in a gain of $5.4 million during the first quarter of 2006.
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
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	2006	2005
U.S. federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1	3
Other	(9)	(2)

Effective tax rate	27%	36%

The decrease in our effective tax rate for the three months ended March 31, 2006, as compared to our effective tax rate for the three months ended March 31, 2005, was primarily due to the impact of permanent differences relative to pre-tax income for each of the respective periods.
Gain from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the three months ended March 31, 2006 and 2005, consistent with the provisions of SFAS No. 144 and APB Opinion No. 30. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of $0.1 million during the three months ended March 31, 2006 for employee severance benefits related to the discontinued markets.
We completed the sale of four of these markets in the fourth quarter of 2005 and two more of these markets in the first quarter of 2006. In exchange for the assets associated with the two markets sold in the first quarter of 2006, the buyers of these markets assumed $0.9 million in liabilities associated with the markets and we paid the buyers $0.7 million in cash. We recognized a pretax loss of $0.3 million during the first quarter of 2006 related to these two sales, which is recorded in income from discontinued operations in the condensed consolidated statement of operations. We completed the sale of the remaining two markets in the second quarter of 2006.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2006 and 2005:

(in thousands)	Three Months Ended
	March 31,
	2006	2005
Revenues:
ResortQuest Discontinued Markets	$1,347	$5,297

Operating (loss) income:
ResortQuest Discontinued Markets	$(240)	$292
Restructuring charges	(69)	—

Total operating (loss) income	(309)	292

Interest income	5	6

Other gains and (losses):
ResortQuest Discontinued Markets	(222)	—
International Cable Networks	(19)	—

(Loss) income before (benefit) provision for income taxes	(545)	298

(Benefit) provision for income taxes	(2,334)	109

Gain from discontinued operations	$1,789	$189

Included in other gains and (losses) in the three months ended March 31, 2006 is a pre-tax loss of $0.3 million on the sale of certain ResortQuest discontinued markets. The remaining gains and (losses) in the three months ended March 31, 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months ended March 31, 2006 primarily results from the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest.

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the three months ended March 31 (in thousands):

	2006	2005
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$24,047	$21,823
Net cash flows used in operating activities — discontinued operations	(1,534)	532

Net cash flows provided by operating activities	22,513	22,355

Investing Cash Flows:
Purchases of property and equipment	(53,517)	(33,864)
Acquisition of businesses, net of cash acquired	—	(20,852)
Purchase of investment in RHAC Holdings, LLC	(473)	—
Proceeds from sales of assets	310	2,938
Purchases of short-term investments	—	(10,000)
Proceeds from sale of short-term investments	—	20,000
Other	(4,039)	(987)

Net cash flows used in investing activities — continuing operations	(57,719)	(42,765)
Net cash flows used in investing activities — discontinued operations	(816)	(105)

Net cash flows used in investing activities	(58,535)	(42,870)

Financing Cash Flows:
Borrowings under credit facility	10,000	—
Deferred financing costs paid	—	(8,282)
(Increase) decrease in restricted cash and cash equivalents	(6,763)	5,213
Proceeds from exercise of stock options and purchase plans	7,231	4,716
Excess tax benefit from stock-based compensation	1,890	—
Other	(458)	(366)

Net cash flows provided by financing activities — continuing operations	11,900	1,281
Net cash flows provided by financing activities — discontinued operations	1,300	(431)

Net cash flows provided by financing activities	13,200	850

Net change in cash and cash equivalents	$(22,822)	$(19,665)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2006, our net cash flows provided by operating activities — continuing operations were $24.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and loss on sales of certain fixed assets of approximately $39.4 million, offset by unfavorable changes in working capital of approximately $15.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as the payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months).
During the three months ended March 31, 2005, our net cash flows provided by operating activities — continuing operations were $21.8 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, stock-based compensation expense, income from unconsolidated companies and gains on sales of certain fixed assets of approximately $23.4 million, offset by unfavorable changes in working capital of approximately $1.6 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms and Gaylord Texan. The increase in trade receivables was partially offset by the favorable timing of payment of various liabilities, including trade payables and accrued interest, and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland, Gaylord Palms and Gaylord Texan) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months).
     Cash Flows From Investing Activities. During the three months ended March 31, 2006, our primary uses of funds and investing activities were purchases of property and equipment which totaled $53.5 million. Our capital expenditures during the three months ended March 31, 2006 included construction at Gaylord National of $30.3 million, continuing construction at the Gaylord Texan of $13.4 million, approximately $3.5 million at Gaylord Opryland, and approximately $2.8 million related to ResortQuest.
During the three months ended March 31, 2005, our primary uses of funds and investing activities were purchases of property and equipment which totaled $33.9 million, consisting of construction at the Gaylord National of $20.0 million, continuing construction at the Gaylord Texan of $4.2 million and $5.6 million at Gaylord Opryland (primarily related to the construction of a new spa facility), and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.9 million.
We currently project capital expenditures for the twelve months of 2006 to total approximately $251 million, which includes approximately $149 million related to the development of the Gaylord National, continuing construction costs at the Gaylord Texan of approximately $29 million, approximately $23 million related to Gaylord Opryland, and approximately $22 million related to ResortQuest.
     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the three months ended March 31, 2006, our net cash flows provided by financing activities – continuing operations were approximately $11.9 million, reflecting a $10.0 million borrowing under the $600.0 million credit facility and $7.2 million in proceeds received from the exercise of stock options, partially offset by a $6.8 million increase in restricted cash and cash equivalents.
During the three months ended March 31, 2005, our net cash flows provided by financing activities – continuing operations were approximately $1.3 million, reflecting the payment of $8.3 million of deferred financing costs in connection with entering into our $600.0 million credit facility, offset by a $5.2 million decrease in restricted cash and cash equivalents and $4.7 million in proceeds received from the exercise of stock options.
Working Capital
As of March 31, 2006, we had total current assets of $200.2 million and total current liabilities of $206.8 million, which resulted in a working capital deficit of $6.6 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties. These deferred revenue liabilities do not require future cash payments by us, so we believe our current assets, cash flows from operating activities, and availability under our $600.0 million credit facility will be sufficient to repay our current liabilities as they become due.
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
The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National. Construction of the Gaylord National is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Gaylord Opryland, the Gaylord Texan, the Gaylord Palms and the Gaylord National (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of our four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). Our former revolving credit facility has been paid in full and the related mortgages and liens have been released.
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
As of March 31, 2006, we were in compliance with all covenants. As of March 31, 2006, $30.0 million of borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $15.6 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
Prior Indebtedness
     $100 Million Revolving Credit Facility. Prior to the completion of our $600 million credit facility on March 10, 2005, we had in place, from November 20, 2003, a $65.0 million revolving credit facility, which was increased to $100.0 million on December 17, 2003. The revolving credit facility, which replaced the revolving credit portion of our 2003 Florida/Texas senior secured credit facility discussed below, was scheduled to mature in May 2006. The revolving credit facility had an interest rate, at our election, of either LIBOR plus 3.50%, subject to a minimum LIBOR of 1.32%, or the lending banks’ base rate plus 2.25%. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The revolving credit facility was guaranteed on a senior unsecured basis by our subsidiaries that were guarantors of our 8% Senior Notes and 6.75% Senior Notes, described above (consisting generally of all our active domestic subsidiaries including, as of December 2004, the subsidiaries owning the Nashville hotel assets), and was secured by a leasehold mortgage on the Gaylord Palms.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format, and is filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2006, we had committed to pay $293.4 million under this agreement and the other agreements for construction services and supplies ($197.0 million of which is outstanding). Construction costs to date have exceeded our initial estimates from 2004. In addition, on February 14, 2006, we announced a planned 500-room expansion of the Gaylord National hotel project, contingent upon approval by Prince George’s County, Maryland of additional economic incentives for the project. We currently estimate the total cost of the project to be in the range of $785 million to $835 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes $69 million in capitalized interest, $41 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $36 million of contingency, which if not spent would be saved entirely by the Company. As of March 31, 2006, we have spent $96.3 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $95 million government bond described above, as well as additional debt or equity financing and additional governmental incentives (the value of which we estimate to be approximately $50 million) that we hope to secure in connection with the 500-room expansion, to fund the development and construction costs and to pay related fees and expenses.
We also are considering other potential hotel sites throughout the country including Chula Vista, California (located in the San Diego area). The timing and extent of any of these development projects is uncertain.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2006, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$605,000	$—	$—	$30,000	$575,000
Capital leases	1,619	819	800		—
Promissory note payable to Nashville Predators	5,000	1,000	2,000	2,000	—
Construction commitments (1)	230,306	101,877	87,908	40,521	—
Operating leases (2)	711,417	12,975	21,101	13,945	663,396
Other	700	175	350	175	—

Total contractual obligations	$1,554,042	$116,846	$112,159	$86,641	$1,238,396

(1)	During 2005 we entered into a series of agreements with a general contractor and other suppliers related to the construction of the Gaylord National. As of March 31, 2006, we had committed to pay $293.4 million under those agreements ($197.0 million of which is outstanding).

(2)	The total operating lease commitments of $711.4 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 9 to our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herewith for a discussion of the interest we paid during the three months ended March 31, 2006 and 2005.
The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom stock and CBS stock owned by us. At the expiration of the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $152.3 million, which we anticipate will be reduced by approximately one third through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. We have not identified a specific source of funds to finance this obligation. A complete description of the secured forward exchange contract is contained in Note 7 to our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herewith.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first quarter of 2006 nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 13 to our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herewith
Private Securities Litigation Reform Act
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 or described from time to time in our other reports filed with the Securities and Exchange Commission:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and CBS stock and changes in interest rates.
Risks Related to a Change in Value of Our Investment in Viacom Stock and CBS Stock
Prior to January 3, 2006, we held an investment of 10.9 million shares of Viacom Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000. We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. Effective January 3, 2006, Viacom completed a transaction to separate Viacom into two publicly traded companies named Viacom Inc. and CBS Corporation by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of Viacom Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of Viacom Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, we exchanged our 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock effective January 3, 2006.
The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock, while providing for participation in increases in the combined fair market value. At March 31, 2006, the fair market value of our investment in the 5.5 million shares of Viacom stock was $212.2 million, or $38.80 per share, and the fair market value of our investment in the 5.5 million shares of CBS stock was $131.1 million, or $23.98 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2006.

Changes in the market price of the Viacom stock and CBS stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock and CBS stock at March 31, 2006 would have resulted in an increase of $0.3 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended March 31, 2006. Likewise, a 5% decrease in the value of the Viacom stock and CBS stock at March 31, 2006 would have resulted in a decrease of $0.2 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended March 31, 2006.
Risks Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our new $600 million credit facility.
In conjunction with our offering of the 8% Senior Notes, we entered into a new interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes are deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the 8% Senior Notes would increase by approximately $1.3 million.
Borrowings outstanding under our new $600 million credit facility bear interest at our election of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $600.0 million credit facility as of March 31, 2006 would increase by approximately $0.3 million.
     Cash balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2006. As a result, the interest rate market risk implicit in these investments at March 31, 2006, if any, is low.
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
Summary
Based upon our overall market risk exposures at March 31, 2006, we believe that the effects of changes in the stock price of our Viacom stock and CBS stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
ITEM 4. CONTROLS AND PROCEDURES.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Inapplicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Inapplicable.
ITEM 5. OTHER INFORMATION.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, our wholly-owned subsidiary, Gaylord National, LLC, has entered into an agreement, and several amendments to the agreement, with a general contractor, the Perini/Tompkins Joint Venture, for the provision of certain construction services at the site of the Gaylord National. The agreement provides for the construction of a portion of the Gaylord National in a guaranteed maximum price format and is dated May 9, 2005. On January 17, 2006, we entered into the sixth amendment to the agreement that made the agreement, as amended, a material definitive agreement and provided for a guaranteed maximum price of $200.8 million. The agreement was subsequently amended on February 17, 2006 to provide for a guaranteed maximum price of $236.3 million. The agreement and amendments one through seven are filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by this reference.
In March 2006, our Board of Directors approved the 2006 Omnibus Incentive Plan (the “Plan”) to replace our 1997 Omnibus Stock Option and Incentive Plan (the “1997 Plan”), subject to stockholder approval. On May 4, 2006, at our 2006 Annual Meeting of Stockholders, our stockholders approved the Plan. The Plan authorizes awards in respect of an aggregate of 2,690,000 shares of our common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under our 1997 Plan. Of the 2,690,000 shares authorized under the plan, no more than 1,350,000 shares are available for grants of restricted shares or restricted share units and awards other than options or stock appreciation rights (SARs). No further awards will be granted under the 1997 Plan. A more complete description of the Plan is contained in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 and is incorporated herein by this reference. In addition, we have filed the Plan as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Also on May 4, 2006, our Human Resources Committee of the Board of Directors approved, and the Board of Directors ratified, the forms of restricted share award agreement, non-qualified stock option agreement and director non-qualified stock option agreement to be used under the Plan. The forms of these agreements are filed as Exhibits 10.3, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q. On May 4, 2006, in satisfaction of our annual incentive award obligation to our non-management directors, we granted a non-qualified stock option to purchase 5,000 shares of our common stock under the Plan to each non-management director. Each option granted has an exercise price equal to the closing price on the date prior to the date of the grant (May 3, 2006) and becomes exercisable on the first anniversary of the date of grant.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GAYLORD ENTERTAINMENT COMPANY

Date: May 9, 2006	By:	/s/ Colin V. Reed

Colin V. Reed Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel

David C. Kloeppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor

Rod Connor Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-13079)).

10.2
2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).

10.3	Form of Restricted Share Award Agreement.

10.4	Form of Non-Qualified Stock Option Agreement.

10.5	Form of Director Non-Qualified Stock Option Agreement.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.