Form 10-Q
period 2006-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2006-08-09
CIK 1040829

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006

Common Stock, $.01 par value	40,717,709 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2006
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005
Revenues	$235,116	$224,472

Operating expenses:
Operating costs	151,650	142,762
Selling, general and administrative	48,414	46,231
Preopening costs	1,503	1,173
Depreciation	18,614	17,534
Amortization	2,694	2,661

Operating income	12,241	14,111

Interest expense, net of amounts capitalized	(18,022)	(17,884)
Interest income	735	579
Unrealized gain (loss) on Viacom stock and CBS stock	602	(30,735)
Unrealized gain on derivatives	3,939	34,349
Income (loss) from unconsolidated companies	3,047	(1,590)
Other gains and (losses), net	636	2,470

Income before provision for income taxes	3,178	1,300

Provision for income taxes	8,867	1,246

(Loss) income from continuing operations	(5,689)	54

Gain (loss) from discontinued operations, net of income taxes	528	(465)

Net loss	$(5,161)	$(411)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.14)	$—
Gain (loss) from discontinued operations, net of income taxes	0.01	(0.01)

Net loss	$(0.13)	$(0.01)

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.14)	$—
Gain (loss) from discontinued operations, net of income taxes	0.01	(0.01)

Net loss	$(0.13)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005
Revenues	$476,727	$437,942

Operating expenses:
Operating costs	303,429	278,861
Selling, general and administrative	94,284	90,981
Preopening costs	2,565	2,116
Depreciation	37,222	35,734
Amortization	5,379	5,390

Operating income	33,848	24,860

Interest expense, net of amounts capitalized	(35,852)	(35,975)
Interest income	1,442	1,158
Unrealized loss on Viacom stock and CBS stock	(12,633)	(47,898)
Unrealized gain on derivatives	19,331	39,986
Income (loss) from unconsolidated companies	5,803	(118)
Other gains and (losses), net	6,726	4,920

Income (loss) before provision (benefit) for income taxes	18,665	(13,067)

Provision (benefit) for income taxes	13,064	(3,987)

Income (loss) from continuing operations	5,601	(9,080)

Gain (loss) from discontinued operations, net of income taxes	2,397	(188)

Net income (loss)	$7,998	$(9,268)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.23)
Gain (loss) from discontinued operations, net of income taxes	0.06	—

Net income (loss)	$0.20	$(0.23)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.23)
Gain (loss) from discontinued operations, net of income taxes	0.06	—

Net income (loss)	$0.19	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$47,677	$58,719
Cash and cash equivalents — restricted	41,862	19,688
Short term investments	343,942	—
Trade receivables, less allowance of $1,212 and $2,471, respectively	50,727	37,154
Estimated fair value of derivative assets	241,322	—
Deferred financing costs	24,016	26,865
Deferred income taxes	—	8,861
Other current assets	34,123	29,276
Current assets of discontinued operations	59	7,726

Total current assets	783,728	188,289

Property and equipment, net of accumulated depreciation	1,477,097	1,404,211
Intangible assets, net of accumulated amortization	25,342	27,768
Goodwill	174,002	177,556
Indefinite lived intangible assets	40,315	40,315
Investments	81,429	429,295
Estimated fair value of derivative assets	—	220,430
Long-term deferred financing costs	17,127	29,144
Other long-term assets	20,193	14,135
Long-term assets of discontinued operations	—	1,447

Total assets	$2,619,233	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,997	$1,825
Secured forward exchange contract	613,054	—
Accounts payable and accrued liabilities	221,938	186,540
Deferred income taxes	90,135	—
Current liabilities of discontinued operations	585	7,802

Total current liabilities	927,709	196,167

Secured forward exchange contract	—	613,054
Long-term debt and capital lease obligations, net of current portion	630,921	598,475
Deferred income taxes	88,644	177,652
Estimated fair value of derivative liabilities	6,364	1,994
Other long-term liabilities	91,324	96,488
Long-term liabilities of discontinued operations	272	193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,709 and 40,307 shares issued and outstanding, respectively	407	403
Additional paid-in capital	686,565	670,828
Retained earnings	206,318	198,320
Unearned compensation	—	(1,673)
Accumulated other comprehensive loss	(19,291)	(19,311)

Total stockholders’ equity	873,999	848,567

Total liabilities and stockholders’ equity	$2,619,233	$2,532,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$7,998	$(9,268)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(2,397)	188
(Income) loss from unconsolidated companies	(5,803)	118
Unrealized (gain) loss on Viacom stock and CBS stock and related derivatives	(6,698)	7,912
Provision (benefit) for deferred income taxes	13,064	(3,987)
Depreciation and amortization	42,601	41,124
Amortization of deferred financing costs	14,866	14,609
Stock-based compensation expense	4,099	—
Excess tax benefit from stock-based compensation	(2,414)	—
Loss (gain) on sales of assets	549	(3,228)
Dividends received from investments in unconsolidated companies	1,911	—
Changes in (net of acquisitions and divestitures):
Trade receivables	(13,573)	(16,894)
Accounts payable and accrued liabilities	27,655	35,061
Other assets and liabilities	(2,784)	2,052

Net cash flows provided by operating activities — continuing operations	79,074	67,687
Net cash flows (used in) provided by operating activities — discontinued operations	(3,325)	1,454

Net cash flows provided by operating activities	75,749	69,141

Cash Flows from Investing Activities:
Purchases of property and equipment	(104,646)	(59,957)
Acquisition of businesses, net of cash acquired	—	(20,223)
Investments in unconsolidated companies	(4,817)	(4,747)
Proceeds from sales of assets	754	8,927
Purchases of short-term investments	—	(15,000)
Proceeds from sale of short term investments	—	32,000
Other investing activities	(7,273)	(1,148)

Net cash flows used in investing activities — continuing operations	(115,982)	(60,148)
Net cash flows provided by (used in) investing activities — discontinued operations	457	(226)

Net cash flows used in investing activities	(115,525)	(60,374)

Cash Flows from Financing Activities:
Borrowings under credit facility	35,000	—
Deferred financing costs paid	—	(8,451)
Increase in restricted cash and cash equivalents	(22,174)	(26,386)
Proceeds from exercise of stock option and purchase plans	10,154	6,145
Excess tax benefit from stock-based compensation	2,414	—
Other financing activities, net	(907)	(434)

Net cash flows provided by (used in) financing activities — continuing operations	24,487	(29,126)
Net cash flows provided by (used in) financing activities — discontinued operations	4,247	(1,456)

Net cash flows provided by (used in) financing activities	28,734	(30,582)

Net change in cash and cash equivalents	(11,042)	(21,815)
Cash and cash equivalents — unrestricted, beginning of period	58,719	43,007

Cash and cash equivalents — unrestricted, end of period	$47,677	$21,192

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
Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 financial statement presentation.
2. INCOME (LOSS) PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	40,592	40,158	40,453	40,071
Effect of dilutive stock options	—	1,059	1,054	—

Weighted average shares outstanding — assuming dilution	40,592	41,217	41,507	40,071

For the three months ended June 30, 2006, the effect of dilutive stock options was the equivalent of approximately 1,022,000 shares of common stock outstanding. For the six months ended June 30, 2005, the effect of dilutive stock options was the equivalent of approximately 1,062,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended June 30, 2006 and the six months ended June 30, 2005, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the three months and six months of the respective periods:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(5,161)	$(411)	$7,998	$(9,268)
Unrealized loss on interest rate hedges	—	(56)	—	(19)
Foreign currency translation	20	(17)	20	(46)

Comprehensive (loss) income	$(5,141)	$(484)	$8,018	$(9,333)

4. INVESTMENTS
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $68.8 million. Both the Company and RREEF will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Kauai Hotel. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require the approval of the Company. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a five year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest will be responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan. The Company will account for its investment in Waipouli Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
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
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in the Company’s income from unconsolidated companies of $1.7 million. The Company determined that the impact of the adjustments recorded by Bass Pro were immaterial to the Company’s consolidated financial statements in all prior periods. Therefore, the Company reflected its $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
5. DISCONTINUED OPERATIONS:
The Company has reflected the following businesses as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, and Unusual and Infrequently Occurring Events and Transactions. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest Discontinued Markets
During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of ($25,000) and $44,000 during the three months and six months ended June 30, 2006, respectively, related to employee severance benefits in the discontinued markets.
The Company completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006. In exchange for the assets associated with the markets sold in the second quarter of 2006, the buyers of these markets assumed $0.3 million in liabilities associated with the markets and the Company paid the buyer $0.2 million in cash. The Company recognized a pretax loss of $0.5 million during the second quarter of 2006 related to these sales, which is recorded in income from discontinued operations in the condensed consolidated statement of operations.

During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with the Company’s long term growth strategy, for approximately $1.5 million in cash. The Company recognized a pretax gain of $0.7 million during the second quarter of 2006 related to this sale, which is recorded in income from discontinued operations in the condensed consolidated statement of operations. The pre-tax gain on this sale included the write-off of $0.5 million in goodwill related to the market sold. The Company did not record any restructuring charges in connection with the sale of this market.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30, 2006 and 2005:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
ResortQuest Discontinued Markets	$429	$4,289	$2,320	$10,130

Operating loss:
ResortQuest Discontinued Markets	$(418)	$(716)	$(568)	$(287)
International Cable Networks	6	—	6	—
Restructuring charges	25	—	(44)	—

Total operating loss	(387)	(716)	(606)	(287)

Interest income	6	8	11	15

Other gains and (losses):
ResortQuest Discontinued Markets	230	2	8	2
Word Entertainment	25	—	25	—
International Cable Networks	—	—	(19)	—

Loss before benefit for income taxes	(126)	(706)	(581)	(270)

Benefit for income taxes	(654)	(241)	(2,978)	(82)

Gain (loss) from discontinued operations, net of income taxes	$528	$(465)	$2,397	$(188)

Included in other gains and (losses) in the three months ended June 30, 2006 is a pre-tax gain of $0.3 million on the sale of certain ResortQuest Discontinued Markets. Included in other gains and (losses) in the six months ended June 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months and six months ended June 30, 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months and six months ended June 30, 2006 primarily results from the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

(in thousands)	June 30,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents — unrestricted	$(4)	$1,376
Cash and cash equivalents — restricted	57	5,490
Trade receivables, net	6	644
Prepaid expenses	—	96
Other current assets	—	120

Total current assets	59	7,726

Property and equipment, net of accumulated depreciation	—	773
Intangible assets, net of accumulated amortization	—	139
Goodwill	—	532
Other long-term assets	—	3

Total long-term assets	—	1,447

Total assets	$59	$9,173

Current liabilities:
Accounts payable and accrued liabilities	$585	$7,802

Total current liabilities	585	7,802

Other long-term liabilities	272	193

Total long-term liabilities	272	193

Total liabilities	$857	$7,995

6. ACQUISITIONS:
Whistler Lodging Company, Ltd.
On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005. As of June 30, 2006 and December 31, 2005, goodwill related to the Whistler acquisition totaled $3.3 million.
East West Resorts
On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resorts’ liabilities as of January 1, 2005 of $7.8 million. East West Resorts manages approximately 2,000 vacation rental units located in Colorado ski destinations and South Carolina beach destinations. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005. As of June 30, 2006 and December 31, 2005, goodwill related to the East West Resorts acquisition totaled $11.7 million.
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
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the

Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest, and other related amounts due to the Company. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the collection of this note receivable resulted in the Company recording a gain of $5.4 million in other gains and losses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006. In July 2006, the Company received $0.5 million in cash in full settlement of the secured administrative claim.
As of June 30, 2006 and December 31, 2005, goodwill related to the ResortQuest acquisition in continuing operations totaled $152.0 million and $155.6 million, respectively. During the six months ended June 30, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.6 million.
As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the six months ended June 30, 2006 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2005	Adjustments	Payments	June 30, 2006
$242	$—	$242	$—
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
New $600.0 Million Credit Facility
On March 10, 2005, the Company entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s new credit facility, which replaced a $100.0 million revolving credit facility, consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
The purpose of the new credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). The Company’s 2003 revolving credit facility has been paid in full and the related mortgages and liens have been released.
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
As of June 30, 2006, the Company was in compliance with all covenants. As of June 30, 2006, $55.0 million in borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $15.1 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.
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
The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock while providing for participation in increases in the combined fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first

3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $24.0 million and $26.9 million as of June 30, 2006 and December 31, 2005, respectively, and long-term assets of $0 and $10.5 million as of June 30, 2006 and December 31, 2005, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.7 million for the three months ended June 30, 2006 and 2005 and $13.3 million for the six months ended June 30, 2006 and 2005. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock and CBS Stock. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of June 30, 2006.
The secured forward exchange contract matures in May 2007. Therefore, the Company has classified the debt, derivative liability, and net deferred tax liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of June 30, 2006.
In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.
9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock and CBS Stock.
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months and six months ended June 30, 2006, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $3.9 million and $19.3 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC. For the three months and six months ended June 30, 2005, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $34.3 million and $40.0 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of June 30, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($6.4) million. The Company has recorded a derivative liability and an offsetting decrease in the balance of the 8% Senior Notes accordingly. As of December 31, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.8) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2006 and 2005 was comprised of:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Debt interest paid	$23,040	$20,203	$24,308	$20,453
Deferred financing costs paid	—	169	—	8,451
Capitalized interest	(2,220)	(741)	(3,791)	(1,096)

Cash interest paid, net of capitalized interest	$20,820	$19,631	$20,517	$27,808

Income taxes (paid) received were ($1.3) million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.
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
In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 16, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.

11. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2006 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2005	Losses	Acquisitions	Adjustments	June 30, 2006
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	170,641	—	—	(3,554)	167,087
Corporate and Other	—	—	—	—	—

Total	$177,556	$—	$—	$(3,554)	$174,002

During the six months ended June 30, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.6 million.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million at June 30, 2006 and December 31, 2005. The gross carrying amount of amortized intangible assets in continuing operations was $37.8 million at June 30, 2006 and December 31, 2005. The related accumulated amortization of amortized intangible assets in continuing operations was $12.5 million and $10.1 million at June 30, 2006 and December 31, 2005, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2006 was $1.1 million and $2.4 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and six months ended June 30, 2005 was $1.3 million and $2.7 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$4,813
Year 2	4,813
Year 3	4,813
Year 4	4,720
Year 5	3,137

Total	$22,296

12. STOCK PLANS:
At June 30, 2006, the Company has one stock-based employee compensation plan, which is described more fully below. Prior to January 1, 2006, the Company accounted for stock options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options granted under this plan for the three months and six months ended June 30, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006, are $1.5 million and $0.8 million lower, respectively, and the Company’s income before provision for income taxes and net income for the six months ended June 30, 2006, are $3.1 million and $1.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.02 lower, and basic and diluted earnings per share for the six months ended June 30, 2006 are $0.05 lower than if the Company had continued to account for share-based compensation under APB Opinion 25.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.4 million excess tax benefit classified as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).
The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock-based employee compensation plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net (loss) income:
As reported	$(5,161)	$(411)	$7,998	$(9,268)
Add: Stock option employee compensation expense included in reported net (loss) income, net of related tax effects	752	—	1,921	—
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(752)	(1,178)	(1,921)	(2,361)

Pro forma	$(5,161)	$(1,589)	$7,998	$(11,629)

Net (loss) income per share:
As reported	$(0.13)	$(0.01)	$0.20	$(0.23)

Pro forma	$(0.13)	$(0.04)	$0.20	$(0.29)

Net (loss) income per share assuming dilution:
As reported	$(0.13)	$(0.01)	$0.19	$(0.23)

Pro forma	$(0.13)	$(0.04)	$0.19	$(0.29)

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.4 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $4.1 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of operations for all of the Company’s stock-based employee compensation plans was $1.1 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively.
Stock Option and Restricted Stock Plan
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that such awards better align the interests of its employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	25.1% - 25.3%	34.2% - 34.3%	25.1% - 25.7%	34.2% - 34.9%
Weighted-average expected volatility	25.1%	34.3%	25.5%	34.8%
Expected dividends	—	—	—	—
Expected term (in years)	4.5	5.3	4.1 - 4.5	5.0 - 5.3
Risk-free rate	4.7% - 4.9%	3.8% - 3.9%	4.3% - 4.9%	3.8% - 4.2%
A summary of stock option activity under the Company’s equity incentive plans as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	3,757,855	$28.17
Granted	580,490	44.39
Exercised	(394,183)	25.38
Forfeited	(64,108)	35.32
Cancelled	(2,986)	30.49

Outstanding at June 30, 2006	3,877,068	30.53	6.3	$50,197,129

Exercisable at June 30, 2006	2,553,707	26.83	5.2	$42,473,097

The weighted-average grant-date fair value of options granted during the six months-ended June 30, 2006 and 2005 was $12.48 and $15.13, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $7.7 million and $4.0 million, respectively.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during the six months ended June 30, 2006 and 2005 was $44.30 and $41.05, respectively. A summary of the status of the Company’s Restricted Stock Awards as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2006	74,035	$33.78
Granted	34,000	44.30
Vested	(9,500)	21.66
Forfeited	(2,835)	31.13

Nonvested shares at June 30, 2006	95,700	38.80

The grant date fair value of all Restricted Stock Awards that vested during the six months ended June 30, 2006 was $0.2 million.
As of June 30, 2006, there was $16.8 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals.
The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during the six months ended June 30, 2006 was $44.24. No PARSUP awards were granted during the six months ended June 30, 2005. A summary of the status of the Company’s PARSUP awards as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2006	583,500	$22.22
Granted	17,500	44.24
Vested	—	—
Forfeited	(80,000)	22.77

Nonvested awards at June 30, 2006	521,000	22.87

As of June 30, 2006, there was $4.6 million of total unrecognized compensation cost related to PARSUP awards granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Cash received from option exercises under all stock-based employee compensation arrangements for the six months ended June 30, 2006 and 2005 was $10.2 million and $6.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based employee compensation arrangements totaled $2.9 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 3,453 and 2,482 shares of common stock at an average price per share of $41.46 and $44.17 pursuant to this plan during the three months ended June 30, 2006 and 2005, respectively.
13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$47	$109	$94	$218
Interest cost	1,215	1,201	2,430	2,402
Expected return on plan assets	(1,058)	(960)	(2,116)	(1,920)
Amortization of net actuarial loss	748	648	1,496	1,296
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$953	$999	$1,906	$1,998

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$47	$52	$95	$104
Interest cost	258	198	516	396
Amortization of net actuarial gain	—	(126)	—	(251)
Amortization of net prior service cost	(245)	(250)	(490)	(500)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$(1)	$(187)	$(1)	$(373)

14. INCOME TAXES
The Company’s effective tax rate as applied to pre-tax income for the three months ended June 30, 2006 and 2005 was 279% and 96%, respectively. The Company’s higher effective tax rate was due primarily to the impact of permanent differences relative to pre-tax income for each respective period coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.

The Company’s effective tax rate as applied to pre-tax income (loss) for the six months ended June 30, 2006 and 2005 was 70% and 31%, respectively. The Company’s higher effective tax rate was due primarily to the impact of permanent differences relative to pre-tax income for each respective period coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.
15. NEWLY ISSUED ACCOUNTING STANDARDS:
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, the Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
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
In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (“NHL”). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans as described in Note 4, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $13.6 million, which represents 19.9% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of June 30, 2006. As of June 30, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 4, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $17.2 million, which represents 19.9% of the $86.3 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of June 30, 2006. As of June 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. As of June 30, 2006, the notional amount of the Company’s letter of credit had decreased to $1.1 million as a result of expenditures made by RHAC, LLC on the capital upgrades. The Company estimates that the maximum potential amount for which the Company could be liable under this obligation is $1.1 million as of June 30, 2006. As of June 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this obligation.
Certain of the ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 6 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management. Assuming that the properties under these management agreements break even, the Company estimates that the maximum potential amount of future payments which the Company could be required to make under these guarantees is approximately $27.9 million as of June 30, 2006. As of June 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center (the “Gaylord National”). Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the project, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of June 30, 2006, the Company had committed to pay $366.1 million under those agreements for construction services and supplies ($232.3 million of which is outstanding). Construction costs to date for this project have exceeded the Company’s initial estimates. The Company currently estimates the total cost of the project, including the cost increases and the costs of the 500-room expansion, to be in the range of $790 million and $840 million (excluding capitalized interest, preopening costs and government incentives in connection with the Gaylord National hotel project), of which the Company has spent approximately $134 million (including capitalized interest but excluding preopening costs) as of June 30, 2006.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of the Company’s development of a 1,500 to 2,000 room convention hotel in Chula Vista, California (located in the San Diego area). The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.
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

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Hospitality	$157,189	$147,678	$322,653	$290,179
Opry and Attractions	19,819	18,688	36,584	31,545
ResortQuest	58,029	57,978	117,333	115,943
Corporate and Other	79	128	157	275

Total	$235,116	$224,472	$476,727	$437,942

Depreciation and amortization:
Hospitality	$16,026	$15,335	$32,166	$31,179
Opry and Attractions	1,437	1,154	2,851	2,552
ResortQuest	2,760	2,647	5,485	5,332
Corporate and Other	1,085	1,059	2,099	2,061

Total	$21,308	$20,195	$42,601	$41,124

Operating income (loss):
Hospitality	$26,172	$23,985	$60,623	$45,937
Opry and Attractions	1,556	2,153	185	(3)
ResortQuest	(1,500)	(709)	516	953
Corporate and Other	(12,484)	(10,145)	(24,911)	(19,911)
Preopening costs	(1,503)	(1,173)	(2,565)	(2,116)

Total operating income	12,241	14,111	33,848	24,860
Interest expense, net of amounts capitalized	(18,022)	(17,884)	(35,852)	(35,975)
Interest income	735	579	1,442	1,158
Unrealized gain (loss) on Viacom stock and CBS stock	602	(30,735)	(12,633)	(47,898)
Unrealized gain on derivatives	3,939	34,349	19,331	39,986
Income (loss) from unconsolidated companies	3,047	(1,590)	5,803	(118)
Other gains and (losses), net	636	2,470	6,726	4,920

Income (loss) before provision (benefit) for income taxes	$3,178	$1,300	$18,665	$(13,067)

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
Prior to January 1, 2006, Gaylord Entertainment Company charged Gaylord Opryland, Gaylord Palms and Gaylord Texan a management fee equal to 3% of revenues. This management fee, which totaled $4.3 million and $8.4 million during the three months and six months ended June 30, 2005, was recorded as revenues by the Issuer and operating costs by the Guarantors in the condensed consolidating financial information presented below. Effective January 1, 2006, this management fee is no longer charged.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$17,732	$226,309	$—	$(8,925)	$235,116
Operating expenses:
Operating costs	6,331	145,319	—	—	151,650
Selling, general and administrative	11,572	36,842	—	—	48,414
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	1,503	—	—	1,503
Depreciation	1,407	17,207	—	—	18,614
Amortization	399	2,295	—	—	2,694

Operating (loss) income	(1,977)	14,218	—	—	12,241
Interest expense, net of amounts capitalized	(20,675)	(15,884)	(1,455)	19,992	(18,022)
Interest income	17,250	1,499	1,978	(19,992)	735
Unrealized gain on Viacom stock and CBS stock	602	—	—	—	602
Unrealized gain on derivatives	3,939	—	—	—	3,939
(Loss) income from unconsolidated companies	—	(156)	3,203	—	3,047
Other gains and (losses), net	933	(297)	—	—	636

Income (loss) before (benefit) provision for income taxes	72	(620)	3,726	—	3,178
(Benefit) provision for income taxes	(1,988)	7,066	3,789	—	8,867
Equity in subsidiaries’ (earnings) losses, net	7,221	—	—	(7,221)	—

(Loss) income from continuing operations	(5,161)	(7,686)	(63)	7,221	(5,689)
Gain from discontinued operations, net of taxes	—	519	9	—	528

Net (loss) income	$(5,161)	$(7,167)	$(54)	$7,221	$(5,161)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$18,305	$215,812	$—	$(9,645)	$224,472
Operating expenses:
Operating costs	6,038	141,051	—	(4,327)	142,762
Selling, general and administrative	9,427	36,804	—	—	46,231
Management fees	—	5,318	—	(5,318)	—
Preopening costs	—	1,173	—	—	1,173
Depreciation	1,378	16,156	—	—	17,534
Amortization	345	2,316	—	—	2,661

Operating income	1,117	12,994	—	—	14,111
Interest expense, net of amounts capitalized	(19,305)	(14,636)	(1,389)	17,446	(17,884)
Interest income	15,874	272	1,879	(17,446)	579
Unrealized loss on Viacom stock	(30,735)	—	—	—	(30,735)
Unrealized gain on derivatives	34,349	—	—	—	34,349
Income (loss) from unconsolidated companies	—	107	(1,697)	—	(1,590)
Other gains and (losses), net	2,964	(494)	—	—	2,470

Income (loss) before provision (benefit) for income taxes	4,264	(1,757)	(1,207)	—	1,300
Provision (benefit) for income taxes	822	794	(370)	—	1,246
Equity in subsidiaries’ (earnings) losses, net	3,853	—	—	(3,853)	—

(Loss) income from continuing operations	(411)	(2,551)	(837)	3,853	54
Loss from discontinued operations, net	—	(465)	—	—	(465)

Net (loss) income	$(411)	$(3,016)	$(837)	$3,853	$(411)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$33,430	$461,278	$—	$(17,981)	$476,727
Operating expenses:
Operating costs	12,247	291,214	—	(32)	303,429
Selling, general and administrative	23,127	71,256	—	(99)	94,284
Management fees	—	17,850	—	(17,850)	—
Preopening costs	—	2,565	—	—	2,565
Depreciation	2,772	34,450	—	—	37,222
Amortization	752	4,627	—	—	5,379

Operating (loss) income	(5,468)	39,316	—	—	33,848
Interest expense, net of amounts capitalized	(40,690)	(29,818)	(2,766)	37,422	(35,852)
Interest income	32,248	2,862	3,754	(37,422)	1,442
Unrealized loss on Viacom stock	(12,633)	—	—	—	(12,633)
Unrealized gain on derivatives	19,331	—	—	—	19,331
(Loss) income from unconsolidated companies	—	(2)	5,805	—	5,803
Other gains and (losses), net	1,601	5,125	—	—	6,726

(Loss) income before (benefit) provision for income taxes	(5,611)	17,483	6,793	—	18,665
(Benefit) provision for income taxes	(3,584)	11,997	4,651	—	13,064
Equity in subsidiaries’ (earnings) losses, net	(10,025)	—	—	10,025	—

Income (loss) from continuing operations	7,998	5,486	2,142	(10,025)	5,601
Gain (loss) from discontinued operations, net	—	2,401	(4)	—	2,397

Net income (loss)	$7,998	$7,887	$2,138	$(10,025)	$7,998

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$36,896	$423,160	$—	$(22,114)	$437,942
Operating expenses:
Operating costs	10,984	276,356	—	(8,479)	278,861
Selling, general and administrative	19,045	71,936	—	—	90,981
Management fees	—	13,635	—	(13,635)	—
Preopening costs	—	2,116	—	—	2,116
Depreciation	2,745	32,989	—	—	35,734
Amortization	692	4,698	—	—	5,390

Operating income	3,430	21,430	—	—	24,860
Interest expense, net of amounts capitalized	(37,709)	(29,306)	(2,731)	33,771	(35,975)
Interest income	30,388	836	3,705	(33,771)	1,158
Unrealized loss on Viacom stock	(47,898)	—	—	—	(47,898)
Unrealized gain on derivatives	39,986	—	—	—	39,986
Income (loss) from unconsolidated companies	—	107	(225)	—	(118)
Other gains and (losses), net	3,657	1,263	—	—	4,920

(Loss) income before (benefit) provision for income taxes	(8,146)	(5,670)	749	—	(13,067)
(Benefit) provision for income taxes	(3,722)	(616)	351	—	(3,987)
Equity in subsidiaries’ (earnings) losses, net	4,844	—	—	(4,844)	—

(Loss) income from continuing operations	(9,268)	(5,054)	398	4,844	(9,080)
Loss from discontinued operations, net	—	(188)	—	—	(188)

Net (loss) income	$(9,268)	$(5,242)	$398	$4,844	$(9,268)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$33,990	$13,687	$—	$—	$47,677
Cash and cash equivalents — restricted	1,222	40,640	—	—	41,862
Short term investments	343,942	—	—	—	343,942
Trade receivables, net	531	50,196	—	—	50,727
Estimated fair value of derivative assets	241,322	—	—	—	241,322
Deferred financing costs	24,016	—	—	—	24,016
Other current assets	5,626	28,623	—	(126)	34,123
Intercompany receivables, net	1,105,307	—	44,227	(1,149,534)	—
Current assets of discontinued operations	—	59	—	—	59

Total current assets	1,755,956	133,205	44,227	(1,149,660)	783,728

Property and equipment, net of accumulated depreciation	87,571	1,389,526	—	—	1,477,097
Intangible assets, net of accumulated amortization	—	25,342	—	—	25,342
Goodwill	—	174,002	—	—	174,002
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	449,998	23,858	74,318	(466,745)	81,429
Long-term deferred financing costs	17,127	—	—	—	17,127
Other long-term assets	5,299	14,894	—	—	20,193
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,317,431	$1,799,662	$118,545	$(1,616,405)	$2,619,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,088	$909	$—	$—	$1,997
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	32,374	189,855	—	(291)	221,938
Deferred income taxes	131,816	(40,613)	(1,068)	—	90,135
Intercompany payables, net	—	1,278,099	(128,565)	(1,149,534)	—
Current liabilities of discontinued operations	—	46	539	—	585

Total current liabilities	778,332	1,428,296	(129,094)	(1,149,825)	927,709
Long-term debt and capital lease obligations, net of current portion	627,615	3,306	—	—	630,921
Deferred income taxes	(26,819)	108,823	6,640	—	88,644
Estimated fair value of derivative liabilities	6,364	—	—	—	6,364
Other long-term liabilities	57,936	33,223	—	165	91,324
Long-term liabilities of discontinued operations	—	275	(3)	—	272
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	407	3,337	2	(3,339)	407
Additional paid-in capital	686,565	517,184	53,846	(571,030)	686,565
Retained earnings	206,318	(294,778)	187,154	107,624	206,318
Other stockholders’ equity	(19,287)	(4)	—	—	(19,291)

Total stockholders’ equity	874,003	225,739	241,002	(466,745)	873,999

Total liabilities and stockholders’ equity	$2,317,431	$1,799,662	$118,545	$(1,616,405)	$2,619,233

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$41,757	$16,962	$—	$—	$58,719
Cash and cash equivalents — restricted	1,201	18,487	—	—	19,688
Short-term investments	—	—	—	—	—
Trade receivables, net	254	36,900	—	—	37,154
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,653	3,196	12	—	8,861
Other current assets	4,965	24,437	—	(126)	29,276
Intercompany receivables, net	1,058,718	—	41,573	(1,100,291)	—

Current assets of discontinued operations	—	7,726	—	—	7,726

Total current assets	1,139,413	107,708	41,585	(1,100,417)	188,289
Property and equipment, net	85,240	1,318,971	—	—	1,404,211
Amortized intangible assets, net	—	27,768	—	—	27,768
Goodwill	—	177,556	—	—	177,556
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	796,548	19,286	70,181	(456,720)	429,295
Estimated fair value of derivative assets	220,430	—	—	—	220,430
Long-term deferred financing costs	29,144	—	—	—	29,144
Other long-term assets	4,928	9,207	—	—	14,135
Long-term assets of discontinued operations	—	1,447	—	—	1,447

Total assets	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$1,254	$571	$—	$—	$1,825
Accounts payable and accrued liabilities	34,362	152,469	—	(291)	186,540
Intercompany payables, net	—	1,228,669	(128,378)	(1,100,291)	—
Current liabilities of discontinued operations	—	7,276	526	—	7,802

Total current liabilities	35,616	1,388,985	(127,852)	(1,100,582)	196,167
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt	597,190	1,285	—	—	598,475
Deferred income taxes	119,142	57,755	755	—	177,652
Estimated fair value of derivative liabilities	1,994	—	—	—	1,994
Other long-term liabilities	61,596	34,725	2	165	96,488
Long-term liabilities of discontinued operations	—	196	(3)	—	193
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,337	2	(3,339)	403
Additional paid-in capital	670,828	517,184	53,846	(571,030)	670,828
Retained earnings	198,320	(302,665)	185,016	117,649	198,320
Other stockholders’ equity	(20,960)	(24)	—	—	(20,984)

Total stockholders’ equity	848,591	217,832	238,864	(456,720)	848,567

Total liabilities and stockholders’ equity	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(47,817)	$126,891	$—	$—	$79,074
Net cash used in discontinued operating activities	—	(3,325)	—	—	(3,325)

Net cash (used in) provided by operating activities	(47,817)	123,566	—	—	75,749

Purchases of property and equipment	(5,866)	(98,780)	—	—	(104,646)
Investment in unconsolidated companies	—	(4,817)	—	—	(4,817)
Proceeds from sales of assets	—	754	—	—	754
Other investing activities	(1,425)	(5,848)	—	—	(7,273)

Net cash used in investing activities — continuing operations	(7,291)	(108,691)	—	—	(115,982)
Net cash provided by investing activities — discontinued operations	—	457	—	—	457

Net cash used in investing activities	(7,291)	(108,234)	—	—	(115,525)

Borrowings under credit facility	35,000	—	—	—	35,000
Increase in restricted cash and cash equivalents	(21)	(22,153)	—	—	(22,174)
Proceeds from exercise of stock option and purchase plans	10,154	—	—	—	10,154
Excess tax benefit from stock-based compensation	2,414	—	—	—	2,414
Other financing activities, net	(206)	(701)	—	—	(907)

Net cash provided by (used in) financing activities — continuing operations	47,341	(22,854)	—	—	24,487
Net cash provided by financing activities — discontinued operations	—	4,247	—	—	4,247

Net cash provided by (used in) financing activities	47,341	(18,607)	—	—	28,734

Net change in cash and cash equivalents	(7,767)	(3,275)	—	—	(11,042)
Cash and cash equivalents at beginning of year	41,757	16,962	—	—	58,719

Cash and cash equivalents at end of year	$33,990	$13,687	$—	$—	$47,677

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(31,793)	$99,105	$375	$—	$67,687
Net cash provided by discontinued operating activities	—	1,829	(375)	—	1,454

Net cash (used in) provided by operating activities	(31,793)	100,934	—	—	69,141

Purchases of property and equipment	(3,264)	(56,693)	—	—	(59,957)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Investment in unconsolidated companies	—	(4,747)	—	—	(4,747)
Proceeds from sale of assets	5,967	2,960	—	—	8,927
Purchases of short term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short term investments	32,000	—	—	—	32,000
Other investing activities	(198)	(950)	—	—	(1,148)

Net cash provided by (used in) investing activities — continuing operations	19,505	(79,653)	—	—	(60,148)
Net cash used in investing activities — discontinued operations	—	(226)	—	—	(226)

Net cash provided by (used in) investing activities	19,505	(79,879)	—	—	(60,374)

Deferred financing costs paid	(8,451)	—	—	—	(8,451)
Decrease (increase) in restricted cash and cash equivalents	699	(27,085)	—	—	(26,386)
Proceeds from exercise of stock option and purchase plans	6,145	—	—	—	6,145
Other financing activities, net	(153)	(281)	—	—	(434)

Net cash used in financing activities — continuing operations	(1,760)	(27,366)	—	—	(29,126)
Net cash used in financing activities — discontinued operations	—	(1,456)	—	—	(1,456)

Net cash used in financing activities	(1,760)	(28,822)	—	—	(30,582)

Net change in cash and cash equivalents	(14,048)	(7,767)	—	—	(21,815)
Cash and cash equivalents at beginning of year	39,711	3,296	—	—	43,007

Cash and cash equivalents at end of year	$25,663	$(4,471)	$—	$—	$21,192

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into four principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and six months ended June 30, 2006 and 2005, our total revenues were divided among these business segments as follows:

	Three Months		Six Months
	Ended June		Ended June
	30,		30,
Segment	2006	2005	2006	2005
Hospitality	66.9%	65.8%	67.7%	66.3%
ResortQuest	24.7%	25.8%	24.6%	26.5%
Opry and Attractions	8.4%	8.3%	7.7%	7.2%
Corporate and Other	—	0.1%	—	—
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
The results of operations of our ResortQuest segment are principally affected by the number of guests staying at the vacation rental properties managed by us in a given period. A variety of factors can affect the results of any interim period, such as adverse weather conditions, economic conditions in a particular region or the nation as a whole, the perceived attractiveness of the vacation destinations in which we are located and the quantity and quality of our vacation rental property units under management. In addition, many of the units that we manage are located in seasonal locations (for example, our beach resorts in Florida), resulting in our business locations recognizing a larger percentage of their revenues during those peak seasons in their respective locations.

Overall Outlook
We have invested heavily in our operations in the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004, the ResortQuest acquisition, completed on November 20, 2003, and the beginning of construction of the Gaylord National in 2005 and 2006, which is described in detail below. Our investments in 2006 will consist primarily of ongoing capital improvements for our existing properties and the construction of the Gaylord National.
On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million on which we are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel; however, we have expanded the planned hotel to a total of 2,000 rooms. We currently expect to open the hotel in 2008.
Prince George’s County, Maryland has approved three bond issues related to the development of our hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the project, at which time the bonds will be released to us. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to us upon completion of the project. We will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. The original agreement and amendments one through seven are filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005. On June 29, 2006, we entered into amendment eight to the agreement to provide for a guaranteed maximum price to date of $301.7 million, and this amendment is filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 5, 2006. As of June 30, 2006, we had committed to pay $366.1 million under this agreement and the other agreements for construction services and supplies ($232.3 million of which is outstanding). Construction costs to date have exceeded our initial estimates from 2004. We currently estimate the total cost of the project to be in the range of $790 million to $840 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $59 million in capitalized interest, approximately $40 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $33 million of contingency, which if not spent would be saved entirely by the Company. As of June 30, 2006, we have spent approximately $134 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, as well as the sale of certain non-core assets or additional debt financing, to fund the development and construction costs and to pay related fees and expenses.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California.
We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain.

We plan to take advantage of real estate development opportunities related to ResortQuest as these opportunities arise. As described in “Non-Operating Results Affecting Net Income (Loss)—Income (Loss) from Unconsolidated Companies” below, we have acquired minority interests in two hotels in Hawaii and have entered into long-term management agreements with respect to these properties.
In the third quarter of 2005, we consummated a plan of disposal of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. Exiting these markets, which represent less than 10% of ResortQuest’s total inventory, did not have a material impact on ResortQuest’s financial results. The operating results for ResortQuest’s non-core markets are reflected in Gaylord’s consolidated financial results as discontinued operations, net of taxes, for all periods presented.
Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and six month periods ended June 30, 2006 and 2005. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	(Unaudited) Three Months ended June 30,				(Unaudited) Six Months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$157,189	66.9%	$147,678	65.8%	$322,653	67.7%	$290,179	66.3%
Opry and Attractions	19,819	8.4%	18,688	8.3%	36,584	7.7%	31,545	7.2%
ResortQuest	58,029	24.7%	57,978	25.8%	117,333	24.6%	115,943	26.5%
Corporate and Other	79	0.0%	128	0.1%	157	0.0%	275	0.0%

Total revenues	235,116	100.0%	224,472	100.0%	476,727	100.0%	437,942	100.0%

OPERATING EXPENSES:
Operating costs	151,650	64.5%	142,762	63.6%	303,429	63.6%	278,861	63.7%
Selling, general and administrative	48,414	20.6%	46,231	20.6%	94,284	19.8%	90,981	20.8%
Preopening costs	1,503	0.6%	1,173	0.5%	2,565	0.5%	2,116	0.5%
Depreciation and amortization:
Hospitality	16,026	6.8%	15,335	6.8%	32,166	6.7%	31,179	7.1%
Opry and Attractions	1,437	0.6%	1,154	0.5%	2,851	0.6%	2,552	0.6%
ResortQuest	2,760	1.2%	2,647	1.2%	5,485	1.2%	5,332	1.2%
Corporate and Other	1,085	0.5%	1,059	0.5%	2,099	0.4%	2,061	0.5%

Total depreciation and amortization	21,308	9.1%	20,195	9.0%	42,601	8.9%	41,124	9.4%

Total operating expenses	222,875	94.8%	210,361	93.7%	442,879	92.9%	413,082	94.3%

OPERATING INCOME (LOSS):
Hospitality	26,172	16.7%	23,985	16.2%	60,623	18.8%	45,937	15.8%
Opry and Attractions	1,556	7.9%	2,153	11.5%	185	0.5%	(3)	0.0%
ResortQuest	(1,500)	-2.6%	(709)	-1.2%	516	0.4%	953	0.8%
Corporate and Other	(12,484)	(A )	(10,145)	(A )	(24,911)	(A )	(19,911)	(A )
Preopening costs	(1,503)	(B )	(1,173)	(B )	(2,565)	(B )	(2,116)	(B )

Total operating income	12,241	5.2%	14,111	6.3%	33,848	7.1%	24,860	5.7%
Interest expense, net of amounts capitalized	(18,022)	(C )	(17,884)	(C )	(35,852)	(C )	(35,975)	(C )
Interest income	735	(C )	579	(C )	1,442	(C )	1,158	(C )
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	4,541	(C )	3,614	(C )	6,698	(C )	(7,912)	(C )
Income (loss) from unconsolidated companies	3,047	(C )	(1,590)	(C )	5,803	(C )	(118)	(C )
Other gains and (losses), net	636	(C )	2,470	(C )	6,726	(C )	4,920	(C )
(Provision) benefit for income taxes	(8,867)	(C )	(1,246)	(C )	(13,064)	(C )	3,987	(C )
Gain (loss) on discontinued operations, net	528	(C )	(465)	(C )	2,397	(C )	(188)	(C )

Net (loss) income	$(5,161)	(C )	$(411)	(C )	$7,998	(C )	$(9,268)	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except per share data)
Total revenues	$235,116	$224,472	4.7%	$476,727	$437,942	8.9%
Total operating expenses	$222,875	$210,361	5.9%	$442,879	$413,082	7.2%
Operating income	$12,241	$14,111	-13.3%	$33,848	$24,860	36.2%
Net (loss) income	$(5,161)	$(411)	-1155.7%	$7,998	$(9,268)	186.3%

Net income (loss) per share — fully diluted	$(0.13)	$(0.01)	-1200.0%	$0.19	$(0.23)	182.6%
Total Revenues
The increase in our total revenues for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, is primarily attributable to the increase in our Hospitality segment revenues (an increase of $9.5 million for the three months, and an increase of $32.5 million for the six months, ended June 30, 2006, as compared to the same periods in 2005), described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, is primarily due to increased Hospitality segment operating expenses associated with increased Hospitality segment revenues (excluding preopening costs, total Hospitality operating expenses increased $7.3 million for the three months, and $17.8 million for the six months, ended June 30, 2006, as compared to the same period in 2005), described more fully below.
Operating Income
     Three Months Ended June 30, 2006. Our operating income for the three months ended June 30, 2006 was slightly lower than our operating income for the same period in 2005 due in part to an increase of $2.3 million in our Corporate and Other business segment operating loss for the period (as compared to the same period in 2005), as described more fully below. Hospitality operating income for the three months ended June 30, 2006 (as compared to the same period in 2005) was impacted by the shift of the Easter holiday into the second quarter of 2006, which is a seasonally low period for group bookings, and a change in group mix as compared to the second quarter of 2005.
     Six Months Ended June 30, 2006. The improvement in our operating income for the six months ended June 30, 2006 as compared to the same period in 2005 was due primarily to improved Hospitality segment performance, described more fully below. A $5.0 million increase in size of our Corporate and Other business segment operating loss for the six months ended June 30, 2006 (as compared to the same period in 2005), described below, served to reduce the improvement in our operating income.

Net (Loss) Income
     Three Months Ended June 30, 2006. The increase in size of our net loss for the three months ended June 30, 2006 (as compared to the same period in 2005) was impacted by the reduction in our operating income, described above, as well as the following:
•	A provision for income taxes of $8.9 million for the three months ended June 30, 2006, as compared to a provision for income taxes of $1.2 million for the same period in 2005, described more fully below, which increased our net loss.

•	Income from unconsolidated companies of $3.0 million for the three months ended June 30, 2006, as compared to a loss from unconsolidated companies of $1.6 million for the same period in 2005, described more fully below, which reduced the size of our net loss.
     Six Months Ended June 30, 2006. Our net income for the six months ended June 30, 2006 (as compared to our net loss for same period in 2005) was impacted by the $9.0 million increase in our operating income for the period, described above, as well as the following:
•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $6.7 million for 2006, as compared to an unrealized loss on Viacom stock and CBS stock and derivatives, net, of $7.9 million in 2005, described more fully below, which increased our net income.

•	Income from unconsolidated companies of $5.8 million for 2006, as compared to a loss from unconsolidated companies of $0.1 million for the same period in 2005, described more fully below, which increased our net income.

•	A gain on discontinued operations, net, of $2.4 million for 2006, as compared to a loss from discontinued operations, net, of $0.2 million for the same period in 2005, described more fully below, which increased our net income.

•	A provision for income taxes of $13.1 million for the six months ended June 30, 2006, as compared to a benefit for income taxes of $4.0 million for the same period in 2005, described more fully below, which decreased our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment revenues for the three and six months ended June 30, 2006 resulting from improved system-wide occupancy rates, average daily rate and RevPAR for these periods. This was a result, in part, of a significant improvement in the operating performance of the Gaylord Opryland in 2006.

•	Continued strong food and beverage, banquet and catering services at our hotels for the three and six months ended June 30, 2006, which positively impacted Total RevPAR at our hotels and served to supplement the impact of the increased occupancy, ADR and RevPAR of the Hospitality segment during the first and second quarters of 2006.

Recently Adopted Accounting Standards
Prior to January 1, 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options for the three months and six months ended June 30, 2005, as all options granted by us had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months and six months ended June 30, 2006 are $0.8 million and $1.9 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Diluted earnings per share for the three months and six months ended June 30, 2006 are $0.02 and $0.05 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. As of June 30, 2006, there was $21.4 million of total unrecognized compensation cost related to stock options, restricted stock, and restricted stock units granted by us. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$157,189	$147,678	6.4%	$322,653	$290,179	11.2%
Hospitality operating expenses:
Operating costs	91,121	84,547	7.8%	183,998	167,480	9.9%
Selling, general and administrative	23,870	23,811	0.2%	45,866	45,583	0.6%
Depreciation and amortization	16,026	15,335	4.5%	32,166	31,179	3.2%

Total Hospitality operating expenses	131,017	123,693	5.9%	262,030	244,242	7.3%

Hospitality operating income (2)	$26,172	$23,985	9.1%	$60,623	$45,937	32.0%

Hospitality performance metrics:
Occupancy	77.7%	77.5%	0.3%	78.8%	75.8%	4.0%
ADR	$153.89	$150.91	2.0%	$157.11	$149.45	5.1%
RevPAR(3)	$119.63	$116.97	2.3%	$123.83	$113.30	9.3%
Total RevPAR(4)	$283.22	$269.94	4.9%	$292.53	$264.72	10.5%
Net Definite Room
Nights Booked(5)	455,000	389,000	17.0%	706,000	575,000	22.8%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. The term “other ancillary revenues” means non-room revenue other than food and beverage and consists primarily of revenue from banquets and other events hosted by the hotel, gift shop and other miscellaneous sales. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked includes 74,000 and 93,000 room nights for the three months ended June 30, 2006 and 2005, respectively, and includes 99,000 and 115,000 room nights for the six months ended June 30, 2006 and 2005, respectively, related to the Gaylord National, which we expect to open in 2008.
The increase in total Hospitality segment revenue in the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to an improvement in the operating performance of the Gaylord Opryland in 2006, as compared to the hotel’s results in 2005, as well as the results of the Gaylord Palms and the Gaylord Texan hotels, described below.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality segment operating expenses in the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to increased Hospitality segment operating costs, described below.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and six months ended June 30, 2006, as compared to the same period in 2005, due to the increased costs associated with increased Hospitality segment revenues associated with higher volumes of services.
Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, remained stable in the three and six months ended June 30, 2006, as compared to the same periods in 2005.
Total Hospitality depreciation and amortization expense increased slightly in the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to additional assets being placed in service.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2006 and 2005.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$66,875	$59,309	12.8%	$132,632	$109,170	21.5%
Operating expense data:
Operating costs	$39,451	$34,605	14.0%	$79,329	$66,686	19.0%
Selling, general and administrative	$9,395	$8,765	7.2%	$18,100	$16,761	8.0%
Hospitality performance metrics:
Occupancy	78.9%	79.4%	-0.6%	78.2%	74.7%	4.7%
ADR	$143.52	$141.24	1.6%	$143.16	$133.11	7.6%
RevPAR	$113.28	$112.09	1.1%	$112.02	$99.40	12.7%
Total RevPAR	$255.26	$233.45	9.3%	$254.99	$212.67	19.9%
The increase in Gaylord Opryland revenue in the three months ended June 30, 2006, as compared to the same period in 2005, is due to a combination of stable occupancy and room rates, together with a significant increase in food and beverage, catering and other ancillary services revenue at the hotel, due to the hotel’s booking of customers with higher outside-the-room spending patterns and the introduction of additional outside-the-room offerings, such as the hotel’s spa.
The increase in Gaylord Opryland revenue in the six months ended June 30, 2006, as compared to the same period in 2005, is due to increased occupancy and room rates (associated with increased, and higher quality, group business), as well as the increased outside-the-room spending described above.
The hotel’s results during the three and six months ended June 30, 2006 were not impacted by the hotel’s multi-year room refurbishment program, as no rooms were removed from available inventory during these periods. However, the hotel’s results during the three and six months ended June 30, 2005 were impacted by the program, which removed 7,940 room nights from available inventory during the second quarter of 2005, decreasing the number of available room nights used in calculating occupancy in 2005. The room renovation will resume this year in July and continue into the fourth quarter of 2006 with the renovation of an additional 431 rooms, or approximately 18,600 room nights. To complete the multi-year room renovation program, the Company expects to take approximately 53,000 room nights out of service at various times in 2007.
The increase in operating costs at Gaylord Opryland in the three and six months ended June 30, 2006, as compared to the same periods in 2005, was due to staff increases associated with the increased food and beverage, catering and other ancillary services revenues, as well as, during the six month period, the increased occupancy levels at the hotel. In addition, utility costs impacted the hotel’s operating costs during the applicable periods.
The increase in selling, general and administrative expenses at Gaylord Opryland in the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to increased sales and marketing expenditures at the hotel.

     Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$45,077	$44,239	1.9%	$95,893	$94,635	1.3%
Operating expense data:
Operating costs	$24,115	$23,880	1.0%	$49,983	$48,516	3.0%
Selling, general and administrative	$8,175	$8,635	-5.3%	$15,975	$17,137	-6.8%
Hospitality performance metrics:
Occupancy	83.8%	76.5%	9.5%	84.4%	83.4%	1.2%
ADR	$175.53	$173.26	1.3%	$184.32	$175.41	5.1%
RevPAR	$147.10	$132.60	10.9%	$155.62	$146.27	6.4%
Total RevPAR	$352.32	$345.76	1.9%	$376.81	$371.87	1.3%
Gaylord Palms revenue for the three months ended June 30, 2006, as compared to the same period in 2005, grew slightly as increases in the hotel’s occupancy rate and RevPAR were offset by smaller increases in the hotel’s ADR and Total RevPAR. Gaylord Palms revenue for the six months ended June 30, 2006, as compared to the same period in 2005, grew slightly as an increase in the hotel’s ADR was offset by smaller increases in the hotel’s occupancy rate and Total RevPAR. The relatively small increase in the hotel’s Total RevPAR for both periods was due to lower banquet spending by groups, as the hotel hosted more association business, as compared to corporate business, during the periods.
Operating costs for the three and six months ended June 30, 2006 remained stable as compared to the same periods in 2005.
Selling, general and administrative expense for the three and six months ended June 30, 2006, decreased as compared to the same periods in 2005, due to lower administrative costs for the period.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$42,883	$41,985	2.1%	$89,769	$82,447	8.9%
Operating expense data:
Operating costs	$26,353	$25,033	5.3%	$52,380	$50,269	4.2%
Selling, general and administrative	$5,842	$5,877	-0.6%	$10,921	$10,695	2.1%
Hospitality performance metrics:
Occupancy	70.0%	75.7%	-7.5%	75.7%	72.5%	4.4%
ADR	$166.05	$161.01	3.1%	$169.34	$164.79	2.8%
RevPAR	$116.18	$121.84	-4.6%	$128.16	$119.55	7.2%
Total RevPAR	$311.88	$305.34	2.1%	$328.23	$301.46	8.9%
Gaylord Texan revenue for the three months ended June 30, 2006, as compared to the same period in 2005, increased slightly as increases in the hotel’s ADR and outside-the-room spending offset a decline in the hotel’s occupancy rate for the period due to fewer groups holding meetings at the hotel.
The increase in Gaylord Texan revenue for the six months ended June 30, 2006, as compared to the same period in 2005, was due to increases in both the number of guests at the hotel as well as the room rates paid by such guests, as hotel occupancy, ADR and RevPAR all increased for the period. In addition, Total RevPAR also increased due to improvements in the hotel’s food and beverage, catering and other ancillary revenues for the period.
Operating costs for the three months ended June 30, 2006, as compared to the same period in 2005, increased primarily due to higher property tax expense and increased costs associated with the hotel’s SummerFest promotion. Operating costs for the six months ended June 30, 2006, as compared to the same period in 2005, increased primarily due to increased costs necessary to service the increased occupancy at the hotel.
Selling, general and administrative expense for the three and six months ended June 30, 2006 remained stable as compared to the same periods in 2005.

     ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$58,029	$57,978	0.1%	$117,333	$115,943	1.2%
Operating expense data:
Operating costs	46,224	45,218	2.2%	90,554	87,661	3.3%
Selling, general and administrative	10,545	10,822	-2.6%	20,778	21,997	-5.5%
Depreciation and amortization	2,760	2,647	4.3%	5,485	5,332	2.9%

Operating income (loss)	$(1,500)	$(709)	-111.6%	$516	$953	-45.9%

Hospitality performance metrics:
Occupancy	50.0%	51.7%	-3.3%	53.9%	56.4%	-4.4%
ADR	$176.27	$161.64	9.1%	$164.86	$151.51	8.8%
RevPAR(1)	$88.12	$83.57	5.4%	$88.93	$85.41	4.1%
Total Units Under Management	$15,709	$17,245	-8.9%	$15,709	$17,245	-8.9%

(1)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. ResortQuest revenue in the three and six months ended June 30, 2006 was relatively unchanged, as compared to the three and six months ended June 30, 2005, as a decline in occupancy was offset by a higher ADR.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, increased in the three and six months ended June 30, 2006, as compared to the same periods in 2005, due to increased costs associated with our investment in brand-building initiatives such as technology, marketing and organizational improvements, as well as costs associated with ResortQuest’s new travel insurance program. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, decreased in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, due to a decrease in consulting fees. Selling, general and administrative expenses decreased in the six months ended June 30, 2006, as compared to the same period in 2005, due to a decrease in consulting fees, as well as the inclusion of severance, relocation, and other non-recurring costs in the six months ended June 30, 2005 related to certain changes in management.

ResortQuest’s results of operations were also impacted by our decision to dispose of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. The results of operations of these markets are excluded from the results of continuing operations presented above for all periods presented.
     Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
		(In thousands, except percentages)
Total revenues	$19,819	$18,688	6.1%	$36,584	$31,545	16.0%
Operating expense data:
Operating costs	12,053	11,196	7.7%	24,340	20,497	18.7%
Selling, general and administrative	4,773	4,185	14.1%	9,208	8,499	8.3%
Depreciation and amortization	1,437	1,154	24.5%	2,851	2,552	11.7%

Operating income (loss)	$1,556	$2,153	-27.7%	$185	$(3)	6266.7%

The increase in revenues in the Opry and Attractions segment for the three and six months ended June 30, 2006, as compared to the same periods in 2005, is primarily due to increased revenues at the Grand Ole Opry and our other Nashville-area attractions from a combination of higher ticket prices and increased merchandise sales, increased revenues from our broadcast operations, and increased revenues from our Corporate Magic corporate event planning business.
The increase in Opry and Attractions operating costs in the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due primarily to increased costs of merchandise sold, increased consulting fees related to brand development initiatives, and increased production costs related to a higher number of Corporate Magic events. The increase in Opry and Attractions selling, general and administrative expenses in the three months and six months ended June 30, 2006, as compared to the same periods in 2005, is due primarily to increased employment costs and utilities expense.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Total revenues	$79	$128	-38.3%	$157	$275	-42.9%
Operating expense data:
Operating costs	2,252	1,801	25.0%	4,537	3,223	40.8%
Selling, general and administrative	9,226	7,413	24.5%	18,432	14,902	23.7%
Depreciation and amortization	1,085	1,059	2.5%	2,099	2,061	1.8%

Operating loss	$(12,484)	$(10,145)	-23.1%	$(24,911)	$(19,911)	-25.1%

Corporate and Other revenue for the three and six months ended June 30, 2006, which consists of rental income and corporate sponsorships, decreased from the same periods in 2005 due to a decline in the amount of rental income and corporate sponsorships received.
Corporate and Other operating expenses increased in the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, due to an increase in both Corporate and Other operating costs and Corporate and Other selling, general and administrative expenses. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three and six months ended June 30, 2006 as compared to the same periods in 2005 primarily due to an increase in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the costs associated with, prior to its termination on February 22, 2005, the Gaylord Entertainment Center naming rights agreement, senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three and six months ended June 30, 2006, as compared to the same periods in 2005, due to stock option expense that was recorded in the three and six months ended June 30, 2006 that was not recorded in the three and six months ended June 30, 2005 as a result of our adoption of Statement 123(R), Share-Based Payment, effective January 1, 2006. Corporate and Other selling, general and administrative expenses during the six months ended June 30, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to a newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and six months ended June 30, 2006 remained relatively stable as compared to the same periods in 2005.
Operating Results – Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $0.3 million to $1.5 million in the three months ended June 30, 2006 (as compared to $1.2 million in the three months ended June 30, 2005). Preopening costs for the six months ended June 30, 2006 increased by $0.5 million to $2.6 million in the six months ended June 30, 2006 (as compared to $2.1 million in the six months ended June 30, 2005). These costs were related to the construction of the Gaylord National.

Non-Operating Results Affecting Net (Loss) Income
General
     The following table summarizes the other factors which affected our net (loss) income for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(18,022)	$(17,884)	0.8%	$(35,852)	$(35,975)	-0.3%
Interest income	$735	$579	26.9%	$1,442	$1,158	24.5%
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	$4,541	$3,614	25.7%	$6,698	$(7,912)	184.7%
Income (loss) from unconsolidated companies	$3,047	$(1,590)	291.6%	$5,803	$(118)	5017.8%
Other gains and (losses), net	$636	$2,470	-74.3%	$6,726	$4,920	36.7%
Provision (benefit) for income taxes	$8,867	$1,246	611.6%	$13,064	$(3,987)	427.7%
Gain from discontinued operations, net of taxes	$528	$(465)	213.5%	$2,397	$(188)	1375.0%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, remained relatively unchanged during the three and six months ended June 30, 2006, as compared to the same periods in 2005. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 6.5% and 6.3% for the three months ended June 30, 2006 and 2005, respectively, and was 6.5% and 6.2% for the six months ended June 30, 2006 and 2005, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $6.7 million for the three months ended June 30, 2006 and 2005 and $13.3 million for the six months ended June 30, 2006 and 2005.
Interest Income
The increase in interest income during the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to higher cash balances invested in interest-bearing accounts in 2006 and increased short-term interest rates.
Unrealized Gain (Loss) on Viacom Stock and CBS Stock and Derivatives, Net
For the three months ended June 30, 2006, we recorded a net pretax gain of $0.6 million related to the increase in fair value of the Viacom stock and CBS stock. For the three months ended June 30, 2006, we recorded a net pretax gain of $3.9 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $4.5 million related to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the three months ended June 30, 2006.

For the six months ended June 30, 2006, we recorded a net pretax loss of $12.6 million related to the decrease in fair value of the Viacom stock and CBS stock. For the six months ended June 30, 2006, we recorded a net pretax gain of $19.3 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $6.7 million relating to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the six months ended June 30, 2006.
Income (Loss) from Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel), under the equity method of accounting. Income from unconsolidated companies for the three and six months ended June, 2006 and 2005 consisted of equity method income from these investments as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages )
Bass Pro	$3,203	$(1,697)	288.7%	$5,805	$(225)	2680.0%
RHAC Holdings, LLC	(148)	107	-238.3%	6	107	-94.4%
Waipouli Holdings, LLC	(8)	—	—	(8)	—	—

Total:	$3,047	$(1,590)	291.6%	$5,803	$(118)	5017.8%

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
Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). On June 20, 2006, we entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $68.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a five-year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest will be responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan.
Other Gains and (Losses), Net
Our other gains and losses for the three months ended June 30, 2006 primarily consisted of the receipt of a dividend distribution related to our investment in CBS stock, a loss on the retirement of certain fixed assets and other miscellaneous income and expenses. Our other gains and losses for the six months ended June 30, 2006 primarily consisted of a gain related to the collection of a note receivable previously considered uncollectible as more fully described below, the receipt of dividend distributions related to our investment in CBS stock, a loss on the retirement of certain fixed assets and other miscellaneous income and expenses.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. We accelerated the note and demanded payment in full. We also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, we assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and we received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to us. Because we assigned no value to this note receivable as part of the ResortQuest purchase price allocation, this recovery of this note receivable resulted in a gain of $5.4 million during the first quarter of 2006. In July 2006, we received $0.5 million in cash in full settlement of the secured administrative claim.
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
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three
	Months		Six Months
	Ended June		Ended June
	30,		30,
	2006	2005	2006	2005
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	(9)	2	(1)	2
Adjustment to deferred tax liabilities due to state tax rate adjustment	63	61	11	(5)
Other	190	(2)	25	(1)

Effective tax rate	279%	96%	70%	31%

The increase in our effective tax rate for the three months ended June 30, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities. The amount designated as Other for the three months ended June 30, 2006 in the table above is a result of a change in the annualized effective tax rate and its corresponding year to date effect.
The increase in our effective tax rate for the six months ended June 30, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.
Gain from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the three and six months ended June 30, 2006 and 2005, consistent with the provisions of SFAS No. 144 and APB Opinion No. 30. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of ($25,000) and $44,000 during the three months and six months ended June 30, 2006, respectively, related to employee severance benefits in the discontinued markets.
We completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006. In exchange for the assets associated with the markets sold in the second quarter of 2006, the buyers of these markets assumed $0.3 million in liabilities associated with the markets and we paid the buyers $0.2 million in cash. We recognized a pretax loss of $0.5 million during the second quarter of 2006 related to these sales, which is recorded in income from discontinued operations in the condensed consolidated statement of operations.
During the second quarter of 2006, we completed the sale of one additional market of our ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with our long term growth strategy, for approximately $1.5 million in cash. We recognized a pretax gain of $0.7 million during the second quarter of 2006 related to this sale, which is recorded in income from discontinued operations in the condensed consolidated statement of operations. The pre-tax gain on this sale included the writeoff of $0.5 million in goodwill related to the market sold. We did not record any restructuring charges in connection with the sale of this market.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Revenues:
ResortQuest Discontinued Markets	$429	$4,289	$2,320	$10,130

Operating loss:
ResortQuest Discontinued Markets	$(418)	$(716)	$(568)	$(287)
International Cable Networks	6	—	6	—
Restructuring charges	25	—	(44)	—

Total operating loss	(387)	(716)	(606)	(287)

Interest income	6	8	11	15

Other gains and (losses):
ResortQuest Discontinued Markets	230	2	8	2
Word Entertainment	25	—	25	—
International Cable Networks	—	—	(19)	—

Loss before benefit for income taxes	(126)	(706)	(581)	(270)

Benefit for income taxes	(654)	(241)	(2,978)	(82)

Gain (loss) from discontinued operations, net of income taxes	$528	$(465)	$2,397	$(188)

Included in other gains and (losses) in the three months ended June 30, 2006 is a pre-tax gain of $0.3 million on the sale of certain ResortQuest Discontinued Markets. Included in other gains and (losses) in the six months ended June 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months and six months ended June 30, 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months and six months ended June 30, 2006 primarily results from our settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the six months ended June 30 (in thousands):

	2006	2005
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$79,074	$67,687
Net cash flows (used in) provided by operating activities — discontinued operations	(3,325)	1,454

Net cash flows provided by operating activities	75,749	69,141

Investing Cash Flows:
Purchases of property and equipment	(104,646)	(59,957)
Acquisition of business, net of cash required	—	(20,223)
Investments in unconsolidated companies	(4,817)	(4,747)
Proceeds from sale of assets	754	8,927
Purchases of short-term investments	—	(15,000)
Proceeds from sale of short-term investments	—	32,000
Other	(7,273)	(1,148)

Net cash flows used in investing activities — continuing operations	(115,982)	(60,148)
Net cash flows provided by (used in) investing activities — discontinued operations	457	(226)

Net cash flows used in investing activities	(115,525)	(60,374)

Financing Cash Flows:
Borrowings under credit facility	35,000	—
Deferred financing costs paid	—	(8,451)
Increase in restricted cash and cash equivalents	(22,174)	(26,386)
Proceeds from exercise of stock options and purchase plans	10,154	6,145
Excess tax benefit from stock-based compensation	2,414	—
Other	(907)	(434)

Net cash flows provided by (used in) financing activities — continuing operations	24,487	(29,126)
Net cash flows provided by (used in) financing activities — discontinued operations	4,247	(1,456)

Net cash flows provided by (used in) financing activities	28,734	(30,582)

Net change in cash and cash equivalents	$(11,042)	$(21,815)

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt and maintenance capital expenditures. During the six months ended June 30, 2006, our net cash flows provided by operating activities — continuing operations were $79.1 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies and loss on sales of certain fixed assets of approximately $67.8 million, as well as favorable changes in working capital of approximately $11.3 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables and accrued expenses, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.
During the six months ended June 30, 2005, our net cash flows provided by operating activities – continuing operations were $67.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, loss from unconsolidated companies and gains on sales of certain fixed assets of approximately $47.5 million, as well as favorable changes in working capital of approximately $20.2 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including trade payables, accrued expenses and accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Texan) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months). These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms and Gaylord Texan and a seasonal increase in revenues at ResortQuest, as well as an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.
Cash Flows From Investing Activities. During the six months ended June 30, 2006, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $104.6 million. Our capital expenditures during the six months ended June 30, 2006 included construction at Gaylord National of $67.4 million, approximately $17.4 million at the Gaylord Texan related to the construction of the new Glass Cactus entertainment complex, approximately $6.1 million at Gaylord Opryland and approximately $5.8 million related to ResortQuest.
During the six months ended June 30, 2005, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $60.0 million (consisting of construction at the new Gaylord National Resort & Convention Center of $25.7 million, continuing construction at the Gaylord Texan of $9.7 million, approximately $12.4 million at Gaylord Opryland, primarily related to the construction of a new spa facility, and approximately $8.0 million related to ResortQuest) and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.2 million.
We currently project capital expenditures for the twelve months of 2006 to total approximately $321 million, which includes approximately $206 million related to the construction of the new Gaylord National Resort & Convention Center in Prince George’s County, Maryland, continuing construction costs at the Gaylord Texan of approximately $29 million, approximately $29 million related to Gaylord Opryland, and approximately $25 million related to ResortQuest.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2006, our net cash flows provided by financing activities – continuing operations were approximately $24.5 million, reflecting $35.0 million of borrowing under the $600.0 million credit facility and $10.2 million in proceeds received from the exercise of stock options, partially offset by a $22.2 million increase in restricted cash and cash equivalents.
During the six months ended June 30, 2005, our net cash flows used in financing activities – continuing operations were approximately $29.1 million, reflecting the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility and a $26.4 million increase in restricted cash and cash equivalents, partially offset by $6.1 million in proceeds received from the exercise of stock options.
Working Capital. As of June 30, 2006, we had total current assets of $783.7 million and total current liabilities of $927.7 million, which resulted in a working capital deficit of $144.0 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties and do not require future cash payments by us.
Also, the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us matures in May 2007. We have classified the debt and derivative liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of June 30, 2006. However, at expiration, we may elect to settle the obligation associated with the secured forward exchange contract by delivering all or a portion of the Viacom Stock and CBS Stock, so this obligation should also not require future cash payments by us. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herewith.
At the expiration of the secured forward exchange contract, we will also be required to pay the deferred taxes relating thereto. This deferred tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2006, is estimated to be $152 million, which we anticipate will be reduced by approximately one-third through the application of our federal and state income tax net operating loss carryforwards and federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets.
We believe our current assets, cash flows from operating activities, cash generated from the sale of non-core assets, and availability under our $600.0 million credit facility will be sufficient to repay our current liabilities as they become due.

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
The new credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of our four wholly-owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). Our former revolving credit facility has been paid in full, and the related mortgages and liens have been released.
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
As of June 30, 2006, we were in compliance with all covenants. As of June 30, 2006, $55.0 million of borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $15.1 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
Nashville Hotel Loan. On March 27, 2001, we, through wholly-owned subsidiaries, entered into a $275.0 million senior secured loan and a $100.0 million mezzanine loan with Merrill Lynch Mortgage Lending, Inc. The mezzanine loan was repaid in November 2003 with the proceeds of the 8% Senior Notes, and the senior loan was repaid in November 2004 with the proceeds of the 6.75% Senior Notes. The senior and mezzanine loan borrower and its sole member were subsidiaries formed for the purposes of owning and operating the Nashville hotel and entering into the loan transaction and were special-purpose entities whose activities were strictly limited, although we fully consolidate these entities in our consolidated financial statements. The senior loan was secured by a first mortgage lien on the assets of Gaylord Opryland. The terms of the senior loan required us to purchase interest rate hedges in notional amounts equal to the outstanding balances of the senior loan in order to protect against adverse changes in one-month LIBOR which have been terminated. We used $235.0 million of the proceeds from the senior loan and the mezzanine loan to refinance an existing interim loan incurred in 2000.
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
Future Developments
As more fully described in “Overall Outlook” above, we are currently developing the Gaylord National Resort & Convention Center in Prince George’s County, Maryland. Also, as described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country, including Chula Vista, California.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2006, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$630,000	$—	$—	$55,000	$575,000
Capital leases	4,281	997	1,744	1,540	—
Promissory note payable to Nashville Predators	5,000	1,000	2,000	2,000	—
Construction commitments (1)	264,768	123,159	115,457	26,152
Operating leases (2)	709,245	12,309	19,909	13,647	663,380
Other	700	175	350	175	—

Total contractual obligations	$1,613,994	$137,640	$139,460	$98,514	$1,238,380

(1)	During 2005 we entered into a series of agreements with a general contractor and other suppliers related to the construction of the Gaylord National. As of June 30, 2006, we had committed to pay $366.1 million under those agreements ($232.3 million of which is outstanding).

(2)	The total operating lease commitments of $709.2 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 10 to our condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herewith for a discussion of the interest we paid during the three and six months ended June 30, 2006 and 2005.
The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom stock and CBS stock owned by us. At the expiration of the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $152 million, which we anticipate will be reduced by approximately one-third through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. We intend to finance the payment this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herewith.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and

Results of Operations and Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first or second quarters of 2006 nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 or described from time to time in our other reports filed with the Securities and Exchange Commission:
•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the challenges associated with the integration of ResortQuest’s operations into our operations;

•	factors affecting the number of guests renting vacation properties managed by ResortQuest, including adverse weather conditions such as hurricanes, economic conditions in a particular region or the nation as a whole, or the perceived attractiveness of the destinations in which we operate and the units we manage;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry; and

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to generate cash flow from the Gaylord Texan and to develop and construct the Gaylord National.
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
The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock, while providing for participation in increases in the combined fair market value. At June 30, 2006, the fair market value of our investment in the 5.5 million shares of Viacom stock was $196.0 million, or $35.84 per share, and the fair market value of our investment in the 5.5 million shares of CBS stock was $147.9 million, or $27.05 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of June 30, 2006.
Changes in the market price of the Viacom stock and CBS stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock and CBS stock at June 30, 2006 would have resulted in an increase of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended June 30, 2006. Likewise, a 5% decrease in the value of the Viacom stock and CBS stock at June 30, 2006 would have resulted in a decrease of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended June 30, 2006.
Risks Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our new $600 million credit facility.
In conjunction with our offering of the 8% Senior Notes, we entered into an interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes is deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the 8% Senior Notes would increase by approximately $1.3 million.
Borrowings outstanding under our new $600 million credit facility bear interest at our election of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $600.0 million credit facility as of June 30, 2006 would increase by approximately $0.6 million.
     Cash balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2006. As a result, the interest rate market risk implicit in these investments at June 30, 2006, if any, is low.
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
Summary
Based upon our overall market risk exposures at June 30, 2006, we believe that the effects of changes in the stock price of our Viacom stock and CBS stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three months ended June 30, 2006 and 2005 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Inapplicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its Annual Meeting of Stockholders on May 4, 2006 (the “Annual Meeting”). The stockholders of the Company voted to elect ten directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

Nominee	For	Withhold	Total
E.K. Gaylord II	38,450,841	689,438	39,140,279
E. Gordon Gee	38,572,897	567,381	39,140,278
Ellen Levine	38,904,282	235,996	39,140,278
Robert P. Bowen	39,102,238	38,041	39,140,279
Ralph Horn	38,892,217	248,062	39,140,279
Michael J. Bender	39,102,154	38,124	39,140,278
Laurence S. Geller	39,101,879	38,400	39,140,279
Michael D. Rose	38,243,225	897,054	39,140,279
Colin V. Reed	39,035,117	105,161	39,140,278
Michael I. Roth	39,029,916	110,363	39,140,279
At the Annual Meeting, our stockholders also approved the Company’s new 2006 Omnibus Incentive Plan (the “2006 Incentive Plan”) to replace our 1997 Omnibus Stock Option and Incentive Plan. A more complete description of the 2006 Incentive Plan is contained in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006, and the 2006 Incentive Plan was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006, as filed with the SEC on May 9, 2006. In addition, at the Annual Meeting our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006. The following table sets forth the number of votes for, votes against, votes abstaining and broker non-votes with respect to each of these items:

				Broker
				Non-
Proposal	For	Against	Abstain	Vote	Total
Approve the 2006 Incentive Plan	26,850,995	8,387,273	108,119	3,793,892	39,140,279

Ratify Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2006	39,108,316	13,156	18,804	3	39,140,279
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GAYLORD ENTERTAINMENT COMPANY

Date: August 9, 2006	By:	/s/ Colin V. Reed

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