Form 10-Q
period 2006-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2006-11-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock, $.01 par value	40,749,534 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2006
INDEX

Part I – FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005
Revenues	$231,907	$207,951

Operating expenses:
Operating costs	152,573	141,993
Selling, general and administrative	47,251	43,536
Preopening costs	2,432	1,213
Impairment and other charges	832	—
Depreciation	18,846	18,288
Amortization	2,840	2,611

Operating income	7,133	310

Interest expense, net of amounts capitalized	(17,761)	(18,474)
Interest income	853	662
Unrealized gain on Viacom stock and CBS stock	13,453	10,828
Unrealized loss on derivatives	(5,601)	(10,753)
Income from unconsolidated companies	2,571	2,098
Other gains and (losses), net	1,972	1,102

Income (loss) before benefit for income taxes	2,620	(14,227)

Benefit for income taxes	(3,127)	(4,753)

Income (loss) from continuing operations	5,747	(9,474)

Gain (loss) from discontinued operations, net of income taxes	564	(2,143)

Net income (loss)	$6,311	$(11,617)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.24)
Gain (loss) from discontinued operations, net of income taxes	0.02	(0.05)

Net income (loss)	$0.16	$(0.29)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.14	$(0.24)
Gain (loss) from discontinued operations, net of income taxes	0.01	(0.05)

Net income (loss)	$0.15	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005
Revenues	$708,634	$645,893

Operating expenses:
Operating costs	456,002	420,854
Selling, general and administrative	141,535	134,517
Preopening costs	4,997	3,329
Impairment and other charges	832	—
Depreciation	56,068	54,022
Amortization	8,219	8,001

Operating income	40,981	25,170

Interest expense, net of amounts capitalized	(53,613)	(54,449)
Interest income	2,295	1,820
Unrealized gain (loss) on Viacom stock and CBS stock	820	(37,070)
Unrealized gain on derivatives	13,730	29,233
Income from unconsolidated companies	8,374	1,980
Other gains and (losses), net	8,698	6,022

Income (loss) before provision (benefit) for income taxes	21,285	(27,294)

Provision (benefit) for income taxes	9,937	(8,740)

Income (loss) from continuing operations	11,348	(18,554)

Gain (loss) from discontinued operations, net of income taxes	2,961	(2,331)

Net income (loss)	$14,309	$(20,885)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.46)
Gain (loss) from discontinued operations, net of income taxes	0.07	(0.06)

Net income (loss)	$0.35	$(0.52)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.46)
Gain (loss) from discontinued operations, net of income taxes	0.07	(0.06)

Net income (loss)	$0.34	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$40,919	$58,719
Cash and cash equivalents — restricted	12,819	19,688
Short term investments	357,396	—
Trade receivables, less allowance of $1,290 and $2,471, respectively	51,261	37,154
Estimated fair value of derivative assets	236,749	—
Deferred financing costs	17,238	26,865
Deferred income taxes	—	8,861
Other current assets	34,692	29,276
Current assets of discontinued operations	9	7,726

Total current assets	751,083	188,289

Property and equipment, net of accumulated depreciation	1,550,606	1,404,211
Intangible assets, net of accumulated amortization	24,048	27,768
Goodwill	173,323	177,556
Indefinite lived intangible assets	40,315	40,315
Investments	82,710	429,295
Estimated fair value of derivative assets	—	220,430
Long-term deferred financing costs	16,359	29,144
Other long-term assets	20,361	14,135
Long-term assets of discontinued operations	—	1,447

Total assets	$2,658,805	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,247	$1,825
Secured forward exchange contract	613,054	—
Accounts payable and accrued liabilities	220,779	186,540
Deferred income taxes	85,086	—
Current liabilities of discontinued operations	584	7,802

Total current liabilities	921,750	196,167

Secured forward exchange contract	—	613,054
Long-term debt and capital lease obligations, net of current portion	669,423	598,475
Deferred income taxes	89,678	177,652
Estimated fair value of derivative liabilities	2,443	1,994
Other long-term liabilities	91,399	96,488
Long-term liabilities of discontinued operations	279	193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,741 and 40,307 shares issued and outstanding, respectively	407	403
Additional paid-in capital	690,200	670,828
Retained earnings	212,629	198,320
Unearned compensation	—	(1,673)
Accumulated other comprehensive loss	(19,403)	(19,311)

Total stockholders’ equity	883,833	848,567

Total liabilities and stockholders’ equity	$2,658,805	$2,532,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$14,309	$(20,885)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(2,961)	2,331
Income from unconsolidated companies	(8,374)	(1,980)
Unrealized (gain) loss on Viacom stock and CBS stock and related derivatives	(14,550)	7,837
Impairment and other charges	832	—
Provision (benefit) for deferred income taxes	9,937	(8,919)
Depreciation and amortization	64,287	62,023
Amortization of deferred financing costs	22,412	22,143
Stock-based compensation expense	6,828	—
Excess tax benefit from stock-based compensation	(2,474)	—
Loss (gain) on sales of assets	621	(2,619)
Dividends received from investments in unconsolidated companies	3,155	—
Changes in (net of acquisitions and divestitures):
Trade receivables	(14,107)	(8,614)
Accounts payable and accrued liabilities	3,069	3,543
Other assets and liabilities	(4,765)	840

Net cash flows provided by operating activities — continuing operations	78,219	55,700
Net cash flows (used in) provided by operating activities — discontinued operations	(3,526)	1,800

Net cash flows provided by operating activities	74,693	57,500

Cash Flows from Investing Activities:
Purchases of property and equipment	(172,908)	(87,280)
Acquisition of businesses, net of cash acquired	—	(20,223)
Investments in unconsolidated companies	(6,364)	(4,747)
Returns of investments in unconsolidated companies	1,592	—
Proceeds from sales of assets	760	10,386
Purchases of short-term investments	—	(15,000)
Proceeds from sale of short term investments	—	37,000
Other investing activities	(8,704)	(1,099)

Net cash flows used in investing activities — continuing operations	(185,624)	(80,963)
Net cash flows provided by (used in) investing activities — discontinued operations	541	(211)

Net cash flows used in investing activities	(185,083)	(81,174)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1,000)	—
Borrowings under credit facility	70,000	—
Deferred financing costs paid	—	(8,451)
Decrease in restricted cash and cash equivalents	6,869	14,119
Proceeds from exercise of stock option and purchase plans	11,087	8,195
Excess tax benefit from stock-based compensation	2,474	—
Other financing activities, net	(1,111)	(509)

Net cash flows provided by financing activities — continuing operations	88,319	13,354
Net cash flows provided by (used in) financing activities — discontinued operations	4,271	(4,905)

Net cash flows provided by financing activities	92,590	8,449

Net change in cash and cash equivalents	(17,800)	(15,225)
Cash and cash equivalents — unrestricted, beginning of period	58,719	43,007

Cash and cash equivalents — unrestricted, end of period	$40,919	$27,782

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
2. INCOME (LOSS) PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Weighted average shares outstanding	40,655	40,234	40,521	40,126
Effect of dilutive stock options	981	—	1,042	—

Weighted average shares outstanding — assuming dilution	41,636	40,234	41,563	40,126

For the three months and nine months ended September 30, 2005, the effect of dilutive stock options was the equivalent of approximately 1,231,000 and 1,131,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2005, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the three months and nine months of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$6,311	$(11,617)	$14,309	$(20,885)
Unrealized loss on interest rate hedges	—	—	—	(19)
Foreign currency translation	(112)	1	(92)	(45)

Comprehensive income (loss)	$6,199	$(11,616)	$14,217	$(20,949)

4. INSURANCE RECOVERY
During the third quarter of 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis, and Charley. The Company has recorded the net recovery of $4.9 million as revenue in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2006.
5. IMPAIRMENT CHARGE
As a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets during the third quarter of 2006. These losses reflect the amounts by which the carrying values of the related reporting unit or intangible asset exceed their estimated fair values determined by their estimated future discounted cash flows.
6. INVESTMENTS
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $68.8 million. Both the Company and RREEF will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Kauai Hotel. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require the approval of the Company. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a five year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement,

ResortQuest will be responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan. The Company accounts for its investment in Waipouli Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. Both the Company and IB-SIV will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Waikiki Hotel. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the approval of the Company as a member. In addition, under the joint venture arrangement, the Company’s ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, and EITF Abstracts Topic No. D-46, “Accounting for Limited Partnership Investments”. Subsequent to its purchase by RHAC, LLC, the Aston Waikiki Beach Hotel was renamed the ResortQuest Waikiki Beach Hotel.
On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. RHAC, LLC used the proceeds from this refinancing primarily to fund a renovation project at the Waikiki Hotel.
On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC (“Bass Pro”) in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Shops, LLC. Because the new entity owns these additional businesses, the Company’s ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, the Company will continue to account for its investment in Bass Pro under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.

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
7. DISCONTINUED OPERATIONS:
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
ResortQuest Discontinued Markets
During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0 and $44,000 during the three months and nine months ended September 30, 2006, respectively, related to employee severance benefits in the discontinued markets. The Company completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006.
During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with the Company’s long term growth strategy. The Company did not record any restructuring charges in connection with the sale of this market.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	Sepetmber 30,		September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
ResortQuest Discontinued Markets	$—	$4,680	$2,320	$14,810

Operating loss:
ResortQuest Discontinued Markets	$(25)	$(218)	$(593)	$(505)
International Cable Networks	—	—	6	—
Impairment charges	—	(2,749)	—	(2,749)
Restructuring charges	—	(434)	(44)	(434)

Total operating loss	(25)	(3,401)	(631)	(3,688)

Interest income	—	7	11	22

Other gains and (losses):
ResortQuest Discontinued Markets	(123)	(14)	(115)	(12)
Radio Operations	—	136	—	136
Word Entertainment	—	—	25	—
International Cable Networks	—	—	(19)	—

Loss before benefit for income taxes	(148)	(3,272)	(729)	(3,542)

Benefit for income taxes	(712)	(1,129)	(3,690)	(1,211)

Gain (loss) from discontinued operations, net of income taxes	$564	$(2,143)	$2,961	$(2,331)

Included in other gains and (losses) in the three months and nine months ended September 30, 2006 is a pre-tax loss of $0 and $17,000, respectively, on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months and nine months ended September 30, 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. Other gains and (losses) in the three months and nine months ended September 30, 2005 are primarily comprised of the reversal of certain previously established indemnification reserves associated with the sale of businesses in prior periods and miscellaneous income and expense. The benefit for income taxes for the three months and nine months ended September 30, 2006 primarily results from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	September 30,	December 31,
(in thousands)	2006	2005
Current assets:
Cash and cash equivalents — unrestricted	$(17)	$1,376
Cash and cash equivalents — restricted	33	5,490
Trade receivables, net	(7)	644
Prepaid expenses	—	96
Other current assets	—	120

Total current assets	9	7,726

Property and equipment, net of accumulated depreciation	—	773
Intangible assets, net of accumulated amortization	—	139
Goodwill	—	532
Other long-term assets	—	3

Total long-term assets	—	1,447

Total assets	$9	$9,173

Current liabilities:
Accounts payable and accrued liabilities	$584	$7,802

Total current liabilities	584	7,802

Other long-term liabilities	279	193

Total long-term liabilities	279	193

Total liabilities	$863	$7,995

8. ACQUISITIONS:
Whistler Lodging Company, Ltd.
On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005. As of September 30, 2006 and December 31, 2005, goodwill related to the Whistler acquisition totaled $3.3 million.
East West Resorts
On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resorts’ liabilities as of January 1, 2005 of $7.8 million. East West Resorts manages approximately 2,000 vacation rental units located in Colorado ski destinations and South Carolina beach destinations. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005. As of September 30, 2006 and December 31, 2005, goodwill related to the East West Resorts acquisition totaled $11.7 million.
ResortQuest International, Inc.
On November 20, 2003, pursuant to the Agreement and Plan of Merger dated as of August 4, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest International, Inc. in a tax-free, stock-for-stock merger. Under the terms of the agreement, ResortQuest stockholders received 0.275 shares of the Company’s common stock for each outstanding share of ResortQuest common stock, and the ResortQuest option holders received 0.275 options to purchase the Company’s common stock for each outstanding option to purchase one share of ResortQuest common stock. Based on the number of shares of ResortQuest common stock outstanding as of November 20, 2003 (19,339,502) and the exchange ratio (0.275 of the Company common share for each ResortQuest common share), the Company issued 5,318,363 shares of the Company’s common stock. In addition, based on the total number of ResortQuest options outstanding at November 20, 2003, the Company exchanged ResortQuest options for options to purchase 573,863 shares of the Company’s common stock. Based on the average market price of the Company’s common stock ($19.81), which was based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, this resulted in an aggregate purchase price of approximately $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the

Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest, and other related amounts due to the Company. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the collection of this note receivable resulted in the Company recording a gain of $5.4 million in other gains and losses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. In July 2006, the Company received $0.5 million in cash in full settlement of the secured administrative claim. The Company recorded a gain of $0.5 million in other gains and losses related to this receipt in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2006.
As of September 30, 2006 and December 31, 2005, goodwill related to the ResortQuest acquisition in continuing operations totaled $151.4 million and $155.6 million, respectively. During the nine months ended September 30, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.5 million. As further discussed in Note 5, the Company also recorded an impairment loss of $0.8 million related to ResortQuest goodwill during the third quarter of 2006.
As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the nine months ended September 30, 2006 (amounts in thousands):

Balance at	Charges and		Balance at
December 31, 2005	Adjustments	Payments	September 30, 2006
$242	$—	$242	$—
The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase prices of each acquisition was allocated to the net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of each of the acquisitions. The Company determined these fair values with the assistance of a third party valuation expert. The excesses of the purchase prices over the fair values of the net tangible and identifiable intangible assets were recorded as goodwill. Goodwill is not amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocations of the purchase prices are subject to adjustments for a period not to exceed one year from the consummation date (the allocation period of each acquisition) in accordance with SFAS No. 141 “Business Combinations” and EITF Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.

9. DEBT:
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
The purpose of the credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
The credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). The Company’s 2003 revolving credit facility has been paid in full and the related mortgages and liens have been released.

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
As of September 30, 2006, the Company was in compliance with all covenants. As of September 30, 2006, $90.0 million in borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $12.6 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.
10. SECURED FORWARD EXCHANGE CONTRACT:
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

The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock while providing for participation in increases in the combined fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $17.2 million and $26.9 million as of September 30, 2006 and December 31, 2005, respectively, and long-term assets of $0 and $10.5 million as of September 30, 2006 and December 31, 2005, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.8 million for the three months ended September 30, 2006 and 2005 and $20.1 million for the nine months ended September 30, 2006 and 2005. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock and CBS Stock. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of September 30, 2006.
The secured forward exchange contract matures in May 2007. Therefore, the Company has classified the debt, derivative liability, and net deferred tax liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of September 30, 2006.
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
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months and nine months ended September 30, 2006, the Company recorded net pretax (losses) gains in the Company’s condensed consolidated statements of operations of ($5.6) million and $13.7 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC. For the three months and nine months ended September 30, 2005, the Company recorded net pretax (losses) gains in the Company’s condensed consolidated statement of operations of ($10.8) million and $29.2 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC.
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of September 30, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.4) million. The Company has recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31, 2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.8) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
12. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2006 and 2005 was comprised of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Debt interest paid	$1,794	$818	$26,102	$21,271
Deferred financing costs paid	—	—	—	8,451
Capitalized interest	(1,794)	(668)	(6,794)	(1,764)

Cash interest paid, net of capitalized interest	$—	$150	$19,308	$27,958

Total capitalized interest for the three months ended September 30, 2006 was $3.0 million. Income taxes (paid) received were ($1.4) million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.
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

In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 18, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet and statement of cash flows.
13. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2006 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2005	Losses	Acquisitions	Adjustments	September 30, 2006
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	170,641	(761)	—	(3,472)	166,408
Corporate and Other	—	—	—	—	—

Total	$177,556	$(761)	$—	$(3,472)	$173,323

During the nine months ended September 30, 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $3.5 million. Also, as more fully discussed in Note 5, as a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business, the Company recorded an impairment loss of $0.8 million related to goodwill during the three months ended September 30, 2006.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $40.3 million at September 30, 2006 and December 31, 2005. The gross carrying amount of amortized intangible assets in continuing operations was $37.7 million and $37.8 million at September 30, 2006 and December 31, 2005, respectively. The related accumulated amortization of amortized intangible assets in continuing operations was $13.7 million and $10.1 million at September 30, 2006 and December 31, 2005, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2006 was $1.2 million and $3.6 million, respectively. The amortization expense related to intangible assets from continuing operations during the three months and nine months ended September 30, 2005 was $1.4 million and $4.0 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$4,796
Year 2	4,796
Year 3	4,796
Year 4	4,657
Year 5	2,489

Total	$21,534

14. STOCK PLANS:
At September 30, 2006, the Company has one stock-based employee compensation plan, which is described more fully below. Prior to January 1, 2006, the Company accounted for stock options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options granted under this plan for the three months and nine months ended September 30, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before benefit for income taxes and net income for the three months ended September 30, 2006, are $1.6 million and $1.0 million lower, respectively, and the Company’s income before provision for income taxes and net income for the nine months ended September 30, 2006, are $4.8 million and $2.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 lower, and basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.07 lower, than if the Company had continued to account for share-based compensation under APB Opinion 25.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.5 million excess tax benefit classified as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income (loss):
As reported	$6,311	$(11,617)	$14,309	$(20,885)
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	1,004	—	2,925	—
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,004)	(1,048)	(2,925)	(3,409)

Pro forma	$6,311	$(12,665)	$14,309	$(24,294)

Net income (loss) per share:
As reported	$0.16	$(0.29)	$0.35	$(0.52)

Pro forma	$0.16	$(0.31)	$0.35	$(0.61)

Net income (loss) per share assuming dilution:
As reported	$0.15	$(0.29)	$0.34	$(0.52)

Pro forma	$0.15	$(0.31)	$0.34	$(0.61)

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.7 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and $6.8 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of operations for all of the Company’s stock-based employee compensation plans was $1.1 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, and $2.6 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.
Stock Option and Restricted Stock Plan
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	30.7% - 30.8%	32.7% - 33.5%	25.1% - 30.8%	32.7% - 34.9%
Weighted-average expected volatility	30.8%	33.2%	25.5%	34.7%
Expected dividends	—	—	—	—
Expected term (in years)	4.5	4.7	4.1 - 4.5	4.7 - 5.3
Risk-free rate	4.8% - 5.0%	4.2% - 4.3%	4.3% - 5.0%	3.8% - 4.3%
A summary of stock option activity under the Company’s equity incentive plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	3,757,855	$28.17
Granted	585,640	43.42
Exercised	(422,958)	24.66
Forfeited	(89,853)	37.25
Cancelled	(8,924)	39.12

Outstanding at September 30, 2006	3,821,760	30.69	6.1	$50,368,867

Exercisable at September 30, 2006	2,543,037	26.87	5.0	$42,969,996

The weighted-average grant-date fair value of options granted during the nine months-ended September 30, 2006 and 2005 was $12.49 and $14.86, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $8.6 million and $5.9 million, respectively.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during the nine months ended September 30, 2006 and 2005 was $43.61 and $42.95, respectively. A summary of the status of the Company’s Restricted Stock Awards as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2006	74,035	$33.78
Granted	39,000	43.61
Vested	(16,300)	30.54
Forfeited	(2,835)	31.13

Nonvested shares at September 30, 2006	93,900	38.51

The grant date fair value of all Restricted Stock Awards that vested during the nine months ended September 30, 2006 was $0.5 million.
As of September 30, 2006, there was $14.5 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals.
The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during the nine months ended September 30, 2006 and 2005 was $44.24 and $45.39, respectively. A summary of the status of the Company’s PARSUP awards as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2006	583,500	$22.22
Granted	17,500	44.24
Vested	—	—
Forfeited	(80,000)	22.77

Nonvested awards at September 30, 2006	521,000	22.87

As of September 30, 2006, there was $3.9 million of total unrecognized compensation cost related to PARSUP awards granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.
     Cash received from option exercises under all stock-based employee compensation arrangements for the nine months ended September 30, 2006 and 2005 was $11.1 million and $8.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based employee compensation arrangements totaled $2.9 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 2,750 and 2,257 shares of common stock at an average price per share of $41.66 and $45.27 pursuant to this plan during the three months ended September 30, 2006 and 2005, respectively.
15. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$48	$109	$142	$327
Interest cost	1,215	1,201	3,645	3,603
Expected return on plan assets	(1,058)	(960)	(3,174)	(2,880)
Amortization of net actuarial loss	747	648	2,243	1,944
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$953	$999	$2,859	$2,997

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$48	$52	$143	$156
Interest cost	258	198	774	594
Amortization of net actuarial gain	—	(126)	—	(377)
Amortization of net prior service cost	(245)	(250)	(735)	(750)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$—	$(187)	$(1)	$(560)
			-
16. INCOME TAXES
The Company’s effective tax rate as applied to pre-tax income (loss) for the three months ended September 30, 2006 and 2005 was (119%) and 33%, respectively. The Company’s lower effective tax rate was due primarily to the impact of permanent differences relative to pre-tax income for each respective period coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.

The Company’s effective tax rate as applied to pre-tax income (loss) for the nine months ended September 30, 2006 and 2005 was 47% and 32%, respectively. The Company’s higher effective tax rate was due primarily to the impact of permanent differences relative to pre-tax income for each respective period coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.
17. NEWLY ISSUED ACCOUNTING STANDARDS:
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, the Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is assessing the impact the adoption of FIN 48 will have on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company is assessing the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the Company for fiscal years ending after December 15, 2008. The Company is assessing the impact the adoption of SFAS No. 158 will have on its consolidated financial position.

18. COMMITMENTS AND CONTINGENCIES:
On February 22, 2005, the Company concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the first payment due on the first anniversary of the resumption of NHL Hockey in Nashville, Tennessee, which occurred on October 5, 2005. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note (October 5, 2007), then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.
In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (“NHL”). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans as described in Note 6, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $13.6 million, which represents 19.9% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of September 30, 2006. As of September 30, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 6, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of September 30, 2006. As of September 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. As of September 30, 2006, the notional amount of the Company’s letter of credit had decreased to $1.2 million as a result of expenditures made by RHAC, LLC on the capital upgrades. The Company estimates that the maximum potential amount for which the Company could be liable under this obligation is $1.2 million as of September 30, 2006. As of September 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this obligation.
Certain of the ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 6 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management. Assuming that the properties under these management agreements break even, the Company estimates that the maximum potential amount of future payments which the Company could be required to make under these guarantees is approximately $26.1 million as of September 30, 2006. As of September 30, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (Washington D.C. area) for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center (the “Gaylord National”). Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of September 30, 2006, the Company had committed to pay $370.9 million under those agreements for construction services and supplies ($189.2 million of which was outstanding). Construction costs to date for this project have exceeded the Company’s initial estimates. The Company currently estimates the total cost of the project, including the cost increases and the costs of the 500-room expansion, to be in the range of $790 million to $840 million (excluding capitalized interest, preopening costs and government incentives in connection with the Gaylord National hotel project), of which the Company has spent approximately $182 million (including capitalized interest but excluding preopening costs) as of September 30, 2006.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Hospitality	$142,250	$122,623	$464,903	$412,802
Opry and Attractions	21,461	19,727	58,045	51,272
ResortQuest	68,149	65,464	185,482	181,407
Corporate and Other	47	137	204	412

Total	$231,907	$207,951	$708,634	$645,893

Depreciation and amortization:
Hospitality	$16,115	$15,861	$48,281	$47,040
Opry and Attractions	1,404	1,375	4,255	3,927
ResortQuest	2,894	2,677	8,379	8,009
Corporate and Other	1,273	986	3,372	3,047

Total	$21,686	$20,899	$64,287	$62,023

Operating income:
Hospitality	$12,095	$4,123	$72,718	$50,060
Opry and Attractions	2,965	1,577	3,150	1,574
ResortQuest	8,964	4,850	9,480	5,803
Corporate and Other	(13,627)	(9,027)	(38,538)	(28,938)
Preopening costs	(2,432)	(1,213)	(4,997)	(3,329)
Impairment and other charges	(832)	—	(832)	—

Total operating income	7,133	310	40,981	25,170
Interest expense, net of amounts capitalized	(17,761)	(18,474)	(53,613)	(54,449)
Interest income	853	662	2,295	1,820
Unrealized gain (loss) on Viacom stock and CBS stock	13,453	10,828	820	(37,070)
Unrealized (loss) gain on derivatives	(5,601)	(10,753)	13,730	29,233
Income from unconsolidated companies	2,571	2,098	8,374	1,980
Other gains and (losses), net	1,972	1,102	8,698	6,022

Income (loss) before provision (benefit) for income taxes	$2,620	$(14,227)	$21,285	$(27,294)

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
Prior to January 1, 2006, Gaylord Entertainment Company (the “Issuer”) charged Gaylord Opryland, Gaylord Palms and Gaylord Texan a management fee equal to 3% of revenues. This management fee, which totaled $3.6 million and $12.0 million during the three months and nine months ended September 30, 2005, was recorded as revenues by the Issuer and operating costs by the Guarantors in the condensed consolidating financial information presented below. Effective January 1, 2006, this management fee is no longer charged.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$18,121	$222,711	$—	$(8,925)	$231,907
Operating expenses:
Operating costs	6,322	146,251	—	—	152,573
Selling, general and administrative	12,348	34,903	—	—	47,251
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	2,432	—	—	2,432
Impairment and other charges	—	832	—	—	832
Depreciation	1,512	17,334	—	—	18,846
Amortization	456	2,384	—	—	2,840

Operating (loss) income	(2,517)	9,650	—	—	7,133
Interest expense, net of amounts capitalized	(21,209)	(16,751)	(1,558)	21,757	(17,761)
Interest income	18,567	1,904	2,139	(21,757)	853
Unrealized gain on Viacom stock and CBS stock	13,453	—	—	—	13,453
Unrealized loss on derivatives	(5,601)	—	—	—	(5,601)
(Loss) income from unconsolidated companies	—	(1,068)	3,639	—	2,571
Other gains and (losses), net	1,151	821	—	—	1,972

Income (loss) before provision (benefit) for income taxes	3,844	(5,444)	4,220	—	2,620
Provision (benefit) for income taxes	3,255	(6,562)	180	—	(3,127)
Equity in subsidiaries’ (earnings) losses, net	(5,722)	—	—	5,722	—

Income (loss) from continuing operations	6,311	1,118	4,040	(5,722)	5,747
Income (loss) from discontinued operations, net of taxes	—	568	(4)	—	564

Net income (loss)	$6,311	$1,686	$4,036	$(5,722)	$6,311

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$21,456	$199,332	$—	$(12,837)	$207,951
Operating expenses:
Operating costs	5,915	139,660	—	(3,582)	141,993
Selling, general and administrative	8,926	34,610	—	—	43,536
Management fees	—	9,255	—	(9,255)	—
Preopening costs	—	1,213	—	—	1,213
Depreciation	1,344	16,944	—	—	18,288
Amortization	347	2,264	—	—	2,611

Operating income (loss)	4,924	(4,614)	—	—	310
Interest expense, net of amounts capitalized	(19,614)	(14,138)	(1,333)	16,611	(18,474)
Interest income	14,678	779	1,816	(16,611)	662
Unrealized gain on Viacom stock	10,828	—	—	—	10,828
Unrealized loss on derivatives	(10,753)	—	—	—	(10,753)
Income from unconsolidated companies	—	124	1,974	—	2,098
Other gains and (losses), net	743	359	—	—	1,102

Income (loss) before (benefit) provision for income taxes	806	(17,490)	2,457	—	(14,227)
(Benefit) provision for income taxes	(145)	(5,567)	959	—	(4,753)
Equity in subsidiaries’ (earnings) losses, net	12,568	—	—	(12,568)	—

(Loss) income from continuing operations	(11,617)	(11,923)	1,498	12,568	(9,474)
(Loss) income from discontinued operations, net	—	(2,230)	87	—	(2,143)

Net (loss) income	$(11,617)	$(14,153)	$1,585	$12,568	$(11,617)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$51,551	$683,989	$—	$(26,906)	$708,634
Operating expenses:
Operating costs	18,569	437,465	—	(32)	456,002
Selling, general and administrative	35,475	106,159	—	(99)	141,535
Management fees	—	26,775	—	(26,775)	—
Preopening costs	—	4,997	—	—	4,997
Impairment and other charges	—	832	—	—	832
Depreciation	4,284	51,784	—	—	56,068
Amortization	1,208	7,011	—	—	8,219

Operating (loss) income	(7,985)	48,966	—	—	40,981
Interest expense, net of amounts capitalized	(61,899)	(46,569)	(4,324)	59,179	(53,613)
Interest income	50,815	4,766	5,893	(59,179)	2,295
Unrealized gain on Viacom stock	820	—	—	—	820
Unrealized gain on derivatives	13,730	—	—	—	13,730
(Loss) income from unconsolidated companies	—	(1,070)	9,444	—	8,374
Other gains and (losses), net	2,752	5,946	—	—	8,698

(Loss) income before (benefit) provision for income taxes	(1,767)	12,039	11,013	—	21,285
(Benefit) provision for income taxes	(329)	5,435	4,831	—	9,937
Equity in subsidiaries’ (earnings) losses, net	(15,747)	—	—	15,747	—

Income (loss) from continuing operations	14,309	6,604	6,182	(15,747)	11,348
Income (loss) from discontinued operations, net	—	2,969	(8)	—	2,961

Net income (loss)	$14,309	$9,573	$6,174	$(15,747)	$14,309

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Revenues	$58,352	$622,492	$—	$(34,951)	$645,893
Operating expenses:
Operating costs	16,899	416,016	—	(12,061)	420,854
Selling, general and administrative	27,971	106,546	—	—	134,517
Management fees	—	22,890	—	(22,890)	—
Preopening costs	—	3,329	—	—	3,329
Depreciation	4,089	49,933	—	—	54,022
Amortization	1,039	6,962	—	—	8,001

Operating income	8,354	16,816	—	—	25,170
Interest expense, net of amounts capitalized	(57,323)	(43,444)	(4,064)	50,382	(54,449)
Interest income	45,066	1,615	5,521	(50,382)	1,820
Unrealized loss on Viacom stock	(37,070)	—	—	—	(37,070)
Unrealized gain on derivatives	29,233	—	—	—	29,233
Income from unconsolidated companies	—	231	1,749	—	1,980
Other gains and (losses), net	4,400	1,622	—	—	6,022

(Loss) income before (benefit) provision for income taxes	(7,340)	(23,160)	3,206	—	(27,294)
(Benefit) provision for income taxes	(3,867)	(6,183)	1,310	—	(8,740)
Equity in subsidiaries’ (earnings) losses, net	17,412	—	—	(17,412)	—

(Loss) income from continuing operations	(20,885)	(16,977)	1,896	17,412	(18,554)
(Loss) income from discontinued operations, net	—	(2,418)	87	—	(2,331)

Net (loss) income	$(20,885)	$(19,395)	$1,983	$17,412	$(20,885)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$33,221	$7,698	$—	$—	$40,919
Cash and cash equivalents — restricted	1,222	11,597	—	—	12,819
Short term investments	357,396	—	—	—	357,396
Trade receivables, net	616	50,645	—	—	51,261
Estimated fair value of derivative assets	236,749	—	—	—	236,749
Deferred financing costs	17,238	—	—	—	17,238
Other current assets	6,000	28,818	—	(126)	34,692
Intercompany receivables, net	1,158,131	—	46,054	(1,204,185)	—
Current assets of discontinued operations	—	9	—	—	9

Total current assets	1,810,573	98,767	46,054	(1,204,311)	751,083

Property and equipment, net of accumulated depreciation	89,436	1,461,170	—	—	1,550,606
Intangible assets, net of accumulated amortization	—	24,048	—	—	24,048
Goodwill	—	173,323	—	—	173,323
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	455,720	22,744	76,713	(472,467)	82,710
Long-term deferred financing costs	16,359	—	—	—	16,359
Other long-term assets	5,620	14,741	—	—	20,361
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,379,188	$1,833,628	$122,767	$(1,676,778)	$2,658,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,379	$868	$—	$—	$2,247
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	46,974	174,096	—	(291)	220,779
Deferred income taxes	127,941	(45,919)	3,064	—	85,086
Intercompany payables, net	—	1,332,657	(128,472)	(1,204,185)	—
Current liabilities of discontinued operations	—	45	539	—	584

Total current liabilities	789,348	1,461,747	(124,869)	(1,204,476)	921,750
Long-term debt and capital lease obligations, net of current portion	666,126	3,297	—	—	669,423
Deferred income taxes	(19,321)	106,399	2,600	—	89,678
Estimated fair value of derivative liabilities	2,443	—	—	—	2,443
Other long-term liabilities	56,643	34,591	—	165	91,399
Long-term liabilities of discontinued operations	—	281	(2)	—	279
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	407	3,337	2	(3,339)	407
Additional paid-in capital	690,200	517,184	53,846	(571,030)	690,200
Retained earnings	212,629	(293,092)	191,190	101,902	212,629
Other stockholders’ equity	(19,287)	(116)	—	—	(19,403)

Total stockholders’ equity	883,949	227,313	245,038	(472,467)	883,833

Total liabilities and stockholders’ equity	$2,379,188	$1,833,628	$122,767	$(1,676,778)	$2,658,805

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(81,086)	$159,305	$—	$—	$78,219
Net cash used in discontinued operating activities	—	(3,526)	—	—	(3,526)

Net cash (used in) provided by operating activities	(81,086)	155,779	—	—	74,693

Purchases of property and equipment	(7,308)	(165,600)	—	—	(172,908)
Investment in unconsolidated companies	—	(6,364)	—	—	(6,364)
Returns of investment in unconsolidated companies	—	1,592	—	—	1,592
Proceeds from sale of assets	—	760	—	—	760
Other investing activities	(2,353)	(6,351)	—	—	(8,704)

Net cash used in investing activities — continuing operations	(9,661)	(175,963)	—	—	(185,624)
Net cash provided by investing activities — discontinued operations	—	541	—	—	541

Net cash used in investing activities	(9,661)	(175,422)	—	—	(185,083)

Repayment of long term debt	(1,000)	—	—	—	(1,000)
Borrowings under credit facility	70,000	—	—	—	70,000
(Increase) decrease in restricted cash and cash equivalents	(21)	6,890	—	—	6,869
Proceeds from exercise of stock option and purchase plans	11,087	—	—	—	11,087
Excess tax benefit from stock-based compensation	2,474	—	—	—	2,474
Other financing activities, net	(329)	(782)	—	—	(1,111)

Net cash provided by financing activities — continuing operations	82,211	6,108	—	—	88,319
Net cash provided by financing activities — discontinued operations	—	4,271	—	—	4,271

Net cash provided by financing activities	82,211	10,379	—	—	92,590

Net change in cash and cash equivalents	(8,536)	(9,264)	—	—	(17,800)
Cash and cash equivalents at beginning of year	41,757	16,962	—	—	58,719

Cash and cash equivalents at end of year	$33,221	$7,698	$—	$—	$40,919

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(43,851)	$99,169	$382	$—	$55,700
Net cash provided by (used in) discontinued operating activities	—	2,182	(382)	—	1,800

Net cash (used in) provided by operating activities	(43,851)	101,351	—	—	57,500

Purchases of property and equipment	(3,281)	(83,999)	—	—	(87,280)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Investment in unconsolidated companies	—	(4,747)	—	—	(4,747)
Proceeds from sale of assets	5,967	4,419	—	—	10,386
Purchases of short term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short term investments	37,000	—	—	—	37,000
Other investing activities	(292)	(807)	—	—	(1,099)

Net cash provided by (used in) investing activities — continuing operations	24,394	(105,357)	—	—	(80,963)
Net cash used in investing activities — discontinued operations	—	(211)	—	—	(211)

Net cash provided by (used in) investing activities	24,394	(105,568)	—	—	(81,174)

Deferred financing costs paid	(8,451)	—	—	—	(8,451)
Decrease in restricted cash and cash equivalents	881	13,238	—	—	14,119
Proceeds from exercise of stock option and purchase plans	8,195	—	—	—	8,195
Other financing activities, net	(238)	(271)	—	—	(509)

Net cash provided by financing activities — continuing operations	387	12,967	—	—	13,354
Net cash used in financing activities — discontinued operations	—	(4,905)	—	—	(4,905)

Net cash provided by financing activities	387	8,062	—	—	8,449

Net change in cash and cash equivalents	(19,070)	3,845	—	—	(15,225)
Cash and cash equivalents at beginning of year	39,711	3,296	—	—	43,007

Cash and cash equivalents at end of year	$20,641	$7,141	$—	$—	$27,782

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into four principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and nine months ended September 30, 2006 and 2005, our total revenues were divided among these business segments as follows:

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
Segment	2006	2005	2006	2005
Hospitality	61.3%	59.0%	65.6%	63.9%
ResortQuest	29.4%	31.5%	26.2%	28.1%
Opry and Attractions	9.3%	9.5%	8.2%	7.9%
Corporate and Other	—	—	—	0.1%
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

Overall Outlook
We have invested heavily in our operations in the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004, the ResortQuest acquisition, completed on November 20, 2003, and the beginning of construction of our Gaylord National hotel project in 2005 and 2006, which is described in more detail below. Our investments in 2006 will consist primarily of ongoing capital improvements for our existing properties and the construction of the Gaylord National.
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
Prince George’s County, Maryland has approved three bond issues related to the development of our hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to us. In addition, on July 18, 2006 Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to us upon completion of the entire project. We will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development.
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. The original agreement and amendments one through seven are filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005, and amendment eight was filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 5, 2006. On October 27, 2006, we entered into amendment ten to the agreement to provide for a guaranteed maximum price to date of $389.1 million, and this amendment is filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 31, 2006. As of September 30, 2006, we had committed to pay $370.9 million under this agreement and the other agreements for construction services and supplies ($189.2 million of which was outstanding). Construction costs to date have exceeded our initial estimates from 2004. We currently estimate the total cost of the project to be in the range of $790 million to $840 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $57 million in capitalized interest, approximately $41 million in pre-opening costs and the governmental economic incentives. The current Gaylord National budget estimate includes approximately $33 million of contingency, which if not spent would be saved entirely by the Company. As of September 30, 2006, we have spent approximately $182 million (including capitalized interest but excluding pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, as well as the sale of certain non-core assets or additional debt financing, to fund the development and construction costs and to pay related fees and expenses.

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
Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and nine month periods ended September 30, 2006 and 2005. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	(Unaudited)				(Unaudited)
	Three Months ended September 30,				Nine Months ended September 30,
	2006	%	2005	%	2006	%	2005	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$142,250	61.3%	$122,623	59.0%	$464,903	65.6%	$412,802	63.9%
Opry and Attractions	21,461	9.3%	19,727	9.5%	58,045	8.2%	51,272	7.9%
ResortQuest	68,149	29.4%	65,464	31.5%	185,482	26.2%	181,407	28.1%
Corporate and Other	47	0.0%	137	0.0%	204	0.0%	412	0.1%

Total revenues	231,907	100.0%	207,951	100.0%	708,634	100.0%	645,893	100.0%

OPERATING EXPENSES:
Operating costs	152,573	65.8%	141,993	68.3%	456,002	64.3%	420,854	65.2%
Selling, general and administrative	47,251	20.4%	43,536	20.9%	141,535	20.0%	134,517	20.8%
Preopening costs	2,432	1.0%	1,213	0.6%	4,997	0.7%	3,329	0.5%
Impairment and other charges	832	0.4%	—	0.0%	832	0.1%	—	0.0%
Depreciation and amortization:
Hospitality	16,115	6.9%	15,861	7.6%	48,281	6.8%	47,040	7.3%
Opry and Attractions	1,404	0.6%	1,375	0.7%	4,255	0.6%	3,927	0.6%
ResortQuest	2,894	1.2%	2,677	1.3%	8,379	1.2%	8,009	1.2%
Corporate and Other	1,273	0.5%	986	0.5%	3,372	0.5%	3,047	0.5%

Total depreciation and amortization	21,686	9.4%	20,899	10.0%	64,287	9.1%	62,023	9.6%

Total operating expenses	224,774	96.9%	207,641	99.9%	667,653	94.2%	620,723	96.1%

OPERATING INCOME (LOSS):
Hospitality	12,095	8.5%	4,123	3.4%	72,718	15.6%	50,060	12.1%
Opry and Attractions	2,965	13.8%	1,577	8.0%	3,150	5.4%	1,574	3.1%
ResortQuest	8,964	13.2%	4,850	7.4%	9,480	5.1%	5,803	3.2%
Corporate and Other	(13,627)	(A)	(9,027)	(A)	(38,538)	(A)	(28,938)	(A)
Preopening costs	(2,432)	(B)	(1,213)	(B)	(4,997)	(B)	(3,329)	(B)
Impairment and other charges	(832)	(B)	—	(B)	(832)	(B)	—	(B)

Total operating income	7,133	3.1%	310	0.1%	40,981	5.8%	25,170	3.9%
Interest expense, net of amounts capitalized	(17,761)	(C)	(18,474)	(C)	(53,613)	(C)	(54,449)	(C)
Interest income	853	(C)	662	(C)	2,295	(C)	1,820	(C)
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	7,852	(C)	75	(C)	14,550	(C)	(7,837)	(C)
Income from unconsolidated companies	2,571	(C)	2,098	(C)	8,374	(C)	1,980	(C)
Other gains and (losses), net	1,972	(C)	1,102	(C)	8,698	(C)	6,022	(C)
Benefit (provision) for income taxes	3,127	(C)	4,753	(C)	(9,937)	(C)	8,740	(C)
Gain (loss) on discontinued operations, net	564	(C)	(2,143)	(C)	2,961	(C)	(2,331)	(C)

Net income (loss)	$6,311	(C)	$(11,617)	(C)	$14,309	(C)	$(20,885)	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except per share data)
Total revenues	$231,907	$207,951	11.5%	$708,634	$645,893	9.7%
Total operating expenses	$224,774	$207,641	8.3%	$667,653	$620,723	7.6%
Operating income	$7,133	$310	2201.0%	$40,981	$25,170	62.8%
Net income (loss)	$6,311	$(11,617)	154.3%	$14,309	$(20,885)	168.5%

Net income (loss) per share — fully diluted	$0.15	$(0.29)	151.7%	$0.34	$(0.52)	165.4%
Total Revenues
The increase in our total revenues for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, is primarily attributable to the increase in our Hospitality segment revenues (an increase of $19.7 million for the three months, and an increase of $52.1 million for the nine months, ended September 30, 2006, as compared to the same periods in 2005), described more fully below, as well as increases in our ResortQuest and our Opry and Attractions segments, each described more fully below. ResortQuest revenues for the applicable periods in 2006 were positively impacted by our receipt of proceeds from our business interruption claims related to Hurricanes Ivan, Dennis, and Charley, described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, is primarily due to increased Hospitality segment operating expenses (excluding preopening costs, an increase in total Hospitality operating expenses of $11.7 million for the three months, and an increase in total Hospitality operating expenses of $29.5 million for the nine months, ended September 30, 2006, as compared to the same periods in 2005), and Corporate and Other segment operating expenses (an increase of $4.5 million for the three months, and an increase of $9.4 million for the nine months, ended September 30, 2006, as compared to the same periods in 2005) described more fully below. In addition, as more fully described below, ResortQuest’s operating expenses for the applicable periods in 2006, as compared to 2005, were impacted by ResortQuest’s exit from certain markets.
Operating Income
The increase in our operating income for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, is due to the improvement in our Hospitality, ResortQuest, and Opry and Attractions segments’ operating income for the periods, more fully described below. The increase in our Corporate and Other segment operating expenses served to partially offset this improvement.

Net Income (Loss)
Three Months Ended September 30, 2006. Our net income for the three months ended September 30, 2006 (as compared to our net loss for the same period in 2005) was impacted by our improved operating income, described above, as well as the following:
•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $7.9 million for 2006, as compared to an unrealized gain on Viacom stock and CBS stock and derivatives, net of $0.1 million in 2005, described more fully below, which increased our net income.

•	A $0.6 million gain on discontinued operations, net for 2006, as compared to a $2.1 million loss on discontinued operations, net for 2005, primarily relating to the disposal of certain ResortQuest markets in 2005 and 2006 that were considered to be inconsistent with our long-term growth strategy, which increased our net income.

•	A benefit for income taxes of $3.1 million for the three months ended September 30, 2006, as compared to a benefit for income taxes of $4.8 million for the same period in 2005, described more fully below, which reduced our net income.
     Nine Months Ended September 30, 2006. Our net income for the nine months ended September 30, 2006 (as compared to our net loss for same period in 2005) was impacted by the increase in our operating income for the period, described above, as well as the following:
•	An unrealized gain on Viacom stock and CBS stock and derivatives, net of $14.6 million for 2006, as compared to an unrealized loss on Viacom stock and CBS stock and derivatives, net of $7.8 million in 2005, described more fully below, which increased our net income.

•	Income from unconsolidated companies of $8.4 million for 2006, as compared to income from unconsolidated companies of $2.0 million for 2005, relating to minority investments in Bass Pro and two Hawaii hotels described more fully below, which increased our net income.

•	A gain on discontinued operations, net of $3.0 million for 2006, as compared to a loss from discontinued operations, net of $2.3 million for 2005, described more fully below, which increased our net income.

•	A provision for income taxes of $9.9 million for 2006, as compared to a benefit for income taxes of $8.7 million for 2005, described more fully below, which decreased our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment revenues for the three and nine months ended September 30, 2006 resulting primarily from improved system-wide occupancy rates for these periods.

•	Increased levels of food and beverage, banquet and catering services at our hotels for the three and nine months ended September 30, 2006, which positively impacted Total RevPAR at our hotels during the first, second, and third quarters of 2006.

Recently Adopted Accounting Standards
Prior to January 1, 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options for the three months and nine months ended September 30, 2005, as all options granted by us had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months and nine months ended September 30, 2006 are $1.0 million and $2.9 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Our diluted earnings per share for the three months and nine months ended September 30, 2006 are $0.02 and $0.07 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. As of September 30, 2006, there was $18.3 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted by us. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)

Hospitality revenue(1)	$142,250	$122,623	16.0%	$464,903	$412,802	12.6%
Hospitality operating expenses:
Operating costs	90,600	79,995	13.3%	274,598	247,475	11.0%
Selling, general and administrative	23,440	22,644	3.5%	69,306	68,227	1.6%
Depreciation and amortization	16,115	15,861	1.6%	48,281	47,040	2.6%

Total Hospitality operating expenses	130,155	118,500	9.8%	392,185	362,742	8.1%

Hospitality operating income(2)	$12,095	$4,123	193.4%	$72,718	$50,060	45.3%

Hospitality performance metrics:
Occupancy(6)	77.1%	69.3%	11.3%	78.3%	73.7%	6.2%
ADR	$143.88	$143.69	0.1%	$152.76	$147.65	3.5%
RevPAR(3)(6)	$110.99	$99.59	11.4%	$119.55	$108.75	9.9%
Total RevPAR(4)(6)	$257.62	$224.95	14.5%	$280.89	$251.51	11.7%
Net Definite Room Nights Booked (5)	301,000	488,000	-38.3%	1,007,000	1,063,000	-5.3%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked includes 81,000 and 135,000 room nights for the three months ended September 30, 2006 and 2005, respectively, and includes 180,000 and 250,000 room nights for the nine months ended September 30, 2006 and 2005, respectively, related to the Gaylord National, which we expect to open in 2008.

(6)	Excludes 8,941 and 16,001 room nights that were taken out of service during the three months ended September 30, 2006 and 2005, respectively, and 9,866 and 23,941 room nights that were taken out of service during the nine months ended September 30, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in total Hospitality segment revenue in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is primarily due to improved system-wide occupancy for the period, which positively impacted Hospitality segment RevPAR, and improved food and beverage and other outside the room revenues, which positively impacted Total RevPAR for the periods. Performance at the Gaylord Opryland and Gaylord Palms, described more fully below, were the primary drivers of this improvement. Hospitality performance metrics were impacted by the removal of room nights from inventory at Gaylord Opryland in connection with that hotel’s rooms renovation project, described in footnote (6) above.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is primarily attributable to increased system-wide operating costs, described more fully below.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due primarily to the increased labor and other variable costs associated with the higher system-wide occupancy levels described above, as well as the additional cost of sales associated with increased food and beverage and other ancillary revenues. Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, remained relatively stable in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, although individual variances at each hotel are described below. Total Hospitality depreciation and amortization expense also remained relatively stable in the three and nine months ended September 30, 2006, as compared to the same periods in 2005.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2006 and 2005.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$65,108	$53,028	22.8%	$197,740	$162,198	21.9%
Operating expense data:
Operating costs	$40,684	$34,716	17.2%	$120,013	$101,402	18.4%
Selling, general and administrative	$9,152	$9,318	-1.8%	$27,252	$26,079	4.5%
Hospitality performance metrics:
Occupancy(1)	82.1%	71.9%	14.2%	79.5%	73.8%	7.7%
ADR	$139.48	$140.18	-0.5%	$141.90	$135.36	4.8%
RevPAR(1)	$114.53	$100.85	13.6%	$112.84	$99.87	13.0%
Total RevPAR(1)	$254.40	$213.08	19.4%	$254.79	$212.80	19.7%

(1)	Excludes 8,941 and 16,001 room nights that were taken out of service during the three months ended September 30, 2006 and 2005, respectively, and 9,866 and 23,941 room nights that were taken out of service during the nine months ended September 30, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended September 30, 2006, as compared to the same period in 2005, is primarily due to increased occupancy rates at the hotel. The increase in occupancy rates was due to larger meetings and convention business during the period. In addition, increased levels of food and beverage and other ancillary revenue at the hotel, resulting from the increased occupancy levels and increased banquet opportunities, supplemented the impact of the increased RevPAR upon the hotel’s Total RevPAR during the period. The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the nine months ended September 30, 2006, as compared to the same period in 2005, were all due to the increased occupancy rates, higher nightly room rates and additional food and beverage and other ancillary revenue at the hotel associated with higher levels of large group meetings and conventions during the period. Gaylord Opryland performance metrics were impacted by the removal of room nights from inventory in connection with the rooms renovation project described in footnote (1) above.
The increase in operating costs at Gaylord Opryland in the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005, was due to the increased labor and other variable costs associated with the higher occupancy levels described above, as well as the additional cost of sales associated with increased food and beverage and other ancillary revenues. Selling, general and administrative expenses at Gaylord Opryland in the three months ended September 30, 2006 were stable compared to the same period in 2005. Selling, general and administrative expenses at Gaylord Opryland in the nine months ended September 30, 2006 increased from the same period in 2005 due to additional compensation expense and increased sales and marketing costs.

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$37,483	$31,155	20.3%	$133,376	$125,790	6.0%
Operating expense data:
Operating costs	$24,215	$20,524	18.0%	$74,198	$69,040	7.5%
Selling, general and administrative	$7,536	$7,697	-2.1%	$23,511	$24,834	-5.3%
Hospitality performance metrics:
Occupancy	72.6%	61.0%	19.0%	80.4%	75.8%	6.1%
ADR	$154.15	$157.10	-1.9%	$175.15	$170.45	2.8%
RevPAR	$111.86	$95.79	16.8%	$140.87	$129.26	9.0%
Total RevPAR	$289.77	$240.85	20.3%	$347.48	$327.72	6.0%
The increase in Gaylord Palms revenue and RevPAR in the three months ended September 30, 2006, as compared to the same period in 2005, is primarily due to increased occupancy levels at the hotel during the period, driven primarily by increased group meeting and convention business. This increased occupancy also led to increased food and beverage and other outside the room revenues, which supplemented the impact of the increased occupancy levels upon the hotel’s Total RevPAR for the period. The increase in occupancy at Gaylord Palms for the nine months ended September 30, 2006 combined with a slight increase in the nightly room rate paid by guests for the period, resulted in an increase in RevPAR for such period, as compared to 2005. Food and beverage and other ancillary service revenue also continued to positively impact Total RevPAR at the hotel for the nine months ended September 30, 2006, as compared to the same period in 2005.
Operating costs for the three and nine months ended September 30, 2006, increased from the same periods in 2005, due to the increased labor and other variable costs associated with the higher occupancy levels described above, as well as the additional cost of sales associated with increased food and beverage and other ancillary revenues. Gaylord Palms’ selling, general and administrative costs for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, decreased due to lower administrative costs in 2006.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$37,532	$36,413	3.1%	$127,301	$118,860	7.1%
Operating expense data:
Operating costs	$24,494	$23,719	3.3%	$76,874	$73,988	3.9%
Selling, general and administrative	$6,317	$5,179	22.0%	$17,238	$15,874	8.6%
Hospitality performance metrics:
Occupancy	73.5%	72.1%	1.9%	75.0%	72.4%	3.6%
ADR	$154.12	$150.58	2.4%	$164.31	$160.02	2.7%
RevPAR	$113.35	$108.51	4.5%	$123.17	$115.83	6.3%
Total RevPAR	$269.99	$261.94	3.1%	$308.61	$288.14	7.1%
The increase in Gaylord Texan revenue and RevPAR in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is due to increased occupancy at the hotel, as additional conventions and large group meetings held events at the hotel. Improved food and beverage and other ancillary revenues, attributable to both a larger number of conventions and large group meetings, as well as increased purchases of banquets and other food and beverage events by such groups, contributed to the increase in Total RevPAR for the three and nine months ended September 30, 2006, as compared to the same periods in 2005.
Operating costs for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, increased due to the increased labor and other variable costs associated with the higher occupancy levels described above, the additional cost of sales from increased food and beverage and other ancillary revenues, increased property tax expense and increased costs relating to the hotel’s summer promotional activities. Selling, general and administrative expense for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, increased due to increases in compensation expense as certain management positions which were vacant during portions of 2005 were filled in 2006.

ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$68,149	$65,464	4.1%	$185,482	$181,407	2.2%
Operating expense data:
Operating costs	47,021	48,053	-2.1%	137,575	135,714	1.4%
Selling, general and administrative	9,270	9,884	-6.2%	30,048	31,881	-5.7%
Depreciation and amortization	2,894	2,677	8.1%	8,379	8,009	4.6%

Operating income (1)	$8,964	$4,850	84.8%	$9,480	$5,803	63.4%

Hospitality performance metrics:
Occupancy	57.0%	57.8%	-1.4%	55.0%	56.9%	-3.3%
ADR	$194.70	$187.63	3.8%	$175.23	$163.78	7.0%
RevPAR(2)	$111.07	$108.51	2.4%	$96.35	$93.12	3.5%
Total Units Under Management	14,925	16,900	-11.7%	14,925	16,900	-11.7%

(1)	ResortQuest operating income for the three months and nine months ended September 30, 2006 excludes the effects of an impairment charge of $0.8 million recorded during the third quarter of 2006. See the discussion of impairment and other charges set forth below.

(2)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. The increase in ResortQuest revenue in the three and nine months ended September 30, 2006, as compared to 2005, is due primarily to the net recovery, in the third quarter of 2006, of $4.9 million from our business interruption claim relating to Hurricanes Ivan, Dennis, and Charley. Additionally, ResortQuest’s exit from certain markets in the third quarter of 2005 and second quarter of 2006 served to reduce revenues as a result of fewer units in inventory and fewer available and occupied room nights.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of

ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, decreased in the three months ended September 30, 2006 and increased only slightly in the nine months ended September 30, 2006, as compared to the same periods in 2005, due to the reduction of units in inventory described above and the related decrease in labor and other costs associated with servicing such units. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, decreased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due to the non-recurring expenses related to our 2005 rebranding efforts incurred in 2005, as well as due to lower administrative employment costs in 2006.
Opry and Attractions Segment
Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Total revenues	$21,461	$19,727	8.8%	$58,045	$51,272	13.2%
Operating expense data:
Operating costs	12,666	12,093	4.7%	37,006	32,590	13.6%
Selling, general and administrative	4,426	4,682	-5.5%	13,634	13,181	3.4%
Depreciation and amortization	1,404	1,375	2.1%	4,255	3,927	8.4%

Operating income	$2,965	$1,577	88.0%	$3,150	$1,574	100.1%

The increase in revenues in the Opry and Attractions segment for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is primarily due to increased revenues at the Grand Ole Opry caused by an increase in attendance and increased sales of Grand Ole Opry-related merchandise, as well as increased revenues from our Ryman Auditorium concert series and Corporate Magic event planning business.
The increase in Opry and Attractions operating costs in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, was due primarily to additional labor and other variable costs, including cost of sales, related to the increased revenues described above. The decrease in Opry and Attractions selling, general and administrative expenses in the three months ended September 30, 2006, as compared to the same period in 2005, was due primarily to a property tax adjustment. Opry and Attractions selling, general and administrative expenses in the nine months ended September 30, 2006, as compared to the same period in 2005, remained relatively stable, as the decreased expense for the prior three months served to partially offset the increase in expense for the first six months of 2006.

Corporate and Other Segment
Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Total revenues	$47	$137	-65.7%	$204	$412	-50.5%
Operating expense data:
Operating costs	2,286	1,852	23.4%	6,823	5,075	34.4%
Selling, general and administrative	10,115	6,326	59.9%	28,547	21,228	34.5%
Depreciation and amortization	1,273	986	29.1%	3,372	3,047	10.7%

Operating loss	$(13,627)	$(9,027)	-51.0%	$(38,538)	$(28,938)	-33.2%

Corporate and Other group revenue for the three months and nine months ended September 30, 2006, which consists of rental income and corporate sponsorships, decreased from the same periods in 2005 due to a decline in the amount of such revenue.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to an increase in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due primarily to stock option expense that was recorded in the three and nine months ended September 30, 2006 that was not recorded in the three and nine months ended September 30, 2005 as a result of our adoption of Statement 123(R), Share-Based Payment, effective January 1, 2006, as well as increases in other employment-related expenses. Corporate and Other selling, general and administrative expenses during the nine months ended September 30, 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to a newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, for the three and nine months ended September 30, 2006 increased from the same periods in 2005 due to an increase in information technology equipment and capitalized electronic data processing software costs placed in service.
Operating Results – Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $1.2 million to $2.4 million in the three months ended September 30, 2006 and increased by $1.7 million to $5.0 million in the nine months ended September 30, 2006. Preopening costs for the three months and nine months ended September 30, 2006 were comprised of $1.8 million and $4.3 million, respectively, related to the construction of the Gaylord National and $0.6 million and $0.7 million, respectively, related to the construction of the new Glass Cactus entertainment complex at the Gaylord Texan.
Operating Results – Impairment and other charges
As a result of a significant adverse change in the business climate at one of the markets of our ResortQuest business, we assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets during the third quarter of 2006. These losses reflect the amounts by which the carrying values of the related reporting unit or intangible asset exceed their estimated fair values determined by their estimated future discounted cash flows.
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the three and nine months ended September 30, 2006 and 2005:

	Three months			Nine months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(17,761)	$(18,474)	-3.9%	$(53,613)	$(54,449)	-1.5%
Interest income	$853	$662	28.9%	$2,295	$1,820	26.1%
Unrealized gain (loss) on Viacom stock and derivatives, net	$7,852	$75	10369.3%	$14,550	$(7,837)	285.7%
Income from unconsolidated companies	$2,571	$2,098	22.5%	$8,374	$1,980	322.9%
Other gains and losses, net	$1,972	$1,102	78.9%	$8,698	$6,022	44.4%
(Benefit) provision for income taxes	$(3,127)	$(4,753)	34.2%	$9,937	$(8,740)	213.7%
Income (loss) from discontinued operations, net of taxes	$564	$(2,143)	126.3%	$2,961	$(2,331)	227.0%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased during the three months ended September 30, 2006, as compared to the same period in 2005, due primarily to a $2.3 million increase in capitalized interest, the effect of which was partially offset by the impact of higher average debt balances during 2006. Capitalized interest increased from $0.7 million during the three months ended September 30, 2005 to $3.0 million during the three months ended September 30, 2006 due to the construction of the Gaylord National. Interest expense, net of amounts capitalized, decreased during the nine months ended September 30, 2006, as compared to the same period in 2005, due primarily to a $5.0 million increase in capitalized interest and the write-off of $0.5 million of deferred financing costs in the first quarter of 2005 in connection with the replacement of our $100.0 million credit facility, the effects of which were partially offset by the impact of higher average debt balances during 2006. Capitalized interest increased from $1.8 million during the nine months ended September 30, 2005 to $6.8 million during the nine months ended September 30, 2006 due to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock investment and excluding the write-off of deferred financing costs during the period, was 6.4% for the three months ended September 30, 2006 and 2005 and was 6.5% and 6.3% for the nine months ended September 30, 2006 and 2005, respectively. As further discussed in Note 10 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $6.8 million for the three months ended September 30, 2006 and 2005 and $20.1 million for the nine months ended September 30, 2006 and 2005.
Interest Income
The increase in interest income during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is due to higher cash balances invested in interest-bearing accounts in 2006.
Unrealized Gain (Loss) on Viacom Stock and CBS Stock and Derivatives, Net
For the three months ended September 30, 2006, we recorded a net pretax gain of $13.5 million related to the increase in fair value of the Viacom stock and CBS stock. For the three months ended September 30, 2006, we recorded a net pretax loss of $5.6 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $7.9 million relating to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the three months ended September 30, 2006.
For the nine months ended September 30, 2006, we recorded a net pretax gain of $0.8 million related to the increase in fair value of the Viacom stock and CBS stock. For the nine months ended September 30, 2006, we recorded a net pretax gain of $13.7 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $14.6 million relating to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the nine months ended September 30, 2006.
Income from Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel), under the equity method of accounting. Income from unconsolidated companies for the three and nine months ended September 30, 2006 and 2005 consisted of equity method income (loss) from these investments as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages )
Bass Pro	$3,639	$1,974	84.3%	$9,444	$1,749	440.0%
RHAC Holdings, LLC	(694)	124	-659.7%	(688)	231	-397.8%
Waipouli Holdings, LLC	(374)	—	—	(382)	—	—

Total:	$2,571	$2,098	22.5%	$8,374	$1,980	322.9%

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
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro is immaterial to our consolidated financial statement in all prior periods. Therefore, we have reflected our $1.7 million share of the re-statement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”) acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. Subsequent to its purchase by RHAC, LLC, the Aston Waikiki Beach Hotel was renamed the ResortQuest Waikiki Beach Hotel.
On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel loans described above with Greenwich Capital Financial Products, Inc., which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. RHAC, LLC used the proceeds from this refinancing primarily to fund a rooms renovation project at the Waikiki Hotel.
Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). On June 20, 2006, we entered into a joint venture with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”) and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $68.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 senior loan secured by the

Kauai Hotel, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a five-year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan.
Other Gains and Losses, Net
Our other gains and losses for the three months ended September 30, 2006 primarily consisted of the receipt of a dividend distribution related to our investment in CBS stock, a $0.5 million gain which resulted from the settlement of a secured administrative claim related to the collection of a note receivable previously considered uncollectible as more fully described below, and other miscellaneous income and expenses. Our other gains and losses for the nine months ended September 30, 2006 primarily consisted of a gain related to the collection of a note receivable previously considered uncollectible and a related secured administrative claim as more fully described below, the receipt of dividend distributions related to our investment in CBS stock, a loss on the retirement of certain fixed assets, and other miscellaneous income and expenses.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. We accelerated the note and demanded payment in full. We also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, we assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and we received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to us. Because we assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the recovery of this note receivable resulted in a gain of $5.4 million during the first quarter of 2006. In July 2006, we received $0.5 million in cash in full settlement of the secured administrative claim, which resulted in a gain of $0.5 million during the third quarter of 2006.
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

(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
	2006	2005	2006	2005
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	20	3	2	3
Adjustment to deferred tax liabilities due to state tax rate adjustment	(70)	(6)	1	(6)
Other	(104)	1	9	0

Effective tax rate	(119)%	33%	47%	32%

The decrease in our effective tax rate for the three months ended September 30, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities. The amount designated as Other for the three months ended September 30, 2006 in the table above is a result of a change in the annualized effective tax rate and its corresponding year to date effect.
The increase in our effective tax rate for the nine months ended September 30, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods coupled with the effect of adjustments to the state effective tax rate on existing deferred tax assets and liabilities.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the three and nine months ended September 30, 2006 and 2005, consistent with the provisions of SFAS No. 144 and APB Opinion No. 30. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of $0 and $44,000 during the three months and nine months ended September 30, 2006, respectively, related to employee severance benefits in the discontinued markets. We completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006.
During the second quarter of 2006, we completed the sale of one additional market of our ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with our long term growth strategy. We did not record any restructuring charges in connection with the sale of this market.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
ResortQuest Discontinued Markets	$—	$4,680	$2,320	$14,810

Operating loss:
ResortQuest Discontinued Markets	$(25)	$(218)	$(593)	$(505)
International Cable Networks	—	—	6	—
Impairment charges	—	(2,749)	—	(2,749)
Restructuring charges	—	(434)	(44)	(434)

Total operating loss	(25)	(3,401)	(631)	(3,688)

Interest income	—	7	11	22

Other gains and (losses):
ResortQuest Discontinued Markets	(123)	(14)	(115)	(12)
Radio Operations	—	136	—	136
Word Entertainment	—	—	25	—
International Cable Networks	—	—	(19)	—

Loss before benefit for income taxes	(148)	(3,272)	(729)	(3,542)

Benefit for income taxes	(712)	(1,129)	(3,690)	(1,211)

Gain (loss) from discontinued operations, net of income taxes	$564	$(2,143)	$2,961	$(2,331)

Included in other gains and (losses) in the three months and nine months ended September 30, 2006 is a pre-tax loss of $0 and $17,000, respectively, on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months and nine months ended September 30, 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. Other gains and (losses) in the three months and nine months ended September 30, 2005 are primarily comprised of the reversal of certain previously established indemnification reserves associated with the sale of businesses in prior periods and miscellaneous income and expense. The benefit for income taxes for the three months and nine months ended September 30, 2006 primarily results from our settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the nine months ended September 30 (in thousands):

	2006	2005
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$78,219	$55,700
Net cash flows (used in) provided by operating activities — discontinued operations	(3,526)	1,800

Net cash flows provided by operating activities	74,693	57,500

Investing Cash Flows:
Purchases of property and equipment	(172,908)	(87,280)
Acquisition of businesses, net of cash acquired	—	(20,223)
Investments in unconsolidated companies	(6,364)	(4,747)
Returns of investments in unconsolidated companies	1,592	—
Proceeds from sales of assets	760	10,386
Purchases of short-term investments	—	(15,000)
Proceeds from sale of short-term investments	—	37,000
Other	(8,704)	(1,099)

Net cash flows used in investing activities — continuing operations	(185,624)	(80,963)
Net cash flows provided by (used in) investing activities — discontinued operations	541	(211)

Net cash flows used in investing activities	(185,083)	(81,174)

Financing Cash Flows:
Repayment of long-term debt	(1,000)	—
Borrowing under credit facility	70,000	—
Deferred financing costs paid	—	(8,451)
Decrease in restricted cash and cash equivalents	6,869	14,119
Proceeds from exercise of stock options and purchase plans	11,087	8,195
Other	1,363	(509)

Net cash flows provided by financing activities — continuing operations	88,319	13,354
Net cash flows provided by (used in) financing activities — discontinued operations	4,271	(4,905)

Net cash flows provided by financing activities	92,590	8,449

Net change in cash and cash equivalents	$(17,800)	$(15,225)

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2006, our net cash flows provided by operating activities — continuing operations were $78.2 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies and loss on sales of certain fixed assets of approximately $94.0 million, partially offset by unfavorable changes in working capital of approximately $15.8 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the timing of guest lodging versus payments received at Gaylord Opryland, an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts, and a significant decrease in receipts of deposits on advance bookings of vacation properties (primarily related to a seasonal decrease in advance bookings at ResortQuest ahead of the slower fall vacation months). These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advance bookings and deposits received by the Gaylord Opryland and Gaylord Palms).
During the nine months ended September 30, 2005, our net cash flows provided by operating activities — continuing operations were $55.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies, and gains on sales of certain fixed assets of approximately $59.9 million, partially offset by unfavorable changes in working capital of approximately $4.2 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of the Gaylord Texan and the timing of guest lodging versus payments received at Gaylord Opryland, an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts, and a significant decrease in receipts of deposits on advance bookings of vacation properties (primarily related to a seasonal decrease in advance bookings at ResortQuest ahead of the slower fall vacation months). These unfavorable changes in working capital were partially offset by the favorable timing of payment of various liabilities, including trade payables, accrued interest, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advance bookings and deposits received by the Gaylord Opryland and Gaylord Texan).
Cash Flows From Investing Activities. During the nine months ended September 30, 2006, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $172.9 million. Our capital expenditures during the nine months ended September 30, 2006 included construction at Gaylord National of $115.2 million, approximately $22.8 million at the Gaylord Texan, approximately $15.7 million at Gaylord Opryland and approximately $8.2 million related to ResortQuest.
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
We currently project capital expenditures for the twelve months of 2006 to total approximately $296 million, which includes approximately $193 million related to the construction of the new Gaylord National Resort & Convention Center, approximately $29 million at Gaylord Texan, approximately $27 million at Gaylord Opryland, and approximately $20 million related to ResortQuest.
     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the nine months ended September 30, 2006, our net cash flows provided by financing activities – continuing operations were approximately $88.3 million, reflecting $70.0 million of borrowings under the $600.0 million credit facility, $11.1 million in proceeds received from the exercise of stock options, and a $6.9 million decrease in restricted cash and cash equivalents.
During the nine months ended September 30, 2005, our net cash flows provided by financing activities – continuing operations were approximately $13.4 million, reflecting a $14.1 million decrease in restricted cash and cash equivalents and $8.2 million in proceeds received from the exercise of stock options, partially offset by the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility.
Working Capital. As of September 30, 2006, we had total current assets of $751.1 million and total current liabilities of $921.8 million, which resulted in a working capital deficit of $170.7 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties and do not require future cash payments by us.
Also, the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us matures in May 2007. We have classified the debt and derivative liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of September 30, 2006. However, at expiration, we may elect to settle the obligation associated with the secured forward exchange contract by delivering all or a portion of the Viacom Stock and CBS Stock, so this obligation should also not require future cash payments by us. A complete description of the secured forward exchange contract is contained in Note 10 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herewith.
At the expiration of the secured forward exchange contract, we will also be required to pay the deferred taxes relating thereto. This deferred tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2006, is estimated to be $152 million, which we anticipate will be reduced by approximately one-third through the application of our federal and state income tax net operating loss carryforwards and federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets.
We believe our current assets, cash flows from operating activities, cash generated from the sale of non-core assets, and availability under our $600.0 million credit facility will be sufficient to repay our current liabilities as they become due.
Principal Debt Agreements
     $600 Million Credit Facility. On March 10, 2005, we entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. Our new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow us, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At our election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
The purpose of the credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by June 30, 2008 (subject to customary force majeure provisions).
The credit facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (to be constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of our four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal values of the hotel properties (reducing to 50% in the event a hotel property is sold). Our former revolving credit facility has been paid in full and the related mortgages and liens have been released.
In addition, the credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the credit facility are as follows:
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
As of September 30, 2006, we were in compliance with all covenants. As of September 30, 2006, $90.0 million of borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $12.6 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
     8% Senior Notes. The interest rate of these notes (the “8% Senior Notes”) is 8%, although we have entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi- annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 8% Senior Notes before November 15, 2006 with the net cash proceeds from certain equity offerings. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.
     6.75% Senior Notes. The interest rate of these notes (the “6.75% Senior Notes”) is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior

Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
Future Developments
As more fully described in “Overall Outlook” above, we are currently developing the Gaylord National Resort & Convention Center in Prince George’s County, Maryland. Also, as described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country, including Chula Vista, California.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2006, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$665,000	$—	$—	$90,000	$575,000
Capital leases	5,112	1,247	2,339	1,526	—
Promissory note payable to Nashville Predators	4,000	1,000	2,000	1,000	—
Construction commitments (1)	221,221	221,221	—	—	—
Operating leases (2)	706,695	11,972	19,424	13,439	661,860
Other	525	175	350	—	—

Total contractual obligations	$1,602,553	$235,615	$24,113	$105,965	$1,236,860

(1)	Commencing in 2005 we entered into a series of agreements with a general contractor and other suppliers related to the construction of the Gaylord National. As of September 30, 2006, we had committed to pay $370.9 million under those agreements ($189.2 million of which was outstanding).

(2)	The total operating lease commitments of $706.7 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 12 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herewith for a discussion of the interest we paid during the three and nine months ended September 30, 2006 and 2005.
The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom stock and CBS stock owned by us. At the expiration of the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $152 million, which we anticipate will be reduced by approximately one third through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets. A complete description of the secured forward exchange contract is contained in Note 10 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herewith.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first, second, or third quarters of 2006 nor were there any material changes to the critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 17 to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herewith.
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
The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock, while providing for participation in increases in the combined fair market value. At September 30, 2006, the fair market value of our investment in the 5.5 million shares of Viacom stock was $203.3 million, or $37.18 per share, and the fair market value of our investment in the 5.5 million shares of CBS stock was $154.1 million, or $28.17 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of September 30, 2006.
Changes in the market price of the Viacom stock and CBS stock could have a significant impact on future earnings. For example, a 5% increase in the value of the Viacom stock and CBS stock at September 30, 2006 would have resulted in an increase of $7,000 in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended September 30, 2006. Likewise, a 5% decrease in the value of the Viacom stock and CBS stock at September 30, 2006 would have resulted in a decrease of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended September 30, 2006.

Risks Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our $600 million credit facility.
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
Borrowings outstanding under our $600 million credit facility bear interest at our election of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $600.0 million credit facility as of September 30, 2006 would increase by approximately $0.9 million.
     Cash balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2006. As a result, the interest rate market risk implicit in these investments at September 30, 2006, if any, is low.
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
Summary
Based upon our overall market risk exposures at September 30, 2006, we believe that the effects of changes in the stock price of our Viacom stock and CBS stock or interest rates could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 18 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005 included herewith and which is incorporated herein by reference.
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

GAYLORD ENTERTAINMENT COMPANY

Date: November 8, 2006	By:	/s/ Colin V. Reed

Colin V. Reed
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David C. Kloeppel

David C. Kloeppel
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor

Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
10.1	GMP Amendment No. 8 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated June 29, 2006, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 5, 2006 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.