Form 10-K
period 2006-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2007-02-28
CIK 1040829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-13079
GAYLORD ENTERTAINMENT COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	73-0664379 (I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee (Address of Principal Executive Offices)	37214 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (615) 316-6000
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value per share (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2006 was approximately $1,748,687,879.
As of February 1, 2007, there were 40,808,481 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2007 are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2006 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	57

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence	58
Item 14.	Principal Accountant Fees and Services	58

PART IV

Item 15.	Exhibits, Financial Statement Schedules	58
SIGNATURES		60
Ex-4.10 Fifth Supplemental Indenture
Ex-4.14 Third Supplemental Indenture
Ex-10.17 First Amendment to ResortQuest Long-Term Incentive Plan
Ex-10.30 Carter R. Todd Severance Agreement
Ex-10.31 Carter R. Todd Amendment No. 1 to Severance Agreement
Ex-10.37 Summary of Director and Executive Officer Compensation
Ex-10.39 First Amendment to 2006 Omnibus Incentive Plan
Ex-10.40 Officer & Employee Form of Restricted Share Award Agreement
Ex-10.41 Form of Non-Qualified Stock Option Agreement
Ex-10.42 Form of Director Non-Qualified Stock Option Agreement
Ex-10.43 Form of Director Restricted Stock Unit Award Agreement
Ex-21 Subsidiaries of the Company
Ex-23.1 Accountants Consent
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART I
Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”
Item 1. Business
We are the only hospitality company whose stated primary focus is the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels, consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee, the Gaylord Palms Resort & Convention Center near Orlando, Florida and the Gaylord Texan Resort & Convention Center near Dallas, Texas. We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. We are also developing a hotel, to be known as the Gaylord National Resort & Convention Center, in Prince George’s County, Maryland (in the Washington, D.C. market), which we plan to open in 2008. Driven by our “All-in-One-Place” strategy, our award-winning Gaylord branded hotels incorporate not only high quality lodging, but also significant meeting, convention and exhibition space, superb food and beverage options and retail and spa facilities within a single self-contained property. As a result, our properties provide a convenient and entertaining environment for our convention guests. In addition, our custom-tailored, all-inclusive solutions cater to the unique needs of meeting planners.
On February 13, 2007, we announced that we were in the process of evaluating strategic alternatives for our ResortQuest International, Inc. (“ResortQuest”) vacation rental management business. Depending on the results of this analysis and process, we may sell all or a portion of this business. As of December 31, 2006, ResortQuest provided management services to approximately 14,500 vacation rental properties, all of which were under exclusive management contracts.
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
In 2006, our operations were organized into four principal business segments: (i) Hospitality, which includes our hotel operations; (ii) ResortQuest; (iii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; and (iv) Corporate and Other. These four business segments — Hospitality, ResortQuest, Opry and Attractions, and Corporate and Other — represented approximately 68%, 24%, 8%, and 0%, respectively, of total revenues in the year ended December 31, 2006. Financial information by industry segment and our Gaylord hotel properties as of December 31, 2006 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 19) to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Leverage Brand Name Awareness. We believe that the Grand Ole Opry is one of the most recognized entertainment brands within the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet, television and performances by the Grand Ole Opry’s members, many of whom are renowned country music artists, and we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.
Industry Description
Hospitality
According to Tradeshow Week, the large group meetings market annually generates approximately $86 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to generate approximately $15 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings often have more than 1,000 guest rooms and, on average, contain approximately 103,000 square feet of exhibit space and approximately 40 meeting rooms.
According to Meetings & Conventions magazine, the group meetings market is comprised of approximately 1.2 million events annually, of which approximately 80% are corporate meetings and approximately 20% are association meetings. Nearly half of the venues hosting these events contain less than 100,000 square feet of exhibit or meeting space, with only 8% containing over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because associations and trade shows generally select their sites 2 to 6 years in advance, thereby increasing earnings visibility, the convention hotel segment of the lodging industry is more predictable and less susceptible to economic downturns than the general lodging industry.
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

Largest Hotel Exhibit Hall Rankings 2006

		Total			Total
		Exhibit Space		Number of	Meeting Space
Facility	City	(sq. ft.)		Meeting Rooms	(sq. ft.)
Sands Expo / Venetian Resort Hotel & Casino	Las Vegas, NV	1,125,600		293	400,378
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731		121	360,924
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000		84	248,655	*
Gaylord Opryland Resort & Convention Center	Nashville, TN	263,772		85	300,000
Hilton Anatole Hotel	Dallas, TX	231,103	**	76	341,620
Adam’s Mark International Conference & Exposition Center	Dallas, TX	230,000		67	99,000	*
Orlando World Center Marriott	Orlando, FL	214,000		69	214,000	*
MGM Grand Hotel & Conference Center	Las Vegas, NV	210,000		60	315,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000		39	60,000
Grand Sierra Resort & Casino	Reno, NV	190,000		40	110,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	180,000	**	70	400,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	178,500	**	61	400,000

*	Space also included in Total Exhibit Space

**	Space also included in Total Meeting Space.

Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2006
Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002 and the Gaylord Texan in April 2004, and we are developing the Gaylord National hotel in the Washington, D.C. area. We believe that our other hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. We also anticipate that our other hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total dedicated exhibition space of approximately 265,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet. The Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2003 and 2004, as well as Meeting & Convention’s Gold Key Elite and Gold Platter Elite Awards for 2006.
Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms has been recognized by many publications, receiving Meeting and Convention’s Gold Key and Gold Platter Awards for 2006 and being named Best Resort Hotel by Florida Monthly magazine for 2006.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 100 acres and is located approximately six minutes from the Dallas/ Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, 3 ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2004, the Gaylord Texan was named the “Development of the Year” by the Americas Lodging Investment Summit. In 2006, the Gaylord Texan received Meeting and Convention’s Gold Key Award and was named a AAA Four-Diamond Award winner, and in 2005 the hotel was named “Best Place to Work in Dallas/Fort Worth” by the Dallas Business Journal.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. We are developing a hotel, to be known as the Gaylord National Resort and Convention Center, which is under construction on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. We refer to this project as our Gaylord National hotel project.
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
Utilizing its marketing database, ResortQuest markets its properties through various media channels, including direct mail and targeted advertising solicitations. ResortQuest has distribution through ResortQuest.com, its proprietary website offering “real-time” reservations, and its inventory distribution partnerships such as Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others.
Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 81st anniversary in 2006, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.
Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on terrestrial radio via WSM-AM. In addition, the Grand Ole Opry is broadcast weekly on television via the Great American Country network and CMT-Canada.

The broadcast of the Grand Ole Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. The television broadcast schedule on the Great American Country network includes 52 weekly telecasts airing on Saturday nights at 8 p.m. EST and repeating a minimum of three times during the following week. The Grand Ole Opry produces a two hour show each week that is currently aired on 208 radio stations across the country through syndication of “America’s Grand Ole Opry Weekend,” which is distributed by Westwood One and also on the American Forces Radio Network. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2006 to February 2007. The Ryman Auditorium was named “Theatre of the Year” by Pollstar Concert Industry Awards for 2003 and 2004.
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
On July 21, 2003, we, through our wholly-owned subsidiary Gaylord Investments, Inc., sold the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. for $62.5 million in cash, and we entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $2.5 million in cash. Under the joint sales agreement with Cumulus, Cumulus sells all of the commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years.
Corporate and Other
Bass Pro Shops. We own a 13% interest in Bass Pro Group, LLC (“Bass Pro”). Bass Pro owns and operates Bass Pro Shops, a retailer of premium outdoor sporting goods and fishing tackle. After the Bass Pro restructuring, as further discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Bass Pro also owns and operates Tracker Marine, a manufacturer and retailer of fishing and other boats, and the Big Cedar Lodge, a resort lodge located outside Springfield, Missouri. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a retail center in Springfield, Missouri, and additional retail stores at Opry Mills in Nashville and in various other U.S. locations.
Viacom and CBS. We hold investments of approximately 5.5 million shares of Viacom Class B common stock (“Viacom Stock”) and 5.5 million shares of CBS Corporation Class B Common Stock (“CBS Stock”), which were received as the result of the sale of television station KTVT to CBS in 1999, the subsequent acquisition of CBS by Viacom in 2000, and the subsequent conversion of each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Stock and 0.5 shares of Viacom Stock in 2006. We entered into a secured forward exchange contract related to these investments in 2000. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom Stock and CBS Stock, while providing for participation in increases in the combined fair market value. At December 31, 2006, the fair market value of our investment in the Viacom stock was $224.4 million, or $41.03 per share, and the fair market value of our investment in the CBS stock was $170.5 million, or $31.18 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 8 and 9 to our consolidated financial statements for the year ended December 31, 2006 included herewith.
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
As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, with the final payment due on October 5, 2010.
Our obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing its home games in Nashville, Tennessee. If the Predators cease to be an NHL team playing its home games in Nashville after the first payment under the note but prior to the second payment, then in addition to the note being cancelled, the Predators will pay us $2 million.
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
Implementation of Strategic Direction
During the second quarter of 2001, we hired a new Chairman of the Board and a new Chief Executive Officer. Once the new senior management team was in place, they devoted a significant portion of 2001 to reviewing the many different businesses they inherited when they joined the Company. After significant review, it was determined that, while we had four business segments for financial reporting purposes (Hospitality, Opry and Attractions Group, Media, consisting of our radio stations and other media assets, and Corporate and Other), the future direction of the Company would be based on two core asset groups, which were aligned as follows: (i) Hospitality Core Asset Group: consisting of the Gaylord Hotels and the various attractions that provide entertainment to guests of the hotels; and (ii) Opry Core Asset Group: consisting of the Grand Ole Opry, WSM-AM radio, and the Ryman Auditorium.
As a result, it was determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/CMT International, Oklahoma RedHawks, Opry Mills, GET Management (comprised of multiple businesses), WSM-FM and WWTN (FM) were not core assets of the Company, and as a result each has either been sold or otherwise disposed of by the Company as reflected in the following table:

		Net Proceeds
		From Sale
		(Cash and Other)
Business Sold	Date	(in millions)
Interest in Oklahoma RedHawks	November 17, 2003	$6.0
WSM-FM and WWTN (FM)	July 21, 2003	62.5
Acuff-Rose Music Publishing	August 27, 2002	157.0
Opry Mills 33.3% Partnership Interest	June 28, 2002	30.8
Music Country/CMT International	February 25, 2002	3.7
Word Entertainment	January 4, 2002	84.1
Gaylord Production Company, Gaylord Films, Pandora Films, Gaylord Sports Management Group and Gaylord Event Television	March 9, 2001	41.3 (1)

(1)	Shortly after the closing, the Oklahoma Publishing Company, or OPUBCO, which purchased these assets, asserted that the Company breached certain representations and warranties in the purchase agreement. The Company entered into settlement negotiations pursuant to which the Company paid OPUBCO an aggregate of $825,000.
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
Employees
As of December 31, 2006, we had approximately 8,983 full-time and 3,048 part-time and temporary employees. Of these, approximately 5,424 full-time and 1,877 part-time employees were employed in Hospitality; approximately 419 full-time and 645 part-time employees were employed in Opry and Attractions; approximately 2,748 full-time and 521 part-time employees were employed in ResortQuest; and approximately 392 full-time and 5 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
Competition
Hospitality
The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. Many of these hotels are operated by companies with greater financial, marketing and human resources than the Company. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, and (viii) price. Our hotels also compete against municipal convention centers. These include the largest convention centers (e.g., Orlando, Chicago and Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).
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
Regulation and Legislation
Hospitality
Our hotels are subject to certain federal, state, and local governmental laws and regulations including, without limitation, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that we are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2006. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	59	Chairman of the Board of Directors, President and Chief Executive Officer
David C. Kloeppel	37	Executive Vice President and Chief Financial Officer
John P. Caparella	49	Executive Vice President and Chief Operating Officer, Gaylord Hotels
Mark Fioravanti	45	Executive Vice President and President, ResortQuest
Carter R. Todd	49	Senior Vice President, Secretary and General Counsel
Rod Connor	54	Senior Vice President and Chief Administrative Officer
Melissa J. Buffington	49	Senior Vice President, Human Resources and Communications
The following is additional information with respect to the above-named executive officers.
Colin V. Reed has served as President and Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.
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
John P. Caparella is Executive Vice President of the Company and Chief Operating Officer, Gaylord Hotels, positions he has held since February 10, 2006. Prior to such time, he served as Senior Vice President and General Manager of the Company’s Gaylord Palms Resort and Convention Center. Prior to joining the Company in November 2000, Mr. Caparella served as Executive Vice President, Planning, Development and Administration and President of PlanetHollywood.com for Planet Hollywood International, Inc., a creator and developer of entertainment-based consumer brands. Before joining Planet Hollywood in 1997, Mr. Caparella was with ITT Sheraton, an owner and operator of hotel brands, for 17 years in convention, resort, business and 4-star luxury properties, as well as ITT Sheraton’s corporate headquarters. Mr. Caparella graduated from the State University of New York at Delhi and has an MBA from Rollins College Crummer Graduate School of Business.
Mark Fioravanti has been an Executive Vice President of the Company and President, ResortQuest since March 2004. From August 2002 until March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years with Harrah’s Entertainment, where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti’s other roles at Harrah’s Entertainment included Corporate Director of Strategic Planning and Director of Market Planning and Strategy. Mr. Fioravanti, who has over 16 years of experience in the hospitality, casino entertainment and real estate industries, graduated from The Ohio State University, where he earned his bachelor of science degree. He also holds an MBA from the University of Tennessee.
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
Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for 35 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.

Melissa J. Buffington is the Senior Vice President of Human Resources and Communications of the Company, a position she has held since August 2003. From 1999 until she joined the Company, Ms. Buffington was Senior Vice president of Human Resources and Strategic planning for Dollar General Corp., where she oversaw all human resource programs. From 1996 to 1999, Ms. Buffington held the position of Executive Vice president of Human Resources at First American Corporation. From 1992 to 1996, Ms. Buffington was First American’s Senior Vice president and Director of Quality Management, and Director of Strategic Planning and Mergers and Acquisitions. Ms. Buffington is a graduate of The College of William and Mary, where she received her degree in business management. She earned her master’s in business administration with a concentration in finance from Old Dominion University.
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
We have refocused our business strategy on the development of additional resort and convention center hotels in selected locations in the United States, on our ResortQuest vacation rental and property management business and on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the Gaylord Palms and the Gaylord Texan, by successfully developing and financing our proposed Gaylord National hotel project near Washington, D.C. and by further exploiting our attractions assets and our vacation rental business. Our ability to do this depends upon many factors, some of which are beyond our control. These include:
•	our ability to generate cash flows from existing operations;

•	our ability to hire and retain hotel management, catering and convention-related staff for our hotels and staff for our vacation rental offices;

•	our ability to successfully attract and maintain increased levels of customer and homeowner utilization of our ResortQuest vacation rental and property management business;

•	our ability to capitalize on the strong brand recognition of certain of our Opry and Attractions assets; and

•	the continued popularity and demand for country music.
If we are unable to successfully implement the business strategies described above, our cash flows and net income may be reduced.
Our hotel and convention business and our vacation rental and property management business are subject to significant market risks.
Our ability to continue to successfully operate our hotel and convention business, as well as our ability to operate our ResortQuest vacation rental business, is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:
•	the desirability and perceived attractiveness of the Nashville, Tennessee area; the Orlando, Florida area; and the Dallas, Texas area as tourist and convention destinations;

•	the ability of our proposed Gaylord National hotel project near Washington, D.C. to operate in a new market which is extremely competitive;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels or vacation rental properties we manage;

•	our ability to continue to attract group convention business;

•	the opening of the Gaylord National or other new hotels could impact our group convention business at our existing hotel properties;

•	the hotel and convention business is highly competitive, and the Gaylord Palms and the Gaylord Texan are operating in extremely competitive markets for convention and tourism business;

•	our group convention business is subject to reduced levels of demand during the year-end holiday periods, and we may not be able to attract sufficient general tourism guests to offset this seasonality; and

•	the vacation rental and property management business is highly competitive and has low barriers to entry, and we compete primarily with local vacation rental and property management companies located in our markets, some of whom are affiliated with the owners or operators of resorts where these competitors provide their services or which may have lower cost structures and may provide their services at lower rates.
Our efforts to improve or divest the ResortQuest business involves substantial risks.
Since our acquisition of ResortQuest in November 2003, we have invested substantial capital and management efforts in integrating and realigning ResortQuest’s operations, including advancing its technology, making strategic acquisitions and divestitures to focus our property management on key markets, and terminating unprofitable management contracts. We are currently considering certain strategic alternatives for our ResortQuest business, including but not limited to a possible divestiture of all or a portion of the business. If we are either not successful in improving the operations and profitability of ResortQuest or in divesting the business, then our overall business, results of operations, financial condition or prospects could be adversely affected.
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
Our plans to develop the Gaylord National hotel are subject to market conditions, the availability of financing, receipt of necessary building permits and other authorizations, and other factors, including those described in the preceding and following risk factors. Because the project is still more than a year away from completion and certain portions of the project have not been bid or contracted, we cannot be certain of the final costs of the project. As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of the date of this filing, we have in place a guaranteed maximum price construction contract with our general contractor for the Gaylord National project covering the majority of the work to be performed at this project. As additional portions of the Gaylord National project are bid and contracted, they are being added to our existing guaranteed maximum price contract by way of amendment. Because we do not have the entire project under contract at this time, there is a risk that the total construction cost for the project could increase beyond our current estimates or that the necessary contractors and subcontractors, as well as materials, will not be available.
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
We have certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.
We have certain minority investments which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. These include our equity interests in Viacom and CBS, Bass Pro, RHAC, LLC (the entity which owns the ResortQuest Waikiki Beach Hotel), and Waipouli Holdings, LLC (the entity which owns the ResortQuest Kauai Beach Hotel at Makaiwa). When we make these investments, we sometimes extend guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restricts our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we may enter into joint venture arrangements. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations.
We are subject to risks relating to acts of God, terrorist activity and war.
Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. In January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at high risk for structural failure. A significant portion of our Gaylord Opryland property in Nashville is in the Cumberland river flood plain if the Dam should fail, and the Corps has announced it is taking immediate action to reduce the chances of any type of flood. Some types of losses, such as from flood, earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause in the future our results to differ materially from anticipated results.
The hospitality industry and the vacation and property management industry are heavily regulated, including with respect to food and beverage sales, real estate brokerage licensing, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.
Our hotel operations are subject to numerous laws, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of premises. Our vacation rental operations are also subject to licensing requirements applicable to real estate operations, laws and regulations relating to consumer protection and local ordinances. We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Although no employees at our hotels are currently represented by labor unions, labor union organizing activities may take place at any new hotel property we open. Additionally, we may in the future experience attempts to unionize employees at our existing hotels. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. The success of expanding our hotel operations also depends upon our obtaining necessary building permits and zoning variances from local authorities. Compliance with these laws is time intensive and costly and may reduce our revenues and operating income.
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
We currently have a significant amount of debt. As of December 31, 2006, we had $755.6 million of total debt, exclusive of our $613.1 million secured forward exchange contract, and stockholders’ equity of $798.0 million.
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
In addition, the terms of our $600 million credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $104.2 million and $47.9 million for the years ended December 31, 2006 and 2005, respectively. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance this indebtedness on favorable terms, or at all. We may incur additional debt in connection with our planned expansion of the Gaylord National hotel project or any additional hotel development.
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
Our ability to make payments on, or repay or refinance, our debt, including any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants and financial ratios in our $600 million credit facility and our other debt agreements, including the indentures governing our 6.75% senior notes and our 8% senior notes and other agreements we may enter into in the future. At the expiration of the secured forward exchange contract relating to shares of Viacom and CBS stock we own, we will be required to incur additional debt or use any cash on hand to pay the estimated $141.5 million deferred tax payable at that time, which we anticipate will be reduced by approximately one third to one-half through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our $600 million credit facility or from other sources in an amount sufficient to enable us to pay our debt, to fund our tax liability or to fund our other liquidity needs.
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
The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:
•	authorize us to issue “blank check’’ preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of common stock;

•	provide that directors may only be removed with cause by the affirmative vote of at least a majority of the votes of shares entitled to vote thereon;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at meeting;

•	provide that special meetings of stockholders may be called only by our chairman or by majority of the members of our board of directors;

•	impose restrictions on ownership of our common stock by non-United States persons due to our ownership of a radio station; and

•	prohibit stockholder actions taken on written consent.
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
Our board of directors has the power to issue up to 100.0 million shares of preferred stock without any action on the part of our stockholders. As of February 1, 2007, we had no shares of preferred stock outstanding. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue additional shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Corporate and Other
We own our executive offices and headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a five-story office building comprising approximately 80,000 square feet. We also own our shared services center located within the Opryland complex, which contains approximately 84,000 square feet of space. We believe that these facilities and the facilities described below utilized for each of our business segments are generally well maintained.
Hospitality
We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.5 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 25 acres), on which the Gaylord Texan is located. During 2006, we acquired an additional 25 acres of property adjacent to the Gaylord Texan. We acquired approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which we are developing our Gaylord National Resort & Convention Center. All properties secure our $600 million credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ResortQuest
ResortQuest currently has approximately 171 properties in 10 states in the U.S. and one province in Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own approximately 27 of these facilities and lease approximately 144 properties. We consider all of these owned and leased properties to be suitable and adequate for the conduct of our business.
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
We may have potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”), for response costs at two Superfund sites. The liability relates to properties formerly owned by our predecessor. In 1991, Oklahoma Publishing Company, or OPUBCO, assumed these liabilities and agreed to indemnify us for any losses, damages, or other liabilities incurred by it in connection with these matters. We believe that OPUBCO’s indemnification will fully cover our Superfund liabilities, if any, and that, based on our current estimates of these liabilities, OPUBCO has sufficient financial resources to fulfill its indemnification obligations.

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

	2006		2005
	High	Low	High	Low
First Quarter	$46.18	$40.00	$44.19	$38.27
Second Quarter	48.56	40.21	47.19	38.20
Third Quarter	45.95	36.93	48.97	42.12
Fourth Quarter	51.83	42.83	48.80	38.50
There were approximately 2,941 record holders of our common stock as of February 1, 2007.
We have not paid dividends on our common stock during the 2006 or 2005 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.

Item 6. Selected Financial Data
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA
The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2004, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 included herein. We acquired ResortQuest on November 20, 2003, and the results of operations of ResortQuest are included in our results since November 20, 2003.

	Years Ended December 31,
	2006		2005	2004		2003		2002
	(in thousands, except per share amounts)
Income Statement Data:
Revenues:
Hospitality	$645,437		$576,927	$473,051		$369,263		$339,380
Opry and Attractions	76,580		67,097	66,565		61,433		65,600
ResortQuest	225,650		222,003	188,619		16,228		—
Corporate and Other	255		512	388		184		272

Total revenues	947,922		866,539	728,623		447,108		405,252

Operating expenses:
Operating costs	618,455		571,494	478,224		275,799		254,583
Selling, general and administrative	194,189		186,203	171,660		116,729		108,732
Preopening costs(1)	7,174		5,005	14,205		11,562		8,913
Gain on sale of assets(2)	—		—	—		—		(30,529)
Impairment and other charges	110,710	(4)	—	1,212	(4)	856	(4)	—
Restructuring charges	—		—	196	(5)	—		(17	) (5)
Depreciation and amortization:
Hospitality	64,502		63,188	58,521		46,536		44,924
Opry and Attractions	5,663		5,347	5,215		5,129		5,778
ResortQuest	10,772		10,619	9,170		1,154		—
Corporate and Other	4,903		4,049	4,737		6,099		5,778

Total depreciation and amortization	85,840		83,203	77,643		58,918		56,480

Total operating expenses	1,016,368		845,905	743,140		463,864		398,162

Operating (loss) income:
Hospitality	99,087		72,705	43,525		42,347		25,972
Opry and Attractions	5,014		1,889	1,548		(600)		1,596
ResortQuest	(1,331)		(7,689)	(226)		(2,689)		—
Corporate and Other	(53,332)		(41,266)	(43,751)		(43,396)		(42,111)
Preopening costs(1)	(7,174)		(5,005)	(14,205)		(11,562)		(8,913)
Gain on sale of assets(2)	—		—	—		—		30,529
Impairment and other charges	(110,710	) (4)	—	(1,212	) (4)	(856	) (4)	—
Restructuring charges	—		—	(196	) (5)	—		17	(5)

Total operating (loss) income	(68,446)		20,634	(14,517)		(16,756)		7,090
Interest expense, net of amounts capitalized	(71,719)		(73,169)	(55,064)		(52,804)		(46,960)
Interest income	3,135		2,478	1,501		2,461		2,808
Unrealized gain (loss) on Viacom stock and CBS stock	38,337		(41,554)	(87,914)		39,831		(37,300)
Unrealized (loss) gain on derivatives, net	(16,618)		35,705	56,533		(33,228)		86,476
Income from unconsolidated companies	10,565		2,169	3,825		2,340		3,058
Other gains and (losses)	9,469		6,660	1,089		2,209		1,163

(Loss) income from continuing operations before income taxes	(95,277)		(47,077)	(94,547)		(55,947)		16,335
(Benefit) provision for income taxes	(12,445)		(15,284)	(39,956)		(23,786)		2,509

(Loss) income from continuing operations	(82,832)		(31,793)	(54,591)		(32,161)		13,826

Gain (loss) from discontinued operations, net of taxes(3)	3,397		(2,157)	953		34,413		85,757

Cumulative effect of accounting change, net of taxes	—		—	—		—		(2,572	) (6)

Net (loss) income	$(79,435)		$(33,950)	$(53,638)		$2,252		$97,011

(Loss) Income Per Share:
(Loss) income from continuing operations	$(2.04)		$(0.79)	$(1.38)		$(0.93)		$0.41
Gain (loss) from discontinued operations, net of taxes	0.08		(0.06)	0.03		1.00		2.54
Cumulative effect of accounting change, net of taxes	—		—	—		—		(0.08)

Net (loss) income	$(1.96)		$(0.85)	$(1.35)		$0.07		$2.87

(Loss) Income Per Share — Assuming Dilution:
(Loss) income from continuing operations	$(2.04)		$(0.79)	$(1.38)		$(0.93)		$0.41
Gain (loss) from discontinued operations, net of taxes	0.08		(0.06)	0.03		1.00		2.54
Cumulative effect of accounting change, net of taxes	—		—	—		—		(0.08)

Net (loss) income	$(1.96)		$(0.85)	$(1.35)		$0.07		$2.87

			As of December 31,
	2006		2005		2004		2003		2002
			(in thousands)
Balance Sheet Data:
Total assets	$2,632,519	(7)	$2,532,590	(7)	$2,521,045	(7)	$2,581,010	(7)	$2,180,098	(7)
Total debt	755,606	(8)	600,300	(8)	576,409	(8)	548,759	(8)	340,638	(8)

Secured forward exchange contract	613,054	(7)	613,054	(7)	613,054	(7)	613,054	(7)	613,054	(7)
Total stockholders’ equity	798,026		848,567		869,601		906,793		788,437

(1)	Preopening costs are related to the Gaylord Palms, the Gaylord Texan and our Gaylord National hotel project in the Washington, D.C. area. Gaylord Palms opened in January 2002 and the Gaylord Texan opened in April 2004. The Gaylord National hotel is expected to open in 2008.

(2)	During 2002, we sold our one-third interest in the Opry Mills Shopping Center in Nashville, Tennessee and the related land lease interest between the Company and the Mills Corporation.

(3)	In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the provisions of SFAS No. 144, we have presented the operating results and financial position of the following businesses as discontinued operations: ResortQuest Discontinued Markets; WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, our artist management business; Oklahoma RedHawks; our international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and our water taxis.

(4)	Reflects the divestiture of certain businesses and reduction in the carrying values of certain assets. The components of the impairment and other charges related to continuing operations are as follows:

	2006	2004	2003
	(in thousands)
Goodwill	$85,736	$—	$—
Trade name	12,085	—	—
Management agreements	263	—	—
Software developed for internal use	12,626	—	—
Programming, film and other content	—	1,212	856

Total impairment and other charges	$110,710	$1,212	$856

(5)	Related primarily to employee severance and contract termination costs.

(6)	Reflects the cumulative effect of the change in accounting method related to adopting the provisions of SFAS No. 142. We recorded an impairment loss related to impairment of the goodwill of the Radisson Hotel at Opryland. The impairment loss was $4.2 million, less taxes of $1.6 million.

(7)	In 1999 we recognized a pretax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock, which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock, $4.2 million of cash and other consideration. During 2000, we entered into a seven-year forward exchange contract for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. As further discussed in Note 8 to our consolidated financial statements for the year ended December 31, 2006 included herewith, we exchanged the 10,937,900 shares of Viacom, Inc. Class B common stock for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006. The CBS Stock and Viacom Stock were included in total assets at their market values of $394.9 million, $356.6 million, $400.4 million, $488.3 million, and $448.5 million at December 31, 2006,

2005, 2004, 2003 and 2002, respectively. Prepaid interest related to the secured forward exchange contract of $10.5 million, $37.3 million, $64.3 million, $91.2 million and $118.1 million, respectively, was included in total assets at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(8)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2006	2005	2004

Hospitality	68%	66%	65%
ResortQuest	24%	26%	26%
Opry and Attractions	8%	8%	9%
Corporate and Other	0%	0%	0%
We generate a significant portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company focused primarily on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers.
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Our business is also exposed to risks related to tourism, including terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our properties are located are also important risks to our business.
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

We recognize Hospitality segment revenue from rooms as earned on the close of business each day when a stay occurs and from concessions and food and beverage sales at the time of sale. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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
Overall Outlook
     Hospitality Segment. We have invested heavily in our operations in the years ended December 31, 2006, 2005 and 2004, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2003 and 2004 and the beginning of construction of our Gaylord National hotel project in 2005 and 2006, which is described in more detail below. Our investments in 2007 will consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. As of December 31, 2006, we had committed to pay $475.9 million under this agreement and the other agreements for construction services and supplies and other construction related costs ($202.1 million of which was outstanding). Construction costs to date have exceeded our initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. We currently estimate that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $57 million in capitalized interest, approximately $41 million in pre-opening costs and the governmental economic incentives. As of December 31, 2006, we have spent approximately $262 million (excluding capitalized interest and pre-opening costs) on the project. We intend to use proceeds of our $600 million credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, as well as the sale of certain non-core assets or additional debt financing, to fund the development and construction.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and we have not made any commitments, received any government approvals or made any financing plans in connection with Chula Vista or other potential sites.
     ResortQuest Segment. On February 13, 2007, we announced that we were in the process of evaluating strategic alternatives for ResortQuest. Depending on the results of this analysis and process, we may sell all or a portion of this business.

Selected Financial Information
The following table contains our selected financial information for each of the three years ended December 31, 2006, 2005 and 2004. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

	Years Ended December 31,
	2006	%	2005	%	2004	%

		(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$645,437	68.1%	$576,927	66.6%	$473,051	64.9%
Opry and Attractions	76,580	8.1%	67,097	7.7%	66,565	9.1%
ResortQuest	225,650	23.8%	222,003	25.7%	188,619	26.0%
Corporate and Other	255	0.0%	512	0.0%	388	0.0%

Total revenues	947,922	100.0%	866,539	100.0%	728,623	100.0%

OPERATING EXPENSES:
Operating costs	618,455	65.2%	571,494	66.0%	478,224	65.6%
Selling, general and administrative	194,189	20.5%	186,203	21.5%	171,660	23.6%
Preopening costs	7,174	0.8%	5,005	0.6%	14,205	1.9%
Impairment and other charges	110,710	11.7%	—	0.0%	1,212	0.2%
Restructuring charges	—	0.0%	—	0.0%	196	0.0%
Depreciation and amortization:
Hospitality	64,502	6.8%	63,188	7.3%	58,521	8.0%
Opry and Attractions	5,663	0.6%	5,347	0.6%	5,215	0.7%
ResortQuest	10,772	1.1%	10,619	1.2%	9,170	1.3%
Corporate and Other	4,903	0.5%	4,049	0.5%	4,737	0.7%

Total depreciation and amortization	85,840	9.1%	83,203	9.6%	77,643	10.7%

Total operating expenses	1,016,368	107.2%	845,905	97.6%	743,140	102.0%

OPERATING (LOSS) INCOME:
Hospitality	99,087	15.4%	72,705	12.6%	43,525	9.2%
Opry and Attractions	5,014	6.5%	1,889	2.8%	1,548	2.3%
ResortQuest	(1,331)	-0.6%	(7,689)	-3.5%	(226)	-0.1%
Corporate and Other	(53,332)	(A)	(41,266)	(A)	(43,751)	(A)
Preopening costs	(7,174)	(B)	(5,005)	(B)	(14,205)	(B)
Impairment and other charges	(110,710)	(B)	—	(B)	(1,212)	(B)
Restructuring charges	—	(B)	—	(B)	(196)	(B)

Total operating (loss) income	(68,446)	-7.2%	20,634	2.4%	(14,517)	-2.0%
Interest expense, net of amounts capitalized	(71,719)	(C)	(73,169)	(C)	(55,064)	(C)
Interest income	3,135	(C)	2,478	(C)	1,501	(C)
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	21,719	(C)	(5,849)	(C)	(31,381)	(C)
Income from unconsolidated companies	10,565	(C)	2,169	(C)	3,825	(C)
Other gains and (losses)	9,469	(C)	6,660	(C)	1,089	(C)
Benefit for income taxes	12,445	(C)	15,284	(C)	39,956	(C)
Gain (loss) from discontinued operations, net of taxes	3,397	(C)	(2,157)	(C)	953	(C)

Net (loss) income	$(79,435)	(C)	$(33,950)	(C)	$(53,638)	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
		(in thousands, except percentages and per share data)
Total revenues	$947,922	9.39%	$866,539	18.93%	$728,623

Total operating expenses	1,016,368	20.15%	845,905	13.83%	743,140
Operating income (loss)	(68,446)	-431.71%	20,634	242.14%	(14,517)
Net (loss) income	(79,435)	133.98%	(33,950)	36.71%	(53,638)
Net (loss) income per share — fully diluted	(1.96)	130.59%	(0.85)	37.04%	(1.35)
2006 Results As Compared to 2005 Results
The $81.4 million increase in our total revenues in 2006, as compared to 2005, was primarily due to improved Hospitality segment revenues (an increase of $68.5 million), as well as increased revenues at our Opry and Attractions segment (an increase of $9.5 million), each as described more fully below. The $170.5 million increase in our operating expenses in 2006, as compared to 2005, is primarily attributable to the $110.7 million impairment charge incurred in 2006 related to ResortQuest, described more fully below. Increases in our total operating costs (an increase of $47.0 million in 2006 from 2005) and our total selling, general and administrative expenses (an increase of $8.0 million in 2006 from 2005), which are described more fully below, also contributed to the increase in our operating expenses in 2006.
The increased costs described above resulted in an operating loss of $68.4 million for 2006, as compared to operating income of $20.6 million in 2005. While our operating loss in 2006 was primarily responsible for the $45.5 million increase in our net loss in 2006 (as compared to 2005), the following factors, each as described more fully below, served to reduce the size of our net loss in 2006:
•	The recognition of a net unrealized gain on our investment in Viacom and CBS stock and the related secured forward exchange contract of $21.7 million in 2006, as compared to a net unrealized loss of $5.8 million in 2005.

•	Income from unconsolidated companies of $10.6 million in 2006, as compared to income from unconsolidated companies of $2.2 million in 2005, reflecting our equity in earnings from our minority investments in Bass Pro and our two Hawaii hotel joint ventures.

•	A gain on discontinued operations of $3.4 million in 2006, as compared to a loss on discontinued operations of $2.2 million in 2005, described more fully in “Gain (Loss) from Discontinued Operations, Net of Taxes” below.
2005 Results As Compared to 2004 Results
The increase in our total revenues and total operating expenses in 2005, as compared to 2004, was due to improved Hospitality operating segment performance and the related increase in operating expenses necessary to service this revenue, a full year of operations for the Gaylord Texan and increased revenues and operating expenses at our ResortQuest segment. Hospitality segment results, along with a $9.2 million reduction in preopening costs in 2005 as compared to 2004, were primarily responsible for our operating income in 2005, as compared to our operating loss in 2004. However, the ResortQuest segment’s operating loss of $7.7 million in 2005, as compared to an operating loss of $0.2 million in 2004, served to decrease the amount of our operating income in 2005.
Our operating income in 2005 was responsible in part for the reduction in size of our net loss in 2005, as compared to 2004, although the following factors, among others, also impacted our net loss for 2005:

•	The recognition of a net unrealized loss on our investment in Viacom stock and the related secured forward exchange contract of $5.8 million in 2005, as compared to a net unrealized loss of $31.4 million in 2004.

•	An increase in interest expense, net of amounts capitalized, of approximately $18.1 million in 2005, as compared to 2004.

•	A $24.7 million reduction in the amount of our benefit for income taxes in 2005, as compared to 2004.

•	A $5.6 million increase in our other gains and losses, net, in 2005, as compared to 2004.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Improved system-wide Hospitality segment occupancy rates and ADR in 2006 and 2005, described more fully below, which resulted in improved Hospitality RevPAR as compared to prior periods.

•	Improved banquet and catering and other ancillary services revenue at our hotels for 2006 and 2005, described more fully below, which positively impacted Hospitality Total RevPAR as compared to prior periods.

•	Approximately $110.7 million of impairment charges relating to our ResortQuest operations, described more fully below, which negatively impacted our operating performance in 2006.
Recently Adopted Accounting Standards
Prior to January 1, 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying condensed consolidated statement of operations related to stock options for the twelve months ended December 31, 2005 and 2004, as all options granted by us had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 is $4.0 million higher than if we had continued to account for share-based compensation under APB Opinion No. 25. Our diluted loss per share for the year ended December 31, 2006 is $0.10 higher than if we had continued to account for share-based compensation under APB Opinion No. 25. As of December 31, 2006, there was $16.3 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted by us. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Hospitality revenue (1)	$645,437	11.87%	$576,927	21.96%	$473,051
Hospitality operating expenses:
Operating costs	385,817	11.45%	346,179	21.07%	285,930
Selling, general and administrative	96,031	1.24%	94,855	11.50%	85,075
Depreciation and amortization	64,502	2.08%	63,188	7.97%	58,521

Total Hospitality operating expenses	546,350	8.36%	504,222	17.39%	429,526

Hospitality operating income (2)	$99,087	36.29%	$72,705	67.04%	$43,525

Hospitality performance metrics:
Occupancy (6)	78.0%	5.55%	73.9%	4.38%	70.8%
ADR	$155.01	3.53%	$149.73	4.96%	$142.65
RevPAR (3) (6)	$120.93	9.29%	$110.65	9.57%	$100.99
Total RevPAR (4) (6)	$292.47	11.35%	$262.65	16.26%	$225.91
Net Definite Room Nights Booked (5)	1,670,000	-9.24%	1,840,000	16.46%	1,580,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented but only include the results of the Gaylord Texan from April 2, 2004, its first date of operation.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 347,000, 434,000 and 113,000 room nights for the years ended December 31, 2006, 2005 and 2004, respectively, related to Gaylord National, which we expect to open in 2008.

(6)	Excludes 20,048 and 29,551 room nights that were taken out of service during the years ended December 31, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in total Hospitality segment revenue and RevPAR for the year ended December 31, 2006, as compared to the same period in 2005, was due to improved performance in the segment, primarily attributable to increased system-wide occupancy and average daily rate. Although all of our properties experienced improved occupancy during 2006, the increase in system-wide occupancy was primarily driven by the increase in occupancy at Gaylord Opryland, described more fully below. The increase in total Hospitality segment revenue and RevPAR for the year ended December 31, 2005, as compared to the same period in 2004, was due to improved performance in the segment and a full year of results at the Gaylord Texan. Additionally, improved system-wide catering and other ancillary revenues served to supplement the impact of the improved RevPAR upon our Total RevPAR in both 2006 and 2005.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for both the year ended December 31, 2006 and the year ended December 31, 2005, as compared to prior periods, is attributable to an increase in Hospitality segment operating costs, Hospitality segment selling, general and administrative expenses and Hospitality segment depreciation and amortization expense, each as described more fully below.
Hospitality operating costs which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in 2006, as compared to 2005, due to additional costs necessary to service the additional occupancy and the other ancillary revenues. Operating costs at Gaylord Opryland, described more fully below, were a primary driver of this increase. Hospitality segment operating costs increased in the year ended December 31, 2005, as compared to 2004, due primarily to the additional costs necessary to service the additional occupancy and the other ancillary revenues and a full year of operations at the Gaylord Texan.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased only slightly in the year ended December 31, 2006, as compared to the same period in 2005, as increases at Gaylord Opryland and at Gaylord Texan were offset by a decrease at Gaylord Palms, as described below. The increase in Hospitality selling, general and administrative expenses in the year ended December 31, 2005, as compared to the same period in 2004, is due to additional marketing and sales expenditures during the period at Gaylord Opryland, as well as a full year of operations at the Gaylord Texan.
Hospitality depreciation and amortization expense for the year ended December 31, 2006, as compared to the same period in 2005, remained relatively stable. Total Hospitality depreciation and amortization expense increased in the year ended December 31, 2005, as compared to the same period in 2004, due to a full year of depreciation and amortization at the Gaylord Texan.

     Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the years ended December 31, 2006, 2005 and 2004:
     Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Total revenues	$281,224	17.9%	$238,495	14.4%	$208,410
Operating expense data:
Operating costs	172,627	17.5%	146,955	16.6%	126,079
Selling, general and administrative	38,273	4.4%	36,674	15.2%	31,825
Hospitality performance metrics:
Occupancy (1)	80.9%	7.3%	75.4%	7.0%	70.5%
ADR	$145.87	4.6%	$139.43	0.3%	$139.04
RevPAR (1)	$118.06	12.3%	$105.14	7.2%	$98.06
Total RevPAR (1)	$272.63	16.8%	$233.36	18.1%	$197.65

(1)	Excludes 20,048 and 29,551 room nights that were taken out of service during the years ended December 31, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to increased occupancy at the hotel combined with an increased ADR (resulting from higher room rates as compared to the prior period). The increase in occupancy was driven by more group business at the hotel combined with improved transient business in 2006 as compared to 2005. Improved food and beverage and other ancillary revenues, driven primarily by improved catering revenues associated with the hotel’s group business, served to further increase the hotel’s Total RevPAR. Gaylord Opryland’s revenues and operating performance metrics in 2006 were also impacted by the continued multi-year rooms renovation program.
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2005, as compared to the same period in 2004, was due to increased occupancy at the hotel combined with a relatively stable ADR in 2005 (as compared to the prior period). The increase in occupancy was driven by more group business at the hotel and improved transient business (driven by greater consumer response to changes in the hotel’s holiday events) in the fourth quarter of 2005, as compared to 2004. Gaylord Opryland’s revenues and operating performance metrics in 2005 were also impacted by the continued multi-year rooms renovation program.
The increase in operating costs at Gaylord Opryland in 2006, as compared to 2005, was due to the increased labor and other variable costs associated with the higher occupancy levels described above, as well as the additional cost of sales associated with increased food and beverage and other ancillary revenues. The increase in operating costs at Gaylord Opryland in 2005, as compared to 2004, was due to the increased levels of occupancy, and corresponding increase in variable expenses, at the hotel during 2005.
The increase in selling, general and administrative expenses at Gaylord Opryland in 2006, as compared to the same period 2005, was due to additional compensation expense and increased sales and marketing costs. The increase in selling, general and administrative expenses at Gaylord Opryland in 2005, as compared to the same period in 2004, was due to sales and marketing efforts and additional expenses associated with events designed to attract transient guests in the summer and winter months.

     Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Total revenues	$176,634	6.7%	$165,547	6.7%	$155,116
Operating expense data:
Operating costs	101,257	9.3%	92,618	7.9%	85,805
Selling, general and administrative	32,055	-6.0%	34,086	-1.0%	34,413
Hospitality performance metrics:
Occupancy	77.0%	3.9%	74.1%	0.3%	73.9%
ADR	$175.90	3.2%	$170.48	3.6%	$164.61
RevPAR	$135.42	7.2%	$126.32	3.8%	$121.69
Total RevPAR	$344.19	6.7%	$322.58	7.0%	$301.43
The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to a combination of increased occupancy and ADR for the period, driven by higher-paying group meetings and conventions at the hotel during the period. Improved food and beverage and other ancillary revenues, driven primarily by the increased occupancy, served to further increase the hotel’s Total RevPAR. The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the year ended December 31, 2005, as compared to the same period in 2004, was due to relatively stable occupancy, combined with a higher ADR, during the period as a result of higher-paying group meetings and conventions at the hotel during the period.
Operating costs at Gaylord Palms in the years ended December 31, 2006 and 2005, as compared to prior periods, increased due to increases in variable expenses at the hotel, including expenses associated with servicing the increased occupancy and food and beverage revenues during the periods.
The hotel’s selling, general and administrative expenses for the year ended December 31, 2006, as compared to the same period in 2005, decreased due to lower administrative costs in 2006. Selling, general and administrative expenses for the year ended December 31, 2005 remained stable as compared to the same period in 2004.

     Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2006 and 2005, and for the period from April 2, 2004, its date of opening, to December 31, 2004 are as follows:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Total revenues	$178,641	8.3%	$165,015	61.7%	$102,063
Operating expense data:
Operating costs	107,734	4.4%	103,211	46.9%	70,281
Selling, general and administrative	23,887	7.8%	22,149	28.1%	17,286
Hospitality performance metrics:
Occupancy	74.4%	3.8%	71.7%	4.7%	68.5%
ADR	$165.99	2.4%	$162.03	17.3%	$138.19
RevPAR	$123.50	6.3%	$116.20	22.7%	$94.70
Total RevPAR	$323.91	8.3%	$299.20	21.4%	$246.52
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to a combination of higher occupancy and ADR for the period as a result of increased group business. Improved food and beverage and other ancillary revenues, driven primarily by the increased occupancy and the opening of the Glass Cactus entertainment complex in September 2006, served to further increase the hotel’s Total RevPAR. The increase in Gaylord Texan revenue in the year ended December 31, 2005, as compared to the same period in 2004, was due in part to a full year of operations in 2005. The hotel’s maturing operations, higher occupancy and a mix of higher-paying customers led to increased ADR, RevPAR and Total RevPAR in 2005, which also contributed to the increase in revenues.
The increase in operating costs at the Gaylord Texan in the year ended December 31, 2006, as compared to the same period in 2005, is due to the increased labor and other variable costs associated with the higher occupancy levels described above, the additional cost of sales from increased food and beverage and other ancillary revenues, and increased property tax expense. The increase in operating costs at the Gaylord Texan in the year ended December 31, 2005, as compared to the same period in 2004, is due to the hotel’s full year of operations and increased costs necessary to service the increased occupancy.
The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2006, as compared to the same period in 2005, was due primarily to an increase in compensation expense as a result of stock option expense, increased incentive compensation expense, and certain management positions which were vacant during portions of 2005 being filled in 2006. The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2005, as compared to the same period in 2004, was due primarily to the hotel’s full year of operations in 2005.

ResortQuest Segment
     Total Segment Results. The following presents the financial results of our ResortQuest segment for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Total revenues	$225,650	1.6%	$222,003	17.7%	$188,619
Operating expense data:
Operating costs	175,776	-0.1%	176,033	23.8%	142,172
Selling, general and administrative	40,433	-6.1%	43,040	14.8%	37,503
Depreciation and amortization	10,772	1.4%	10,619	15.8%	9,170

Operating loss (1)	$(1,331)	-82.7%	$(7,689)	-3302.2%	$(226)

ResortQuest performance metrics:
Occupancy	50.9%	-4.1%	53.1%	-2.4%	54.4%
ADR	$169.81	8.0%	$157.26	5.8%	$148.64
RevPAR (2)	$86.39	3.4%	$83.56	3.4%	$80.82
Total Units Under Management	14,530	-11.1%	16,353	6.5%	15,358

(1)	ResortQuest operating loss for the year ended December 31, 2006 excludes the effects of an impairment charge of $110.7 million recorded during 2006. See the discussion of impairment and other charges set forth below.

(2)	We calculate ResortQuest RevPAR by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights available to guests for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. ResortQuest RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues primarily as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. The increase in ResortQuest revenues for the year ended December 31, 2006, as compared to the same period in 2005, is due primarily to the net recovery, in the third quarter of 2006, of $4.9 million from our business interruption claim relating to Hurricanes Ivan, Dennis, and Charley, which was offset by lower revenues from our Florida operations and from our real estate brokerage business. The increase in ResortQuest revenues for the year ended December 31, 2005, as compared to the same period in 2004, is due primarily to the addition of units associated with the acquisition of certain units from East West Resorts on January 1, 2005 and of Whistler Lodging Company on February 1, 2005, as well as higher average daily rates, offset by slightly lower occupancy rates.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs. Selling, general and administrative expenses of ResortQuest are comprised of payroll expenses, rent, utilities and various other general and administrative costs. ResortQuest operating costs for the year ended December 31, 2006, as compared to the same period in 2005, remained stable. The decrease in ResortQuest selling, general and administrative expenses for the year ended December 31, 2006, as compared to the same period in 2005, is due to certain non-recurring brand-building expenses incurred in 2005 described below. The increase in ResortQuest operating costs, selling, general and administrative expenses, and depreciation and amortization expense for the year ended December 31, 2005, as compared to the same period in 2004, is due to the addition of units and general and administrative expenses associated with the East-West and Whistler acquisitions and as a result of our investment in brand-building initiatives such as technology, marketing and organizational improvements.

ResortQuest’s results of operations were also impacted by our decision to dispose of certain ResortQuest markets that were considered to be inconsistent with our long term growth strategy. The results of operations of these markets are excluded from the results of continuing operations presented above for all periods presented.
Opry and Attractions Segment
     The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages)
Total revenues	$76,580	14.1%	$67,097	0.8%	$66,565
Operating expense data:
Operating costs	47,944	13.4%	42,263	1.0%	41,837
Selling, general and administrative	17,959	2.1%	17,598	-2.0%	17,965
Depreciation and amortization	5,663	5.9%	5,347	2.5%	5,215

Operating income (1)	$5,014	165.4%	$1,889	22.0%	$1,548

(1)	Opry and Attractions operating income for 2004 excludes the effects of an impairment charge of $1.2 million recorded during 2004. See the discussion of impairment and other charges set forth below.
The increase in revenues in the Opry and Attractions segment for the year ended December 31, 2006, as compared to the same period in 2005, was primarily due to increased revenues at the Grand Ole Opry caused by a combination of increased attendance and ticket prices, increased sales of Grand Ole Opry-related merchandise and increased revenues from our Ryman Auditorium concert series and Corporate Magic event planning business. Opry and Attractions segment revenues for the year ended December 31, 2005, as compared to the same period in 2004, remained stable.
The increase in Opry and Attractions operating costs for the year ended December 31, 2006, as compared to the prior period, was due primarily to additional labor and other variable costs, including cost of sales, related to the increased revenues described above. Opry and Attractions operating costs for the year ended December 31, 2005, as compared to the prior period, remained stable.
Opry and Attractions selling, general and administrative expenses remained stable in 2006 and 2005, as compared to prior periods.
Corporate and Other Segment
     The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Total revenues	$255	-50.2%	$512	32.0%	$388
Operating expense data:
Operating costs	8,918	27.1%	7,019	-15.3%	8,285
Selling, general and administrative	39,766	29.5%	30,710	-1.3%	31,117
Depreciation and amortization	4,903	21.1%	4,049	-14.5%	4,737

Operating loss (1)	$(53,332)	29.2%	$(41,266)	-5.7%	$(43,751)

(1)	Corporate and Other operating loss for 2004 excludes the effects of an adjustment to restructuring charges of $0.2 million recorded during 2004. See the discussion of impairment and other charges and restructuring charges set forth below.

Corporate and Other group revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the year ended December 31, 2006, as compared to the same period in 2005, primarily due to an increase in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the year ended December 31, 2006, as compared to the same period in 2005, due primarily to stock option expense that was recorded in 2006 that was not recorded in 2005 as a result of our adoption of Statement 123(R), Share-Based Payment, effective January 1, 2006, as well as increases in other employment-related expenses. Corporate and Other selling, general and administrative expenses during 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to a newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the year ended December 31, 2006, as compared to the same period in 2005, due to an increase in information technology equipment and capitalized electronic data processing software costs placed in service.
Corporate and Other operating costs decreased in 2005, as compared to 2004, due to a reduction in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses remained relatively stable in 2005, as compared to 2004, driven by the naming rights agreement settlement and the contribution of stock to the Gaylord charitable foundation described above. Corporate and Other depreciation and amortization expense decreased in 2005, as compared to the same period in 2004, due to the retirement of certain depreciable assets.
Operating Results - Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs for the twelve months ended December 31, 2006 were $7.2 million, of which $6.4 million was related to the construction of the Gaylord National and $0.8 million was related to the construction of the new Glass Cactus entertainment complex at the Gaylord Texan.
Preopening costs decreased in 2005, as compared to 2004, due to the opening of the Gaylord Texan in April 2004. In 2004 preopening costs related to the Gaylord Texan were $13.7 million.
Operating Results - Impairment and other charges
During 2006, we incurred total impairment charges of $110.7 million related to goodwill and other long-lived assets of ResortQuest as further discussed below.
We evaluated our goodwill and intangible assets with indefinite useful lives for impairment as of December 31, 2006 as described in Note 1 to the consolidated financial statements included herewith. In connection with this impairment test, we determined that the fair value of the ResortQuest trade name, which is an intangible asset with an indefinite useful life, was less than its carrying value. In accordance with SFAS No. 142, we recorded an impairment charge of $12.1 million to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, we determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, we measured the impairment of goodwill as described in Note 1 to the consolidated financial statements included herewith and recorded an impairment charge of $85.0 million to write down the carrying values of goodwill at the impaired reporting units to their implied fair values.
During 2005 and 2006, we were developing a new enterprise property management system for ResortQuest named ReQuest. We indefinitely suspended the development of ReQuest during the fourth quarter of 2006. As a result of this decision, we determined that there had been a significant change in the extent or manner in which the system was expected to be used and it was no longer probable that ReQuest would be completed and placed in service, both of which are indicators that the carrying value of the asset may not be recoverable under SFAS No. 144 and SOP 98-1. In accordance with SFAS No. 144, we determined that the carrying value of ReQuest was not recoverable and recorded an impairment charge of $12.6 million to write off the carrying value of ReQuest. Also in accordance with SFAS No. 144, we determined that the management contracts at a certain market of ResortQuest were not recoverable and recorded an impairment charge of $0.2 million to write down the carrying values of those management contracts to their fair value.
As a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, we assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets. These impairment charges reflect the amounts by which the carrying values of the related reporting unit or intangible asset exceeded their estimated fair values.
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
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net (loss) income for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(71,719)	-2.0%	$(73,169)	32.9%	$(55,064)
Interest income	3,135	26.5%	2,478	65.1%	1,501

Unrealized gain (loss) on Viacom stock and derivatives, net	21,719	-471.3%	(5,849)	-81.4%	(31,381)
Income from unconsolidated companies	10,565	387.1%	2,169	-43.3%	3,825
Other gains and (losses)	9,469	42.2%	6,660	511.6%	1,089
Benefit for income taxes	(12,445)	-18.6%	(15,284)	-61.7%	(39,956)
Gain (loss) from discontinued operations, net of taxes	3,397	-257.5%	(2,157)	-326.3%	953

Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased $1.5 million to $71.7 million (net of capitalized interest of $10.7 million) in 2006, due primarily to an $8.0 million increase in capitalized interest, the effect of which was partially offset by the impact of higher average debt balances during 2006. The increase in capitalized interest was primarily related to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 6.5 % in 2006 as compared to 6.3% in 2005.
Interest expense, net of amounts capitalized, increased $18.1 million to $73.2 million (net of capitalized interest of $2.7 million) in 2005 as compared to 2004, due primarily to higher average debt balances during 2005, the write-off of $0.5 million of deferred financing costs in 2005 in connection with the replacement of our $100.0 million credit facility, and a $2.8 million decrease in capitalized interest. Capitalized interest decreased from $5.5 million during 2004 to $2.7 million during 2005 as a result of the opening of the Gaylord Texan in April 2004. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 6.3% in 2005 as compared to 5.2% in 2004.
As further discussed in Note 9 to our consolidated financial statements for the year ended December 31, 2006 included herewith, the secured forward exchange contract related to our Viacom Stock and CBS Stock investments resulted in non-cash interest expense of $26.9 million, $26.9 million and $27.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Interest Income
The increase in interest income during the year ended December 31, 2006, as compared to the same period in 2005, is due to higher cash balances invested in interest-bearing accounts and increased interest rates. The increase in interest income during the year ended December 31, 2005, as compared to the same period in 2004, is due to higher cash balances invested in interest-bearing accounts and increased interest rates.
Unrealized Gain (Loss) on Viacom and CBS Stock and Derivatives, Net
In 2000 we entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.
Effective January 3, 2006, Viacom, Inc. completed a transaction to separate Viacom, Inc. into two publicly traded companies named Viacom, Inc. and CBS Corporation by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of Viacom, Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of Viacom, Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, the Company exchanged its 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock effective January 3, 2006.
For the year ended December 31, 2006, we recorded net pretax gains of $38.3 million related to the increase in fair value of the Viacom and CBS stock. For the year ended December 31, 2006, we recorded net pretax losses of $16.6 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract.
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

Income From Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2006, 2005 and 2004 consisted of equity method income (loss) from these investments as follows:

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
	(in thousands, except percentages and performance metrics)
Bass Pro	$12,252	508.9%	$2,012	-47.4%	$3,825
RHAC Holdings, LLC	(835)	-631.8%	157	n/a	—
Waipouli Holdings, LLC	(852)	n/a	—	n/a	—

Total	$10,565	387.1%	$2,169	-43.3%	$3,825

     Bass Pro. On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC, Tracker Marine Retail, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC, Tracker Marine Retail, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Group, LLC. Because the new entity owns these additional businesses, our ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, we continue to account for our investment in Bass Pro under the equity method of accounting.
In the second quarter of 2005, Bass Pro restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro accounts for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro was immaterial to our consolidated financial statements in all prior periods. Therefore, we have reflected our $1.7 million share of the restatement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
     RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (the “Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
     For the year ended December 31, 2006 and the period June 1, 2005 to December 31, 2005, ResortQuest earned total fees of $1.9 million and $1.5 million, respectively, from its management agreement with RHAC, LLC. Subsequent to its purchase by RHAC, LLC, the Waikiki Hotel was renamed the ResortQuest Waikiki Beach Hotel. During December 2005, RHAC, LLC sold the Mauka Tower, a 72-room hotel adjacent to the Waikiki Hotel. The Company received a cash distribution of $2.3 million from RHAC Holdings, LLC for its share of the proceeds from the sale. On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel loans with Greenwich Capital Financial Products, Inc., which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. RHAC, LLC used the proceeds from this refinancing primarily to fund a renovation project at the Waikiki Hotel.
     Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). On June 20, 2006, we entered into a joint venture with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (the “Kauai Hotel”) for an aggregate purchase price of $68.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 senior loan secured by the Kauai Hotel, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a five-year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
For the period June 21, 2006 to December 31, 2006, ResortQuest earned total fees of $0.6 million from its management agreement with Waipouli Owner, LLC. In October 2006, Waipouli Owner, LLC requested RREEF and us to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. We elected not to make the requested capital contribution, which diluted our ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of December 31, 2006.
Other Gains and (Losses)
Our other gains and (losses) for the year ended December 31, 2006 primarily consisted of the receipt of a dividend distribution related to our investment in CBS stock, a gain which resulted from the collection of a note receivable previously considered uncollectible, as more fully described below, and other miscellaneous income and expenses.
During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. We accelerated the note and demanded payment in full. We also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, we assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and we received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to us. Because we assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the recovery of this note receivable resulted in a net gain of $5.4 million during the first quarter of 2006. In July 2006, we received $0.5 million in cash in full settlement of the secured administrative claim, which resulted in a gain of $0.5 million during the third quarter of 2006.
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

Benefit for Income Taxes
The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	7%	-1%	8%
Tax effect of goodwill impairment charge	-27%	0%	0%
Other	-2%	-2%	-1%

	13%	32%	42%

The decrease in our effective tax rate for the year ended December 31, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to a benefit resulting from a change in tax rates used to value prior year state tax deferred tax assets due to realignment of legal entities and the tax effect of non-deductible impairment charges.
The decrease in our effective tax rate for the year ended December 31, 2005, as compared to our effective tax rate for the same period in 2004, was due primarily to a change in the rate used to value certain prior year state deferred tax assets.
Gain (Loss) from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the years ended December 31, 2006, 2005 and 2004, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of $44,000 and $0.8 million during 2006 and 2005, respectively, related to employee severance benefits in the discontinued markets. Based on its decision to dispose of these markets, we also recorded pre-tax impairment charges of $2.8 million during 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million. In order to determine the impairment losses related to goodwill, fixed assets, and intangible assets of these markets, we determined the fair value of each market or long-lived asset based on current negotiations of sales prices with potential buyers of each market.
We completed the sale of four of these markets during the fourth quarter of 2005 for approximately $1.4 million in cash. We recognized a pretax loss of $0.4 million during the fourth quarter of 2005 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations. The pre-tax loss on these sales included the writeoff of $1.0 million in goodwill related to the markets sold. We completed the sale of two more of these markets during the first quarter of 2006. In exchange for the assets associated with these two markets, the buyers of these markets assumed $0.9 million in liabilities associated with the markets and we paid the buyers $0.7 million in cash. We recognized a pretax loss of $0.3 million during the first quarter of 2006 related to these two sales, which is recorded in income from discontinued operations in the consolidated statement of operations. We completed the sale of the remaining two markets in the second quarter of 2006. In exchange for the assets associated with these two markets, the buyers of these markets assumed $0.3 million in liabilities associated with the markets and we paid the buyer $0.2 million in cash. We recognized a pretax loss of $0.5 million during the second quarter of 2006 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations.
During the second quarter of 2006, we completed the sale of one additional market of our ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with our long term growth strategy, for approximately $1.5 million in cash. We recognized a pretax gain of $0.7 million during the second quarter of 2006 related to this sale, which is recorded in income from discontinued operations in the consolidated statement of operations. The pre-tax gain on this sale included the write-off of $0.5 million in goodwill related to the market sold. We did not record any restructuring charges in connection with the sale of this market.

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
The following table reflects the results of operations of businesses accounted for as discontinued operations for the years-ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
REVENUES:
ResortQuest Discontinued Markets	$2,320	$18,212	$20,830

OPERATING (LOSS) INCOME:
ResortQuest Discontinued Markets	$(641)	$(1,022)	$514
International Cable Networks	6	—	—
Acuff-Rose Music Publishing	—	—	1
Word Entertainment	—	—	40
Impairment charges	—	(2,749)	—
Restructuring charges	(44)	(840)	—

Total operating (loss) income	(679)	(4,611)	555

INTEREST EXPENSE	—	—	—
INTEREST INCOME	11	34	20
OTHER GAINS AND (LOSSES)
ResortQuest Discontinued Markets	(115)	(397)	—
Word Entertainment	235	—	—
International Cable Networks	(19)	—	—
Radio Operations	—	136	—
Acuff-Rose Music Publishing	—	—	1,015

Total other gains and (losses)	101	(261)	1,015

(Loss) income before (benefit) provision for income taxes	(567)	(4,838)	1,590
(BENEFIT) PROVISION FOR INCOME TAXES	(3,964)	(2,681)	637

Gain (loss) from discontinued operations	$3,397	$(2,157)	$953

Included in other gains and (losses) in 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. Included in other gains and (losses) in 2005 is a pre-tax loss of $0.4 million on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in 2005 and 2004 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items. The benefit for income taxes for 2006 primarily results from us settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the years ended December 31 (in thousands):

	2006	2005	2004
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$114,312	$80,743	$56,674
Net cash flows used in operating activities — discontinued operations	(3,453)	(478)	(1,271)

Net cash flows provided by operating activities	110,859	80,265	55,403

Investing Cash Flows:
Purchases of property and equipment	(294,947)	(129,540)	(127,527)
Other	(11,404)	19,447	32,381

Net cash flows used in investing activities — continuing operations	(306,351)	(110,093)	(95,146)
Net cash flows provided by (used in) investing activities — discontinued operations	541	1,195	(292)

Net cash flows used in investing activities	(305,810)	(108,898)	(95,438)

Financing Cash Flows:
Repayment of long-term debt	(1,000)	—	(199,181)
Proceeds from issuance of long-term debt	155,000	20,000	225,000
Other	18,500	26,487	(1,459)

Net cash flows provided by financing activities — continuing operations	172,500	46,487	24,360
Net cash flows provided by (used in) financing activities — discontinued operations	4,294	(2,142)	(82)

Net cash flows provided by financing activities	176,794	44,345	24,278

Net change in cash and cash equivalents	$(18,157)	$15,712	$(15,757)

     Cash Flow From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures.
During 2006, our net cash flows provided by our operating activities — continuing operations were $114.3 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment and other charges, income tax benefit, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and losses on sales of certain fixed assets of approximately $110.3 million, as well as favorable changes in working capital of approximately $4.0 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accounts payable, interest, taxes, incentive compensation, and other compensation. These favorable changes in working capital were partially offset by an increase in trade receivables due to a change in the timing of guest lodging versus payments received, as well as a decrease in receipts of deposits on advance bookings of the beach vacation properties managed by ResortQuest. The decrease in receipts of deposits on advance bookings of beach vacation properties is the result of a decrease in the number of beach units managed by ResortQuest and a decline in the pace of advance bookings at these properties during 2006 as compared to 2005. However, this decrease in receipts of deposits on advance bookings of beach vacation properties was partially offset by an increase in deposits received on advance bookings of mountain vacation properties managed by ResortQuest as a result of an increase in the pace of advance bookings at these properties.
During 2005, our net cash flows provided by our operating activities — continuing operations were $80.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies, dividends received from unconsolidated companies, and gains on sales of certain fixed assets of approximately $67.4 million, as well as favorable changes in working capital of approximately $13.4 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, incentive compensation, utilities, and expenses associated with the Christmas show at Gaylord Opryland, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advanced bookings and deposits received by the Gaylord Opryland and Gaylord Texan). These favorable changes in working capital were partially offset by an increase in trade receivables due to a change in the timing of guest lodging versus payments received at Gaylord Opryland and ResortQuest, as well as the payment of a portion of the accrued advertising expenses associated with the Naming Rights Agreement pursuant to the settlement of litigation associated with that agreement.
During 2004, our net cash flows provided by operating activities — continuing operations were $56.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, impairment charges, income from unconsolidated companies, and loss on sale of First Resort Software assets of approximately $43.0 million, as well as favorable changes in working capital of approximately $13.7 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, advertising expenses, and other accrued expenses, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to advance bookings at the recently constructed Gaylord Texan which opened in April 2004 and the timing of deposits received by the Gaylord Palms). These favorable changes in working capital were partially offset by an increase in trade receivables due to the opening of the Gaylord Texan, as well as a slight decrease in receipts of deposits on advance bookings of vacation properties at ResortQuest.
     Cash Flows From Investing Activities. During 2006, our primary uses of funds and investing activities were the purchase of property and equipment totaling $294.9 million. Our capital expenditures during 2006 included construction at Gaylord National of $208.3 million, approximately $26.8 million at Gaylord Texan primarily related to the construction of the new Glass Cactus entertainment complex and the acquisition of a parcel of land adjacent to the hotel, approximately $26.0 million at Gaylord Opryland primarily related to a room refurbishment project, and approximately $13.0 million related to ResortQuest.
During 2005, our primary uses of funds and investing activities were the purchase of property and equipment totaling $129.5 million and the purchases of two businesses (Whistler Lodging Company, Ltd. and East West Resorts), which totaled $20.2 million. Our capital expenditures during 2005 included construction at Gaylord National of $58.2 million, continuing construction at the Gaylord Texan of $17.9 million, approximately $25.8 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project, and approximately $15.2 million related to ResortQuest. We also collected a $7.5 million note receivable from Bass Pro and received proceeds from the sale of assets totaling approximately $10.5 million in 2005.
During 2004, our primary uses of funds and investing activities were the purchases of property and equipment which totaled $127.5 million. These capital expenditures included continued construction at the Gaylord Texan of $96.1 million, approximately $4.4 million related to the development of the Gaylord National hotel and approximately $12.2 million related to Gaylord Opryland.
     Cash Flows From Financing Activities. The Company’s cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2006, the Company’s net cash flows provided by financing activities – continuing operations were $172.5, reflecting $155.0 million of borrowings under the $600.0 million credit facility, $13.0 million in proceeds received from the exercise of stock options, and a $4.0 million decrease in restricted cash and cash equivalents. During 2005, the Company’s net cash flows provided by financing activities – continuing operations of $46.5 million reflected primarily a $20.0 million borrowing under the new $600.0 million credit facility, a $26.6 million decrease in restricted cash and cash equivalents, and $9.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility. During 2004, the Company’s net cash flows provided by financing activities – continuing operations were $24.4 million, primarily reflecting the issuance of $225.0 million in 6.75% Senior Notes and the repayment of $199.2 million in debt outstanding under the Nashville Hotel Loan, described below.
Working Capital
As of December 31, 2006, we had total current assets of $737.7 million and total current liabilities of $895.0 million, which resulted in a working capital deficit of $157.3 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties. These deferred revenue liabilities do not require future cash payments by us.

Also, the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us matures in May 2007. We have classified the debt and derivative liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom stock and CBS stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of December 31, 2006. However, at expiration, we may elect to settle the obligation associated with the secured forward exchange contract by delivering all or a portion of the Viacom Stock and CBS Stock, so this obligation should also not require future cash payments by us. A complete description of the secured forward exchange contract is contained in Note 9 to our consolidated financial statements included herewith.
At the expiration of the secured forward exchange contract, we will also be required to pay the deferred taxes relating thereto. This deferred tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of December 31, 2006, is estimated to be $141 million, which we anticipate will be reduced by approximately one-third to one-half through the application of our federal and state income tax net operating loss carryforwards and federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets.
We believe our current assets, cash flows from operating activities, cash generated from the sale of non-core assets, and availability under our $600.0 million credit facility will be sufficient to repay our current liabilities as they become due.
Principal Debt Agreements
     $600 Million Revolving Credit Facility. On March 10, 2005, we entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. Our new credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow us, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature in March 9, 2010. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We are required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
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
As of December 31, 2006, we were in compliance with the foregoing covenants. As of December 31, 2006, $175 million in borrowings were outstanding under the revolving credit facility, and the lending banks had issued $12.2 million of letters of credit under the revolving credit facility for us. The revolving credit facility is cross-defaulted to our other indebtedness.
     8% Senior Notes. We have outstanding $350 million in aggregate principal amount of senior notes bearing an interest rate of 8% (the “8% Senior Notes”). We have also entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi- annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.
          6.75% Senior Notes. We also have outstanding $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “6.75% Senior Notes”). The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the 6.75% Senior Notes before November 15, 2007 with the net cash proceeds from certain equity offerings. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
Future Developments
As more fully described in “Overall Outlook” above, we are currently developing the Gaylord National Resort & Convention Center in Prince George’s County, Maryland. Also, as described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country, including Chula Vista, California.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2006, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$750,000	$—	$—	$175,000	$575,000
Capital leases	3,926	1,034	1,570	1,322	—
Promissory note payable to Nashville Predators	4,000	1,000	2,000	1,000	—
Construction commitments	218,855	218,855	—	—	—
Operating leases (1)	705,338	12,055	19,408	13,542	660,333
Other	525	175	350	—	—

Total contractual obligations	$1,682,644	$233,119	$23,328	$190,864	$1,235,333

(1)	The total operating lease commitments of $705.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations, and promissory note payable to Nashville Predators. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements for the year ended December 31, 2006 included herewith for a discussion of the interest we paid during 2006, 2005 and 2004.
The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom stock and CBS stock owned by us. At the expiration of the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto. This deferred tax liability is estimated to be $141 million, which we anticipate will be reduced by approximately one third to one-half through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets. A complete description of the secured forward exchange contract is contained in Note 9 to our consolidated financial statements for the year-ended December 31, 2006 included herewith.
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
     Revenue recognition. We recognize revenue from our hotel rooms as earned on the close of business each day that a stay occurs. Revenues from concessions and food and beverage sales are recognized at the time of the sale. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
     We earn revenues from ResortQuest through property management fees, service fees and other sources. We receive property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on our proportionate share of the total rental price of the vacation condominium or home. We provide or arrange through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. We recognize other revenues primarily related to real estate broker commissions. We recognize revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. Prior to the sale of First Resort Software, Inc. in December 2004, we also sold an integrated software package specifically designed for the vacation property management business, along with ongoing service contracts. Software and maintenance revenues were recognized when the systems were installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized. We defer revenues related to deposits on advance bookings of rooms and vacation properties and advance ticket sales at our tourism properties.
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
     The key assumptions used to determine the fair value of our ResortQuest reporting units for purposes of evaluating goodwill for impairment included (a) a perpetuity cash flow period, (b) a nominal terminal value, (c) a discount rate of approximately 16%, which was based on our weighted average cost of capital adjusted for the risks associated with the operations of ResortQuest, (d) a tax rate of 39%, and (e) a terminal cash flow growth rate of 2.0% for reporting units located in the United States Mainland and 3.0% for reporting units located in Hawaii. The key assumptions used to determine the fair value of our Corporate Magic reporting unit for purposes of evaluating goodwill for impairment included (a) a perpetuity cash flow period, (b) a nominal terminal value, (c) a discount rate of approximately 13%, which was based on our weighted average cost of capital adjusted for the risks associated with the operations of Corporate Magic where applicable, (d) a tax rate of 38%, and (e) a terminal cash flow growth rate of 3.0%. These assumptions and judgments are subject to change, which could cause a different conclusion regarding impairment or a different calculation of an impairment loss.

     As more fully described in “Operating Results — Impairment and other charges” above, we recorded impairment charges of $110.7 million during 2006 to write down the carrying value of the trade name, management contracts, property management system, and goodwill related to ResortQuest in accordance with SFAS No. 144 and SFAS No. 142.
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
     Derivative financial instruments. We utilize derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities and the prices at which we purchase natural gas and electricity for our hotels. We record derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
     We obtain valuations of our derivative assets and liabilities from counterparties and record changes in the derivative assets and liabilities based on those valuations. The derivative assets and liabilities held by us at December 31, 2006 include a secured forward exchange contract with respect to 5,468,950 shares of Viacom stock and 5,468,950 shares of CBS stock, a fixed to variable interest rate swap, and ten fixed to variable natural gas price swaps. The measurement of these derivatives’ fair values requires the use of estimates and assumptions.
     The key assumption used to determine the fair value of our secured forward exchange contract was the underlying value of the Viacom stock and CBS stock. Changes in this assumption could materially impact the determination of the fair value of the secured forward exchange contract and the related net gain or loss on the investment in Viacom stock and CBS stock and related derivatives. For example, a 5% increase in the combined fair market value of the Viacom stock and CBS stock at December 31, 2006 would have resulted in an increase of $4,000 in the 2006 net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives. Likewise, a 5% decrease in the combined fair market value of the Viacom stock and CBS stock at December 31, 2006 would have resulted in a decrease of $0.1 million in the 2006 net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives. The key assumption used to determine the fair value of our fixed to variable interest rate swap was changes in LIBOR interest rates. Changes in this assumption could materially impact the determination of the fair value of this derivative and the related charge to 2006 interest expense. For example, if LIBOR rates were to increase by 100 basis points each, our annual net interest cost on debt amounts associated with this interest rate swap would increase by approximately $1.3 million. The key assumption used to determine the fair value of our fixed to variable natural gas price swaps was the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2006 as quoted on the New York Mercantile Exchange. Changes in this assumption could materially impact the determination of the fair value of this derivative and the related charge to other comprehensive income and operating costs. For example, if the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2006 as quoted on the New York Mercantile Exchange was to increase or decrease by 5%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of December 31, 2006 would have decreased or increased by $0.1 million.
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
     We have federal and state net operating loss and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards and tax credit carryforwards. At December 31, 2006, we had federal net operating loss carryforwards of $172.8 million, federal tax credits of $7.3 million, state net operating loss carryforwards of $437.2 million and foreign net operating loss carryforwards of $15.0 million. A valuation allowance of $16.3 million has been provided for certain state and foreign deferred tax assets, including loss carryforwards, as of December 31, 2006. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, we will be required to adjust our deferred tax valuation allowance in the period in which we determine recovery is not probable.
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
     The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate increased from 5.50% at September 30, 2005 to 5.75% at September 30, 2006 for the retirement and postretirement benefit other than pension plans.
     We determine the expected return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies. The expected return on plan assets is a long-term assumption and generally does not change annually. The expected return on plan assets assumption used for determining net periodic pension expense for 2006 and 2005 was 8.0%. Our historical actual return averaged 7.9% for the ten-year period ended December 31, 2006.
     The mortality rate assumption used for determining future benefit obligations as of September 30, 2006 and 2005 was based on the RP 2000 Combined Mortality Tables. The mortality rate assumption used for determining future benefit obligations as of September 30, 2004 was based on the 1983 Group Annuity Mortality Tables. We changed the basis for our mortality rate assumption in 2005 because we believe the RP 2000 Mortality Tables provides more current data on mortality rates. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
     While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2006 net period pension expense by approximately $1.0 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2006 net periodic pension expense by approximately $0.5 million.
     A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2006 net postretirement benefit expense by approximately $33,000 and $61,000, respectively. Finally, a 1% increase in the assumed health care cost trend rate each year would increase the aggregate of the service and interest cost components of 2006 net postretirement benefit expense by $0.1 million. Conversely, a 1%

decrease in the assumed health care cost trend rate each year would decrease the aggregate of the service and interest cost components of 2006 net postretirement benefit expense by approximately $0.1 million.
Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other applicable accounts. We do not expect that the adoption will have a significant impact on our financial position and results of operation. The adoption of FIN 48 could result in greater volatility in the effective tax rate and balance sheet classification in future financial statements due to measurement of uncertain tax positions relating to new federal and state guidance and court decisions.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt the provisions of this statement beginning in the first quarter of 2008. We are assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. Statement 158 did not have an effect on our consolidated financial condition at December 31, 2005 or 2004. Statement 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. We will adopt the measurement date provision in the fiscal year ending December 31, 2008. We are assessing the impact the adoption of the measurement date provision will have on its consolidated financial position and results of operations.
Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is from changes in the value of our investment in Viacom stock and CBS stock, changes in interest rates and changes in natural gas prices.
Risk Related to a Change in Value of our Investment in Viacom Stock and CBS Stock
     Prior to January 3, 2006, we held an investment of 10.9 million shares of Viacom Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000.
     We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. Effective January 3, 2006, Viacom completed a transaction to separate Viacom into two publicly traded companies named Viacom, Inc. and CBS Corporation by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of Viacom, Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of Viacom, Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, we exchanged our 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock effective January 3, 2006.

     The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock, while providing for participation in increases in the combined fair market value. At December 31, 2006, the fair market value of our investment in the 5.5 million shares of Viacom stock was $224.4 million, or $41.03 per share, and the fair market value of our investment in the 5.5 million shares of CBS stock was $170.5 million, or $31.18 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of December 31, 2006.
     Changes in the market price of the Viacom stock and CBS stock could have a significant impact on future earnings. For example, a 5% increase in the combined fair market value of the Viacom stock and CBS stock at December 31, 2006 would have resulted in an increase of $4,000 in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for 2006. Likewise, a 5% decrease in the combined fair market value of the Viacom stock and CBS stock at December 31, 2006 would have resulted in a decrease of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for 2006.
Risk Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our new $600 million credit facility.
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
     Borrowings outstanding under our $600 million credit facility bear interest at an annual rate at our election of either LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on our financial performance. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $600.0 million credit facility as of December 31, 2006 would increase by approximately $1.8 million.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2006. As a result, the interest rate market risk implicit in these investments at December 31, 2006, if any, is low.
Risk Related to Changes in Natural Gas Prices
     As of December 31, 2006, we held ten fixed to variable natural gas price swaps with respect to the purchase of 197,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have terms of up to five months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $7.78 per dekatherm. These natural gas price swaps are deemed effective and therefore the hedges have been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2006 as quoted on the New York Mercantile Exchange was to increase or decrease by 5%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of December 31, 2006 would have decreased or increased by $0.1 million.
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

Summary
     Based upon our overall market risk exposures at December 31, 2006, we believe that the effects of changes in the stock price of our Viacom stock and CBS stock, interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is provided under the caption “Market Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page F-1 of this Annual Report on Form 10-K and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to ensure that information is recorded, processed, summarized and reported in a manner to allow appropriate and timely decisions regarding required disclosures by the Exchange Act within the time period specified in the rules and forms of the Securities and Exchange Commission.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page F-3 and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Michael Bender, Robert P. Bowen, E.K. Gaylord II, and R. Brad Martin currently serve as members of the Audit Committee. Our Board of Directors has determined that Robert P. Bowen is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act listing standards of the New York Stock Exchange.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and restated charters for our Audit Committee, Human Resources Committee, and Nominating and Corporate Governance Committee. You can access our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters on our website at www.gaylordentertainment.com or request a copy of any of the foregoing by writing to the following address: Gaylord Entertainment Company, Attention: Secretary, One Gaylord Drive, Nashville, Tennessee 37214. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics, Corporate Governance Guidelines or current committee charters on its website. In accordance with the corporate governance listing standards of the New York Stock Exchange, the Company has designated Mr. Ralph Horn as the lead director at all meetings of non-management directors, which meetings will be held on a regular basis. Stockholders, employees and other interested parties may communicate with Mr. Horn, individual non-management directors, or the non-management directors as a group, by email at boardofdirectors@gaylordentertainment.com.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the discussions under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2006,” “Outstanding Equity Awards at Fiscal Year End December 31, 2006,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2006,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change in Control,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Election of Directors — Compensation of Directors” and “Compensation Committee Report” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2006” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors — Independence of Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
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

(a)(2) Financial Statement Schedules
The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2006	S-2
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2005	S-3
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2004	S-4
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

GAYLORD ENTERTAINMENT COMPANY
	By:	/s/ Colin V. Reed
Colin V. Reed
February 28, 2007		Chairman of the Board of Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors,	February 28, 2007
Colin V. Reed	President and Chief Executive Officer

/s/ Michael J. Bender	Director	February 28, 2007
Michael J. Bender

/s/ Robert P. Bowen	Director	February 28, 2007
Robert P. Bowen

/s/ E.K. Gaylord, II	Director	February 28, 2007
E.K. Gaylord, II

/s/ E. Gordon Gee	Director	February 28, 2007
E. Gordon Gee

/s/ Ralph Horn	Director	February 28, 2007
Ralph Horn

/s/ Ellen Levine	Director	February 28, 2007
Ellen Levine

/s/ R. Brad Martin	Director	February 28, 2007
R. Brad Martin

/s/ Michael D. Rose	Director	February 28, 2007
Michael D. Rose

/s/ Michael I. Roth	Director	February 28, 2007
Michael I. Roth

/s/ David C. Kloeppel	Executive Vice President and	February 28, 2007
David C. Kloeppel	Chief Financial Officer (Principal Financial Officer)

/s/ Rod Connor	Senior Vice President and Chief	February 28, 2007
Rod Connor	Administrative Officer (Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2006 and 2005 and for Each of the Three Years in the Period Ended December 31, 2006
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Consolidated Statements of Operations for the Years ended December 31, 2006, 2005, and 2004	F-4
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005, and 2004	F-6
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006, 2005, and 2004	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as well as its method of accounting for defined benefit pension and other postretirement benefit plans.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in this Annual Report, that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Gaylord Entertainment Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 28, 2007

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except per share data)

	2006	2005	2004
REVENUES	$947,922	$866,539	$728,623
OPERATING EXPENSES:
Operating costs	618,455	571,494	478,224
Selling, general and administrative	194,189	186,203	171,660
Preopening costs	7,174	5,005	14,205
Impairment and other charges	110,710	—	1,212
Restructuring charges	—	—	196
Depreciation	75,176	72,620	68,728
Amortization	10,664	10,583	8,915

Operating (loss) income	(68,446)	20,634	(14,517)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(71,719)	(73,169)	(55,064)
INTEREST INCOME	3,135	2,478	1,501
UNREALIZED GAIN (LOSS) ON VIACOM STOCK	38,337	(41,554)	(87,914)
UNREALIZED (LOSS) GAIN ON DERIVATIVES	(16,618)	35,705	56,533
INCOME FROM UNCONSOLIDATED COMPANIES	10,565	2,169	3,825
OTHER GAINS AND (LOSSES)	9,469	6,660	1,089

Loss before benefit for income taxes and discontinued operations	(95,277)	(47,077)	(94,547)
BENEFIT FOR INCOME TAXES	(12,445)	(15,284)	(39,956)

Loss from continuing operations	(82,832)	(31,793)	(54,591)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	3,397	(2,157)	953

Net loss	$(79,435)	$(33,950)	$(53,638)

(LOSS) INCOME PER SHARE:
Loss from continuing operations	$(2.04)	$(0.79)	$(1.38)
Gain (loss) from discontinued operations, net of taxes	0.08	(0.06)	0.03

Net loss	$(1.96)	$(0.85)	$(1.35)

(LOSS) INCOME PER SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(2.04)	$(0.79)	$(1.38)
Gain (loss) from discontinued operations, net of taxes	0.08	(0.06)	0.03

Net loss	$(1.96)	$(0.85)	$(1.35)

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$40,562	$58,719
Cash and cash equivalents — restricted	15,715	19,688
Short term investments	394,913	—
Trade receivables, less allowance of $1,342 and $2,471, respectively	39,458	37,154
Estimated fair value of derivative assets	207,428	—
Deferred financing costs	10,461	26,865
Deferred income taxes	—	8,861
Other current assets	29,106	29,276
Current assets of discontinued operations	28	7,726

Total current assets	737,671	188,289

Property and equipment, net of accumulated depreciation	1,638,443	1,404,211
Intangible assets, net of accumulated amortization	22,688	27,768
Goodwill	87,331	177,556
Indefinite lived intangible assets	28,254	40,315
Investments	84,488	429,295
Estimated fair value of derivative assets	—	220,430
Long-term deferred financing costs	15,579	29,144
Other long-term assets	18,065	14,135
Long-term assets of discontinued operations	—	1,447

Total assets	$2,632,519	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,034	$1,825
Secured forward exchange contract	613,054	—
Accounts payable and accrued liabilities	222,717	186,540
Deferred income taxes	56,628	—
Current liabilities of discontinued operations	578	7,802

Total current liabilities	895,011	196,167

Secured forward exchange contract	—	613,054
Long-term debt and capital lease obligations, net of current portion	753,572	598,475
Deferred income taxes	96,537	177,652
Estimated fair value of derivative liabilities	2,610	1,994
Other long-term liabilities	86,525	96,488
Long-term liabilities of discontinued operations	238	193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,804 and 40,307 shares issued and outstanding, respectively	408	403
Additional paid-in capital	694,941	670,828
Retained earnings	118,885	198,320
Unearned compensation	—	(1,673)
Accumulated other comprehensive loss	(16,208)	(19,311)

Total stockholders’ equity	798,026	848,567

Total liabilities and stockholders’ equity	$2,632,519	$2,532,590

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(79,435)	$(33,950)	$(53,638)
Amounts to reconcile net loss to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(3,397)	2,157	(953)
Income from unconsolidated companies	(10,565)	(2,169)	(3,825)
Unrealized (gain) loss on Viacom stock and CBS stock and related derivatives	(21,719)	5,849	31,381
Impairment and other charges	110,710	—	1,212
Benefit for deferred income taxes	(12,445)	(15,284)	(39,937)
Depreciation and amortization	85,840	83,203	77,643
Amortization of deferred financing costs	29,969	29,724	29,269
Stock-based compensation expense	9,321	—	—
Excess tax benefit from stock-based compensation	(2,771)	—	—
Loss (gain) on sales of assets	1,676	(2,607)	1,817
Dividends received from investments in unconsolidated companies	3,155	455	—
Changes in (net of acquisitions and divestitures):
Trade receivables	(2,304)	(5,420)	(10,091)
Accounts payable and accrued liabilities	6,194	8,698	20,346
Other assets and liabilities	83	10,087	3,450

Net cash flows provided by operating activities — continuing operations	114,312	80,743	56,674
Net cash flows used in operating activities — discontinued operations	(3,453)	(478)	(1,271)

Net cash flows provided by operating activities	110,859	80,265	55,403

Cash Flows from Investing Activities:
Purchases of property and equipment	(294,947)	(129,540)	(127,527)
Acquisition of businesses, net of cash acquired	—	(20,223)	—
Investments in unconsolidated companies	(6,587)	(5,225)	—
Returns of investment in unconsolidated companies	2,228	2,389	—
Proceeds from sales of assets	763	10,478	1,450
Collection of note receivable	381	7,500	—
Purchases of short-term investments	—	(15,000)	(130,850)
Proceeds from sale of short term investments	—	42,000	165,850
Other investing activities	(8,189)	(2,472)	(4,069)

Net cash flows used in investing activities — continuing operations	(306,351)	(110,093)	(95,146)
Net cash flows provided by (used in) investing activities — discontinued operations	541	1,195	(292)

Net cash flows used in investing activities	(305,810)	(108,898)	(95,438)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	225,000
Repayment of long-term debt	(1,000)	—	(199,181)
Borrowings under credit facility	155,000	20,000	—
Deferred financing costs paid	—	(8,479)	(4,951)
Decrease (increase) in restricted cash and cash equivalents	3,973	26,554	(7,344)
Proceeds from exercise of stock option and purchase plans	13,028	9,040	11,529
Excess tax benefit from stock-based compensation	2,771	—	—
Other financing activities, net	(1,272)	(628)	(693)

Net cash flows provided by financing activities — continuing operations	172,500	46,487	24,360
Net cash flows provided by (used in) financing activities — discontinued operations	4,294	(2,142)	(82)

Net cash flows provided by financing activities	176,794	44,345	24,278

Net change in cash and cash equivalents	(18,157)	15,712	(15,757)
Cash and cash equivalents — unrestricted, beginning of period	58,719	43,007	58,764

Cash and cash equivalents — unrestricted, end of period	$40,562	$58,719	$43,007

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity
BALANCE, December 31, 2003	$394	$639,839	$285,908	$(2,704)	$(16,644)	$906,793
COMPREHENSIVE LOSS:
Net loss	—	—	(53,638)	—	—	(53,638)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(105)	(105)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(187)	(187)
Foreign currency translation, net of deferred income taxes	—	—	—	—	95	95

Comprehensive loss						(53,835)
Exercise of stock options	5	11,207	—	—	—	11,212
Tax benefit on stock options	—	1,575	—	—	—	1,575
Employee stock plan purchases	—	306	—	—	—	306
Shares issued to employees	—	11	—	—	—	11
Issuance of restricted stock	—	935	—	(935)	—	—
Cancellation of restricted stock	—	(209)	—	209	—	—
Compensation expense	—	2,988	—	2,093	—	5,081
Adjustment to stock options of acquired business	—	(1,542)	—	—	—	(1,542)

BALANCE, December 31, 2004	$399	$655,110	$232,270	$(1,337)	$(16,841)	$869,601
COMPREHENSIVE LOSS:
Net loss	—	—	(33,950)	—	—	(33,950)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(19)	(19)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(2,403)	(2,403)
Foreign currency translation, net of deferred income taxes	—	—	—	—	(48)	(48)

Comprehensive loss						(36,420)
Exercise of stock options	4	8,602	—	—	—	8,606
Tax benefit on stock options	—	2,185	—	—	—	2,185
Employee stock plan purchases	—	434	—	—	—	434
Shares issued to employees	—	17	—	—	—	17
Issuance of restricted stock	—	1,689	—	(1,689)	—	—
Cancellation of restricted stock	—	(200)	—	200	—	—
Compensation expense	—	3,099	—	1,153	—	4,252
Restricted stock shares surrendered	—	(108)	—	—	—	(108)

BALANCE, December 31, 2005	$403	$670,828	$198,320	$(1,673)	$(19,311)	$848,567
COMPREHENSIVE LOSS:
Net loss	—	—	(79,435)	—	—	(79,435)
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(185)	(185)
Minimum pension liability, net of deferred income taxes	—	—	—	—	3,145	3,145

Foreign currency translation, net of deferred income taxes	—	—	—	—	576	576

Comprehensive loss						(75,899)
Exercise of stock options	5	12,504	—	—	—	12,509
Tax benefit on stock options	—	3,699	—	—	—	3,699
Employee stock plan purchases	—	519	—	—	—	519
Restricted stock shares surrendered	—	(257)	—	—	—	(257)
Compensation expense	—	9,321	—	—	—	9,321
Reclassification of unearned compensation to additional paid in capital	—	(1,673)	—	1,673	—	—
Adjustment to initially apply SFAS No. 158, net of deferred income taxes	—	—	—	—	(433)	(433)

BALANCE, December 31, 2006	$408	$694,941	$118,885	$—	$(16,208)	$798,026

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
     During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the original plan of disposal, but was later determined to be inconsistent with the Company’s long term growth strategy (collectively, the “ResortQuest Discontinued Markets”). The ResortQuest Discontinued Markets, along with other businesses with respect to which the Company pursued plans of disposal in prior periods, have been presented as discontinued operations, net of taxes, for all periods presented.
Business Segments
Hospitality
     The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland. At December 31, 2006, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Company is also developing a hotel known as the Gaylord National Resort & Convention Center (“Gaylord National”) located on property the Company acquired on February 23, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market).
ResortQuest
     The ResortQuest segment includes the operations of our vacation property management services subsidiaries. This branded network of vacation properties currently offers management services to approximately 15,000 properties in premier beach, mountain, and tropical resort locations in the United States and Canada. The acquisition of ResortQuest International, Inc. (“ResortQuest”) was completed on November 20, 2003 as further discussed in Note 6. The results of operations of ResortQuest from November 20, 2003 are included in these consolidated financial statements.
Opry and Attractions
     The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2006, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.
Corporate and Other
     Corporate and Other includes salaries and benefits of the Company’s executive and administrative personnel and various other overhead costs. This segment also includes the expenses and activities associated with the Company’s ownership of various investments, including Bass Pro. The Company owns a minority interest in Bass Pro, a leading retailer of premium outdoor sporting goods and fishing products. Until the first quarter of 2005, the Company owned a minority interest in the Nashville Predators, a National Hockey League professional team. On February 22, 2005, the Company disposed of its investment in the Nashville Predators and reached an agreement to exit the related naming rights agreement upon the terms and conditions described in Note 15.

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
Supplemental Cash Flow Information
     Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2006	2005	2004
Debt interest paid	$50,323	$43,467	$29,926
Deferred financing costs paid	—	8,479	4,951
Capitalized interest	(10,749)	(2,703)	(5,464)

Cash paid for interest, net of capitalized interest	$39,574	$49,243	$29,413

     Net cash (payments) refunds of income taxes were ($1.6) million, $0.3 million, and ($0.7) million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Certain transactions have been reflected as non-cash activities in the accompanying consolidated statements of cash flows for 2006, 2005 and 2004 as further discussed below.
     In March 2005, the Company donated 65,100 shares of its Viacom stock (with a market value of approximately $2.3 million) to a charitable foundation established by the Company, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations. This donation is reflected as an increase in net loss and a corresponding decrease in other assets and liabilities in the accompanying consolidated statement of cash flows.
     In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 15, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and statement of cash flows.
     The Company’s net cash flows provided by investing activities — discontinued operations in 2006 and 2005 primarily consist of cash proceeds received from the sale of discontinued operations.
Short-Term Investments
     As of December 31, 2006, short-term investments consisted of 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock held by the Company. These securities are classified as “trading” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Accounts Receivable
     The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights, as well as vacation rental property management fees. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2006.
Allowance for Doubtful Accounts
     The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.
Deferred Financing Costs
     Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2006, 2005 and 2004, deferred financing costs of $30.0 million, $29.7 million and $29.3 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations. The current portion of deferred financing costs at December 31, 2006 represents the amount of prepaid contract payments related to the secured forward exchange contract discussed in Note 9 that will be amortized in the coming year.
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

     SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and changes the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Reporting units of the Company are determined in accordance with SFAS No. 142. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified in an acquired company to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 18.
Leases
     The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 25 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and is a lessee under various other leasing arrangements, including leases for office space and office equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases”, and related interpretations. The Company’s leases are discussed further in Note 15.
Long-Term Investments
     The Company owns minority interest investments in certain businesses. Generally, non-marketable investments (excluding limited partnerships and limited liability company interests) in which the Company owns less than 20 percent are accounted for using the cost method of accounting and investments in which the Company owns between 20 percent and 50 percent and limited partnerships are accounted for using the equity method of accounting.
Other Assets
     Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2006	2005
Other current assets:
Other current receivables	$9,521	$10,955
Inventories	7,547	7,676
Prepaid expenses	11,089	9,459
Current income tax receivable	10	—
Other current assets	939	1,186

Total other current assets	$29,106	$29,276

Other long-term assets:
Notes receivable	$1,976	$35
Deferred software costs, net	12,064	10,699
Other long-term assets	4,025	3,401

Total other long-term assets	$18,065	$14,135

Other Current Assets
     Other current receivables result primarily from non-operating income and are due within one year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis. Prepaid expenses consist of prepayments for insurance and contracts that will be expensed during the subsequent year.
Other Long-Term Assets
     During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to the Company. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the collection of this note receivable resulted in the Company recording a net gain of $5.4 million in other gains and losses in the accompanying consolidated statement of operations for 2006. In July 2006, the Company received $0.5 million in cash in full settlement of the secured administrative claim. The Company recorded an additional gain of $0.5 million in other gains and losses related to this receipt in the consolidated statement of operations for 2006.
     The Company capitalizes the costs of computer software developed for internal use in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to acquire and develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.
Preopening Costs
     In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, the Company expenses the costs associated with preopening expenses related to the construction of new hotels, start-up activities and organization costs as incurred.
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2006	2005
Trade accounts payable	$24,154	$21,599
Accrued construction in progress	44,250	15,273
Property and other taxes payable	27,816	26,619
Deferred revenues	55,400	59,297
Accrued salaries and benefits	26,918	22,807
Accrued self-insurance reserves	6,180	6,024
Accrued interest payable	8,163	6,456
Other accrued liabilities	29,836	28,465

Total accounts payable and accrued liabilities	$222,717	$186,540

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
Income Taxes
     In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. See Note 12 for more detail on the Company’s income taxes.
Revenue Recognition
     Revenues from hotel rooms are recognized as earned on the close of business each day when a stay occurs. Revenues from concessions and food and beverage sales are recognized at the time of the sale. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
     The Company earns revenues from the ResortQuest segment through property management fees, service fees and other sources. The Company receives property management fees when the properties are rented, which are generally a percentage of the rental price of the vacation property. Management fees range from approximately 3% to over 40% of gross lodging revenues collected based upon the type of services provided to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on the Company’s proportionate share of the total rental price of the vacation condominium or home. The Company provides or arranges through third parties certain services for property owners or guests. Service fees include reservations, housekeeping, long-distance telephone, ski rentals, lift tickets, beach equipment and pool cleaning. Internally provided services are recognized as service fee revenue when the service is provided. Services provided by third parties are generally billed directly to property owners and are not included in the accompanying consolidated financial statements. The Company recognizes other revenues primarily related to real estate broker commissions and software and maintenance sales. The Company recognizes revenues on real estate sales when the transactions are complete, and such revenue is recorded net of the related agent commissions. Until December 15, 2004, the Company also sold a fully integrated software package, First Resort Software, specifically designed for the vacation property management business, along with ongoing service contracts. The Company disposed of the First Resort Software business on December 15, 2004. Software and maintenance revenues were recognized when the systems were installed and ratably over the service period, respectively, in accordance with SOP 97-2, “Software Revenue Recognition.” Provision for returns and other adjustments are provided for in the same period the revenue was recognized.
Advertising Costs
     Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising costs included in continuing operations were $34.7 million, $32.5 million and $32.5 million, respectively.
Stock-Based Compensation
     At December 31, 2006, the Company has one stock-based employee compensation plan, which is described more fully in Note 14. Prior to January 1, 2006, the Company accounted for stock options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying consolidated statements of operations related to stock options granted under this plan for the years ended December 31, 2005 and 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before benefit for income taxes and net loss for the year ended December 31, 2006 are $6.3 million and $4.0 million higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25. Basic and diluted loss per share for the year ended December 31, 2006 are $0.10 higher than if the Company had continued to account for share-based compensation under APB Opinion 25.
     Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.8 million excess tax benefit classified as a financing cash inflow in the accompanying consolidated statement of cash flows for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock-based employee compensation plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

(in thousands, except per share data)	2005	2004
Net loss:
As reported	$(33,950)	$(53,638)
Add: Stock option employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,329)	(3,952)

Pro forma	$(38,279)	$(57,590)

Net loss per share:
As reported	$(0.85)	$(1.35)

Pro forma	$(0.95)	$(1.45)

Net loss per share assuming dilution:
As reported	$(0.85)	$(1.35)

Pro forma	$(0.95)	$(1.45)

The Company’s stock-based compensation is further described in Note 14.
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
     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006: ResortQuest Discontinued Markets, WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music

Publishing entity; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; and the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 5.
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

	2006
	Income	Shares	Per Share
Net income	$(79,435)	40,569	$(1.96)
Effect of dilutive stock options	—	—	—

Net income — assuming dilution	$(79,435)	$40,569	$(1.96)

	2005
	Loss	Shares	Per Share
Net loss	$(33,950)	40,171	$(0.85)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(33,950)	40,171	$(0.85)

	2004
	Loss	Shares	Per Share
Net loss	$(53,638)	39,654	$(1.35)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(53,638)	39,654	$(1.35)

     For the years ended December 31, 2006, 2005 and 2004, the effect of dilutive stock options was the equivalent of approximately 1,078,000, 1,127,000 and 578,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the years ended December 31, 2006, 2005 and 2004, these incremental shares were excluded from the computation of diluted earnings per share for those years as the effect of their inclusion would be anti-dilutive.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.

Financial Instruments
     The Company has issued $350.0 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8% (“8% Senior Notes”). The 8% Senior Notes are discussed further in Note 11. The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million in aggregate principal amount of the 8% Senior Notes. The carrying value of $125.0 million of the 8% Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $225.0 million carrying value of the remaining 8% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $233.0 million as of December 31, 2006.
     The Company has issued $225.0 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75% (“6.75% Senior Notes”). The 6.75% Senior Notes are discussed further in Note 11. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $225.0 million as of December 31, 2006.
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
Derivatives and Hedging Activities
     The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities and portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. Effective January 1, 2001, the Company records derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
     Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the marketable securities, interest rate and natural gas commodity markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires or is sold or terminated, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.
Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 financial statement presentation.
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

Newly Issued Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other applicable accounts. The Company does not expect that the adoption will have a significant impact on the Company’s financial position and results of operation. The adoption of FIN 48 could result in greater volatility in the effective tax rate and balance sheet classification in future financial statements due to measurement of uncertain tax positions relating to new federal and state guidance and court decisions.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company is assessing the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.
     In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. Statement 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. Statement 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company is assessing the impact the adoption of the measurement date provision will have on its consolidated financial position and results of operations.
2. Construction Funding Requirements
     As of December 31, 2006, the Company had $40.6 million in unrestricted cash, $412.8 million available for borrowing under its $600.0 million credit facility, and the net cash flows from operations to fund its cash requirements including the Company’s 2007 construction commitments related to its hotel construction projects.
     On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008.
     Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65.0 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95.0 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development.
     The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2006, the Company had committed to pay $475.9 million under those agreements for construction services and supplies and other construction-related costs ($202.1 million of which was outstanding). Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project, of which the Company has spent approximately $262 million (excluding capitalized interest and preopening costs) as of December 31, 2006.
     On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with Chula Vista or other potential sites.
3. Impairment and Other Charges
     During 2006, the Company incurred total impairment charges of $110.7 million related to goodwill and other long-lived assets of ResortQuest as further discussed below.
     The Company evaluated its goodwill and other intangible assets with indefinite useful lives for impairment as of December 31, 2006 as described in Note 1. In connection with this impairment test, the Company determined that the fair value of the ResortQuest trade name, which is an intangible asset with an indefinite useful life, was less than its carrying value. In accordance with SFAS No. 142, the Company recorded an impairment charge of $12.1 million to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, the Company determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, the Company measured the impairment of goodwill as described in Note 1 and recorded an impairment charge of $85.0 million to write down the carrying values of goodwill at the impaired reporting units to their implied fair values. These impairment charges reflect the amounts by which the carrying values of the trade name and impaired reporting units exceeded their estimated fair values determined by their estimated future discounted cash flows.
     During 2005 and 2006, the Company was developing a new enterprise property management system for ResortQuest named ReQuest. The Company indefinitely suspended the development of ReQuest during the fourth quarter of 2006. As a result of this decision, the Company determined that there had been a significant change in the extent or manner in which the system was expected to be used and it was no longer probable that ReQuest would be completed and placed in service, both of which are indicators that the carrying value of the asset may be not be recoverable under SFAS No. 144 and SOP 98-1. In accordance with SFAS No. 144, the Company determined that the carrying value of ReQuest was not recoverable and recorded an impairment charge of $12.6 million to write off the carrying value of ReQuest. The Company determined the fair value of ReQuest based on the fair value of the hardware and software components of ReQuest that could be redeployed to other operations of the Company. Also in accordance with SFAS No. 144, the Company determined that the management contracts at a certain market of ResortQuest were not recoverable and recorded an impairment charge of $0.2 million to write down the carrying values of those management contracts to their fair values.
     As a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets. These impairment charges reflect the amounts by which the carrying values of the related reporting unit or intangible asset exceeded their estimated fair values determined by their estimated future discounted cash flows.
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

4. Insurance Recovery
     During the third quarter of 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis and Charley. The Company has recorded the net recovery of $4.9 million as revenue in the accompanying consolidated statements of operations for 2006.
5. Discontinued Operations
     As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS No. 144 and APB No. 30. The results of operations, net of taxes (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest Discontinued Markets
     During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $44,000 and $0.8 million during 2006 and 2005, respectively, related to employee severance benefits in the discontinued markets. Based on its decision to dispose of these markets, the Company also recorded pre-tax impairment charges of $2.8 million during 2005. Included in this charge are the impairment of goodwill of $2.3 million, the impairment of fixed assets of $0.4 million, and the impairment of intangible assets of $0.1 million. In order to determine the impairment losses related to goodwill, fixed assets, and intangible assets of these markets, the Company determined the fair value of each market or long-lived asset based on current negotiations of sales prices with potential buyers of each market.
     The Company completed the sale of four of these markets during the fourth quarter of 2005 for approximately $1.4 million in cash. The Company recognized a pretax loss of $0.4 million during the fourth quarter of 2005 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations. The pre-tax loss on these sales included the writeoff of $1.0 million in goodwill related to the markets sold. The Company completed the sale of two more of these markets during the first quarter of 2006. In exchange for the assets associated with these two markets, the buyers of these markets assumed $0.9 million in liabilities associated with the markets and the Company paid the buyers $0.7 million in cash. The Company recognized a pretax loss of $0.3 million during the first quarter of 2006 related to these two sales, which is recorded in income from discontinued operations in the consolidated statement of operations. The Company completed the sale of the remaining two markets in the second quarter of 2006. In exchange for the assets associated with these two markets, the buyers of these markets assumed $0.3 million in liabilities associated with the markets and the Company paid the buyer $0.2 million in cash. The Company recognized a pretax loss of $0.5 million during the second quarter of 2006 related to these sales, which is recorded in income from discontinued operations in the consolidated statement of operations.
     During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with the Company’s long term growth strategy, for approximately $1.5 million in cash. The Company recognized a pretax gain of $0.7 million during the second quarter of 2006 related to this sale, which is recorded in income from discontinued operations in the consolidated statement of operations. The pre-tax gain on this sale included the write-off of $0.5 million in goodwill related to the market sold. The Company did not record any restructuring charges in connection with the sale of this market.
WSM-FM and WWTN(FM)
     During the first quarter of 2003, the Company committed to a plan of disposal of WSM-FM and WWTN(FM) (“Radio Operations”). Subsequent to committing to a plan of disposal, the Company, through a wholly-owned subsidiary, entered into an agreement to sell the assets primarily used in the operations of the Radio Operations to Cumulus Broadcasting, Inc. (“Cumulus”) in exchange for approximately $62.5 million in cash. In connection with this agreement, the Company also entered into a local marketing agreement with Cumulus pursuant to which, from April 21, 2003 until the closing of the sale of the assets, the Company, for a fee, made available to Cumulus substantially all of the broadcast time on WSM-FM and WWTN(FM). In turn, Cumulus provided programming to be broadcast during such broadcast time and collected revenues from the advertising that it sold for broadcast during this programming time. On July 22, 2003, the Company finalized the sale of the Radio Operations for approximately $62.5 million, at which time, net proceeds of approximately $50.0 million were placed in an escrow account for completion of the Gaylord Texan. Concurrently, the Company also entered into a joint sales agreement with Cumulus for WSM-AM in exchange for $2.5 million in cash. The Company continues to own and operate WSM-AM, and under the terms of the joint sales agreement with Cumulus, Cumulus is responsible for all sales of commercial advertising on WSM-AM and provides certain sales promotion, billing and collection services relating to WSM-AM, all for a specified commission. The joint sales agreement has a term of five years.
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
     In December 2001, the Company made the decision to cease funding of its cable networks in Asia and Brazil as well as its partnerships in Argentina if a sale had not been completed by February 28, 2002. At that time the Company recorded pretax restructuring charges of $1.9 million consisting of $1.0 million of severance and $0.9 million of contract termination costs related to the networks. Also during 2001, the Company negotiated reductions in the contract termination costs with several vendors that resulted in a reversal of $0.3 million of restructuring charges originally recorded during 2000. Based on the status of the Company’s efforts to sell its international cable networks at the end of 2001, the Company recorded pretax impairment and other charges of $23.3 million during 2001. Included in this charge are the impairment of an investment in the two Argentina-based music channels totaling $10.9 million, the impairment of fixed assets, including capital leases associated with certain transponders leased by the Company, of $6.9 million, the impairment of a receivable of $3.0 million from the Argentina-based channels, current assets of $1.5 million and intangible assets of $1.0 million.
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
     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2006	2005	2004
REVENUES:
ResortQuest Discontinued Markets	$2,320	$18,212	$20,830

OPERATING (LOSS) INCOME:
ResortQuest Discontinued Markets	$(641)	$(1,022)	$514
International Cable Networks	6	—	—
Acuff-Rose Music Publishing	—	—	1
Word Entertainment	—	—	40
Impairment charges	—	(2,749)	—
Restructuring charges	(44)	(840)	—

Total operating (loss) income	(679)	(4,611)	555

INTEREST EXPENSE	—	—	—
INTEREST INCOME	11	34	20
OTHER GAINS AND (LOSSES)
ResortQuest Discontinued Markets	(115)	(397)	—
Word Entertainment	235	—	—
International Cable Networks	(19)	—	—
Radio Operations	—	136	—
Acuff-Rose Music Publishing	—	—	1,015

Total other gains and (losses)	101	(261)	1,015

(Loss) income before (benefit) provision for income taxes	(567)	(4,838)	1,590
(BENEFIT) PROVISION FOR INCOME TAXES	(3,964)	(2,681)	637

Gain (loss) from discontinued operations	$3,397	$(2,157)	$953

     Included in other gains and (losses) in 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. Included in other gains and (losses) in 2005 is a pre-tax loss of $0.4 million on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in 2005 and 2004 are primarily comprised of gains and losses on the sale of fixed assets and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items. The benefit for income taxes for 2006 primarily results from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

     The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	December 31,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents — unrestricted	$18	$1,376
Cash and cash equivalents — restricted	10	5,490
Trade receivables, net	—	644
Prepaid expenses	—	96
Other current assets	—	120

Total current assets	28	7,726

Property and equipment, net of accumulated depreciation	—	773
Intangible assets, net of accumulated amortization	—	139
Goodwill	—	532
Other long-term assets	—	3

Total long-term assets	—	1,447

Total assets	$28	$9,173

Current liabilities:
Accounts payable and accrued liabilities	$578	$7,802

Total current liabilities	578	7,802

Other long-term liabilities	238	193

Total long-term liabilities	238	193

Total liabilities	$816	$7,995

6. Acquisitions
Whistler Lodging Company, Ltd.
     On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Whistler manages approximately 600 vacation rental units located in Whistler, British Columbia. The results of operations of Whistler have been included in the Company’s financial results beginning February 1, 2005. As of December 31, 2006 and 2005, goodwill related to the Whistler acquisition totaled $3.3 million.
East West Resorts
     On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resorts’ liabilities as of January 1, 2005 of $7.8 million. East West Resorts manages approximately 2,000 vacation rental units located in Colorado ski destinations and South Carolina beach destinations. The results of operations of East West Resorts have been included in the Company’s financial results beginning January 1, 2005. As of December 31, 2006 and 2005, goodwill related to the East West Resorts acquisition totaled $11.7 million.
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
     As of December 31, 2006 and 2005, goodwill related to the ResortQuest acquisition in continuing operations totaled $65.4 million and $155.6 million, respectively. During 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $4.5 million. Also during 2006, the Company recorded impairment charges of $85.7 million against goodwill as further discussed in Note 3. As of December 31, 2006, approximately $54.9 million of this goodwill is expected to be deductible for income tax purposes.
     As of November 20, 2003, the Company recorded approximately $4.0 million of reserves and adjustments related to the Company’s plans to consolidate certain support functions, to adjust for employee benefits and to account for outstanding legal claims filed against ResortQuest as an adjustment to the purchase price allocation. The following table summarizes the activity related to these reserves for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

Balance at	Charges and		Balance at
January 1, 2006	Adjustments	Payments	December 31, 2006
$242	$-	$242	$—

Balance at	Charges and		Balance at
January 1, 2005	Adjustments	Payments	December 31, 2005
$2,950	$-	$2,708	$242

Balance at	Charges and		Balance at
January 1, 2004	Adjustments	Payments	December 31, 2004
$4,000	$4,117	$5,167	$2,950
The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price of each acquisition was allocated to the net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of each of the acquisitions. The Company determined these fair values with the assistance of a third party valuation expert. The excesses of the purchase prices over the fair values of the net tangible and identifiable intangible assets were recorded as goodwill. Goodwill is not amortized and will be tested for impairment on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The final allocations of the purchase prices are subject to adjustments for a period not to exceed one year from the consummation date (the allocation period of each acquisition) in accordance with SFAS No. 141, Business Combinations and EITF Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. The allocation period is intended to differentiate between amounts that are determined as a result of the identification and valuation process required by SFAS No. 141 for all assets acquired and liabilities assumed and amounts that are determined because information that was not previously obtainable becomes obtainable.
7. Property and Equipment
     Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2006	2005
Land and land improvements	$166,222	$153,073
Buildings	1,274,054	1,252,740
Furniture, fixtures and equipment	437,457	436,738
Construction in progress	338,835	99,782

	2,216,568	1,942,333
Accumulated depreciation	(578,125)	(538,122)

Property and equipment, net	$1,638,443	$1,404,211

     The increase in construction in progress during 2006 primarily relates to the construction of Gaylord National, which is expected to open in 2008. Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations for the years ended December 31, 2006, 2005 and 2004 was $75.2 million, $72.6 million, and $68.7 million, respectively. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $10.7 million, $2.7 million, and $5.5 million, respectively.

8. Investments
     Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2006	2005
Short term investments:
Viacom and CBS Class B non-voting common stock	$394,913	$—

Long term investments:
Viacom and CBS Class B non-voting common stock	$—	$356,576
Bass Pro	79,521	70,181
RHAC Holdings, LLC	1,631	2,538
Waipouli Holdings, LLC	3,336	—

Total long-term investments	$84,488	$429,295

Viacom and CBS Class B Non-Voting Common Stock
     The Company acquired CBS Series B convertible preferred stock during 1999 as consideration in the divestiture of television station KTVT. CBS merged with Viacom, Inc. in May 2000. As a result of the merger of CBS and Viacom, Inc., the Company received 11,003,000 shares of Viacom Class B non-voting common stock. On December 31, 2005, Viacom Inc. completed a transaction to separate Viacom Inc. into two publicly traded companies named CBS Corporation and Viacom Inc. by converting (i) each outstanding share of Viacom Class A common stock into 0.5 shares of CBS Corporation Class A common stock and 0.5 shares of Viacom, Inc. Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Corporation Class B common stock and 0.5 shares of Viacom, Inc. Class B common stock. As a result of this transaction, the Company exchanged the 10,937,900 shares of Viacom Class B common stock it held on January 3, 2006 for 5,468,950 shares of CBS Corporation Class B Common Stock (“CBS Stock”) and 5,468,950 shares of Viacom, Inc. Class B common stock (“Viacom Stock”) effective January 3, 2006. The original carrying value of the CBS Series B convertible preferred stock was $485.0 million.
     At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company’s adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders’ equity. As trading securities, the Viacom Stock and CBS Stock continues to be recorded at market value, but changes in market value are included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2006, the Company recorded net pretax gains $38.3 million related to the increase in fair value of the Viacom Stock and CBS Stock. For the year ended December 31, 2005, the Company recorded net pretax losses of $41.6 million related to the decrease in fair value of the Viacom Stock. For the year ended December 31, 2004, the Company recorded net pretax losses of $87.9 million related to the decrease in fair value of the Viacom Stock.
Bass Pro
     From December 31, 1999 to July 8, 2004, the Company owned a 19.0% interest in Bass Pro, and accounted for its investment in Bass Pro under the cost method of accounting. On July 8, 2004, Bass Pro redeemed the approximate 28.5% interest held in Bass Pro by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to account for its investment in Bass Pro under the equity method of accounting beginning in the third quarter of 2004. The equity method of accounting has been applied retroactively to all periods presented. Due to the timing in which the Company receives financial information from Bass Pro, the Company records its equity in the income of Bass Pro one month in arrears.
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
     On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, LLC, Tracker Marine Retail, LLC and Big Cedar LLC to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, LLC, Tracker Marine Retail, LLC and Big Cedar, LLC are all wholly-owned subsidiaries of Bass Pro Shops, LLC. Because the new entity owns these additional businesses, the Company’s ownership interest in Bass Pro decreased from 26.6% to 13.0%. However, the Company will continue to account for its investment in Bass Pro under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
     As of December 31, 2006, the recorded value of the Company’s investment in Bass Pro is $49.5 million greater than its equity in Bass Pro’s underlying net assets. This difference is being accounted for as equity method goodwill.
     Summary financial information for Bass Pro from which the Company’s equity method income is derived is as follows (in thousands):

	2006	2005	2004
Net sales	$2,075,865	$1,090,160	$932,443
Gross profit	729,775	425,418	344,361
Net income	75,326	5,214	18,579

	2006	2005
Current assets	$705,676	$375,192
Noncurrent assets	608,201	280,507
Current liabilities	534,287	233,095
Noncurrent liabilities	548,500	396,052
RHAC Holdings, LLC
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

     For the year ended December 31, 2006 and the period June 1, 2005 to December 31, 2005, ResortQuest earned total fees of $1.9 million and $1.5 million, respectively, from its management agreement with RHAC, LLC. During December 2005, RHAC, LLC sold the Mauka Tower, a 72-room hotel adjacent to the Aston Waikiki Beach Hotel. The Company received a cash distribution of $2.3 million from RHAC Holdings, LLC for its share of the proceeds from the sale. On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. RHAC, LLC used the proceeds from this refinancing primarily to fund a renovation project at the Waikiki Hotel.
Waipouli Holdings, LLC
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
     For the period June 21, 2006 to December 31, 2006, ResortQuest earned total fees of $0.6 million from its management agreement with Waipouli Owner, LLC. In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of December 31, 2006.
Nashville Predators
     During 1997, the Company purchased a 19.9% limited partnership interest in the Nashville Predators for $12.0 million. Prior to its disposal of this investment on February 22, 2005, the Company accounted for its investment using the equity method as required by EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means”. The carrying value of the investment in the Predators was zero at December 31, 2004, 2003, and 2002. The Company did not recognize its share of losses in 2004 and 2003 or reduce its investment below zero as the Company was not obligated to make future contributions to the Predators. As further discussed in Note 15, pursuant to a settlement agreement consummated on February 22, 2005, the Nashville Predators redeemed all of the outstanding limited partnership units in the Nashville Predators owned by the Company, effectively terminating the Company’s ownership interest in the Nashville Predators, and cancelled the related naming rights agreement.
9. Secured Forward Exchange Contract
     During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock, which, as further discussed in Note 8, the Company exchanged for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006. The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock while providing for participation in increases in the combined fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $10.5 million and $26.9 million as of December 31, 2006 and 2005, respectively, and long-term assets of $0 and $10.5 million as of December 31, 2006 and 2005, respectively, in the accompanying consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $26.9 million, $26.9 million, and $27.0 million for 2006, 2005, and 2004, respectively. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
     The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock and CBS Stock. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of December 31, 2006.
     The secured forward exchange contract matures in May 2007. Therefore, the Company has classified the debt, derivative liability, and net deferred tax liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying consolidated balance sheet as of December 31, 2006.
     In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 10.
10. Derivative Financial Instruments
     The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of its Viacom Stock and CBS Stock and portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas.
Viacom Stock and CBS Stock
     The Company adopted the provisions of SFAS No. 133 on January 1, 2001. Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the years ended December 31, 2006, 2005 and 2004, the Company recorded net pretax (losses) gains in the Company’s consolidated statement of operations of ($16.6) million, $35.7 million, and $56.5 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC.
Fixed Rate Debt
     Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of December 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.3) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31,

2005, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.8) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
Natural Gas Risk Management
     The Company uses fixed to variable natural gas price swap contracts to manage unanticipated changes in natural gas and electricity prices. The contracts are based on forecasted usage of natural gas measured in dekatherms.
     The Company has designated the fixed to variable natural gas price swap contracts as cash flow hedges. The Company values the outstanding contracts based on pricing provided by a financial institution and reviewed by the Company, with the offset applied to other comprehensive income, net of applicable income taxes, and earnings for any hedge ineffectiveness. Any gain or loss is reclassified from other comprehensive income and recognized in operating costs in the same period or periods during which the hedged transaction affects earnings.
     At December 31, 2006, the Company had fixed to variable natural gas price swap contracts that mature from January 2007 to May 2007 with an aggregate notional amount of approximately 197,000 dekatherms. The fair value of these contracts was ($0.3) million. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2005, the Company had no fixed to variable natural gas price swap contracts. The ineffective portion of the derivative is recognized in other gains and losses within the accompanying consolidated statement of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income and into earnings in the next twelve months is a loss of approximately $0.3 million.
11. Debt
     The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2006	2005
$600.0 Million Credit Facility	$175,000	$20,000
8% Senior Notes	350,000	350,000
6.75% Senior Notes	225,000	225,000
Fair value derivatives effective for 8% Senior Notes	(2,320)	(1,829)
Nashville Predators Promissory Note	4,000	5,000
Capital lease obligations	3,926	2,129

Total debt	755,606	600,300
Less amounts due within one year	(2,034)	(1,825)

Total long-term debt	$753,572	$598,475

     Note 15 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.
     Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands).

2007	$1,000
2008	1,000
2009	1,000
2010	176,000
2011	—
Years thereafter	575,000

Total	$754,000

     Accrued interest payable at December 31, 2006 and 2005 was $8.2 million and $6.5 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

$600.0 Million Credit Facility
On March 10, 2005, the Company entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. This credit facility, which replaced a $100.0 million revolving credit facility, consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The credit facility also includes an accordion feature that will allow the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans may have an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
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
As of December 31, 2006, the Company was in compliance with all covenants. As of December 31, 2006, $175.0 million in borrowings were outstanding under the $600.0 million credit facility, and the lending banks had issued $12.2 million of letters of credit under the credit facility for the Company. The credit facility is cross-defaulted to the Company’s other indebtedness.

12. Income Taxes
     The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	2006	2005	2004
CURRENT:
Federal	$97	$(88)	$253
State	82	117	(84)
Foreign	(24)	—	—

Total current provision	155	29	169

DEFERRED:
Federal	(5,847)	(15,499)	(28,451)
State	(7,152)	186	(11,649)
Foreign	—	—	(25)

Total deferred benefit	(12,999)	(15,313)	(40,125)
Effect of tax law change	399	—	—

Total benefit for income taxes	$(12,445)	$(15,284)	$(39,956)

     In 2006, Texas House Bill No.3 was passed which amends the Texas Tax Code to revise the existing franchise tax effective for franchise tax reports originally due on or after January 1, 2008. The Company has adjusted all affected deferred tax assets and liabilities for the changes reflected in Texas House Bill No. 3. The effect of the application of these changes is additional tax expense of $0.4 million as shown above.
     The tax benefits associated with the exercise of stock options and vesting of restricted stock during the years 2006, 2005, and 2004 were $3.6 million, $2.5 million, and $2.0 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.
     In addition to the income tax benefit discussed above, the Company recognized additional income tax (benefit) provision related to discontinued operations as discussed in Note 5 in the amounts of $(4.0) million, $(2.7) million, and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	2006	2005	2004
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	7%	-1%	8%
Tax effect of goodwill impairment charge	-27%	0%	0%
Other	-2%	-2%	-1%

	13%	32%	42%

     For 2006, the overall state income tax benefit includes tax expense (net of change in valuation allowance) related to current year operations of $1.0 million (net of federal benefit). At the end of 2006, the Company underwent a realignment of certain legal entities. As a result of this realignment, the Company recorded a state income tax benefit of approximately $7.7 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. In addition, as further discussed in Note 3, the Company recorded an impairment charge of $85.0 million to write down the carrying value of goodwill. The Company recorded income tax expense of $25.5 million related to this impairment charge. Beginning in 2005, the Company is required to file additional combined state income tax returns. As a result of this change and other tax filing adjustments, the Company recorded a state income tax expense of approximately $1.3 million (net of federal benefit) related to the net deferred tax liability at the beginning of 2005. In addition, the state income tax expense for 2005 includes a benefit (net of change in valuation allowance) related to current year operations of $1.1 million (net of federal benefit). In 2004, the Company began operations in additional tax jurisdictions which caused a change in the overall effective tax rate. As a result of this change, the Company recorded an income tax benefit of approximately $4.5 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. In addition, the state income tax benefit related to current year operations was $3.0 million (net of federal benefit).
     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2006	2005
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$21,723	$21,826
Defined benefit plan	6,103	8,489
Investments in stock	3,137	3,942
Forward exchange contract	65,058	58,783
Rent escalation and naming rights	13,320	10,565
Federal, state and foreign net operating loss carryforwards	83,730	68,301
Tax credits and other carryforwards	10,472	10,081
Other assets	7,538	6,501

Total deferred tax assets	211,081	188,488
Valuation allowance	(16,268)	(15,245)

Total deferred tax assets, net of valuation allowance	194,813	173,243

DEFERRED TAX LIABILITIES:
Goodwill and other intangibles	10,609	23,321
Property and equipment, net	124,576	103,521
Investments in stock and derivatives	206,802	211,504
Investments in partnerships	5,991	3,688

Total deferred tax liabilities	347,978	342,034

Net deferred tax liabilities	$153,165	$168,791

     At December 31, 2006, the Company had federal net operating loss carryforwards of $172.8 million which will begin to expire in 2021. In addition, the Company had federal minimum tax credits of $5.6 million that will not expire and other federal tax credits of $1.7 million that will begin to expire in 2018. The Company has federal net operating losses of $12.8 million as a result of the acquisition of ResortQuest as described in Note 6. The Company’s utilization of this tax attribute will be limited due to the ownership change that resulted from the acquisition. However, management currently believes that this carryforward will ultimately be fully utilized. State net operating loss carryforwards at December 31, 2006 totaled $437.2 million and will expire between 2007 and 2021. Foreign net operating loss carryforwards at December 31, 2006 totaled $15.0 million and will begin to expire in 2007. The use of certain state and foreign net operating losses and other state and foreign deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state and foreign deferred tax assets, including loss carryforwards. The change in valuation allowance was $1.0 million, $1.9 million, and $0.2 million in 2006, 2005 and 2004, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2006, $0.9 million of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.
     At December 31, 2006, the deferred tax liability relating to the Viacom Stock and CBS Stock and the related SFEC (see Note 9) was $141.5 million, which amounts will be payable upon expiration of the SFEC which is scheduled for May 2007.
     The IRS has completed and closed its audits of the Company’s tax returns through 2001. The Company has considered the tax effect of the settled items and made the appropriate adjustments to the deferred tax assets and liabilities and resulting benefit or expense. The IRS completed and closed the audit of ResortQuest’s tax returns related to the pre-acquisition year 2002. The Company has considered the tax effect of the settled items and made the appropriate adjustments to the deferred tax assets and liabilities, goodwill and resulting benefit or expense.

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
13. Stockholders’ Equity
     Holders of common stock are entitled to one vote per share. During 2000, the Company’s Board of Directors voted to discontinue the payment of dividends on its common stock.
14. Stock Plans
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
     The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $9.3 million, $4.3 million, and $5.1 million for 2006, 2005, and 2004, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.4 million, $1.6 million, and $1.9 million for 2006, 2005, and 2004, respectively.
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

	2006	2005	2004

Expected volatility	25.1% - 30.8%	31.7% - 34.9%	34.7% - 36.2%
Weighted-average expected volatility	30.1%	34.6%	35.1%
Expected dividends	—	—	—
Expected term (in years)	4.1 - 4.6	4.6 - 5.3	4.2 - 4.5
Risk-free rate	4.3% - 5.0%	3.8% - 4.4%	2.9% - 3.7%

A summary of stock option activity under the Company’s equity incentive plans for the years ended December 31 is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,757,855	$28.17	3,586,551	$25.75	3,743,029	$24.88
Granted	586,740	43.43	643,520	40.55	559,114	29.50
Exercised	(487,339)	25.49	(348,220)	24.72	(484,730)	23.13
Canceled	(106,700)	37.97	(123,996)	32.17	(230,862)	26.20

Outstanding at end of year	3,750,556	30.75	3,757,855	28.17	3,586,551	25.75

Exercisable at end of year	2,494,723	26.92	2,419,341	26.19	2,033,331	26.49

     The weighed average remaining contractual term of options outstanding and exercisable as of December 31, 2006 was 6.0 and 4.8 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $75.0 million and $59.2 million, respectively. The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 was $12.49, $15.15, and $10.06, respectively. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $10.0 million, $6.5 million, and $4.3 million, respectively.
     The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2006, 2005, and 2004 was $43.99, $42.61, and $30.68, respectively. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2006	74,035	$33.78
Granted	42,000	43.99
Vested	(26,800)	30.54
Forfeited	(4,335)	36.06

Nonvested shares at December 31, 2006	84,900	38.14

     The grant date fair value of all Restricted Stock Awards that vested during the twelve months ended December 31, 2006 was $0.8 million.
     As of December 31, 2006, there was $13.2 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals.
     The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during 2006, 2005, and 2004 was $44.24, $45.39, and $29.88, respectively. A summary of the status of the Company’s PARSUP awards as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2006	583,500	$22.22
Granted	17,500	44.24
Vested	—	—
Forfeited	(80,000)	22.77

Nonvested awards at December 31, 2006	521,000	22.87

     As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to PARSUP awards granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.
     Cash received from option exercises under all stock-based employee compensation arrangements for 2006, 2005, and 2004 was $12.5 million, $8.6 million, and $11.2 million, respectively. The actual tax benefit realized from exercise or vesting of the stock-based employee compensation arrangements during 2006, 2005, and 2004 totaled $3.6 million, $2.5 million, and $2.0 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.
     The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 11,953, 10,289, and 11,722 shares of common stock at an average price per share of $43.48, $42.15, and $26.13 during 2006, 2005, and 2004 respectively.
15. Commitments and Contingencies
Capital Leases
     During 2006, 2005, and 2004, the Company entered into four, four, and two capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2006	2005
Property and equipment	$3,290	$2,596
Other long-term assets	898	2,290
Accumulated depreciation	(2,424)	(2,071)

Net assets under capital leases	$1,764	$2,815

Current lease obligations	$1,034	$825
Long-term lease obligations	2,892	1,304

Capital lease obligations	$3,926	$2,129

Operating Leases
     Rental expense related to continuing operations for operating leases was $22.0 million, $23.0 million, and $19.3 million for 2006, 2005 and 2004, respectively. Non-cash lease expense for 2006, 2005, and 2004 was $6.5 million, $7.0 million, and $6.6 million, respectively, as discussed below.

     Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2006 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2007	$1,179	$12,055
2008	1,024	10,579
2009	675	8,829
2010	524	7,151
2011	869	6,391
Years thereafter	—	660,333

Total minimum lease payments	4,271	$705,338

Less amount representing interest	(345)

Total present value of minimum payments	3,926
Less current portion of obligations	(1,034)

Long-term obligations	$2,892

     The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.1 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.7 million, $9.2 million, and $9.8 million for 2006, 2005, and 2004, respectively. This rent included approximately $6.3 million, $6.5 million, and $6.6 million of non-cash expenses during 2006, 2005, and 2004, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.3 million, $0.8 million, and $0.8 million of contingent rentals related to the Gaylord Palms in 2006, 2005, and 2004, respectively.
Other Commitments and Contingencies
     On February 22, 2005, the Company concluded the settlement of litigation with NHC, which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, and the first payment was made on October 5, 2006. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note (October 5, 2007), then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during 2005.
     In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
     In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans as described in Note 8, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of December 31, 2006. As of December 31, 2006, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
     In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 8, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of December 31, 2006. As of December 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
     Also in connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV and the Company were required to execute an irrevocable letter of credit in favor of the Waikiki Hotel Lender with a total notional amount of $7.9 million in order to secure RHAC, LLC’s obligation to perform certain capital upgrades on the Waikiki Hotel and to provide additional security for payment of the Waikiki Hotel Loans. This letter of credit is required to remain outstanding until all required capital upgrades have been completed. However, the notional amount of this letter of credit will be reduced by the amount of funds actually expended by RHAC, LLC on the capital upgrades. Under the terms of the Waikiki Hotel Loans, the Waikiki Hotel Lender may draw up to the notional amount of this letter of credit and apply the proceeds to the Waikiki Hotel Loans upon the occurrence of an event of default. Pursuant to the Contribution Agreement described above, the Company agreed to initially execute a letter of credit for the full $7.9 million notional amount required by the Lender, and IB-SIV agreed that, in the event that any amounts are drawn by Lender under the letter of credit, it will contribute an amount equal to 80.1% of any such letter of credit draw to the Company. IB-SIV further agreed to execute a separate letter of credit subsequent to closing with a notional amount of $6.3 million to allow the Company to reduce the notional amount of its letter of credit to $1.6 million. During the third quarter of 2005, IB-SIV executed this replacement letter of credit with a notional amount of $6.3 million, and the Company reduced the notional amount of its letter of credit to $1.6 million. The Company estimates that the maximum potential amount which the Company could be liable under this obligation is $0.8 million as of December 31, 2006. As of December 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with this obligation.
     Certain of the ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 6 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management. Assuming that the properties under these management agreements break even, the Company estimates that the maximum potential amount of future payments which the Company could be required to make under these guarantees is approximately $24.4 million over the term of the property management agreements as of December 31, 2006. As of December 31, 2006, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.
     On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2006, the Company had committed to pay $475.9 million under those agreements for construction services and supplies and other construction-related costs ($202.1 million of which was outstanding). Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project, of which the Company has spent approximately $262 million (excluding capitalized interest and preopening costs) as of December 31, 2006.
     On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The Company is also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with Chula Vista or other potential sites.
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
16. Retirement Plans
     On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations of a pension plan or the accumulated postretirement benefit obligations of postretirement benefit plans) of its retirement plans and postretirement plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of Statement 87, all of which were previously netted against the retirement plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension expense pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement 158.
     The incremental effects of adopting the provisions of Statement 158 for its retirement plans on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt Statement 158 at December 31, 2006 for its retirement plans, it would have recognized an additional minimum liability pursuant to the provisions of Statement 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting Statement 158 for Retirement Plans.”

	Prior to Adopting	Effect of Adopting	As
	Statement 158 for	Statement 158 for	Reported at
	Retirement Plans	Retirement Plans	December 31, 2006
Accounts payable and accrued liabilities	222,110	607	222,717
Other long-term liabilities	87,269	(744)	86,525
Deferred income taxes	96,488	49	96,537
Accumulated other comprehensive loss	(16,295)	87	(16,208)
     Included in accumulated other comprehensive loss at December 31, 2006 are unrecognized actuarial losses of $25.2 million ($16.1 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $2.3 million.
     Prior to January 1, 2001, the Company maintained a noncontributory defined benefit pension plan in which substantially all of its employees were eligible to participate upon meeting the pension plan’s participation requirements. The benefits were based on years of service and compensation levels. On January 1, 2001 the Company amended its defined benefit pension plan to determine future benefits using a cash balance formula. On December 31, 2000, benefits credited under the plan’s previous formula were frozen. Under the cash formula, each participant had an account which was credited monthly with 3% of qualified earnings and the interest earned on their previous month-end cash balance. In addition, the Company included a “grandfather” clause which assures that the participant will receive the greater of the benefit calculated under the cash balance plan and the benefit that would have been payable if the defined benefit plan had remained in existence. The benefit payable to a vested participant upon retirement at age 65, or age 55 with 15 years of service at the time the plan was frozen, is equal to the participant’s account balance, which increases based upon length of service and compensation levels. At retirement, the employee generally receives the balance in the account as a lump sum. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law.
     The following table sets forth the funded status at December 31 (amounts in thousands):

	2006	2005
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$75,771	$69,936
Interest cost	4,059	4,067
Actuarial (gain) loss	(1,264)	6,453
Benefits paid	(5,603)	(4,685)

Benefit obligation at end of year	72,963	75,771

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	52,838	48,001
Actual return on plan assets	4,018	5,423
Employer contributions	4,344	4,099
Benefits paid	(5,603)	(4,685)

Fair value of plan assets at end of year	55,597	52,838

Funded status	(17,366)	(22,933)
Unrecognized net actuarial loss	—	27,077
Adjustment for minimum liability	—	(27,077)
Employer contribution after measurement date	518	757

Accrued pension cost	$(16,848)	$(22,176)

     Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2006	2005	2004
Interest cost	$4,059	$4,067	$4,057
Expected return on plan assets	(4,232)	(3,839)	(3,418)
Recognized net actuarial loss	2,621	2,417	2,509
Net settlement loss	1,569	—	—

Total net periodic pension expense	$4,017	$2,645	$3,148

     The accumulated benefit obligation for the defined benefit pension plan was $73.0 and $75.8 million at December 31, 2006 and 2005, respectively.
Assumptions
     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	N/A	N/A
Measurement date	9/30/2006	9/30/2005

     The rate of increase in future compensation levels was not applicable for 2006 and 2005 due to the Company amending the plan to freeze the cash balance benefit as described above.
     The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2006	2005
Discount rate	5.50%	6.00%
Rate of compensation increase	N/A	N/A
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	9/30/2006	9/30/2005
     The Company determines the overall expected long term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies.
Plan Assets
     The allocation of the defined benefit pension plan’s assets as of September 30, by asset categories, are as follows:

Asset Category	2006	2005
Equity securities	61%	63%
Fixed income securities	35%	35%
Cash	4%	2%

Total	100%	100%

     The defined benefit pension plan’s investment strategy is to achieve a real long-term rate of return over inflation resulting from income, capital gains, or both which assist the plan in meeting its long term objectives. Investment management of plan assets is in accordance with the Plan’s Investment Policy which includes a targeted asset allocation as follows:

Asset Category	Target
Equity securities	60%
Fixed income securities	35%
Cash	5%

Total	100%

Periodically, the entire account is rebalanced to maintain the desired allocation and the Investment Policy is reviewed. Within each asset class, plan assets are allocated to various investment styles. Professional managers manage all assets of the Plan and professional advisors assist the Plan in the attainment of its objectives.
Expected Contributions and Benefit Payments
     The Company expects to contribute $4.2 million to its defined benefit pension plan in 2007. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2007	$5,470
2008	2,265
2009	2,441
2010	2,836
2011	2,799
2012-2016	20,323

Total	$36,134

Other Information
     The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2006, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $15.0 million.
     The Company’s accrued cost related to its qualified and non-qualified retirement plans of $31.7 million and $37.0 million at December 31, 2006 and 2005, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2006 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $3.2 million, net of taxes of $3.0 million. The 2005 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $2.4 million, net of a tax benefit of $1.5 million. The 2004 decrease in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $0.2 million, net of a tax benefit of $0.3 million. The 2006, 2005 and 2004 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $8.1 million, $7.5 million, and $6.0 million for 2006, 2005 and 2004, respectively.
17. Postretirement Benefits Other Than Pensions
     As further discussed in Note 16, on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The incremental effects of adopting the provisions of Statement 158 with respect to the postretirement benefit plans on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

	Prior to Adopting	Effect of Adopting
	Statement 158 for	Statement 158 for	As
	Postretirement	Postretirement	Reported at
	Benefit Plans	Benefit Plans	December 31, 2006
Accounts payable and accrued liabilities	221,744	973	222,717
Other long-term liabilities	86,685	(160)	86,525
Deferred income taxes	96,830	(293)	96,537
Accumulated other comprehensive loss	(15,688)	(520)	(16,208)
     Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $2.3 million ($1.5 million net of tax), unrecognized prior service credit of $0.1 million ($0.1 million net of tax) and unrecognized curtailment gains of $1.4 million ($0.9 million net of tax). The estimated actuarial loss, prior service credit, and curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $40,000, $0.1 million, and $0.2 million, respectively.
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
     The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2006	2005
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$19,256	$13,643
Service cost	191	209
Interest cost	1,031	791
Actuarial loss	930	5,657
Benefits paid	(1,161)	(1,044)

Benefit obligation at end of year	20,247	19,256
Unrecognized net actuarial (loss) gain	—	(1,350)
Unrecognized prior service cost	—	1,076
Unrecognized curtailment gain	—	1,615

Accrued postretirement liability	$20,247	$20,597

     Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2006	2005	2004
Service cost	$191	$209	$300
Interest cost	1,031	791	937
Recognized net actuarial (gain) loss	—	(502)	(422)
Amortization of prior service cost	(979)	(999)	(999)
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$(1)	$(745)	$(428)

     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Measurement date	9/30/2006	9/30/2005
     The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2006	2005
Discount rate	5.50%	6.00%
Measurement date	9/30/2006	9/30/2005
     The health care cost trend is projected to be 9.2% in 2007, declining each year thereafter to an ultimate level trend rate of 5.0% per year for 2013 and beyond. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately 11% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 10%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 9%.
     The Company expects to contribute $1.0 million to the plan in 2007. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2007	$973
2008	1,035
2009	1,137
2010	1,175
2011	1,260
2012-2016	7,046

Total	$12,626

     The Company amended the plans effective December 31, 2001 such that only active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. The amendment and curtailment of the plans were recorded in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and related interpretations.
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
     During the second quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company elected to early-adopt the provisions of FASB Staff Position No. 106-2 during the second quarter of 2004 and re-measured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense accordingly. The accumulated postretirement benefit obligation was reduced by $2.9 million during the second quarter of 2004 as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the year ended December 31, 2004 was as follows (amounts in thousands):

Service cost	$(31)
Interest cost	(136)
Expected return on plan assets	—
Amortization of net actuarial gain	(328)
Amortization of prior service cost	—
Amortization of curtailment gain	—

Net periodic postretirement benefit expense	$(495)

18. Goodwill and Intangibles
     The changes in the carrying amounts of goodwill by business segment for the years ended December 31, 2006 and 2005 are as follows (amounts in thousands):

	Balance as of			Purchase	Balance as of
	January 1,	Impairment		Accounting	December 31,
	2006	Losses	Acqusitions	Adjustments	2006
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	170,641	(85,736)	—	(4,489)	80,416
Corporate and other	—	—	—	—	—

Total	$177,556	$(85,736)	$—	$(4,489)	$87,331

	Balance as of			Purchase	Balance as of
	January 1,	Impairment		Accounting	December 31,
	2005	Losses	Acquisitions	Adjustments	2005
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
ResortQuest	155,345	—	14,917	379	170,641
Corporate and other	—	—	—	—	—

Total	$162,260	$—	$14,917	$379	$177,556

     The Company performs an annual review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company completed the annual impairment review on all goodwill at December 31, 2006 and recorded an impairment charge of $85.0 million to write down the carrying value of goodwill at certain reporting units of ResortQuest to its implied fair value as further discussed in Note 3. In addition, as a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill.
     During 2006, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition as a result of the Company settling certain issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest. These adjustments resulted in a net decrease in goodwill of $4.5 million.

     The carrying amount of indefinite lived intangible assets not subject to amortization was $28.3 million and $40.3 million at December 31, 2006 and 2005, respectively. The decrease in the carrying value of indefinite lived intangible assets during 2006 is due to the Company recording an impairment charge of $12.1 million to write down the carrying value of the ResortQuest trade name to its fair value as further discussed in Note 3. The gross carrying amount of amortized intangible assets in continuing operations was $37.5 million and $37.8 million at December 31, 2006 and 2005, respectively. The related accumulated amortization of intangible assets in continuing operations was $14.8 million and $10.0 million at December 31, 2006 and 2005, respectively. The amortization expense related to intangibles from continuing operations during the years ended December 31, 2006, 2005, and 2004 was $4.8 million, $5.3 million, and $3.9 million, respectively. As further discussed in Note 3, the Company determined that the management contracts at a certain market of ResortQuest were not recoverable and recorded an impairment charge of $0.2 million to write down the carrying value of those management contracts to their fair value. Also, as a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.1 million related to certain intangible assets. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2007	$4,793
2008	4,793
2009	4,792
2010	4,399
2011	2,058

$20,835

19. Financial Reporting By Business Segments
     The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2006	2005	2004
REVENUES:
Hospitality	$645,437	$576,927	$473,051
Opry and Attractions	76,580	67,097	66,565
ResortQuest	225,650	222,003	188,619
Corporate and Other	255	512	388

Total revenues	$947,922	$866,539	$728,623

DEPRECIATION AND AMORTIZATION:
Hospitality	$64,502	$63,188	$58,521
Opry and Attractions	5,663	5,347	5,215
ResortQuest	10,772	10,619	9,170
Corporate and Other	4,903	4,049	4,737

Total depreciation and amortization	$85,840	$83,203	$77,643

OPERATING INCOME (LOSS):
Hospitality	$99,087	$72,705	$43,525
Opry and Attractions	5,014	1,889	1,548
ResortQuest	(1,331)	(7,689)	(226)
Corporate and Other	(53,332)	(41,266)	(43,751)
Preopening costs	(7,174)	(5,005)	(14,205)
Impairment and other charges	(110,710)	—	(1,212)
Restructuring charges	—	—	(196)

Total operating (loss) income	(68,446)	20,634	(14,517)

Interest expense, net of amounts capitalized	(71,719)	(73,169)	(55,064)
Interest income	3,135	2,478	1,501
Unrealized gain (loss) on Viacom stock and CBS stock	38,337	(41,554)	(87,914)
Unrealized (loss) gain on derivatives	(16,618)	35,705	56,533
Income from unconsolidated companies	10,565	2,169	3,825
Other gains and (losses)	9,469	6,660	1,089

Loss before benefit for income taxes and discontinued operations	$(95,277)	$(47,077)	$(94,547)

IDENTIFIABLE ASSETS:
Hospitality	$1,539,389	$1,303,739
Opry and Attractions	79,814	83,847
ResortQuest	204,856	327,623
Corporate and Other	808,432	808,208
Discontinued operations	28	9,173

Total identifiable assets	$2,632,519	$2,532,590

     The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2006	2005	2004
CAPITAL EXPENDITURES:
Hospitality	$263,907	$105,536	$118,698
Opry and Attractions	2,153	2,538	3,326
ResortQuest	13,067	14,036	2,044
Corporate and other	15,820	7,430	3,459

Total capital expenditures	$294,947	$129,540	$127,527

20. Quarterly Financial Information (Unaudited)
     The following is selected unaudited quarterly financial data as revised for the fiscal years ended December 31, 2006 and 2005 (amounts in thousands, except per share data).
     The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$241,611	$235,116	$231,907	$239,288
Depreciation and amortization	21,293	21,308	21,686	21,553
Operating income (loss)	21,607	12,241	7,133	(109,427)
Income (loss) before income taxes and discontinued operations	15,487	3,178	2,620	(116,562)
Provision (benefit) for income taxes	4,197	8,867	(3,127)	(22,382)
Income (loss) from continuing operations	11,290	(5,689)	5,747	(94,180)
Gain from discontinued operations, net of taxes	1,869	528	564	436
Net income (loss)	13,159	(5,161)	6,311	(93,744)
Net income (loss) per share	0.33	(0.13)	0.16	(2.30)
Net income (loss) per share — assuming dilution	0.32	(0.13)	0.15	(2.30)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$213,470	$224,472	$207,951	$220,646
Depreciation and amortization	20,929	20,195	20,899	21,180
Operating income (loss)	10,749	14,111	310	(4,536)
(Loss) income before income taxes and discontinued operations	(14,367)	1,300	(14,227)	(19,783)
(Benefit) provision for income taxes	(5,233)	1,246	(4,753)	(6,544)
(Loss) income from continuing operations	(9,134)	54	(9,474)	(13,239)
Gain (loss) from discontinued operations, net of taxes	277	(465)	(2,143)	174
Net loss	(8,857)	(411)	(11,617)	(13,065)
Net loss per share	(0.22)	(0.01)	(0.29)	(0.32)
Net loss per share — assuming dilution	(0.22)	(0.01)	(0.29)	(0.32)
     During the second quarter of 2006, the Company completed the sale of an additional market of its ResortQuest business that was not included in the plan of disposal executed during the third quarter of 2005, but was later determined to be inconsistent with the Company’s long term growth strategy. The Company did not record any impairment charges or restructuring charges in connection with the sale of this market. The results of operations, net of taxes, of this market has been reflected in the accompanying consolidated financial statements as discontinued in accordance with SFAS No. 144 for all periods presented. As a result, revenues, depreciation and amortization, operating income, income before income taxes and discontinued operations, provision for income taxes, income from continuing operations, and gain from discontinued operations, net of taxes, for the three months ended March 31, 2006 and 2005 increased (decreased) as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues	$(544)	$(543)
Depreciation and amortization	(9)	(8)
Operating income	(91)	(138)
Income before income taxes and discontinued operations	(91)	(138)
Provision for income taxes	(11)	(50)
Income from continuing operations	(80)	(88)
Gain from discontinued operations, net of taxes	80	88
     During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to us. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the recovery of this note receivable resulted in a net gain of $5.4 million during the first quarter of 2006. In July 2006, the Company received $0.5 million in cash in full settlement of the secured administrative claim, which resulted in a gain of $0.5 million during the third quarter of 2006.
     During the third quarter of 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis, and Charley. The Company recorded the net recovery of $4.9 million as revenue during the third quarter of 2006.
     As a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets.
     As further discussed in Note 3, the Company evaluated its goodwill and other intangible assets with indefinite useful lives for impairment as of December 31, 2006. In connection with this impairment test, the Company determined that the fair value of the ResortQuest trade name, which is an intangible asset with an indefinite useful life, was less than its carrying value. As a result the Company recorded an impairment charge of $12.1 million during the fourth quarter of 2006 to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, the Company determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, the Company recorded an impairment charge of $85.0 million during the fourth quarter of 2006 to write down the carrying values of goodwill at the impaired reporting units to their implied fair values.
     During 2005 and 2006, the Company was developing a new enterprise property management system for ResortQuest named ReQuest. During the fourth quarter of 2006, the Company determined that there had been a significant change in the extent or manner in which the system was expected to be used and it was no longer probable that ReQuest would be completed and placed in service. As a result, the Company indefinitely suspended the development of ReQuest during the fourth quarter of 2006 and recorded an impairment charge of $12.6 million to write off the carrying value of ReQuest. Also in accordance with SFAS No. 144, the Company determined that the management contracts at a certain market of ResortQuest were not recoverable and recorded an impairment charge of $0.2 million during the fourth quarter of 2006 to write down the carrying values of those management contracts to their fair values.

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
     In connection with the settlement of litigation with NHC on February 22, 2005, as further discussed in Note 15, the Company made a one-time cash payment to NHC of $4.0 million and issued to NHC a 5-year, $5.0 million promissory note. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during the first quarter of 2005.
     On March 10, 2005, the Company entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. The Company’s credit facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The purpose of the credit facility is for working capital and capital expenditures and the financing of the costs and expenses related to the construction of Gaylord National. As a result of entering into the $600.0 million credit facility, the 2003 Revolving Credit Facility was terminated and the Company wrote off $0.5 million of deferred financing costs during the first quarter of 2005.
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
21. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
     Prior to January 1, 2006, Gaylord Entertainment Company (the “Issuer”) charged Gaylord Opryland, Gaylord Palms and Gaylord Texan a management fee equal to 3% of revenues. This management fee, which totaled $16.8 million and $13.6 million during the years ended December 31, 2005 and 2004, was recorded as revenues by the Issuer and operating costs by the Guarantors in the condensed consolidating financial information presented below. Effective January 1, 2006, this management fee is no longer charged.
     The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$81,541	$914,982	$—	$(48,601)	$947,922
Operating expenses:
Operating costs	24,920	594,102	—	(567)	618,455
Selling, general and administrative	48,628	145,683	—	(122)	194,189
Management fees	—	47,912	—	(47,912)	—
Preopening costs	—	7,174	—	—	7,174
Impairment and other charges	—	110,710	—	—	110,710
Depreciation	5,976	69,200	—	—	75,176
Amortization	1,744	8,920	—	—	10,664

Operating income (loss)	273	(68,719)	—	—	(68,446)
Interest expense, net	(84,310)	(61,829)	(5,772)	80,192	(71,719)
Interest income	68,854	6,570	7,903	(80,192)	3,135
Unrealized gain on Viacom stock and CBS stock	38,337	—	—	—	38,337
Unrealized loss on derivatives	(16,618)	—	—	—	(16,618)
Income from unconsolidated companies	—	(1,687)	12,252	—	10,565
Other gains and (losses)	3,849	5,620	—	—	9,469

Income (loss) before income taxes and discontinued operations	10,385	(120,045)	14,383	—	(95,277)
(Benefit) provision for income taxes	(5,376)	(13,302)	6,233	—	(12,445)
Equity in subsidiaries’ (earnings) losses, net	95,196	—	—	(95,196)	—

(Loss) income from continuing operations	(79,435)	(106,743)	8,150	95,196	(82,832)
Gain from discontinued operations, net	—	3,194	203	—	3,397

Net (loss) income	$(79,435)	$(103,549)	$8,353	$95,196	$(79,435)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$84,471	$835,289	$—	$(53,221)	$866,539
Operating expenses:
Operating costs	22,986	565,882	—	(17,374)	571,494
Selling, general and administrative	39,566	146,786	—	(149)	186,203
Management fees	—	35,698	—	(35,698)	—
Preopening costs	—	5,005	—	—	5,005
Depreciation	5,427	67,193	—	—	72,620
Amortization	1,403	9,180	—	—	10,583

Operating income	15,089	5,545	—	—	20,634
Interest expense, net	(77,433)	(58,357)	(5,476)	68,097	(73,169)
Interest income	60,269	2,874	7,432	(68,097)	2,478
Unrealized loss on Viacom stock	(41,554)	—	—	—	(41,554)
Unrealized gain on derivatives	35,705	—	—	—	35,705
Income from unconsolidated companies	—	158	2,011	—	2,169
Other gains and (losses)	5,256	1,404	—	—	6,660

(Loss) income before income taxes and discontinued operations	(2,668)	(48,376)	3,967	—	(47,077)
(Benefit) provision for income taxes	(2,216)	(14,645)	1,577	—	(15,284)
Equity in subsidiaries’ (earnings) losses, net	33,498	—	—	(33,498)	—

(Loss) income from continuing operations	(33,950)	(33,731)	2,390	33,498	(31,793)
(Loss) gain from discontinued operations, net	—	(2,245)	88	—	(2,157)

Net (loss) income	$(33,950)	$(35,976)	$2,478	$33,498	$(33,950)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$77,723	$699,647	$—	$(48,747)	$728,623
Operating expenses:
Operating costs	23,750	468,529	—	(14,055)	478,224
Selling, general and administrative	39,220	132,440	—	—	171,660
Management fees	—	34,692	—	(34,692)	—
Preopening costs	—	14,205	—	—	14,205
Impairment and other charges	—	1,212	—	—	1,212
Restructuring charges, net	196	—	—	—	196
Depreciation	5,499	63,229	—	—	68,728
Amortization	2,038	6,877	—	—	8,915

Operating income (loss)	7,020	(21,537)	—	—	(14,517)
Interest expense, net	(56,535)	(67,033)	(5,588)	74,092	(55,064)
Interest income	59,162	8,611	7,820	(74,092)	1,501
Unrealized loss on Viacom stock	(87,914)	—	—	—	(87,914)
Unrealized gain on derivatives	56,533	—	—	—	56,533
Income from unconsolidated companies	—	—	3,825	—	3,825
Other gains and (losses)	2,960	(1,871)	—	—	1,089

(Loss) income before income taxes and discontinued operations	(18,774)	(81,830)	6,057	—	(94,547)
(Benefit) provision for income taxes	(10,848)	(31,803)	2,695	—	(39,956)
Equity in subsidiaries’ (earnings) losses, net	45,712	—	—	(45,712)	—

(Loss) income from continuing operations	(53,638)	(50,027)	3,362	45,712	(54,591)
Gain from discontinued operations, net	—	333	620	—	953

Net (loss) income	$(53,638)	$(49,694)	$3,982	$45,712	$(53,638)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$28,875	$11,687	$—	$—	$40,562
Cash and cash equivalents — restricted	1,223	14,492	—	—	15,715
Short term investments	394,913	—	—	—	394,913
Trade receivables, net	559	38,899	—	—	39,458
Estimated fair value of derivative assets	207,428	—	—	—	207,428
Deferred financing costs	10,461	—	—	—	10,461
Other current assets	6,155	23,077	—	(126)	29,106
Intercompany receivables, net	1,224,698	—	161,399	(1,386,097)	—
Current assets of discontinued operations	—	28	—	—	28

Total current assets	1,874,312	88,183	161,399	(1,386,223)	737,671
Property and equipment, net of accumulated depreciation	96,247	1,542,196	—	—	1,638,443
Intangible assets, net of accumulated amortization	—	22,688	—	—	22,688
Goodwill	—	87,331	—	—	87,331
Indefinite lived intangible assets	1,480	26,774	—	—	28,254
Investments	338,465	21,714	79,521	(355,212)	84,488
Long-term deferred financing costs	15,579	—	—	—	15,579
Other long-term assets	6,667	11,398	—	—	18,065
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,332,750	$1,800,284	$240,920	$(1,741,435)	$2,632,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,351	$683	$—	$—	$2,034
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	41,177	181,831	—	(291)	222,717
Deferred income taxes	94,297	(37,130)	(539)	—	56,628
Intercompany payables, net	—	1,512,208	(126,111)	(1,386,097)	—
Current liabilities of discontinued operations	—	53	525	—	578

Total current liabilities	749,879	1,657,645	(126,125)	(1,386,388)	895,011
Long-term debt and capital lease obligations, net of current portion	751,168	2,404	—	—	753,572
Deferred income taxes	(19,673)	110,967	5,243	—	96,537
Estimated fair value of derivative liabilities	2,610	—	—	—	2,610
Other long-term liabilities	51,291	35,069	—	165	86,525
Long-term liabilities of discontinued operations	—	241	(3)	—	238
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	408	2,387	2	(2,389)	408
Additional paid-in capital	694,941	397,234	168,434	(565,668)	694,941
Retained earnings	118,885	(406,214)	193,369	212,845	118,885
Other stockholders’ equity	(16,759)	551	—	—	(16,208)

Total stockholders’ equity	797,475	(6,042)	361,805	(355,212)	798,026

Total liabilities and stockholders’ equity	$2,332,750	$1,800,284	$240,920	$(1,741,435)	$2,632,519

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$41,757	$16,962	$—	$—	$58,719
Cash and cash equivalents — restricted	1,201	18,487	—	—	19,688
Short-term investments	—	—	—	—	—
Trade receivables, net	254	36,900	—	—	37,154
Deferred financing costs	26,865	—	—	—	26,865
Deferred income taxes	5,653	3,196	12	—	8,861
Other current assets	4,965	24,437	—	(126)	29,276
Intercompany receivables, net	1,058,718	—	41,573	(1,100,291)	—
Current assets of discontinued operations	—	7,726	—	—	7,726

Total current assets	1,139,413	107,708	41,585	(1,100,417)	188,289
Property and equipment, net	85,240	1,318,971	—	—	1,404,211
Intangible assets, net of accumulated amortization	—	27,768	—	—	27,768
Goodwill	—	177,556	—	—	177,556
Indefinite lived intangible assets	1,480	38,835	—	—	40,315
Investments	796,548	19,286	70,181	(456,720)	429,295
Estimated fair value of derivative assets	220,430	—	—	—	220,430
Long-term deferred financing costs	29,144	—	—	—	29,144
Other long-term assets	4,928	9,207	—	—	14,135
Long-term assets of discontinued operations	—	1,447	—	—	1,447

Total assets	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,254	$571	$—	$—	$1,825
Accounts payable and accrued liabilities	34,362	152,469	—	(291)	186,540
Intercompany payables, net	—	1,228,669	(128,378)	(1,100,291)	—
Current liabilities of discontinued operations	—	7,276	526	—	7,802

Total current liabilities	35,616	1,388,985	(127,852)	(1,100,582)	196,167
Secured forward exchange contract	613,054	—	—	—	613,054
Long-term debt and capital lease obligations, net of current portion	597,190	1,285	—	—	598,475
Deferred income taxes	119,142	57,755	755	—	177,652
Estimated fair value of derivative liabilities	1,994	—	—	—	1,994
Other long-term liabilities	61,596	34,725	2	165	96,488
Long-term liabilities of discontinued operations	—	196	(3)	—	193
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,337	2	(3,339)	403
Additional paid-in capital	670,828	517,184	53,846	(571,030)	670,828
Retained earnings	198,320	(302,665)	185,016	117,649	198,320
Other stockholders’ equity	(20,960)	(24)	—	—	(20,984)

Total stockholders’ equity	848,591	217,832	238,864	(456,720)	848,567

Total liabilities and stockholders’ equity	$2,277,183	$1,700,778	$111,766	$(1,557,137)	$2,532,590

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(162,580)	$276,892	$—	$—	$114,312
Net cash (used in) provided by discontinued operating activities	—	(3,453)	—	—	(3,453)

Net cash (used in) provided by operating activities	(162,580)	273,439	—	—	110,859

Purchases of property and equipment	(15,554)	(279,393)	—	—	(294,947)
Investment in unconsolidated companies	—	(6,587)	—	—	(6,587)
Returns of investment in unconsolidated companies	—	2,228	—	—	2,228
Proceeds from sale of assets	—	763	—	—	763
Collection of note receivable	—	381	—	—	381
Other investing activities	(4,087)	(4,102)	—	—	(8,189)

Net cash used in investing activities — continuing operations	(19,641)	(286,710)	—	—	(306,351)
Net cash provided by investing activities — discontinued operations	—	541	—	—	541

Net cash used in investing activities	(19,641)	(286,169)	—	—	(305,810)

Repayment of long term debt	(1,000)	—	—	—	(1,000)
Borrowings under credit facility	155,000	—	—	—	155,000
(Increase) decrease in restricted cash and cash equivalents	(22)	3,995	—	—	3,973
Proceeds from exercise of stock option and purchase plans	13,028	—	—	—	13,028
Excess tax benefit from stock-based compensation	2,771	—	—	—	2,771
Other financing activities, net	(438)	(834)	—	—	(1,272)

Net cash provided by financing activities — continuing operations	169,339	3,161	—	—	172,500
Net cash provided by financing activities — discontinued operations	—	4,294	—	—	4,294

Net cash provided by financing activities	169,339	7,455	—	—	176,794

Net change in cash and cash equivalents	(12,882)	(5,275)	—	—	(18,157)
Cash and cash equivalents at beginning of year	41,757	16,962	—	—	58,719

Cash and cash equivalents at end of year	$28,875	$11,687	$—	$—	$40,562

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(42,733)	$130,447	$(6,971)	$—	$80,743

Net cash provided by (used in) discontinued operating activities	—	51	(529)	—	(478)

Net cash (used in) provided by operating activities	(42,733)	130,498	(7,500)	—	80,265

Purchases of property and equipment	(8,777)	(120,763)	—	—	(129,540)
Acquisition of businesses, net of cash acquired	—	(20,223)	—	—	(20,223)
Investment in unconsolidated companies	—	(5,225)	—	—	(5,225)
Returns of investment in unconsolidated companies	—	2,389	—	—	2,389
Proceeds from sale of assets	5,967	4,511	—	—	10,478
Collection of note receivable	—	—	7,500	—	7,500
Purchases of short-term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short-term investments	42,000	—	—	—	42,000
Other investing activities	(878)	(1,594)	—	—	(2,472)

Net cash provided by (used in) investing activities — continuing operations	23,312	(140,905)	7,500	—	(110,093)
Net cash provided by investing activities — discontinued operations	—	1,195	—	—	1,195

Net cash provided by (used in) investing activities	23,312	(139,710)	7,500	—	(108,898)

Borrowings under credit facility	20,000	—	—	—	20,000
Deferred financing costs paid	(8,479)	—	—	—	(8,479)
Decrease in restricted cash and cash equivalents	1,245	25,309	—	—	26,554
Proceeds from exercise of stock option and purchase plans	9,040	—	—	—	9,040
Other financing activities, net	(339)	(289)	—	—	(628)

Net cash provided by financing activities — continuing operations	21,467	25,020	—	—	46,487

Net cash used in financing activities — discontinued operations	—	(2,142)	—	—	(2,142)

Net cash provided by financing activities	21,467	22,878	—	—	44,345

Net change in cash	2,046	13,666	—	—	15,712
Cash and cash equivalents at beginning of year	39,711	3,296	—	—	43,007

Cash and cash equivalents at end of year	$41,757	$16,962	$—	$—	$58,719

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(277,202)	$333,055	$821	$—	$56,674
Net cash used in discontinued operating activities	—	(450)	(821)	—	(1,271)

Net cash (used in) provided by operating activities	(277,202)	332,605	—	—	55,403

Purchases of property and equipment	(5,567)	(121,960)	—	—	(127,527)
Proceeds from sale of assets	—	1,450	—	—	1,450
Purchases of short-term investments	(130,850)	—	—	—	(130,850)
Proceeds from sale of short-term investments	165,850	—	—	—	165,850
Other investing activities	(266)	(3,803)	—	—	(4,069)

Net cash provided by (used in) investing activities — continuing operations	29,167	(124,313)	—	—	(95,146)
Net cash used in investing activities — discontinued operations	—	(292)	—	—	(292)

Net cash provided by (used in) investing activities	29,167	(124,605)	—	—	(95,438)

Proceeds from issuance of long-term debt	225,000	—	—	—	225,000
Repayment of long-term debt	—	(199,181)	—	—	(199,181)
Deferred financing costs paid	(4,758)	(193)	—	—	(4,951)
Decrease (increase) in restricted cash and cash equivalents	2,205	(9,549)	—	—	(7,344)
Proceeds from exercise of stock option and purchase plans	11,529	—	—	—	11,529
Other financing activities, net	(643)	(50)	—	—	(693)

Net cash provided by (used in) financing activities — continuing operations	233,333	(208,973)	—	—	24,360
Net cash used in financing activities — discontinued operations	—	(82)	—	—	(82)

Net cash provided by (used in) financing activities	233,333	(209,055)	—	—	24,278

Net change in cash	(14,702)	(1,055)	—	—	(15,757)
Cash and cash equivalents at beginning of year	54,413	4,351	—	—	58,764

Cash and cash equivalents at end of year	$39,711	$3,296	$—	$—	$43,007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE FINANCIAL STATEMENT SCHEDULES
To Board of Directors and Stockholders of Gaylord Entertainment Company:
We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 28, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 28, 2007

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2006
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges - discontinuing operations	162	19	—	23	158
2005 restructuring charges - discontinuing operations	192	74	—	266	—

Total	$354	$93	$—	$289	$158

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2005
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges — continuing operations	$14	$(13)	$—	$1	$—
2001 restructuring charges — continuing operations	107	—	—	107	—

Total continuing operations	121	(13)	—	108	—

2001 restructuring charges — discontinuing operations	190	—	—	28	162
2005 restructuring charges — discontinuing operations	—	840	—	648	192

Total discontinuing operations	190	840	—	676	354

Total	$311	$827	$—	$784	$354

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2000 restructuring charges — continuing operations	$195	$(82)	$—	$99	$14
2001 restructuring charges — continuing operations	94	278	—	265	107

Total continuing operations	289	196	—	364	121
2001 restructuring charges — discontinuing operations	216	—	99	125	190

Total	$505	$196	$99	$489	$311

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
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

3.3	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof for instruments defining the rights of common stockholders of the Company.

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

4.7
Second Supplemental Indenture, dated as of November 29, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.8
Third Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.9
Fourth Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.10*	Fifth Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes.

4.11
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

4.13
Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.14*	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes.

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

10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company,

EXHIBIT
NUMBER	DESCRIPTION
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

10.10
Purchase Agreement dated February 22, 2005 by and between the Nashville Hockey Club Limited Partnership and CCK Holdings, LCC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

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

10.14
Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 5, 2006 and Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006 (File No. 1-13079)).

10.15#
Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.16#
ResortQuest International, Inc. amended and restated 1998 long-term incentive plan (incorporated by reference to Exhibit A to ResortQuest International, Inc.’s definitive proxy statement filed with the SEC on April 6, 1999 (File No. 1-14115)).

10.17*#	First Amendment to ResortQuest International, Inc. Amended and Restated 1998 Long-Term Incentive Plan.

10.18#
The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.19#
Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10.20#
Executive Employment Agreement of Colin V. Reed, dated April 23, 2001, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 1-13079)).

10.21#
Amendment No. 1 dated as of August 17, 2004 to 2001 Employment Agreement of Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004 (File No. 1-13079)).

10.22#
Amendment No. 2, dated as of February 10, 2006, to 2001 Employment Agreement of Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2006 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.23#
Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.24#
Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).

10.25#
Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.26#
Employment Agreement of David C. Kloeppel, dated May 4, 2005, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 1-13079)).

10.27#
Employment Agreement, dated as of February 10, 2006, by and between the Company and John Caparella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2006 (File No. 1-13079)).

10.28#
Employment Agreement, dated as of July 15, 2003, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005 (File No. 1-13079)).

10.29#
Amendment No. 1 to Employment Agreement, dated as of November 4, 2005, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005 (File No. 1-13079)).

10.30*#	Severance Agreement, dated as of July 3, 2001, between the Company and Carter R. Todd.

10.31*#	Amendment No. 1 to Severance Agreement, dated as of November 4, 2005, by and between the Company and Carter R. Todd.

10.32#
Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.33#
Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.34#
Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.35#
Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.36#
Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

10.37*#	Summary of Director and Executive Officer Compensation.

10.38#
Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).

10.39*#	First Amendment to Gaylord Entertainment Company 2006 Omnibus Incentive Plan.

10.40*#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended.

10.41*#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended.

10.42*#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s

EXHIBIT
NUMBER	DESCRIPTION
2006 Omnibus Incentive Plan, as amended.

10.43*#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan.

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Management contract or compensatory plan or arrangement.