Form 10-Q
period 2007-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2007-05-09
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007

Common Stock, $.01 par value	40,963,149 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2007
INDEX

Part I – FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	2007	2006
Revenues	$239,841	$241,611

Operating expenses:
Operating costs	151,999	151,779
Selling, general and administrative	50,702	45,870
Preopening costs	2,945	1,062
Depreciation	19,516	18,608
Amortization	2,345	2,685

Operating income	12,334	21,607

Interest expense, net of amounts capitalized	(18,778)	(17,830)
Interest income	663	707
Unrealized loss on Viacom stock and CBS stock	(2,789)	(13,235)
Unrealized gain on derivatives	9,569	15,392
(Loss) income from unconsolidated companies	(1,918)	2,756
Other gains and (losses), net	5,680	6,090

Income before provision for income taxes	4,761	15,487

Provision for income taxes	1,297	4,197

Income from continuing operations	3,464	11,290

Gain from discontinued operations, net of income taxes	—	1,869

Net income	$3,464	$13,159

Basic income per share:
Income from continuing operations	$0.08	$0.28
Gain from discontinued operations, net of income taxes	0.00	0.05

Net income	$0.08	$0.33

Fully diluted income per share:
Income from continuing operations	$0.08	$0.27
Gain from discontinued operations, net of income taxes	0.00	0.05

Net income	$0.08	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$36,515	$40,562
Cash and cash equivalents — restricted	24,191	15,715
Short term investments	392,124	394,913
Trade receivables, less allowance of $889 and $1,342, respectively	54,549	39,458
Estimated fair value of derivative assets	218,703	207,428
Deferred financing costs	3,831	10,461
Other current assets	37,822	29,106
Current assets of discontinued operations	—	28

Total current assets	767,735	737,671

Property and equipment, net of accumulated depreciation	1,754,272	1,638,443
Intangible assets, net of accumulated amortization	21,528	22,688
Goodwill	87,458	87,331
Indefinite lived intangible assets	28,254	28,254
Investments	82,282	84,488
Long-term deferred financing costs	17,274	15,579
Other long-term assets	18,236	18,065

Total assets	$2,777,039	$2,632,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,293	$2,034
Secured forward exchange contract	613,054	613,054
Accounts payable and accrued liabilities	235,549	222,717
Deferred income taxes	56,648	56,628
Current liabilities of discontinued operations	592	578

Total current liabilities	908,136	895,011

Long-term debt and capital lease obligations, net of current portion	873,961	753,572
Deferred income taxes	89,184	96,537
Estimated fair value of derivative liabilities	1,605	2,610
Other long-term liabilities	95,700	86,525
Long-term liabilities of discontinued operations	237	238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,910 and 40,804 shares issued and outstanding, respectively	409	408
Additional paid-in capital	701,384	694,941
Retained earnings	122,311	118,885
Accumulated other comprehensive loss	(15,888)	(16,208)

Total stockholders’ equity	808,216	798,026

Total liabilities and stockholders’ equity	$2,777,039	$2,632,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Cash Flows from Operating Activities:
Net income	$3,464	$13,159
Amounts to reconcile net income to net cash flows provided by operating activities:
Gain from discontinued operations, net of taxes	—	(1,869)
Loss (income) from unconsolidated companies	1,918	(2,756)
Unrealized gain on Viacom stock and CBS stock and related derivatives	(6,780)	(2,157)
Provision for deferred income taxes	1,297	4,197
Depreciation and amortization	21,861	21,293
Amortization of deferred financing costs	7,424	7,393
Write-off of deferred financing costs	1,192	—
Stock-based compensation expense	2,815	1,667
Excess tax benefit from stock-based compensation	(581)	(1,890)
(Gain) loss on sales of assets	(4,175)	128
Dividends received from investments in unconsolidated companies	—	172
Changes in (net of acquisitions and divestitures):
Trade receivables	(15,091)	(23,927)
Accounts payable and accrued liabilities	11,155	13,736
Other assets and liabilities	(8,807)	(3,176)

Net cash flows provided by operating activities — continuing operations	15,692	25,970
Net cash flows provided by (used in) operating activities — discontinued operations	31	(3,014)

Net cash flows provided by operating activities	15,723	22,956

Cash Flows from Investing Activities:
Purchases of property and equipment	(135,019)	(53,517)
Returns of investment (additional investment) in unconsolidated companies	301	(473)
Proceeds from sales of assets	4,995	310
Other investing activities	(1,130)	(4,039)

Net cash flows used in investing activities — continuing operations	(130,853)	(57,719)
Net cash flows used in investing activities — discontinued operations	—	(816)

Net cash flows used in investing activities	(130,853)	(58,535)

Cash Flows from Financing Activities:
Borrowings under credit facility	120,000	10,000
Deferred financing costs paid	(3,681)	—
Increase in restricted cash and cash equivalents	(8,476)	(8,817)
Proceeds from exercise of stock option and purchase plans	3,029	7,231
Excess tax benefit from stock-based compensation	581	1,890
Other financing activities, net	(380)	(458)

Net cash flows provided by financing activities — continuing operations	111,073	9,846
Net cash flows provided by financing activities — discontinued operations	10	3,354

Net cash flows provided by financing activities	111,083	13,200

Net change in cash and cash equivalents	(4,047)	(22,379)
Cash and cash equivalents — unrestricted, beginning of period	40,562	58,719

Cash and cash equivalents — unrestricted, end of period	$36,515	$36,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
2. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Weighted average shares outstanding	40,802	40,311
Effect of dilutive stock options	1,310	1,084

Weighted average shares outstanding - assuming dilution	42,112	41,395

3. COMPREHENSIVE INCOME:
Comprehensive income is as follows for the three months of the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Net income	$3,464	$13,159
Unrealized gain on natural gas derivatives, net of deferred income taxes	487	—
Minimum pension liability, net of deferred income taxes	(81)	—
Foreign currency translation, net of deferred income taxes	(86)	—

Comprehensive income	$3,784	$13,159

4. INVESTMENTS:
The Company currently owns 13.0% of Bass Pro Group, LLC (“Bass Pro”), which is the owner of the Bass Pro Inc., Tracker Marine Boats and Big Cedar Lodge businesses. Prior to December 14, 2005, the Company owned 26.6% of Bass Pro, Inc. On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to Bass Pro in exchange for ownership interests in Bass Pro. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar L.L.C. to Bass Pro. As a result, Bass Pro, Inc., Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar, L.L.C. are all wholly-owned subsidiaries of Bass Pro Group, LLC. Because the new entity owns these additional businesses, the Company’s ownership interest in Bass Pro decreased from 26.6% to 13.0% on December 14, 2005. However, the Company continues to account for its investment in Bass Pro under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
Summary financial information for Bass Pro from which the Company’s equity method income is derived is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales	$461,330	$499,364
Gross profit	224,631	193,358
Net (loss) income	(943)	10,599

	March 31,	December 31,
	2007	2006
Current assets	$682,083	$705,676
Noncurrent assets	667,260	608,201
Current liabilities	558,885	534,287
Noncurrent liabilities	562,447	548,500
See “Subsequent Events” under Note 18 below for a discussion of our agreement to sell our ownership interest in Bass Pro.
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

ResortQuest Discontinued Markets
During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. In connection with this plan of disposal, the Company recorded pre-tax restructuring charges of $0.1 million for the three months ended March 31, 2006 related to employee severance benefits in the discontinued markets. The Company completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006.
During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with the Company’s long term growth strategy. The Company did not record any restructuring charges in connection with the sale of this market.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Revenues:
ResortQuest Discontinued Markets	$—	$1,891

Operating loss:
ResortQuest Discontinued Markets	$—	$(149)
Restructuring charges	—	(69)

Total operating loss	—	(218)

Interest income	—	5

Other gains and (losses):
ResortQuest Discontinued Markets	—	(222)
Other	—	(19)

Loss before benefit for income taxes	—	(454)

Benefit for income taxes	—	(2,323)

Gain from discontinued operations, net of income taxes	$—	$1,869

Included in other gains and (losses) in the three months ended March 31, 2006 is a pre-tax loss of $0.3 million on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months ended March 31, 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. The benefit for income taxes for the three months ended March 31, 2006 primarily results from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest

Discontinued Markets sold in these periods.
The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	March 31,	December 31,
(in thousands)	2007	2006
Current assets:
Cash and cash equivalents — unrestricted	$—	$18
Cash and cash equivalents — restricted	—	10

Total current assets	$—	$28

Current liabilities:
Accounts payable and accrued liabilities	$592	$578

Total current liabilities	592	578

Other long-term liabilities	237	238

Total long-term liabilities	237	238

Total liabilities	$829	$816

See “Subsequent Events” under Note 18 below for a discussion of our agreement to sell our ResortQuest operations in Hawaii.
6. OTHER OPERATING ITEMS
In order to redevelop certain food and beverage operations at Gaylord Opryland Resort & Convention Center, the Company terminated the lease held by the third-party operator of the hotel’s food court during the first quarter of 2007. The Company paid the operator $2.9 million to terminate the lease, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.
Also during the first quarter of 2007, the Company sold the previously utilized corporate aircraft for net proceeds of $5.0 million in cash, which resulted in the Company recording a gain of $4.5 million in other gains and losses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.
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

7. DEBT:
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:
•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of a senior secured credit facility secured by the Company’s Florida and Texas hotel properties, as well as the remaining $66 million of a mezzanine loan secured by the equity interest in a wholly-owned subsidiary that owned Gaylord Opryland and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the ResortQuest acquisition. On November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.
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
$600.0 Million Credit Facility
On March 10, 2005, the Company entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. This credit facility, which replaced a $100.0 million revolving credit facility, consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The credit facility also included an accordion feature that allowed the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans had an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
As a result of the refinancing of the $600.0 million credit facility, which is discussed below, the Company wrote off $1.2 million in deferred financing costs during the first quarter of 2007, which is included in interest expense in the accompanying condensed consolidated statement of operations.
$1.0 Billion Credit Facility
On March 23, 2007, the Company refinanced its $600.0 million credit facility by entering into an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) represents an increase of the Company’s previous $600.0 million credit facility, which is discussed above.
The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility is for working capital and capital expenditures and the financing of the costs and expenses related to the continued construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by October 31, 2008 (subject to customary force majeure provisions).
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (which is in the process of being constructed, as described below) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter (i) following the closing date of the $1.0 Billion Credit Facility through the calendar quarter ending immediately prior to the first full quarter during which the Gaylord National hotel is substantially completed, of not more than 70% and (ii) for all calendar quarters thereafter, of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio of not less than 2.00 to 1.00 for all calendar quarters during the term hereof.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.
As of March 31, 2007, the Company was in compliance with all covenants. As of March 31, 2007, $295.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $12.2 million of letters of credit under the facility for the Company. The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.

8. SECURED FORWARD EXCHANGE CONTRACT:
During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock. Effective January 3, 2006, Viacom, Inc. completed a transaction to separate Viacom, Inc. into two publicly traded companies named Viacom, Inc. and CBS Corporation by converting (i) each outstanding share of Viacom, Inc. Class A common stock into 0.5 shares of Viacom, Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom Class B common stock into 0.5 shares of Viacom, Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, the Company exchanged its 10,937,900 shares of Viacom, Inc. Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock (“Viacom Stock”) and 5,468,950 shares of CBS Corporation Class B common stock (“CBS Stock”) effective January 3, 2006.
The seven-year SFEC has a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock while providing for participation in increases in the combined fair market value, as discussed below. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company is not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The unamortized balances of the prepaid contract interest are classified as current assets of $3.8 million and $10.5 million as of March 31, 2007 and December 31, 2006, respectively, in the accompanying condensed consolidated balance sheets. The Company is recognizing the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $6.6 million for the three months ended March 31, 2007 and 2006. The Company utilized $394.1 million of the net proceeds from the SFEC to repay all outstanding indebtedness under a 1997 revolving credit facility, and the 1997 revolving credit facility was terminated.
The Company’s obligation under the SFEC is collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. At the end of the seven-year contract term, the Company may, at its option, elect to pay in cash rather than by delivery of all or a portion of the Viacom Stock and CBS Stock. The SFEC protects the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provides for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company receives 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007.
The secured forward exchange contract matures in May 2007. Therefore, the Company has classified the debt, derivative liability, and net deferred tax liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom Stock and CBS Stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of March 31, 2007.
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
Viacom Stock and CBS Stock
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. For the three months ended March 31, 2007 and 2006, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $9.6 million and $15.4 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of March 31, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.6) million. The Company has recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.3) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
Natural Gas Risk Management
The Company uses variable to fixed natural gas price swap contracts to manage unanticipated changes in natural gas and electricity prices. The contracts are based on forecasted usage of natural gas measured in dekatherms.
The Company has designated the variable to fixed natural gas price swap contracts as cash flow hedges. The Company values the outstanding contracts based on pricing provided by a financial institution and reviewed by the Company, with the offset applied to other comprehensive income, net of applicable income taxes, and earnings for any hedge ineffectiveness. Any gain or loss is reclassified from other comprehensive income and recognized in operating costs in the same period or periods during which the hedged transaction affects earnings.
At March 31, 2007, the Company had variable to fixed natural gas price swap contracts that mature from April 2007 to September 2007 with an aggregate notional amount of approximately 455,000 dekatherms. The fair value of these contracts was $0.5 million as of March 31, 2007. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2006, the Company had variable to fixed natural gas price swap contracts that matured from

January 2007 to May 2007 with an aggregate notional amount of approximately 197,000 dekatherms. The fair value of these contracts was ($0.3) million. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive loss, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying consolidated statement of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive loss and into earnings in the next twelve months is a gain of approximately $0.5 million.
10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months ended March 31, 2007 and 2006 was comprised of:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Debt interest paid	$6,876	$1,268
Deferred financing costs paid	3,681	—
Capitalized interest	(5,728)	(1,268)

Cash interest paid, net of capitalized interest	$4,829	$—

Total capitalized interest for the three months ended March 31, 2007 and 2006 was $5.7 million and $1.6 million, respectively. Income taxes paid were $0.5 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.
11. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2007 are as follows (amounts in thousands):

		Purchase
	Balance as of	Accounting	Balance as of
	January 1, 2007	Adjustments	March 31, 2007
Hospitality	$—	$—	$—
Opry and Attractions	6,915	—	6,915
ResortQuest	80,416	127	80,543
Corporate and Other	—	—	—

Total	$87,331	$127	$87,458

During the three months ended March 31, 2007, the Company made adjustments to deferred taxes associated with the ResortQuest acquisition. These adjustments resulted in a net increase in goodwill of $0.1 million.
The carrying amount of indefinite-lived intangible assets not subject to amortization was $28.3 million at March 31, 2007 and December 31, 2006. The gross carrying amount of amortized intangible assets in continuing operations was $37.5 million at March 31, 2007 and December 31, 2006. The related accumulated amortization of amortized intangible assets in continuing operations was $16.0 million and $14.8 million at March 31, 2007 and December 31, 2006, respectively. The amortization expense related to intangible assets from continuing operations during the three months ended March 31, 2007 and 2006 was $1.2 million and $1.3 million, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$4,793
Year 2	4,793
Year 3	4,746
Year 4	3,768
Year 5	1,824

Total	$19,924

12. STOCK PLANS:
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At March 31, 2007 and December 31, 2006, there were 4,151,809 and 3,750,556 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under the Plan.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to non-employee directors generally vest one year from the date of grant, with certain restrictions on transfer. Restricted Stock Awards granted to employees generally vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At March 31, 2007 and December 31, 2006, Restricted Stock Awards of 97,680 and 84,900 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. At March 31, 2007 and December 31, 2006, PARSUP awards of 521,000 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.8 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 2,856 and 3,084 shares of common stock at an average price per share of $50.23 and $43.11 pursuant to this plan during the three months ended March 31, 2007 and 2006, respectively.
13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$60	$47
Interest cost	1,220	1,215
Expected return on plan assets	(1,094)	(1,058)
Amortization of net actuarial loss	564	748
Amortization of prior service cost	1	1

Total net periodic pension expense	$751	$953

     Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$27	$48
Interest cost	284	258
Amortization of net actuarial loss	10	—
Amortization of net prior service cost	(24)	(245)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$236	$—

14. INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of adopting FIN 48, the Company recognized a net increase of $38,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $7.2 million of unrecognized tax benefits, of which none would affect the Company’s effective tax rate if recognized. As of March 31, 2007, the Company had $7.2 million of unrecognized tax benefits, which are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006. As of March 31, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Following the expiration of the SFEC, which is described in Note 8, the Company will be required to pay the deferred taxes relating thereto during the year ended December 31, 2007. This deferred tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2007, is estimated to be $142 million, which the Company anticipates will be reduced by approximately one-third to one-half through the application of federal and state income tax net operating loss carryforwards and federal income tax credit carryforwards.
15. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company is assessing the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)” (“Statement 158”). Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying condensed consolidated financial statements. Statement 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company is assessing the impact the adoption of the measurement date provision will have on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company is assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.
16. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center.

Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of March 31, 2007, the Company had committed to pay $493.8 million under those agreements for construction services and supplies and other construction-related costs ($107.9 million of which was outstanding as of such date). Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project. As of March 31, 2007, the Company has spent approximately $368.8 million (excluding capitalized interest and preopening costs) on this project.
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
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of March 31, 2007. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the

Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of March 31, 2007. As of March 31, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of March 31, 2007. As of March 31, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
Certain of the ResortQuest subsidiary’s property management agreements in Hawaii contain provisions for guaranteed levels of returns to the owners. These agreements, which have remaining terms of up to approximately 5 years, also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management. Assuming that the properties under these management agreements break even, the Company estimates that the maximum potential amount of future payments which the Company could be required to make under these guarantees is approximately $22.3 million as of March 31, 2007. As of March 31, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with these guarantees.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, and the first payment was made on October 5, 2006. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, if the Predators cease to be an NHL team playing its home games in Nashville after the first payment but prior to the second payment under the note (October 5, 2007), then in addition to the note being cancelled, the Predators will pay the Company $2 million. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Revenues:
Hospitality	$166,451	$165,464
Opry and Attractions	15,842	16,765
ResortQuest	57,493	59,304
Corporate and Other	55	78

Total	$239,841	$241,611

Depreciation and amortization:
Hospitality	$16,403	$16,140
Opry and Attractions	1,556	1,414
ResortQuest	2,423	2,725
Corporate and Other	1,479	1,014

Total	$21,861	$21,293

Operating income:
Hospitality	$27,594	$34,451
Opry and Attractions	(1,006)	(1,371)
ResortQuest	1,702	2,016
Corporate and Other	(13,011)	(12,427)
Preopening costs	(2,945)	(1,062)

Total operating income	12,334	21,607
Interest expense, net of amounts capitalized	(18,778)	(17,830)
Interest income	663	707
Unrealized loss on Viacom stock and CBS stock	(2,789)	(13,235)
Unrealized gain on derivatives	9,569	15,392
(Loss) income from unconsolidated companies	(1,918)	2,756
Other gains and (losses), net	5,680	6,090

Income before provision for income taxes	$4,761	$15,487

18. SUBSEQUENT EVENTS
On April 3, 2007, the Company and its wholly owned subsidiary, Gaylord Hotels, Inc., entered into an agreement for the sale of all of its interest in Bass Pro for $222.0 million in cash. Bass Pro will purchase all equity interests currently owned by the Company pursuant to a Common Unit Repurchase Agreement among Bass Pro, the Company, Gaylord Hotels, Inc. and, for the limited purposes set forth therein, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP, certain subsidiaries of Bass Pro, and certain other parties. In addition to payment of the purchase price, Bass Pro is obligated to make an additional payment to Gaylord if, during the 18 months following the date of the Common Unit Repurchase Agreement, there is an IPO or Change of Control Transaction (as defined in the Agreement) for a price greater than the per common unit purchase price. The transaction is expected to close during the second quarter of 2007, and is subject to customary closing conditions, including financing. The Company and Bass Pro have also agreed to enter into joint marketing agreements that will continue following the closing.
On April 19, 2007, the Company and its wholly-owned subsidiary, ResortQuest International, Inc. (“RQI”), entered into a stock purchase agreement with Vacation Holdings Hawaii, Inc. and Interval Acquisition Corp., both affiliates of Interval International. Under the terms of the agreement, Vacation Holdings Hawaii, Inc. will acquire from RQI all of its Hawaii vacation rental property management business by purchasing all of the outstanding stock of the RQI subsidiaries, RQI Holdings, Ltd. and ResortQuest Real Estate of Hawaii, Inc. The purchase price will be $109.1 million, payable in cash in full at closing, and is subject to a post-closing adjustment based on the working capital of the acquired entities as of the closing. The Company will continue to hold its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings, LLC, which ownership interests will be excluded from this transaction. The agreement contains various representations and warranties and covenants by the parties to such agreement and related indemnification obligations. The closing is expected to take place during the second or third quarter of 2007, subject to the satisfaction of customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Hawaii vacation rental property management business comprised approximately 31% of ResortQuest revenues for the three months ended March 31, 2007.
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
Prior to January 1, 2007, Grand Ole Opry, Ryman Auditorium, and WSM-AM were divisions of Gaylord Entertainment Company, Inc. (the “Issuer”), and were included in the balance sheet, results of operations and cash flows of the Issuer as of December 31, 2006 and for the three months ended March 31, 2006 in the consolidating financial information presented below. Effective January 1, 2007, the Company realigned certain of its operations, and Grand Ole Opry, Ryman Auditorium, and WSM-AM are now owned by a guarantor subsidiary. Therefore, the Company has classified the balance sheet, results of operations and cash flows of these operations as of March 31, 2007 and for the three months ended March 31, 2007 with the Guarantors in the consolidating financial information presented below.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$6	$239,910	$—	$(75)	$239,841
Operating expenses:
Operating costs	—	152,031	—	(32)	151,999
Selling, general and administrative	4,826	45,919	—	(43)	50,702
Preopening costs	—	2,945	—	—	2,945
Depreciation	982	18,534	—	—	19,516
Amortization	487	1,858	—	—	2,345

Operating (loss) income	(6,289)	18,623	—	—	12,334
Interest expense, net of amounts capitalized	(24,472)	(35,877)	(141)	41,712	(18,778)
Interest income	6,730	31,395	4,250	(41,712)	663
Unrealized loss on Viacom stock and CBS stock	(2,789)	—	—	—	(2,789)
Unrealized gain on derivatives	9,569	—	—	—	9,569
Loss from unconsolidated companies	—	(543)	(1,375)	—	(1,918)
Other gains and (losses), net	5,750	(70)	—	—	5,680

(Loss) income before (benefit) provision for income taxes	(11,501)	13,528	2,734	—	4,761
(Benefit) provision for income taxes	(3,517)	4,770	44	—	1,297
Equity in subsidiaries’ (earnings) losses, net	(11,448)	—	—	11,448	—

Income from continuing operations	3,464	8,758	2,690	(11,448)	3,464
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income	$3,464	$8,758	$2,690	$(11,448)	$3,464

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$15,698	$234,969	$—	$(9,056)	$241,611
Operating expenses:
Operating costs	5,916	145,895	—	(32)	151,779
Selling, general and administrative	11,555	34,414	—	(99)	45,870
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	1,062	—	—	1,062
Depreciation	1,365	17,243	—	—	18,608
Amortization	353	2,332	—	—	2,685

Operating (loss) income	(3,491)	25,098	—	—	21,607
Interest expense, net of amounts capitalized	(20,015)	(13,934)	(1,311)	17,430	(17,830)
Interest income	14,998	1,363	1,776	(17,430)	707
Unrealized loss on Viacom stock and CBS stock	(13,235)	—	—	—	(13,235)
Unrealized gain on derivatives	15,392	—	—	—	15,392
Income from unconsolidated companies	—	154	2,602	—	2,756
Other gains and (losses), net	668	5,422	—	—	6,090

(Loss) income before (benefit) provision for income taxes	(5,683)	18,103	3,067	—	15,487
(Benefit) provision for income taxes	(1,596)	4,931	862	—	4,197
Equity in subsidiaries’ (earnings) losses, net	(17,246)	—	—	17,246	—

Income from continuing operations	13,159	13,172	2,205	(17,246)	11,290
Income (loss) from discontinued operations, net	—	1,882	(13)	—	1,869

Net income	$13,159	$15,054	$2,192	$(17,246)	$13,159

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$24,655	$11,860	$—	$—	$36,515
Cash and cash equivalents — restricted	1,224	22,967	—	—	24,191
Short term investments	392,124	—	—	—	392,124
Trade receivables, net	(5)	54,554	—	—	54,549
Estimated fair value of derivative assets	218,703	—	—	—	218,703
Deferred financing costs	3,831	—	—	—	3,831
Other current assets	2,818	35,130	—	(126)	37,822
Intercompany receivables, net	119,896	—	165,507	(285,403)	—
Current assets of discontinued operations	—	—	—	—	—

Total current assets	763,246	124,511	165,507	(285,529)	767,735
Property and equipment, net of accumulated depreciation	65,510	1,688,762	—	—	1,754,272
Intangible assets, net of accumulated amortization	—	21,528	—	—	21,528
Goodwill	—	87,458	—	—	87,458
Indefinite lived intangible assets	—	28,254	—	—	28,254
Investments	1,621,417	334,690	78,145	(1,951,970)	82,282
Long-term deferred financing costs	17,274	—	—	—	17,274
Other long-term assets	6,103	12,133	—	—	18,236
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,473,550	$2,297,336	$243,652	$(2,237,499)	$2,777,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,351	$942	$—	$—	$2,293
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	38,000	197,840	—	(291)	235,549
Deferred income taxes	90,522	(33,377)	(497)	—	56,648
Intercompany payables, net	—	411,516	(126,113)	(285,403)	—
Current liabilities of discontinued operations	—	67	525	—	592

Total current liabilities	742,927	576,988	(126,085)	(285,694)	908,136
Long-term debt and capital lease obligations, net of current portion	871,830	2,131	—	—	873,961
Deferred income taxes	(24,450)	108,389	5,245	—	89,184
Estimated fair value of derivative liabilities	1,605	—	—	—	1,605
Other long-term liabilities	57,629	37,906	—	165	95,700
Long-term liabilities of discontinued operations		241	(4)	—	237
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	701,384	1,982,543	168,435	(2,150,978)	701,384
Retained earnings	138,570	(413,715)	196,059	201,397	122,311
Other stockholders’ equity	(16,354)	466	—	—	(15,888)

Total stockholders’ equity	824,009	1,571,681	364,496	(1,951,970)	808,216

Total liabilities and stockholders’ equity	$2,473,550	$2,297,336	$243,652	$(2,237,499)	$2,777,039

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(127,643)	$143,335	$—	$—	$15,692
Net cash used in discontinued operating activities	—	31	—	—	31

Net cash (used in) provided by operating activities	(127,643)	143,366	—	—	15,723

Purchases of property and equipment	(855)	(134,164)	—	—	(135,019)
Returns of investment in unconsolidated companies	—	301	—	—	301
Proceeds from sale of assets	4,995	—	—	—	4,995
Other investing activities	(316)	(814)	—	—	(1,130)

Net cash used in investing activities — continuing operations	3,824	(134,677)	—	—	(130,853)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	3,824	(134,677)	—	—	(130,853)

Borrowings under credit facility	120,000	—	—	—	120,000
Deferred financing costs paid	(3,681)	—	—	—	(3,681)
Increase in restricted cash and cash equivalents	(1)	(8,475)	—	—	(8,476)
Proceeds from exercise of stock option and purchase plans	3,029	—	—	—	3,029
Excess tax benefit from stock-based compensation	581	—	—	—	581
Other financing activities, net	(103)	(277)	—	—	(380)

Net cash provided by financing activities — continuing operations	119,825	(8,752)	—	—	111,073
Net cash provided by financing activities — discontinued operations	—	10	—	—	10

Net cash provided by financing activities	119,825	(8,742)	—	—	111,083

Net change in cash and cash equivalents	(3,994)	(53)	—	—	(4,047)
Cash and cash equivalents at beginning of year	28,649	11,913	—	—	40,562

Cash and cash equivalents at end of year	$24,655	$11,860	$—	$—	$36,515

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(29,265)	$55,230	$5	$—	$25,970
Net cash used in discontinued operating activities	—	(3,009)	(5)	—	(3,014)

Net cash (used in) provided by operating activities	(29,265)	52,221	—	—	22,956

Purchases of property and equipment	(2,636)	(50,881)	—	—	(53,517)
Investment in unconsolidated companies	—	(473)	—	—	(473)
Proceeds from sale of assets	—	310	—	—	310
Other investing activities	(202)	(3,837)	—	—	(4,039)

Net cash used in investing activities — continuing operations	(2,838)	(54,881)	—	—	(57,719)
Net cash used in investing activities — discontinued operations	—	(816)	—	—	(816)

Net cash used in investing activities	(2,838)	(55,697)	—	—	(58,535)

Borrowings under credit facility	10,000	—	—	—	10,000
Increase in restricted cash and cash equivalents	(1)	(8,816)	—	—	(8,817)
Proceeds from exercise of stock option and purchase plans	7,231	—	—	—	7,231
Excess tax benefit from stock-based compensation	1,890	—	—	—	1,890
Other financing activities, net	10	(468)	—	—	(458)

Net cash provided by (used in) financing activities — continuing operations	19,130	(9,284)	—	—	9,846
Net cash provided by financing activities — discontinued operations	—	3,354	—	—	3,354

Net cash provided by (used in) financing activities	19,130	(5,930)	—	—	13,200

Net change in cash and cash equivalents	(12,973)	(9,406)	—	—	(22,379)
Cash and cash equivalents at beginning of year	41,757	16,962	—	—	58,719

Cash and cash equivalents at end of year	$28,784	$7,556	$—	$—	$36,340

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our current operations are organized into four principal businesses:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	ResortQuest, consisting of our vacation rental property management business.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three months ended March 31, our total revenues were divided among these business segments as follows:

Segment	2007	2006
Hospitality	69%	68%
ResortQuest	24%	25%
Attractions	7%	7%
Corporate	0%	0%
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
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Our business is also exposed to risks related to tourism, including terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our hotels and other properties are located are also important risks to our business.
Recent Developments
     ResortQuest. On February 13, 2007, we announced that we were in the process of evaluating strategic alternatives for our ResortQuest vacation rental management business. On April 19, 2007, we and our wholly-owned subsidiary ResortQuest International, Inc. (“RQI”) entered into a stock purchase agreement with Vacation Holdings Hawaii, Inc. and Interval Acquisition Corp., both affiliates of Interval International. Under the terms of the agreement, Vacation Holdings Hawaii, Inc. will acquire from RQI all of its Hawaii vacation rental property management business by purchasing all of the outstanding stock of the RQI subsidiaries, RQI Holdings, Ltd. and ResortQuest Real Estate of Hawaii, Inc. The purchase price will be $109.1 million, payable in cash in full at closing, and is subject to a post-closing adjustment based on the working capital of the acquired entities as of the closing. We (directly or through a wholly-owned subsidiary) will continue to hold our ownership interests in our two Hawaii hotel joint ventures, RHAC Holdings, LLC and Waipouli Holdings, LLC described more fully below. The agreement contains various representations and warranties and covenants by the parties to such agreement and related indemnification obligations. The closing is expected to take place during the second or third quarter of 2007, subject to the satisfaction of customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Hawaii vacation rental property management business comprised approximately 31% of ResortQuest revenues for the three months ended March 31, 2007.
Bass Pro. On April 3, 2007, we and our wholly owned subsidiary, Gaylord Hotels, Inc., entered into an agreement for the sale of all of our interest in Bass Pro Group, LLC for $222.0 million. Bass Pro Group, LLC will purchase all equity interests currently owned by us pursuant to a Common Unit Repurchase Agreement among Bass Pro Group, LLC, the Company, Gaylord Hotels, Inc. and, for the limited purposes set forth therein, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP, certain subsidiaries of Bass Pro Group, LLC, and certain other parties. The transaction is expected to close during the second quarter of calendar year 2007, and is subject to customary closing conditions, including financing. Goldman, Sachs & Co. is acting as financial adviser to Bass Pro Group, LLC. We and Bass Pro Group, LLC have also agreed to enter into joint marketing agreements that will continue following the closing.
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
Overall Outlook
We have invested heavily in our operations in the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2004 and the beginning of construction of the Gaylord National hotel project, described below, in 2005. Our investments in 2007 will consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. As of March 31, 2007, we had committed to pay $493.8 million under this agreement and the other agreements for construction services and supplies and other construction related costs ($107.9 million of which was outstanding as of such date). Construction costs to date have exceeded our initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. We currently estimate that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $57 million in capitalized interest, approximately $41 million in pre-opening costs and the governmental economic incentives. As of March 31, 2007, we have spent approximately $368.8 million (excluding capitalized interest and pre-opening costs) on the project. We intend to use proceeds of our $1.0 Billion Credit Facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, as well as the sale of certain non-core assets or additional debt financing, to fund the development and construction.
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three month periods ended March 31, 2007 and 2006. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Unaudited
	Three Months ended March 31,
	2007	%	2006	%
		(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$166,451	69.4%	$165,464	68.5%
Opry and Attractions	15,842	6.6%	16,765	6.9%
ResortQuest	57,493	24.0%	59,304	24.6%
Corporate and Other	55	0.0%	78	0.0%

Total revenues	239,841	100.0%	241,611	100.0%

OPERATING EXPENSES:
Operating costs	151,999	63.4%	151,779	62.8%
Selling, general and administrative	50,702	21.1%	45,870	19.0%
Preopening costs	2,945	1.2%	1,062	0.4%
Impairment and other charges	—	0.0%	—	0.0%
Depreciation and amortization:
Hospitality	16,403	6.8%	16,140	6.7%
Opry and Attractions	1,556	0.6%	1,414	0.6%
ResortQuest	2,423	1.0%	2,725	1.1%
Corporate and Other	1,479	0.6%	1,014	0.4%

Total depreciation and amortization	21,861	9.1%	21,293	8.8%

Total operating expenses	227,507	94.9%	220,004	91.1%

OPERATING INCOME:
Hospitality	27,594	16.6%	34,451	20.8%
Opry and Attractions	(1,006)	-6.4%	(1,371)	-8.2%
ResortQuest	1,702	3.0%	2,016	3.4%
Corporate and Other	(13,011)	(A )	(12,427)	(A )
Preopening costs	(2,945)	(B )	(1,062)	(B )
Impairment and other charges	—	(B )	—	(B )

Total operating income	12,334	5.1%	21,607	8.9%
Interest expense, net of amounts capitalized	(18,778)	(C )	(17,830)	(C )
Interest income	663	(C )	707	(C )
Unrealized gain on Viacom stock and CBS stock and derivatives, net	6,780	(C )	2,157	(C )
(Loss) income from unconsolidated companies	(1,918)	(C )	2,756	(C )
Other gains and (losses), net	5,680	(C )	6,090	(C )
Provision for income taxes	(1,297)	(C )	(4,197)	(C )
Gain from discontinued operations, net	—	(C )	1,869	(C )

Net income	$3,464	(C )	$13,159	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(in thousands, except percentages and per share data)
Total revenues	$239,841	$241,611	-0.7%
Total operating expenses	227,507	220,004	3.4%
Operating income	12,334	21,607	-42.9%
Net income	3,464	13,159	-73.7%

Net income per share — fully diluted	0.08	0.32	-75.0%
Total Revenues
Our total revenues for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, were down slightly, as a small increase in our Hospitality segment revenues, described below, was offset by decreases in revenues for our ResortQuest and Opry and Attractions segments, each as more fully described below.
Total Operating Expenses
The increase in our total operating expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, is primarily due to increased selling, general and administrative expenses in the Hospitality segment, as more fully described below.
Operating Income
The decrease in our operating income for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to the decrease in our Hospitality segment operating income, described more fully below. As more fully described below, a $1.9 million increase in preopening costs for the three months ended March 31, 2007, as compared to the same period in 2006, also contributed to the decrease in our operating income.
Net Income
Our net income of $3.5 million for the three months ended March 31, 2007, as compared to a net income of $13.2 million for the same period in 2006, is primarily due to the decrease in size of our operating income described above. However, the following also affected our net income for the three months ended March 31, 2007, as compared to the same period in 2006:
•	A loss from unconsolidated companies of $1.9 million for the three months ended March 31, 2007, as compared to a gain from unconsolidated companies of $2.8 million for the three months ended March 31, 2006, described below, which served to decrease our net income by $4.7 million.

•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $6.8 million for the three months ended March 31, 2007, as compared to an unrealized gain on Viacom stock and CBS stock and derivatives, net, of $2.2 million for the three months ended March 31, 2006, described below, which served to increase our net income by $4.6 million.

•	A provision for income taxes of $1.3 million for the three months ended March 31, 2007, as compared to a provision for income taxes of $4.2 million for the three months ended March 31, 2006, described below, which served to increase our net income by $2.9 million.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	A decrease in Hospitality segment occupancy for the three months ended March 31, 2007 combined with an increase in ADR for the period, which resulted in a slight increase in Hospitality RevPAR, as compared to the same period in 2006. The decrease in Hospitality segment occupancy for the first three months of 2007 is due to fewer group meetings in 2007 as compared to the historically high level we experienced in 2006.

•	Increased Hospitality segment operating expenses resulting from increased operating costs and selling, general and administrative expenses due to the introduction of new service initiatives, including a $2.9 million lease termination charge at Gaylord Opryland associated with its food and beverage improvement program, as well as other individual factors at each hotel, as described more fully below.
Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Results for prior periods have not been restated. As a result of adopting FIN 48, we recognized a net increase of $38,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had $7,176,000 of unrecognized tax benefits, of which none would affect our effective tax rate if recognized. As of March 31, 2007, we had $7,176,000 of unrecognized tax benefits. The adoption of FIN 48 had no impact on our net income or earnings per share.

Operating Results – Detailed Segment Financial Information
Hospitality Business Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages and performance metrics)
Hospitality revenue (1)	$166,451	$165,464	0.6%
Hospitality operating expenses:
Operating costs	95,571	92,877	2.9%
Selling, general and administrative	26,883	21,996	22.2%
Depreciation and amortization	16,403	16,140	1.6%

Total Hospitality operating expenses	138,857	131,013	6.0%

Hospitality operating income (2)	$27,594	$34,451	-19.9%

Hospitality performance metrics:
Occupancy (3)	77.3%	79.9%	-3.3%
ADR	$167.63	$160.28	4.6%
RevPAR (4)	$129.65	$128.08	1.2%
Total RevPAR (5)	$307.81	$301.96	1.9%
Net Definite Room Nights Booked (6)	357,000	251,000	42.2%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include the effect of preopening costs. The discussion of pre-opening costs is set forth below.

(3)	Excludes 8,333 and 1,131 room nights that were taken out of service during the three months ended March 31, 2007 and 2006, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.

(4)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(5)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(6)	Net Definite Room Nights Booked included 37,000 and 25,000 room nights for the three months ended March 31, 2007 and 2006, respectively, related to the Gaylord National, which we expect to open in 2008.
A combination of a decreased system-wide occupancy rate and an increased system-wide ADR in the first three months of 2007 resulted in slight increases in total Hospitality segment revenue and RevPAR, as compared to the same period in 2006. The slight decrease in system-wide occupancy rates in 2007 is due to the fact that the segment was operating at historically high occupancy levels in the same period in 2006. Higher-paying group business, primarily at the Gaylord Palms and at Gaylord Opryland, resulted in increased ADR for the first three months of 2007, as compared to the same period in 2006.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the first three months of 2007, as compared to the same period in 2006, is primarily attributable to the increase in Hospitality selling, general and administrative expenses, described below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), remained relatively stable in the first quarter of 2007, as compared to the first quarter of 2006, as a slight decrease in operating costs at Gaylord Opryland were offset by increases in operating costs at Gaylord Palms and Gaylord Texan, each as described below. The increase in Hospitality selling, general and administrative expenses, consisting of administrative and overhead costs, in the first quarter of 2007, as compared to the same period in 2006, was due to the introduction of new service initiatives, including a $2.9 million lease termination charge at Gaylord Opryland associated with its food and beverage improvement program, as well as other individual factors at each hotel, each as described more fully below.

     Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the three months ended March 31, 2007 and 2006.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages and performance metrics)
Hospitality revenue	$63,355	$65,757	-3.7%
Hospitality operating expenses:
Operating costs	39,555	39,878	-0.8%
Selling, general and administrative	11,945	8,705	37.2%
Hospitality performance metrics:
Occupancy (1)	74.2%	77.6%	-4.4%
ADR	$147.20	$142.78	3.1%
RevPAR	$109.19	$110.73	-1.4%
Total RevPAR	$252.45	$254.71	-0.9%

(1)	Excludes 8,333 and 1,131 room nights that were taken out of service during the three months ended March 31, 2007 and 2006, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR for the first three months of 2007, as compared to the same period in 2006, is due to a combination of lower occupancy levels at the hotel and decreased banquet spending due to the lower occupancy levels experienced from groups holding meetings at the hotel. Although the hotel’s ADR for the first three months of 2007, as compared to the same period in 2006, increased due to higher group rates, this increase was not enough to offset the impact of the lower occupancy levels. The occupancy decrease in the first quarter of 2007, as compared to the same period in 2006, is due to the historically high operating levels in 2006.
The slight decrease in operating costs at Gaylord Opryland in the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the reduction of food and beverage and other expenses associated with fewer banquet covers during the period, although normal wage increases and other increased operating costs offset some of the operating cost reductions. The increase in selling, general and administrative expenses at Gaylord Opryland in the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to a $2.9 million charge incurred in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, which is being renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program, as well as increased employment-related expenses due to normal wage increases.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages and performance metrics)
Total revenues	$52,564	$50,816	3.4%
Operating expense data:
Operating costs	27,116	25,868	4.8%
Selling, general and administrative	8,179	7,800	4.9%
Hospitality performance metrics:
Occupancy	83.8%	85.1%	-1.5%
ADR	$207.80	$193.09	7.6%
RevPAR	$174.08	$164.23	6.0%
Total RevPAR	$415.39	$401.58	3.4%
The increase in Gaylord Palms revenue, RevPAR, and Total RevPAR for the first three months of 2007, as compared to the same period in 2006, is due to improved ADR, despite a slightly lower occupancy level at the hotel. This increase in ADR is due to higher-paying convention groups staying at the hotel during 2007.
The increase in operating costs at Gaylord Palms in the first quarter of 2007, as compared to the first quarter of 2006, was due to an increased level of commissions to third party meeting planners for referrals of group business, increased property tax expense and additional labor costs. The increase in selling, general and administrative expenses at Gaylord Palms in the first quarter of 2007, as compared to the first quarter of 2006, was due to increased compensation expense.

     Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages and performance metrics)
Total revenues	$48,585	$46,886	3.6%
Operating expense data:
Operating costs	27,870	26,027	7.1%
Selling, general and administrative	6,274	5,079	23.5%
Hospitality performance metrics:
Occupancy	80.6%	81.5%	-1.1%
ADR	$173.95	$172.19	1.0%
RevPAR	$140.13	$140.27	-0.1%
Total RevPAR	$357.27	$344.77	3.6%
The increase in Gaylord Texan revenue and Total RevPAR for the first three months of 2007, as compared to the same period in 2006, is primarily due to increased outside-the-room spending resulting from a combination of increased banquet and catering revenue and the opening of the Glass Cactus entertainment complex. The combination of a slightly higher ADR and a slightly lower occupancy level resulted in the hotel’s RevPAR remaining flat in the first three months of 2007, as compared to the same period in 2006.
The increase in operating costs at Gaylord Texan in the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the additional labor and material costs associated with the increased outside-the-room revenue described above, particularly with respect to the Glass Cactus, as well as increased labor costs and increased levels of commissions to third party meeting planners for referrals of group business. The increase in selling, general and administrative expenses at Gaylord Texan in the first quarter of 2007, as compared to the first quarter of 2006, was due to increased compensation expense and advertising expenses, including with respect to the Glass Cactus.

ResortQuest Segment
The following presents the financial results of our ResortQuest segment for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages and performance metrics)
Revenues	$57,493	$59,304	-3.1%
Operating expenses:
Operating costs	43,465	44,330	-1.9%
Selling, general and administrative	9,903	10,233	-3.2%
Depreciation and amortization	2,423	2,725	-11.1%
Operating income:	$1,702	$2,016	-15.6%
ResortQuest performance metrics:
Occupancy	58.5%	57.8%	1.2%
Average Daily Rate	$170.60	$155.13	10.0%
ResortQuest RevPAR (1)	$99.80	$89.74	11.2%

Total Units Under Management	14,136	15,795	-10.5%

(1)	We calculate RevPAR for ResortQuest by dividing gross lodging revenue for properties under exclusive rental management contracts by net available unit nights (those available to guests) for the period. Our ResortQuest segment revenue represents a percentage of the gross lodging revenues based on the services provided by ResortQuest. Net available unit nights (those available to guests) are equal to total available unit nights less owner, maintenance, and complimentary unit nights. RevPAR is not comparable to similarly titled measures such as revenues.
     Revenues. Our ResortQuest segment earns revenues as a result of property management fees and service fees recognized over the time during which our guests stay at our properties. Property management fees paid to us are generally a designated percentage of the rental price of the vacation property, plus certain incremental fees, all of which are based upon the type of services provided by us to the property owner and the type of rental units managed. We also recognize other revenues primarily related to real estate broker commissions. ResortQuest revenue in the three months ended March 31, 2007, as compared to the same period in 2006, declined slightly, with decreased real estate commission revenue being the primary cause of the decline.
     Operating Expenses. ResortQuest operating expenses primarily consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Operating costs of ResortQuest, which are comprised of payroll expenses, credit card transaction fees, travel agency fees, advertising, payroll for managed entities and various other direct operating costs, decreased in the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to a reduction in labor costs. Selling, general and administrative expenses of ResortQuest, which are comprised of payroll expenses, rent, utilities and various other general and administrative costs, decreased in the three months ended March 31, 2007, as compared to the same period in 2006 due primarily to decreases in compensation expense and consulting fees.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages)
Total revenues	$15,842	$16,765	-5.5%
Operating expense data:
Operating costs	10,662	12,287	-13.2%
Selling, general and administrative	4,630	4,435	4.4%
Depreciation and amortization	1,556	1,414	10.0%

Operating loss:	$(1,006)	$(1,371)	26.6%

The decrease in revenues and operating costs in the Opry and Attractions segment in the first quarter of 2007, as compared to the same period in 2006, is primarily due to a decrease in revenues and production costs at our Corporate Magic event planning business as a result of a significant non-recurring event held by a Corporate Magic client that took place in the first quarter of 2006. Opry and Attractions segment selling, general and administrative costs in the first quarter of 2007 remained relatively stable as compared to the same period in 2006.
Corporate and Other Business Segment
     The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages)
Total revenues	$55	$78	-29.5%
Operating expenses:
Operating costs	2,301	2,285	0.7%
Selling, general and administrative	9,286	9,206	0.9%
Depreciation and amortization	1,479	1,014	45.9%

Operating loss:	$(13,011)	$(12,427)	-4.7%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, and Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, for the three months ended March 31, 2007, remained relatively stable as compared to the same period in 2006. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the first quarter of 2007, as compared to the same period in 2006, due to the purchase of a new corporate aircraft and additional information technology equipment and software.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased in the first quarter of 2007 ($2.9 million in the first three months of 2007, as compared to $1.1 million in the first three months of 2006). These costs were related to the Gaylord National hotel project.
Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income  for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,		%
	2007	2006	Change
(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(18,778)	$(17,830)	5.3%
Interest income	663	707	-6.2%
Unrealized gain on Viacom stock and CBS stock and derivatives, net	6,780	2,157	214.3%
(Loss) income from unconsolidated companies	(1,918)	2,756	-169.6%
Other gains and (losses)	5,680	6,090	-6.7%
Provision for income taxes	1,297	4,197	-69.1%
Gain from discontinued operations, net of taxes	—	1,869	-100.0%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased during the first quarter of 2007, as compared to the same period in 2006, primarily due to the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion. The weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 6.6% and 6.5% for the three months ended March 31, 2007 and 2006, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $6.6 million for the three months ended March 31, 2007 and 2006.
Interest Income
Interest income during the first quarter of 2007 remained relatively stable as compared to the same period in 2006.
Unrealized Gain on Viacom Stock and CBS Stock and Derivatives, Net
In 2000 we entered into a seven-year secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock. Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended. Components of the secured forward exchange contract are considered derivatives as defined by SFAS No. 133.
Effective January 3, 2006, Viacom, Inc. completed a transaction to separate Viacom, Inc. into two publicly traded companies named Viacom, Inc. and CBS Corporation by converting (i) each outstanding share of Viacom, Inc. Class A common stock into 0.5 shares of Viacom, Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom, Inc. Class B common stock into 0.5 shares of Viacom, Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, the Company exchanged its 10,937,900 shares of Viacom, Inc. Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock effective January 3, 2006.
For the three months ended March 31, 2007, we recorded a net pretax loss of $2.8 million related to the decrease in fair value of the Viacom and CBS stock. For the three months ended March 31, 2007, we recorded a net pretax gain of $9.6 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $6.8 million relating to the unrealized gain on Viacom and CBS stock and derivatives, net, for the three months ended March 31, 2007.
For the three months ended March 31, 2006, we recorded a net pretax loss of $13.2 million related to the decrease in fair value of the Viacom and CBS stock. For the three months ended March 31, 2006, we recorded net pretax gain of $15.4 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $2.2 million relating to the unrealized gain on Viacom and CBS stock and derivatives, net, for the three months ended March 31, 2006.
(Loss) Income from Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. (Loss) income from unconsolidated companies for the three months ended March 31, 2007 and 2006 consisted of equity method (loss) income from these investments as follows:

	Three Months
	Ended September 30,		%
	2006	2005	Change
(In thousands, except percentages )
Bass Pro	$(1,376)	$2,602	-152.9%
RHAC Holdings, LLC	(209)	154	-235.7%
Waipouli Holdings, LLC	(333)	—	—

Total	$(1,918)	$2,756	-169.6%

     Bass Pro. We currently own 13.0% of Bass Pro Group, LLC, the owner of the Bass Pro Inc., Tracker Marine Boats and Big Cedar Lodge businesses. Prior to December 14, 2005, we owned 26.6% of Bass Pro, Inc. On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar L.L.C. to Bass Pro Group, LLC. As a result, Bass Pro, Inc., Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar, L.L.C. are all wholly-owned subsidiaries of Bass Pro Group, LLC.
See “Recent Developments” above for a discussion of our agreement to sell our ownership interest in Bass Pro.
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

     Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). On June 20, 2006, we entered into a joint venture with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (the “Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, our ResortQuest subsidiary secured a five-year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
In October 2006, Waipouli Owner, LLC requested RREEF and us to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. We elected not to make the requested capital contribution, which diluted our ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1%.
Other Gains and (Losses)
Our other gains and (losses) for the three months ended March 31, 2007 primarily consisted of the receipt of a $1.2 million dividend distribution related to our investment in CBS stock, a $4.5 million gain on the sale of the previously utilized corporate aircraft, and other miscellaneous income and expenses.
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
Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	2007	2006
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	-6%	1%
Other	-2%	-9%

Effective tax rate	27%	27%

Our effective tax rate for the three months ended March 31, 2007 remained stable as compared to our effective tax rate for the three months ended March 31, 2006.
Gain from Discontinued Operations, Net of Income Taxes
We reflected the following businesses as discontinued operations in our financial results for the three months ended March 31, 2007 and 2006, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest Discontinued Markets. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy (the “ResortQuest Discontinued Markets”). In connection with this plan of disposal, we recorded pre-tax restructuring charges of $0.1 million for the three months ended March 31, 2006, related to employee severance benefits in the discontinued markets. We completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006.
During the second quarter of 2006, we completed the sale of one additional market of our ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with our long term growth strategy. We did not record any restructuring charges in connection with the sale of this market.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Revenues:
ResortQuest Discontinued Markets	$—	$1,891

Operating loss:
ResortQuest Discontinued Markets	$—	$(149)
Restructuring charges	—	(69)

Total operating loss	—	(218)

Interest income	—	5

Other gains and (losses):
ResortQuest Discontinued Markets	—	(222)
Other	—	(19)

Loss before benefit for income taxes	—	(454)

Benefit for income taxes	—	(2,323)

Gain from discontinued operations, net of income taxes	$—	$1,869

Included in other gains and (losses) in the three months ended March 31, 2006 is a pre-tax loss of $0.3 million on the sale of certain ResortQuest Discontinued Markets. The remaining gains and (losses) in the three months ended March 31, 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest Discontinued Markets, as well as miscellaneous income and expense. The benefit for income taxes for the three months ended March 31, 2006 primarily results from our settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest Discontinued Markets sold in these periods.

Liquidity and Capital Resources
Cash Flows -Summary
Our cash flows consisted of the following during the three months ended March 31:

	2007	2006
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$15,692	$25,970
Net cash flows provided by (used in) operating activities — discontinued operations	31	(3,014)

Net cash flows provided by operating activities	15,723	22,956

Investing Cash Flows:
Purchases of property and equipment	(135,019)	(53,517)
Proceeds from sales of assets	4,995	310
Other	(829)	(4,512)

Net cash flows used in investing activities — continuing operations	(130,853)	(57,719)
Net cash flows used in investing activities — discontinued operations	—	(816)

Net cash flows used in investing activities	(130,853)	(58,535)

Financing Cash Flows:
Borrowings under credit facility	120,000	10,000
Deferred financing costs paid	(3,681)	—
Increase in restricted cash and cash equivalents	(8,476)	(8,817)
Proceeds from exercise of stock options and purchase plans	3,029	7,231
Excess tax benefit from stock-based compensation	581	1,890
Other	(380)	(458)

Net cash flows provided by financing activities — continuing operations	111,073	9,846
Net cash flows provided by financing activities — discontinued operations	10	3,354

Net cash flows provided by financing activities	111,083	13,200

Net change in cash and cash equivalents	$(4,047)	$(22,379)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2007, our net cash flows provided by operating activities — continuing operations were $15.7 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and gain on sales of certain fixed assets of approximately $28.4 million, offset by unfavorable changes in working capital of approximately $12.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Texan, as well as the timing of payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of beach vacation properties for the summer months).

During the three months ended March 31, 2006, our net cash flows provided by operating activities — continuing operations were $26.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and loss on sales of certain fixed assets of approximately $39.3 million, offset by unfavorable changes in working capital of approximately $13.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal increase in revenues and the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as the payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Palms) and vacation properties (primarily related to a seasonal increase in deposits received on advance bookings of vacation properties for the summer months).
     Cash Flows From Investing Activities. During the three months ended March 31, 2007, our primary uses of funds and investing activities were purchases of property and equipment which totaled $135.0 million. Our capital expenditures during the three months ended March 31, 2007 included construction of $105.7 million at Gaylord National, as well as $10.5 million to refurbish guest rooms and renovate certain food and beverage outlets at Gaylord Opryland. During the three months ended March 31, 2007, we also received proceeds of $5.0 million on the sales of certain fixed assets, primarily related to the sale of the previously utilized corporate aircraft.
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
We currently project capital expenditures for the twelve months of 2007 to total approximately $600 million (including capitalized interest), which includes approximately $499 million related to the construction of the Gaylord National and approximately $61 million to refurbish guest rooms and renovate certain food and beverage outlets at Gaylord Opryland.
     Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the three months ended March 31, 2007, our net cash flows provided by financing activities — continuing operations were approximately $111.1 million, reflecting $120.0 million in borrowings under our credit facility and $3.0 million in proceeds received from the exercise of stock options, partially offset by an $8.5 million increase in restricted cash and cash equivalents and the payment of $3.7 million in deferred financing costs to refinance our $600.0 million credit facility.
During the three months ended March 31, 2006, our net cash flows provided by financing activities - continuing operations were approximately $9.8 million, reflecting a $10.0 million borrowing under the $600.0 million credit facility and $7.2 million in proceeds received from the exercise of stock options, partially offset by an $8.8 million increase in restricted cash and cash equivalents.
Working Capital
As of March 31, 2007, we had total current assets of $767.7 million and total current liabilities of $908.1 million, which resulted in a working capital deficit of $140.4 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms and vacation properties. These deferred revenue liabilities do not require future cash payments by us.

Also, the secured forward exchange contract relating to the Viacom stock and CBS stock owned by us matures in May 2007. We have classified the debt and derivative liability associated with the secured forward exchange contract as current liabilities and the investments in Viacom stock and CBS stock and the derivative asset associated with the secured forward exchange contract as current assets in the accompanying condensed consolidated balance sheet as of March 31, 2007. However, at expiration, we may elect to settle the obligation associated with the secured forward exchange contract by delivering all or a portion of the Viacom Stock and CBS Stock, so this obligation should also not require future cash payments by us. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements included herewith.
Following the expiration of the secured forward exchange contract, which is scheduled for May 2007, we will also be required to pay the deferred taxes relating thereto during the year-ended December 31, 2007. This deferred tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2007, is estimated to be $142 million, which we anticipate will be reduced by approximately one-third to one-half through the application of our federal and state income tax net operating loss carryforwards and federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets.
We believe our current assets, cash flows from operating activities, cash generated from the sale of non-core assets, and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Principal Debt Agreements
On March 23, 2007, we refinanced our credit facilities by entering into an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) represents an increase of our previous $600.0 million credit facility.
The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility is for working capital and capital expenditures and the financing of the costs and expenses related to the continued construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by October 31, 2008 (subject to customary force majeure provisions).

The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (in the process of being constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels as well as ResortQuest International, Inc. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter (i) following the closing date of the $1.0 Billion Credit Facility through the calendar quarter ending immediately prior to the first full quarter during which the Gaylord National hotel is substantially completed, of not more than 70% and (ii) for all calendar quarters thereafter, of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio of not less than 2.00 to 1.00 for all calendar quarters during the term hereof.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.
As of March 31, 2007, we were in compliance with all covenants. As of March 31, 2007, $295.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $12.2 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
Future Developments
As more fully described in “Overall Outlook” above, we are currently developing the Gaylord National Resort and Convention Center in Prince George’s County, Maryland.
Also, as described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country including Chula Vista, California.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2007, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$870,000	$—	$295,000	$—	$575,000
Capital leases	3,597	1,031	1,370	1,196	—
Promissory note payable to Nashville Predators	4,000	1,000	2,000	1,000	—
Construction commitments	155,838	155,838	—	—	—
Operating leases (1)	701,128	11,979	18,563	13,027	657,559
Other	787	437	350	—	—

Total contractual obligations	$1,735,350	$170,285	$317,283	$15,223	$1,232,559

(1) The total operating lease commitments of $701.1 million above include the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 10 for a discussion of the interest we paid during the three months ended March 31, 2007 and 2006.

The cash obligations in the table above also do not include obligations to pay deferred taxes on our secured forward exchange contract relating to the Viacom and CBS stock owned by us. Following the expiration of the secured forward exchange contract relating to the Viacom and CBS stock owned by us, which is scheduled for May 2007, we will be required to pay the deferred taxes relating thereto during the year-ended December 31, 2007. This deferred tax liability is estimated to be $142 million, which we anticipate will be reduced by approximately one-third to one-half through the application of the Company’s Federal and state income tax net operating loss carryforwards and Federal income tax credit carryforwards. We intend to finance the payment of this obligation through the use of internally generated funds, corporate borrowings and/or the sale of non-core assets. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 included herewith.
The adoption of FIN 48 did not have a material impact on our contractual obligations, so obligations to pay taxes related to uncertain tax positions, if any, are not included in the cash obligations in the table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first quarter of 2007 nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three ended March 31, 2007 and 2006 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 or described from time to time in our other reports filed with the Securities and Exchange Commission:

•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	the risk that the sale of our ownership interest in Bass Pro and/or the sale of our ResortQuest operations in Hawaii will not be consummated;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry; and

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to successfully complete the Gaylord National and to derive cash flow from its operations.
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
Risk Related to a Change in Value of our Investment in Viacom Stock and CBS Stock
     Prior to January 3, 2006, we held an investment of 10.9 million shares of Viacom, Inc. Class B common stock, which was received as the result of the sale of television station KTVT to CBS in 1999 and the subsequent acquisition of CBS by Viacom in 2000.
     We entered into a secured forward exchange contract related to 10.9 million shares of the Viacom stock in 2000. Effective January 3, 2006, Viacom completed a transaction to separate Viacom into two publicly traded companies named Viacom, Inc. and CBS Corporation by converting (i) each outstanding share of Viacom, Inc. Class A common stock into 0.5 shares of Viacom, Inc. Class A common stock and 0.5 shares of CBS Corporation Class A common stock and (ii) each outstanding share of Viacom, Inc. Class B common stock into 0.5 shares of Viacom, Inc. Class B common stock and 0.5 shares of CBS Corporation Class B common stock. As a result of this transaction, we exchanged our 10,937,900 shares of Viacom, Inc. Class B common stock for 5,468,950 shares of Viacom, Inc. Class B common stock and 5,468,950 shares of CBS Corporation Class B common stock effective January 3, 2006.
The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock, while providing for participation in increases in the combined fair market value. At March 31, 2007, the fair market value of our investment in the 5.5 million shares of Viacom stock was $224.8 million, or $41.11 per share, and the fair market value of our investment in the 5.5 million shares of CBS stock was $167.3 million, or $30.59 per share. The secured forward exchange contract protects us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provides for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we receive 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007.

     Changes in the market price of the Viacom stock and CBS stock could have a significant impact on future earnings. For example, a 5% increase in the combined fair market value of the Viacom stock and CBS stock at March 31, 2007 would have resulted in an increase of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended March 31, 2007. Likewise, a 5% decrease in the combined fair market value of the Viacom stock and CBS stock at March 31, 2007 would have resulted in a decrease of $0.1 million in the net pre-tax gain on the investment in Viacom stock and CBS stock and related derivatives for the three months ended March 31, 2007.
Risk Related to Changes in Interest Rates
     Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our $1.0 Billion Credit Facility.
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
     Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $1.0 Billion Credit Facility as of March 31, 2007 would increase by approximately $3.0 million.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2007. As a result, the interest rate market risk implicit in these investments at March 31, 2007, if any, is low.
Risk Related to Changes in Natural Gas Prices
     As of March 31, 2007, we held 8 variable to fixed natural gas price swaps with respect to the purchase of 455,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have terms of up to six months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $6.86 per dekatherm. These natural gas price swaps are deemed effective and therefore the hedges have been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of March 31, 2007 as quoted on the New York Mercantile Exchange was to increase or decrease by 5%, the derivative asset associated with the fair value of our natural gas swaps outstanding as of March 31, 2007 would have increased or decreased by $0.2 million.
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

Summary
     Based upon our overall market risk exposures at March 31, 2007, we believe that the effects of changes in the stock price of our Viacom stock and CBS stock, interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 included herewith and which is incorporated herein by reference.
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
GAYLORD ENTERTAINMENT COMPANY

Date: May 9, 2007	By:	/s/ Colin V. Reed Colin V. Reed
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David C. Kloeppel David C. Kloeppel
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

4.1	Fifth Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

4.2	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.1	First Amendment to ResortQuest International, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.2	First Amendment to Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.3	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.4	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.5	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.6	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.