Form 10-Q
period 2007-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2007-08-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007

Common Stock, $.01 par value	41,103,040 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2007

Part I – FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	2007	2006
Revenues	$189,381	$177,087

Operating expenses:
Operating costs	108,771	105,426
Selling, general and administrative	38,691	37,869
Preopening costs	3,230	1,503
Depreciation	18,336	17,645
Amortization	967	903

Operating income	19,386	13,741

Interest expense, net of amounts capitalized	(13,611)	(18,191)
Interest income	1,630	489
Unrealized gain on Viacom stock and CBS stock	9,147	602
Unrealized (loss) gain on derivatives	(6,448)	3,939
Income from unconsolidated companies	2,931	3,047
Other gains and (losses), net	140,212	800

Income before provision for income taxes	153,247	4,427

Provision for income taxes	59,631	10,026

Income (loss) from continuing operations	93,616	(5,599)

Gain from discontinued operations, net of income taxes	13,226	438

Net income (loss)	$106,842	$(5,161)

Basic income (loss) per share:
Income (loss) from continuing operations	$2.29	$(0.14)
Gain from discontinued operations, net of income taxes	0.32	0.01

Net income (loss)	$2.61	$(0.13)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$2.21	$(0.14)
Gain from discontinued operations, net of income taxes	0.31	0.01

Net income (loss)	$2.52	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	2007	2006
Revenues	$371,739	$359,394

Operating expenses:
Operating costs	217,324	212,875
Selling, general and administrative	79,491	73,506
Preopening costs	6,175	2,565
Depreciation	36,885	35,305
Amortization	1,878	1,811

Operating income	29,986	33,332

Interest expense, net of amounts capitalized	(32,388)	(36,325)
Interest income	2,147	967
Unrealized gain (loss) on Viacom stock and CBS stock	6,358	(12,633)
Unrealized gain on derivatives	3,121	19,331
Income from unconsolidated companies	1,013	5,803
Other gains and (losses), net	146,075	1,460

Income before provision for income taxes	156,312	11,935

Provision for income taxes	62,039	13,016

Income (loss) from continuing operations	94,273	(1,081)

Gain from discontinued operations, net of income taxes	16,033	9,079

Net income	$110,306	$7,998

Basic income per share:
Income (loss) from continuing operations	$2.31	$(0.03)
Gain from discontinued operations, net of income taxes	0.39	0.23

Net income	$2.70	$0.20

Fully diluted income per share:
Income (loss) from continuing operations	$2.23	$(0.03)
Gain from discontinued operations, net of income taxes	0.38	0.23

Net income	$2.61	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$62,337	$35,356
Cash and cash equivalents — restricted	1,212	1,266
Short term investments	—	394,913
Trade receivables, less allowance of $551 and $881, respectively	46,090	33,734
Estimated fair value of derivative assets	—	207,428
Deferred financing costs	—	10,461
Deferred income taxes	13,332	—
Other current assets	30,601	20,552
Current assets of discontinued operations	993	33,952

Total current assets	154,565	737,662

Property and equipment, net of accumulated depreciation	1,900,657	1,609,685
Intangible assets, net of accumulated amortization	202	228
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	4,518	84,488
Long-term deferred financing costs	16,478	15,579
Other long-term assets	20,501	12,587
Long-term assets of discontinued operations	—	163,886

Total assets	$2,105,316	$2,632,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,936	$1,991
Secured forward exchange contract	—	613,054
Accounts payable and accrued liabilities	204,396	165,108
Income taxes payable	113,383	315
Deferred income taxes	—	56,628
Current liabilities of discontinued operations	2,896	57,906

Total current liabilities	322,611	895,002

Long-term debt and capital lease obligations, net of current portion	690,675	753,562
Deferred income taxes	69,086	96,537
Estimated fair value of derivative liabilities	4,736	2,610
Other long-term liabilities	92,419	84,325
Long-term liabilities of discontinued operations	2,584	2,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 41,083 and 40,804 shares issued and outstanding, respectively	411	408
Additional paid-in capital	710,320	694,941
Retained earnings	229,153	118,885
Accumulated other comprehensive loss	(16,679)	(16,208)

Total stockholders’ equity	923,205	798,026

Total liabilities and stockholders’ equity	$2,105,316	$2,632,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Cash Flows from Operating Activities:
Net income	$110,306	$7,998
Amounts to reconcile net income to net cash flows provided by operating activities:
Gain from discontinued operations, net of taxes	(16,033)	(9,079)
Income from unconsolidated companies	(1,013)	(5,803)
Unrealized gain on Viacom stock and CBS stock and related derivatives	(9,479)	(6,698)
(Benefit) provision for deferred income taxes	(51,324)	13,016
Depreciation and amortization	38,763	37,116
Amortization of deferred financing costs	12,253	14,866
Write-off of deferred financing costs	1,192	—
Stock-based compensation expense	5,066	3,429
Excess tax benefit from stock-based compensation	(1,444)	(2,414)
Gain on sale of investment in Bass Pro	(140,313)	—
(Gain) loss on sales of assets	(4,272)	394
Dividends received from investments in unconsolidated companies	—	1,911
Changes in (net of acquisitions and divestitures):
Trade receivables	(12,356)	(10,475)
Accounts payable and accrued liabilities	(13,493)	(4,442)
Income taxes payable	112,080	(181)
Other assets and liabilities	(9,635)	1,234

Net cash flows provided by operating activities — continuing operations	20,298	40,872
Net cash flows provided by operating activities — discontinued operations	21,613	38,117

Net cash flows provided by operating activities	41,911	78,989

Cash Flows from Investing Activities:
Purchases of property and equipment	(281,462)	(98,861)
Investment in unconsolidated companies	(231)	(4,817)
Proceeds from sale of investment in Bass Pro	221,527	—
Proceeds from sales of assets	5,035	61
Other investing activities	(708)	(1,894)

Net cash flows used in investing activities — continuing operations	(55,839)	(105,511)
Net cash flows provided by (used in) investing activities — discontinued operations	115,284	(9,722)

Net cash flows provided by (used in) investing activities	59,445	(115,233)

Cash Flows from Financing Activities:
(Repayments) borrowings under credit facility	(60,000)	35,000
Deferred financing costs paid	(3,883)	—
Decrease (increase) in restricted cash and cash equivalents	54	(21)
Proceeds from exercise of stock option and purchase plans	7,967	10,154
Excess tax benefit from stock-based compensation	1,444	2,414
Other financing activities, net	(592)	(615)

Net cash flows (used in) provided by financing activities — continuing operations	(55,010)	46,932
Net cash flows used in financing activities — discontinued operations	(19,365)	(18,198)

Net cash flows (used in) provided by financing activities	(74,375)	28,734

Net change in cash and cash equivalents	26,981	(7,510)
Cash and cash equivalents — unrestricted, beginning of period	35,356	45,776

Cash and cash equivalents — unrestricted, end of period	$62,337	$38,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
2. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Weighted average shares outstanding	40,961	40,592	40,882	40,453
Effect of dilutive stock options	1,383	—	1,403	—

Weighted average shares outstanding — assuming dilution	42,344	40,592	42,285	40,453

For the three months and six months ended June 30, 2006, the effect of dilutive stock options was the equivalent of approximately 1,022,000 and 1,054,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2006, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the three months and six months of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$106,842	$(5,161)	$110,306	$7,998
Minimum pension liability, net of deferred income taxes	(14)	—	(95)	—
Foreign currency translation, net of deferred income taxes	—	20	—	20
Unrealized (loss) gain on natural gas hedges, net of deferred income taxes	(312)	—	175	—

Comprehensive income (loss)	$106,516	$(5,141)	$110,386	$8,018

4. INVESTMENTS:
Prior to May 31, 2007, the Company owned 13.0% of Bass Pro Group, LLC (“Bass Pro”), which is the owner of the Bass Pro Inc., Tracker Marine Boats and Big Cedar Lodge businesses. The Company accounted for this investment under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment.
On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro to Bass Pro for a purchase price of $222.0 million in cash. The Company recognized a pre-tax gain of $140.3 million from the sale of its interest in Bass Pro, which is recorded in other gains and losses in the accompanying condensed consolidated statements of operations. Net proceeds from the sale of $221.5 million were used to reduce the Company’s outstanding indebtedness. The Company’s Chief Executive Officer formerly served as a member of the board of managers of Bass Pro but resigned upon consummation of the sale.
Summary financial information for Bass Pro from which the Company’s equity method income is derived is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$580,952	$536,089	$1,019,892	$1,017,016
Gross profit	201,923	177,054	395,442	345,611
Net income	23,607	28,538	22,664	39,137

	June 30,	December 31,
	2007	2006
Current assets	$732,730	$705,676
Noncurrent assets	694,930	608,201
Current liabilities	530,742	534,287
Noncurrent liabilities	656,910	548,500

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
During the second quarter of 2007, the Company committed to a plan of disposal of the remainder of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. The Company recognized a pretax gain of $50.4 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2007 related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the three months and six months ended June 30, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $108.1 million were used to reduce the Company’s outstanding indebtedness.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. The Company recognized a pretax loss of $57.2 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the three months and six months ended June 30, 2007, of which

$0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.0 million were used to reduce the Company’s outstanding indebtedness.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenues:
ResortQuest	$33,745	$58,458	$91,228	$119,653

Operating loss:
ResortQuest	$(3,756)	$(1,919)	$(2,022)	$(52)
Other	—	6	—	6
Restructuring charges	(72)	25	(72)	(44)

Total operating loss	(3,828)	(1,888)	(2,094)	(90)

Interest expense	(7)	169	(8)	473
Interest income	163	252	309	486

Other gains and (losses):
ResortQuest	(6,586)	66	(6,769)	5,274
Other	—	25	—	6

(Loss) income before benefit for income taxes	(10,258)	(1,376)	(8,562)	6,149

Benefit for income taxes	(23,484)	(1,814)	(24,595)	(2,930)

Gain from discontinued operations	$13,226	$438	$16,033	$9,079

Included in other gains and (losses) in the three months and six months ended June 30, 2007 is a pre-tax gain of $50.4 million on the sale of ResortQuest Hawaii and a pre-tax loss of $57.2 million on the sale of ResortQuest Mainland. Included in other gains and (losses) in the three months ended June 30, 2006 is a pre-tax gain of $0.3 million on the sale of certain ResortQuest markets. Included in other gains and (losses) in the six months ended June 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets, as well as a $5.4 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible. The remaining gains and (losses) in the three months and six months ended June 30, 2007 and 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months and six months ended June 30, 2007 primarily relates to a permanent tax benefit recognized on the sales of ResortQuest Hawaii and ResortQuest Mainland. The benefit for income taxes for the three months and six months ended June 30, 2006 primarily resulted from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the ResortQuest markets sold in these periods.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	June 30,	December 31,
(in thousands)	2007	2006
Current assets:
Cash and cash equivalents — unrestricted	$(12)	$5,224
Cash and cash equivalents — restricted	—	14,459
Trade receivables, net	(9)	5,715
Prepaid expenses	—	1,745
Other current assets	1,014	6,809

Total current assets	993	33,952

Property and equipment, net of accumulated depreciation	—	28,758
Intangible assets, net of accumulated amortization	—	22,460
Goodwill	—	80,416
Indefinite lived intangible assets	—	26,774
Other long-term assets	—	5,478

Total long-term assets	—	163,886

Total assets	$993	$197,838

Current liabilities:
Current portion of long-term debt	$—	$43
Accounts payable and accrued liabilities	2,896	57,863

Total current liabilities	2,896	57,906

Long-term debt	—	10
Other long-term liabilities	2,584	2,438

Total long-term liabilities	2,584	2,448

Total liabilities	$5,480	$60,354

6. OTHER OPERATING ITEMS:
In order to redevelop certain food and beverage operations at Gaylord Opryland Resort & Convention Center, the Company terminated the lease held by the third-party operator of the hotel’s food court during the first quarter of 2007. The Company paid the operator $2.9 million to terminate the lease, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.
Also during the first quarter of 2007, the Company sold the previously utilized corporate aircraft for net proceeds of $5.0 million in cash, which resulted in the Company recording a gain of $4.4 million in other gains and losses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

7. DEBT:
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 8% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:
•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of a senior secured credit facility secured by the Company’s Florida and Texas hotel properties, as well as the remaining $66 million of a mezzanine loan secured by the equity interest in a wholly-owned subsidiary that owned Gaylord Opryland and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the acquisition of ResortQuest by the Company. On November 20, 2003, the $79.2 million together with $8.2 million of the available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.
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
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (which is in the process of being constructed, as described below) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
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
As of June 30, 2007, the Company was in compliance with all covenants. As of June 30, 2007, $115.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $13.3 million of letters of credit under the facility for the Company. The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.
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
Prior to its maturity in May 2007, the seven-year SFEC had a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company’s obligation under the SFEC was collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. The SFEC protected the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provided for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company was not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The Company recognized the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $3.8 million and $6.7 million for the three months ended June 30, 2007 and 2006, respectively, and $10.5 million and $13.3 million for the six months ended June 30, 2007 and 2006, respectively.
During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet as of June 30, 2007.
In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.
9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to reduce certain of its interest rate risks and to manage risk exposure to changes in the value of portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. Prior to May 2007, the Company also used derivative financial instruments to manage risk exposure to changes in the value of its Viacom Stock and CBS Stock.
Viacom Stock and CBS Stock
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. As further discussed in Note 8, the SFEC matured in May 2007. For the three months and six months ended June 30, 2007, the Company recorded net pretax (losses) gains in the Company’s condensed consolidated statements of operations of ($6.4) million and $3.1 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC. For the three months and six months ended June 30, 2006, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $3.9 million and $19.3 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of June 30, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($4.7) million. The Company has recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.3) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
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
At June 30, 2007, the Company had variable to fixed natural gas price swap contracts that mature from July 2007 to September 2007 with an aggregate notional amount of approximately 231,000 dekatherms. The fair value of these contracts was ($17,000) as of June 30, 2007. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive loss, net of applicable income taxes, accordingly. At December 31, 2006, the Company had variable to fixed natural gas price swap contracts that matured from January 2007 to May 2007 with an aggregate notional amount of approximately 197,000 dekatherms. The fair value of these contracts was ($0.3) million. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive loss, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying condensed consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income and into earnings in the next twelve months is a loss of approximately $17,000.
10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2007 and 2006 was comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Debt interest paid	$28,497	$23,040	$35,373	$24,308
Deferred financing costs paid	202	—	3,883	—
Capitalized interest	(8,566)	(2,030)	(14,294)	(3,452)

Cash interest paid, net of capitalized interest	$20,133	$21,010	$24,962	$20,856

Income taxes paid were $0.7 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.
11. GOODWILL AND INTANGIBLES:
The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2007 are as follows (amounts in thousands):

				Purchase
	Balance as of	Impairment		Accounting	Balance as of
	December 31, 2006	Losses	Acquisitions	Adjustments	June 30, 2007
Hospitality	$—	$—	$—	$—	$—
Opry and Attractions	6,915	—	—	—	6,915
Corporate and Other	—	—	—	—	—

Total	$6,915	$—	$—	$—	$6,915

The carrying amount of indefinite-lived intangible assets not subject to amortization in continuing operations was $1.5 million at June 30, 2007 and December 31, 2006. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at June 30, 2007 and December 31, 2006. The related accumulated amortization of amortized intangible assets in continuing operations was $0.9 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively. The amortization expense related to intangible assets from continuing operations during the three months ended June 30, 2007 and 2006 was $13,000. The amortization expense related to intangible assets from continuing operations during the six months ended June 30, 2007 and 2006 was $26,000. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$60
Year 2	60
Year 3	50
Year 4	29
Year 5	3

Total	$202

12. STOCK PLANS:
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At June 30, 2007 and December 31, 2006, there were 3,833,962 and 3,750,556 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under the Plan.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to non-employee directors generally vest one year from the date of grant, with certain restrictions on transfer. Restricted Stock Awards granted to employees generally vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At June 30, 2007 and December 31, 2006, Restricted Stock Awards of 112,680 and 84,900 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. At June 30, 2007 and December 31, 2006, PARSUP awards of 521,000 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.6 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively, and $5.0 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 2,331 and 3,453 shares of common stock at an average price per share of $50.96 and $41.46 pursuant to this plan during the three months ended June 30, 2007 and 2006, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$60	$47	$120	$94
Interest cost	1,220	1,215	2,440	2,430
Expected return on plan assets	(1,094)	(1,058)	(2,188)	(2,116)
Amortization of net actuarial loss	564	748	1,128	1,496
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$751	$953	$1,502	$1,906

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$27	$47	$54	$95
Interest cost	284	258	568	516
Amortization of net actuarial loss	10	—	20	—
Amortization of net prior service cost	(24)	(245)	(48)	(490)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$236	$(1)	$472	$(1)

14. INCOME TAXES:
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of adopting FIN 48, the Company recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $7.2 million of unrecognized tax benefits, of which none would affect the Company’s effective tax rate if recognized. As of June 30, 2007, the Company had $6.6 million of unrecognized tax benefits, which are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006. As of June 30, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As further discussed in Note 8, the SFEC matured in May 2007, which resulted in the Company recognizing a taxable gain of $390.6 million on the Viacom Stock and CBS Stock it received as a result of the sale of television station KTVT to CBS in 1999. The Company will be required to pay federal and state income taxes related to this gain during the year ended December 31, 2007. This tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2007, is estimated to be $141.7 million (before federal and state net operating loss carryforwards and federal credit carryforwards).
As further discussed in Note 4, the Company completed the sale of all of its ownership interest in Bass Pro to Bass Pro for a purchase price of $222.0 million in cash on May 31, 2007, which resulted in the Company recognizing a taxable gain of $154.2 million. The Company will be required to pay federal and state income taxes related to this gain during the year ended December 31, 2007. This tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2007, is estimated to be $59.0 million (before federal and state net operating loss carryforwards and federal credit carryforwards).
As further discussed in Note 5, the Company completed the sale of its ownership interest in the entities that comprised ResortQuest Hawaii for a purchase price of $109.1 million in cash on May 31, 2007 (prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing), which resulted in the Company recognizing a taxable gain of $102.7 million. The Company will be required to pay federal and state income taxes related to this gain during the year ended December 31, 2007. This tax liability, which is classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2007, is estimated to be $36.5 million (before federal and state net operating loss carryforwards and federal credit carryforwards).
As further discussed in Note 5, the Company completed the sale of its ownership interest in the entities that comprised ResortQuest Mainland for a purchase price of $35.0 million in cash and note receivable on May 31, 2007 (prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing), which resulted in the Company recognizing a taxable loss of $171.1 million.
Due to the net impact of these transactions and the taxable income generated by its normal operations during 2007, the Company expects to incur a tax liability of approximately $113.7 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. The Company expects to pay $85.3 million of this liability on September 15, 2007 and the balance on December 15, 2007.
The Company’s effective tax rate as applied to pre-tax income was 39% and 226% for the three months ended June 30, 2007 and 2006, respectively, and was 40% and 109% for the six month ended June 30, 2007 and 2006, respectively. The Company’s lower effective tax rate during the three months and six months ended June 30, 2007, as compared to the same periods in 2006, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company is assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations, if any.
16. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of June 30, 2007, the Company had committed to pay $809.3 million under those agreements for construction services and supplies and other construction-related costs ($299.2 million of which was outstanding as of such date). Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project. As of June 30, 2007, the Company has spent approximately $488.1 million (excluding capitalized interest and preopening costs) on this project.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. During the second quarter of 2007 we notified the City of Chula Vista of our determination not to proceed with the development due to our inability to agree upon terms with local construction unions regarding the potential development. However, we are currently reviewing a counter proposal from the local construction unions and are in discussions with the City of Chula Vista and the Port Authority of San Diego with respect to the potential development.
The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of June 30, 2007. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of June 30, 2007. As of June 30, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii

(“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of June 30, 2007. As of June 30, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
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
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

17. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized and managed based upon its products and services. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. As further discussed in Note 5, the Company disposed of its ResortQuest segment during the second quarter of 2007. The results of operations of the ResortQuest segment have been reflected as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenues:
Hospitality	$168,408	$157,189	$334,869	$322,653
Opry and Attractions	20,922	19,819	36,764	36,584
Corporate and Other	51	79	106	157

Total	$189,381	$177,087	$371,739	$359,394

Depreciation and amortization:
Hospitality	$16,262	$16,026	$32,687	$32,166
Opry and Attractions	1,424	1,437	2,980	2,851
Corporate and Other	1,617	1,085	3,096	2,099

Total	$19,303	$18,548	$38,763	$37,116

Operating income (loss):
Hospitality	$33,323	$26,172	$60,885	$60,623
Opry and Attractions	3,144	1,556	2,138	185
Corporate and Other	(13,851)	(12,484)	(26,862)	(24,911)
Preopening costs	(3,230)	(1,503)	(6,175)	(2,565)

Total operating income	19,386	13,741	29,986	33,332
Interest expense, net of amounts capitalized	(13,611)	(18,191)	(32,388)	(36,325)
Interest income	1,630	489	2,147	967
Unrealized gain (loss) on Viacom stock and CBS stock	9,147	602	6,358	(12,633)
Unrealized (loss) gain on derivatives	(6,448)	3,939	3,121	19,331
Income from unconsolidated companies	2,931	3,047	1,013	5,803
Other gains and (losses), net	140,212	800	146,075	1,460

Income before provision for income taxes	$153,247	$4,427	$156,312	$11,935

		December 31,
	June 30, 2007	2006
Identifiable assets:
Hospitality	$1,845,035	$1,546,426
Opry and Attractions	83,370	79,814
Corporate and Other	175,918	808,432
Discontinued operations	993	197,838

Total identifiable assets	$2,105,316	$2,632,510

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the 8% Senior Notes and 6.75% Senior Notes. The 8% Senior Notes and 6.75% Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in Bass Pro and certain discontinued operations (the “Non-Guarantors”) do not guarantee the 8% Senior Notes and 6.75% Senior Notes.
Prior to January 1, 2007, Grand Ole Opry, Ryman Auditorium, and WSM-AM were divisions of Gaylord Entertainment Company, Inc. (the “Issuer”), and were included in the balance sheet, results of operations and cash flows of the Issuer as of December 31, 2006 and for the three months and six months ended June 30, 2006 in the consolidating financial information presented below. Effective January 1, 2007, the Company realigned certain of its operations, and Grand Ole Opry, Ryman Auditorium, and WSM-AM are now owned by a guarantor subsidiary. Therefore, the Company has classified the balance sheet, results of operations and cash flows of these operations as of June 30, 2007 and for the three months and six months ended June 30, 2007 with the Guarantors in the consolidating financial information presented below.
Prior to May 31, 2007, ResortQuest and its subsidiaries were guarantor subsidiaries and were included in the balance sheet, results of operations and cash flows of the Guarantors as of December 31, 2006 and for the three months and six months ended June 30, 2006 in the consolidating financial information presented below. As further discussed in Note 5, on May 31, 2007 and June 1, 2007, the Company sold ResortQuest and its subsidiaries and they were released from their guaranties of the 8% Senior Notes and 6.75% Senior Notes. Therefore, the Company has classified the balance sheet, results of operations and cash flows of ResortQuest and its subsidiaries as of June 30, 2007 and for the three months and six months ended June 30, 2007 with the Non-Guarantors in the consolidating financial information presented below.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$5	$189,376	$—	$—	$189,381
Operating expenses:
Operating costs	—	108,771	—	—	108,771
Selling, general and administrative	5,341	33,350	—	—	38,691
Preopening costs	—	3,230	—	—	3,230
Depreciation	1,018	17,318	—	—	18,336
Amortization	501	466	—	—	967

Operating (loss) income	(6,855)	26,241	—	—	19,386
Interest expense, net of amounts capitalized	(22,153)	(23,846)	(7,538)	39,926	(13,611)
Interest income	11,036	26,114	4,406	(39,926)	1,630
Unrealized gain on Viacom stock and CBS stock	9,147	—	—	—	9,147
Unrealized loss on derivatives	(6,448)	—	—	—	(6,448)
(Loss) income from unconsolidated companies	—	(138)	3,069	—	2,931
Other gains and (losses), net	(120)	19	140,313	—	140,212

(Loss) income before (benefit) provision for income taxes	(15,393)	28,390	140,250	—	153,247
(Benefit) provision for income taxes	(4,701)	8,389	55,943	—	59,631
Equity in subsidiaries’ (earnings) losses, net	(117,534)	—	—	117,534	—

Income from continuing operations	106,842	20,001	84,307	(117,534)	93,616
Income from discontinued operations, net of taxes	—	—	13,226	—	13,226

Net income	$106,842	$20,001	$97,533	$(117,534)	$106,842

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$17,732	$168,280	$—	$(8,925)	$177,087
Operating expenses:
Operating costs	6,331	99,095	—	—	105,426
Selling, general and administrative	11,572	26,297	—	—	37,869
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	1,503			1,503
Depreciation	1,407	16,238	—	—	17,645
Amortization	399	504	—	—	903

Operating (loss) income	(1,977)	15,718	—	—	13,741
Interest expense, net of amounts capitalized	(20,675)	(16,053)	(1,455)	19,992	(18,191)
Interest income	17,250	1,253	1,978	(19,992)	489
Unrealized gain on Viacom stock and CBS stock	602	—	—	—	602
Unrealized loss on derivatives	3,939	—	—	—	3,939
(Loss) income from unconsolidated companies	—	(156)	3,203	—	3,047
Other gains and (losses), net	933	(133)	—	—	800

Income before (benefit) provision for income taxes	72	629	3,726	—	4,427
(Benefit) provision for income taxes	(1,988)	8,225	3,789	—	10,026
Equity in subsidiaries’ (earnings) losses, net	7,221	—	—	(7,221)	—

Income from continuing operations	(5,161)	(7,596)	(63)	7,221	(5,599)
Income from discontinued operations, net of taxes	—	429	9	—	438

Net income	$(5,161)	$(7,167)	$(54)	$7,221	$(5,161)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$11	$371,803	$—	$(75)	$371,739
Operating expenses:
Operating costs	—	217,356	—	(32)	217,324
Selling, general and administrative	10,167	69,367	—	(43)	79,491
Preopening costs	—	6,175	—	—	6,175
Depreciation	2,000	34,885	—	—	36,885
Amortization	988	890	—	—	1,878

Operating (loss) income	(13,144)	43,130	—	—	29,986
Interest expense, net of amounts capitalized	(46,625)	(59,722)	(13,966)	87,925	(32,388)
Interest income	17,766	63,650	8,656	(87,925)	2,147
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
(Loss) income from unconsolidated companies	—	(681)	1,694	—	1,013
Other gains and (losses), net	5,630	132	140,313	—	146,075

(Loss) income before (benefit) provision for income taxes	(26,894)	46,509	136,697	—	156,312
(Benefit) provision for income taxes	(8,218)	14,270	55,987	—	62,039
Equity in subsidiaries’ (earnings) losses, net	(128,982)	—	—	128,982	—

Income from continuing operations	110,306	32,239	80,710	(128,982)	94,273
Income from discontinued operations, net	—	—	16,033	—	16,033

Net income	$110,306	$32,239	$96,743	$(128,982)	$110,306

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$33,430	$343,945	$—	$(17,981)	$359,394
Operating expenses:
Operating costs	12,247	200,660	—	(32)	212,875
Selling, general and administrative	23,127	50,478	—	(99)	73,506
Management fees	—	17,850	—	(17,850)	—
Preopening costs	—	2,565	—	—	2,565
Depreciation	2,772	32,533	—	—	35,305
Amortization	752	1,059	—	—	1,811

Operating (loss) income	(5,468)	38,800	—	—	33,332
Interest expense, net of amounts capitalized	(40,690)	(30,291)	(2,766)	37,422	(36,325)
Interest income	32,248	2,387	3,754	(37,422)	967
Unrealized loss on Viacom stock and CBS stock	(12,633)	—	—	—	(12,633)
Unrealized gain on derivatives	19,331	—	—	—	19,331
(Loss) income from unconsolidated companies	—	(2)	5,805	—	5,803
Other gains and (losses), net	1,601	(141)	—	—	1,460

(Loss) income before (benefit) provision for income taxes	(5,611)	10,753	6,793	—	11,935
(Benefit) provision for income taxes	(3,584)	11,949	4,651	—	13,016
Equity in subsidiaries’ (earnings) losses, net	(10,025)	—	—	10,025	—

Income (loss) from continuing operations	7,998	(1,196)	2,142	(10,025)	(1,081)
Income (loss) from discontinued operations, net	—	9,083	(4)	—	9,079

Net income	$7,998	$7,887	$2,138	$(10,025)	$7,998

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$58,052	$4,285	$—	$—	$62,337
Cash and cash equivalents — restricted	1,212	—	—	—	1,212
Short term investments	—	—	—	—	—
Trade receivables, net	3	46,087	—	—	46,090
Estimated fair value of derivative assets	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Deferred income taxes	7,851	4,839	642	—	13,332
Other current assets	3,224	27,503	—	(126)	30,601
Intercompany receivables, net	—	40,545	236,561	(277,106)	—
Current assets of discontinued operations		—	993	—	993

Total current assets	70,342	123,259	238,196	(277,232)	154,565
Property and equipment, net of accumulated depreciation	70,905	1,829,752	—	—	1,900,657
Intangible assets, net of accumulated amortization	—	202	—	—	202
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,852,261	335,148	—	(2,182,891)	4,518
Long-term deferred financing costs	16,478	—	—	—	16,478
Other long-term assets	13,709	6,791	1	—	20,501
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,023,695	$2,303,547	$238,197	$(2,460,123)	$2,105,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,357	$579	$—	$—	$1,936
Secured forward exchange contract	—	—	—	—	—
Accounts payable and accrued liabilities	27,211	176,635	841	(291)	204,396
Income taxes payable	113,383	—	—	—	113,383
Deferred income taxes	—	—	—	—	—
Intercompany payables, net	217,685	—	59,421	(277,106)	—
Current liabilities of discontinued operations	—	—	2,896	—	2,896

Total current liabilities	359,636	177,214	63,158	(277,397)	322,611
Long-term debt and capital lease obligations, net of current portion	688,586	2,089	—	—	690,675
Deferred income taxes	(24,766)	85,889	7,963	—	69,086
Estimated fair value of derivative liabilities	4,736	—	—	—	4,736
Other long-term liabilities	56,039	36,301	(86)	165	92,419
Long-term liabilities of discontinued operations	—	(1)	2,585	—	2,584
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	411	2,387	2	(2,389)	411
Additional paid-in capital	710,320	2,257,385	6,980	(2,264,365)	710,320
Retained earnings	245,412	(257,717)	157,595	83,863	229,153
Other stockholders’ equity	(16,679)	—	—	—	(16,679)

Total stockholders’ equity	939,464	2,002,055	164,577	(2,182,891)	923,205

Total liabilities and stockholders’ equity	$2,023,695	$2,303,547	$238,197	$(2,460,123)	$2,105,316

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$28,875	$6,481	$—	$—	$35,356
Cash and cash equivalents — restricted	1,223	43	—	—	1,266
Short term investments	394,913	—	—	—	394,913
Trade receivables, net	559	33,175	—	—	33,734
Estimated fair value of derivative assets	207,428	—	—	—	207,428
Deferred financing costs	10,461	—	—	—	10,461
Other current assets	6,155	14,523	—	(126)	20,552
Intercompany receivables, net	1,224,698	—	161,399	(1,386,097)	—
Current assets of discontinued operations	—	33,952	—	—	33,952

Total current assets	1,874,312	88,174	161,399	(1,386,223)	737,662
Property and equipment, net of accumulated depreciation	96,247	1,513,438	—	—	1,609,685
Intangible assets, net of accumulated amortization	—	228	—	—	228
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	1,480	—	—	—	1,480
Investments	338,465	21,714	79,521	(355,212)	84,488
Long-term deferred financing costs	15,579	—	—	—	15,579
Other long-term assets	6,667	5,920	—	—	12,587
Long-term assets of discontinued operations	—	163,886	—	—	163,886

Total assets	$2,332,750	$1,800,275	$240,920	$(1,741,435)	$2,632,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,351	$640	$—	$—	$1,991
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	40,862	124,537	—	(291)	165,108
Income taxes payable	315	—	—	—	315
Deferred income taxes	94,297	(37,130)	(539)	—	56,628
Intercompany payables, net	—	1,512,208	(126,111)	(1,386,097)	—
Current liabilities of discontinued operations	—	57,381	525	—	57,906

Total current liabilities	749,879	1,657,636	(126,125)	(1,386,388)	895,002
Long-term debt and capital lease obligations, net of current portion	751,168	2,394	—	—	753,562
Deferred income taxes	(19,673)	110,967	5,243	—	96,537
Estimated fair value of derivative liabilities	2,610	—	—	—	2,610
Other long-term liabilities	51,291	32,869	—	165	84,325
Long-term liabilities of discontinued operations	—	2,451	(3)	—	2,448
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	408	2,387	2	(2,389)	408
Additional paid-in capital	694,941	397,234	168,434	(565,668)	694,941
Retained earnings	118,885	(406,214)	193,369	212,845	118,885
Other stockholders’ equity	(16,759)	551	—		(16,208)

Total stockholders’ equity	797,475	(6,042)	361,805	(355,212)	798,026

Total liabilities and stockholders’ equity	$2,332,750	$1,800,275	$240,920	$(1,741,435)	$2,632,510

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) continuing operating activities	$86,053	$273,304	$(339,059)	$—	$20,298
Net cash provided by discontinued operating activities	—	—	21,613	—	21,613

Net cash provided by (used in) operating activities	86,053	273,304	(317,446)	—	41,911

Purchases of property and equipment	(6,407)	(275,055)	—	—	(281,462)
Investment in unconsolidated companies	—	(231)	—	—	(231)
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,015	20	—	—	5,035
Other investing activities	(571)	(137)	—	—	(708)

Net cash (used in) provided by investing activities — continuing operations	(1,963)	(275,403)	221,527	—	(55,839)
Net cash provided by investing activities — discontinued operations	—	—	115,284	—	115,284

Net cash (used in) provided by investing activities	(1,963)	(275,403)	336,811	—	59,445

Repayments under credit facility	(60,000)	—	—	—	(60,000)
Deferred financing costs paid	(3,883)	—	—	—	(3,883)
Decrease in restricted cash and cash equivalents	11	43	—	—	54
Proceeds from exercise of stock option and purchase plans	7,967	—	—	—	7,967
Excess tax benefit from stock-based compensation	1,444	—	—	—	1,444
Other financing activities, net	(226)	(366)	—	—	(592)

Net cash used in financing activities — continuing operations	(54,687)	(323)	—	—	(55,010)
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash used in financing activities	(54,687)	(323)	(19,365)	—	(74,375)

Net change in cash and cash equivalents	29,403	(2,422)	—	—	26,981
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$58,052	$4,285	$—	$—	$62,337

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(47,817)	$88,689	$—	$—	$40,872
Net cash provided by discontinued operating activities	—	38,117	—	—	38,117

Net cash (used in) provided by operating activities	(47,817)	126,806	—	—	78,989

Purchases of property and equipment	(5,866)	(92,995)	—	—	(98,861)
Investment in unconsolidated companies	—	(4,817)	—	—	(4,817)
Proceeds from sale of assets	—	61	—	—	61
Other investing activities	(1,425)	(469)	—	—	(1,894)

Net cash used in investing activities — continuing operations	(7,291)	(98,220)	—	—	(105,511)
Net cash used in investing activities — discontinued operations	—	(9,722)	—	—	(9,722)

Net cash used in investing activities	(7,291)	(107,942)	—	—	(115,233)

Borrowings under credit facility	35,000	—	—	—	35,000
Increase in restricted cash and cash equivalents	(21)	—	—	—	(21)
Proceeds from exercise of stock option and purchase plans	10,154	—	—	—	10,154
Excess tax benefit from stock-based compensation	2,414	—	—	—	2,414
Other financing activities, net	(206)	(409)	—	—	(615)

Net cash provided by (used in) financing activities — continuing operations	47,341	(409)	—	—	46,932
Net cash used in financing activities — discontinued operations	—	(18,198)	—	—	(18,198)

Net cash provided by (used in) financing activities	47,341	(18,607)	—	—	28,734

Net change in cash and cash equivalents	(7,767)	257	—	—	(7,510)
Cash and cash equivalents at beginning of year	41,757	4,019	—	—	45,776

Cash and cash equivalents at end of year	$33,990	$4,276	$—	$—	$38,266

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our current operations are organized into three principal businesses:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and six months ended June 30, 2007 and 2006, our total revenues were divided among these business segments as follows:

	Three Months		Six Months
	Ended June		Ended June
	30,		30,
Segment	2007	2006	2007	2006
Hospitality	88.9%	88.8%	90.1%	89.8%
Opry and Attractions	11.1%	11.2%	9.9%	10.2%
Corporate and Other	—	—	—	—
We generate a substantial portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company focused primarily on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers.
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
Recent Developments
Bass Pro. On May 31, 2007, we and our wholly owned subsidiary, Gaylord Hotels, Inc., completed the sale of all of our interest in Bass Pro (consisting of 43,333 common units) for a purchase price of $222.0 million pursuant to the terms of a Common Unit Repurchase Agreement, dated April 3, 2007. The purchase price was paid in cash in full at closing. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group but resigned upon consummation of the sale. See “Non-Operating Results Affecting Net Income – Income from Unconsolidated Companies” below for a discussion of the results of our investment in Bass Pro prior to the date of disposal. See “Other Gains and (Losses)” below for a discussion of the recognized gain on the sale of our interest in Bass Pro.
ResortQuest. Following the closing of the sale of our interest in Bass Pro, on May 31, 2007, our wholly-owned subsidiary, ResortQuest International, Inc. (“RQI”), completed the sale of all of the equity interests of

RQI Holdings, LLC (f/k/a RQI Holdings, Ltd.) and ResortQuest Real Estate of Hawaii, LLC (f/k/a ResortQuest Real Estate of Hawaii, Inc.) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International (“Vacation Holdings”), pursuant to the terms of a Stock Purchase Agreement dated as of April 18, 2007 (the “ResortQuest Hawaii Purchase Agreement”), by and among us, RQI, Vacation Holdings and Interval Acquisition Corp. The purchase price paid by Vacation Holdings was $109.1 million, prior to giving effect to a purchase price adjustment based on the working capital of the acquired entities as of the closing. The purchase price was paid in cash in full at closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, as our ownership interests in these hotel ownership joint venture entities were excluded from this transaction.
Thereafter, on June 1, 2007, we and Gaylord Hotels entered into a Stock Purchase Agreement dated as of June 1, 2007 (the “ResortQuest Mainland Purchase Agreement”) with BEI-RZT Corporation, a subsidiary of Leucadia National Corporation (“BEI-RZT”). Pursuant to the terms of the ResortQuest Mainland Purchase Agreement, Gaylord Hotels completed the sale of all of the capital stock of RQI to BEI-RZT on June 1, 2007. The purchase price paid by BEI-RZT was $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of RQI as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing.
As a result of the transactions described above, the results of operations of our ResortQuest business, net of taxes, are included in discontinued operations for all periods presented. See “Non-Operating Results Affecting Net Income—Gain from Discontinued Operations, Net of Income Taxes” below for a discussion of the results of operations of our ResortQuest business.
Key Performance Indicators
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
Overall Outlook
We have invested heavily in our operations in the three and six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2004 and the beginning of construction of the Gaylord National hotel project, described below, in 2005. Our investments in the balance of 2007 are expected to consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. As of June 30, 2007, we had committed to pay $809.3 million under this agreement and the other agreements for construction services and supplies and other construction related costs ($299.2 million of which was outstanding as of such date). Construction costs to date have exceeded our initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. We currently estimate that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $53 million in capitalized interest, approximately $41 million in pre-opening costs and the governmental economic incentives. As of June 30, 2007, we have spent approximately $488.1 million (excluding capitalized interest and pre-opening costs) on the project. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, as well as additional debt financing, to fund the development and construction.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. During the second quarter of 2007 we notified the City of Chula Vista of our determination not to proceed with the development due to our inability to agree upon terms with local construction unions regarding the potential development. However, we are currently reviewing a counter proposal from the local construction unions and are in discussions with the City of Chula Vista and the Port Authority of San Diego with respect to the potential development.
We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and we have not made any commitments, received any government approvals or made any financing plans in connection with these development projects.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and six month periods ended June 30, 2007 and 2006. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended June 30,				Six Months ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$168,408	88.9%	$157,189	88.8%	$334,869	90.1%	$322,653	89.8%
Opry and Attractions	20,922	11.1%	19,819	11.2%	36,764	9.9%	36,584	10.2%
Corporate and Other	51	0.0%	79	0.0%	106	0.0%	157	0.0%

Total revenues	189,381	100.0%	177,087	100.0%	371,739	100.0%	359,394	100.0%

OPERATING EXPENSES:
Operating costs	108,771	57.4%	105,426	59.5%	217,324	58.5%	212,875	59.2%
Selling, general and administrative	38,691	20.4%	37,869	21.4%	79,491	21.4%	73,506	20.5%
Preopening costs	3,230	1.7%	1,503	0.8%	6,175	1.7%	2,565	0.7%
Depreciation and amortization:
Hospitality	16,262	8.6%	16,026	9.0%	32,687	8.8%	32,166	9.0%
Opry and Attractions	1,424	0.8%	1,437	0.8%	2,980	0.8%	2,851	0.8%
Corporate and Other	1,617	0.9%	1,085	0.6%	3,096	0.8%	2,099	0.6%

Total depreciation and amortization	19,303	10.2%	18,548	10.5%	38,763	10.4%	37,116	10.3%

Total operating expenses	169,995	89.8%	163,346	92.2%	341,753	91.9%	326,062	90.7%

OPERATING INCOME (LOSS):
Hospitality	33,323	19.8%	26,172	16.7%	60,885	18.2%	60,623	18.8%
Opry and Attractions	3,144	15.0%	1,556	7.9%	2,138	5.8%	185	0.5%
Corporate and Other	(13,851)	(A )	(12,484)	(A )	(26,862)	(A )	(24,911)	(A )
Preopening costs	(3,230)	(B )	(1,503)	(B )	(6,175)	(B )	(2,565)	(B )

Total operating income	19,386	10.2%	13,741	7.8%	29,986	8.1%	33,332	9.3%
Interest expense, net of amounts capitalized	(13,611)	(C )	(18,191)	(C )	(32,388)	(C )	(36,325)	(C )
Interest income	1,630	(C )	489	(C )	2,147	(C )	967	(C )
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	2,699	(C )	4,541	(C )	9,479	(C )	6,698	(C )
Income (loss) from unconsolidated companies	2,931	(C )	3,047	(C )	1,013	(C )	5,803	(C )
Other gains and (losses), net	140,212	(C )	800	(C )	146,075	(C )	1,460	(C )
(Provision) benefit for income taxes	(59,631)	(C )	(10,026)	(C )	(62,039)	(C )	(13,016)	(C )
Gain (loss) on discontinued operations, net	13,226	(C )	438	(C )	16,033	(C )	9,079	(C )

Net (loss) income	$106,842	(C )	$(5,161)	(C )	$110,306	(C )	$7,998	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except per share data)
Total revenues	$189,381	$177,087	6.9%	$371,739	$359,394	3.4%
Total operating expenses	$169,995	$163,346	4.1%	$341,753	$326,062	4.8%
Operating income (loss)	$19,386	$13,741	41.1%	$29,986	$33,332	-10.0%
Net income (loss)	$106,842	$(5,161)	2170.2%	$110,306	$7,998	1279.2%

Net income (loss) per share — fully diluted	$2.52	$(0.13)	2038.5%	$2.61	$0.20	1205.0%
Total Revenues
The increase in our total revenues for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, is primarily attributable to the increase in our Hospitality segment revenues (an increase of $11.2 million for the three months, and an increase of $12.2 million for the six months, ended June 30, 2007, as compared to the same periods in 2006), described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, is primarily due to increased Hospitality segment operating expenses associated with increased Hospitality segment revenues (excluding preopening costs, total Hospitality operating expenses increased $4.1 million for the three months, and $12.0 million for the six months, ended June 30, 2007 as compared to the same periods in 2006), described more fully below.
Operating Income
Three Months Ended June 30, 2007. Our operating income for the three months ended June 30, 2007 was $5.7 million higher than our operating income for the same period in 2006 due primarily to the increase in our Hospitality segment operating income, as described more fully below. Our operating income for the three months ended June 30, 2007 (as compared to the same period in 2006) was also impacted by increases in our Opry and Attractions segment operating income and preopening costs, each as described more fully below.
Six Months Ended June 30, 2007. The $3.3 million decrease in our operating income for the six months ended June 30, 2007, as compared to the same period in 2006, was due to a combination of stable Hospitality segment operating income and a $3.6 million increase in preopening costs, each as described more fully below. A $1.9 million increase in our Opry and Attractions segment operating income, also as described more fully below, served to offset the size of the reduction in our operating income.

Net Income
Our net income for the three and six months ended June 30, 2007 (as compared to the same periods in 2006) was impacted by our operating income for the periods described above, as well as the following:
•	An increase in our other gains and losses of $139.4 million for the three months, and $144.6 million for the six months, ended June 30, 2007 as compared to the same periods in 2006 due primarily to a $140.3 million pre-tax gain on the sale of our investment in Bass Pro, which served to increase our net income.

•	An increase in our provision for income taxes of $49.6 million for the three months, and $49.0 million for the six months, ended June 30, 2007 as compared to the same periods in 2006 due to increased pre-tax income and other factors, described more fully below, which served to decrease our net income.

•	An increase in our gain from discontinued operations of $12.8 million for the three months, and $7.0 million for the six months, ended June 30, 2007 as compared to the same periods in 2006 due primarily to the gain on the sale of our ResortQuest business (including the related tax benefit) and the results of our ResortQuest business prior to its sale, described more fully below, which served to increase our net income.

•	A decrease in our interest expense, net of amounts capitalized, of $4.6 million for the three months, and $3.9 million for the six months, ended June 30, 2007 as compared to the same periods in 2006, described more fully below, which served to increase our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The increased Hospitality segment revenues for the three and six months ended June 30, 2007 primarily resulting from relatively stable system-wide occupancy rates and improved average daily rate for these periods. This was a result of high-paying group business at each property, as discussed more fully below.

•	Increased levels of food and beverage, banquet and catering revenues at our hotels for the three and six months ended June 30, 2007, which increased Total RevPAR at our hotels and supplemented the impact of improved ADR and RevPAR of the Hospitality segment during these periods. This was a result of increased spending by groups, as discussed more fully below.
Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Results for prior periods have not been restated. As a result of adopting FIN 48, we recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had $7.2 million of unrecognized tax benefits, of which none would affect our effective tax rate if recognized. As of June 30, 2007, we had $6.6 million of unrecognized tax benefits. The adoption of FIN 48 had no impact on our net income or earnings per share.

Operating Results – Detailed Segment Financial Information
Hospitality Business Segment
Total Segment Results. The following table presents the financial results of our Hospitality segment for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$168,408	$157,189	7.1%	$334,869	$322,653	3.8%
Hospitality operating expenses:
Operating costs	95,138	91,121	4.4%	190,729	183,998	3.7%
Selling, general and administrative	23,685	23,870	-0.8%	50,568	45,866	10.3%
Depreciation and amortization	16,262	16,026	1.5%	32,687	32,166	1.6%

Total Hospitality operating expenses	135,085	131,017	3.1%	273,984	262,030	4.6%

Hospitality operating income (2)	$33,323	$26,172	27.3%	$60,885	$60,623	0.4%

Hospitality performance metrics:
Occupancy(3)	80.1%	77.7%	3.1%	78.7%	78.8%	-0.1%
ADR	$162.49	$153.89	5.6%	$165.01	$157.11	5.0%
RevPAR(4)	$130.18	$119.63	8.8%	$129.91	$123.83	4.9%
Total RevPAR(5)	$310.36	$283.22	9.6%	$309.10	$292.53	5.7%
Net Definite Room
Nights Booked(6)	514,000	455,000	13.0%	871,000	706,000	23.4%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include the effect of preopening costs. The discussion of pre-opening costs is set forth below.

(3)	Excludes 12,574 and 182 room nights that were taken out of service during the three months, and 20,907 and 1,313 room nights that were taken out of service during the six months, ended June 30, 2007 and 2006, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.

(4)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(5)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(6)	Net Definite Room Nights Booked included 100,000 and 74,000 room nights for the three months ended June 30, 2007 and 2006, respectively, and included 137,000 and 99,000 room nights for the six months ended June 30, 2007 and 2006, respectively, related to the Gaylord National.
Three Months Ended June 30, 2007. The increase in total Hospitality segment revenue in the three months ended June 30, 2007, as compared to the same periods in 2006, is due to improved system-wide occupancy (driven primarily by occupancy rate increases at Gaylord Opryland and Gaylord Texan), an increased average daily rate at each hotel and improved food and beverage and other ancillary revenues at each hotel, each as described more fully below.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality segment operating expenses in the three months ended June 30, 2007, as compared to the same period in 2006, is due to increased Hospitality segment operating costs, described below.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months ended June 30, 2007, as compared to the same period in 2006, due to the operating cost increases at each hotel described below.
Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, and Hospitality segment depreciation and amortization expense, remained relatively stable in the three months ended June 30, 2007, as compared to the same period in 2006.
Six Months Ended June 30, 2007. The increase in total Hospitality segment revenue in the six months ended June 30, 2007, as compared to the same periods in 2006, is due to a combination of relatively stable system-wide occupancy, an increased average daily rate at each hotel and improved food and beverage and other ancillary revenues at each hotel, described below.
The increase in Hospitality segment operating expenses in the six months ended June 30, 2007, as compared to the same period in 2006, is due to increased Hospitality segment operating costs and selling, general and administrative expenses, each as described below.
Hospitality segment operating costs, increased in the six months ended June 30, 2007, as compared to the same period in 2006, due to the operating cost increases at each hotel described below.
Hospitality segment selling, general and administrative expenses increased in the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to increases at Gaylord Opryland and Gaylord Texan, each as discussed below.
Hospitality segment depreciation and amortization expense remained stable in the six months ended June 30, 2007, as compared to the same period in 2006.

Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the three and six months ended June 30, 2007 and 2006.
Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$71,371	$66,875	6.7%	$134,726	$132,632	1.6%
Operating expense data:
Operating costs	$41,032	$39,451	4.0%	$80,587	$79,329	1.6%
Selling, general and administrative	$9,251	$9,395	-1.5%	$21,196	$18,100	17.1%
Hospitality performance metrics:
Occupancy	84.7%	78.9%	7.4%	79.5%	78.2%	1.7%
ADR	$153.04	$143.52	6.6%	$150.30	$143.16	5.0%
RevPAR	$129.69	$113.28	14.5%	$119.42	$112.02	6.6%
Total RevPAR	$285.95	$255.26	12.0%	$269.15	$254.99	5.6%
The increase in Gaylord Opryland revenue and RevPAR in the three months ended June 30, 2007, as compared to the same period in 2006, is due to a combination of increased occupancy rates and ADR for the period, as the hotel experienced an increase in group business as well as an increase in the nightly rate paid by guests attending group meetings. Continued increases in the hotel’s food and beverage and other ancillary revenue due to higher group spending increased Total RevPAR.
The increase in Gaylord Opryland revenue, RevPAR, and Total RevPAR in the six months ended June 30, 2007, as compared to the same period in 2006, is due to a combination of slightly increased occupancy rates and ADR for the period, primarily attributable to higher nightly rates paid by guests attending group meetings, as well as cancellation and attrition fees received in the first quarter of 2007.
The increase in operating costs at Gaylord Opryland in the three and six months ended June 30, 2007, as compared to the same periods in 2006, was due to increased variable costs, such as labor expense, associated with the higher occupancy levels at the hotel, as well as increased cost of sales associated with the food and beverage, catering and other ancillary services revenues.
Selling, general and administrative expenses at Gaylord Opryland in the three months ended June 30, 2007, remained relatively stable as compared to the same period in 2006. A $2.9 million charge incurred in the first quarter of 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, which is being renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program, increased Gaylord Opryland’s selling, general and administrative expenses for the six months ended June 30, 2007.
The hotel’s results were impacted by the hotel’s multi-year room refurbishment program, as 12,574 and 182 room nights were taken out of service during the three months, and 20,907 and 1,313 room nights were taken out of service during the six months ended June 30, 2007 and 2006, respectively.

          Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$46,134	$45,077	2.3%	$98,698	$95,893	2.9%
Operating expense data:
Operating costs	$25,811	$24,115	7.0%	$52,927	$49,983	5.9%
Selling, general and administrative	$7,764	$8,175	-5.0%	$15,943	$15,975	-0.2%
Hospitality performance metrics:
Occupancy	78.4%	83.8%	-6.4%	81.1%	84.4%	-3.9%
ADR	$180.08	$175.53	2.6%	$194.32	$184.32	5.4%
RevPAR	$141.23	$147.10	-4.0%	$157.57	$155.62	1.3%
Total RevPAR	$360.58	$352.32	2.3%	$387.83	$376.81	2.9%
The increase in Gaylord Palms revenue and Total RevPAR for the three months ended June 30, 2007, as compared to the same period in 2006, was due to an increase in banquet revenue for the period, as group customers in 2007 held more banquet functions as compared to the 2006 quarter. A decrease in rooms revenue caused by lower occupancy rates served to partially offset the impact of the increased banquet revenues.
The increase in Gaylord Palms revenue for the six months ended June 30, 2007, as compared to the same period in 2006, was due to an increase in banquet revenue resulting from an increased number of banquet functions in the period, as compared to the prior year, as well as an increase in room revenue resulting from increased nightly room rates, partially offset by lower occupancy rates, as compared to the prior year.
Operating costs for the three and six months ended June 30, 2007, as compared to the same periods in 2006, increased due to higher variable costs, such as labor and cost of goods sold, associated with the increased number of banquet functions during the period, as well as higher property tax expense and increased levels of commission-based group meeting business.
Selling, general and administrative expense for the three and six months ended June 30, 2007, remained relatively stable as compared to the same periods in 2006.

          Gaylord Texan Results. The results of the Gaylord Texan for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$48,433	$42,883	12.9%	$97,018	$89,769	8.1%
Operating expense data:
Operating costs	$27,191	$26,353	3.2%	$55,061	$52,380	5.1%
Selling, general and administrative	$6,094	$5,842	4.3%	$12,368	$10,921	13.2%
Hospitality performance metrics:
Occupancy	73.4%	70.0%	4.9%	77.0%	75.7%	1.7%
ADR	$178.82	$166.05	7.7%	$176.29	$169.34	4.1%
RevPAR	$131.29	$116.18	13.0%	$135.68	$128.16	5.9%
Total RevPAR	$352.24	$311.88	12.9%	$354.74	$328.23	8.1%
Gaylord Texan revenue and RevPAR for the three months ended June 30, 2007, as compared to the same period in 2006, increased due to increased rooms revenue caused by a combination of increased occupancy and higher room rates paid by both transient and group meeting guests. An increase in food and beverage and other ancillary revenues, attributable to the new Glass Cactus entertainment venue and the increased hotel occupancy, also contributed to the increase in revenues and Total RevPAR for the period.
The increase in Gaylord Texan revenue for the six months ended June 30, 2007, as compared to the same period in 2006, was due to increased rooms revenue caused by a combination of increased group occupancy and higher room rates paid by group meeting guests. An increase in food and beverage and other ancillary revenues, attributable to the new Glass Cactus entertainment venue and the increased hotel occupancy, as well as increased parking and transportation revenues, also contributed to the increase in revenues and Total RevPAR for the period.
Operating costs for the three and six months ended June 30, 2007, as compared to the same period in 2006, increased due to increases in variable expenses, such as labor and cost of goods sold, associated with the increased rooms, food and beverage and other ancillary revenues. The addition of expenses associated with the Glass Cactus entertainment venue also served to increase operating costs in 2007, as compared to the prior periods in 2006.
Selling, general and administrative expenses for the three months ended June 30, 2007, as compared to the same period in 2006, remained relatively stable. Selling, general and administrative expenses for the six months ended June 30, 2007, as compared to the same period in 2006, increased due to increased sales and marketing expense as well as increased professional service fees.

Opry and Attractions Segment
          The following presents the financial results of our Opry and Attractions segment for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)
Total revenues	$20,922	$19,819	5.6%	$36,764	$36,584	0.5%
Operating expense data:
Operating costs	11,560	12,053	-4.1%	22,222	24,340	-8.7%
Selling, general and administrative	4,794	4,773	0.4%	9,424	9,208	2.3%
Depreciation and amortization	1,424	1,437	-0.9%	2,980	2,851	4.5%

Operating income (loss)	$3,144	$1,556	102.1%	$2,138	$185	1055.7%

The increase in revenues in the Opry and Attractions segment for the three and six months ended June 30, 2007, as compared to the same periods in 2006, is primarily due to increased revenues at the Grand Ole Opry and our other attractions, which was partially offset by lower revenue at our Corporate Magic event planning business as a result of certain significant non-recurring events held by Corporate Magic clients during the 2006 periods.
The decrease in Opry and Attractions operating costs in the three and six months ended June 30, 2007, as compared to the same periods in 2006, is due primarily to lower production costs at our Corporate Magic event planning business as a result of certain significant non-recurring events held by Corporate Magic clients during the 2006 periods, partially offset by increased variable expenses associated with the increased revenues at the Grand Ole Opry and our other attractions described above. Opry and Attractions selling, general and administrative expenses in the three months and six months ended June 30, 2007, as compared to the same periods in 2006, remained stable.
Corporate and Other Business Segment
          The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)
Total revenues	$51	$79	-35.4%	$106	$157	-32.5%
Operating expense data:
Operating costs	2,073	2,252	-7.9%	4,373	4,537	-3.6%
Selling, general and administrative	10,212	9,226	10.7%	19,499	18,432	5.8%
Depreciation and amortization	1,617	1,085	49.0%	3,096	2,099	47.5%

Operating income (loss)	$(13,851)	$(12,484)	-11.0%	$(26,862)	$(24,911)	-7.8%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses are comprised of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased slightly in the three and six months ended June 30, 2007 as compared to the same periods in 2006, due to a reduction in consulting costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three and six months ended June 30, 2007, as compared to the same periods in 2006, due mainly to higher employment expenses associated with an increase in headcount. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the three and six months ended June 30, 2007, as compared to the same periods in 2006, due to the purchase of a new corporate aircraft and additional information technology equipment and software.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $1.7 million to $3.2 million in the three months ended June 30, 2007 (as compared to $1.5 million in the three months ended June 30, 2006). Preopening costs increased by $3.6 million to $6.2 million in the six months ended June 30, 2007 (as compared to $2.6 million in the six months ended June 30, 2006). These costs were related to the construction of the Gaylord National.
Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(13,611)	$(18,191)	25.2%	$(32,388)	$(36,325)	10.8%
Interest income	$1,630	$489	233.3%	$2,147	$967	122.0%
Unrealized gain on Viacom stock and CBS stock and derivatives, net	$2,699	$4,541	-40.6%	$9,479	$6,698	41.5%
Income from unconsolidated companies	$2,931	$3,047	-3.8%	$1,013	$5,803	-82.5%
Other gains and losses, net	$140,212	$800	17426.5%	$146,075	$1,460	9905.1%
Provision for income taxes	$59,631	$10,026	494.8%	$62,039	$13,016	376.6%
Gain from discontinued operations, net of taxes	$13,226	$438	2919.6%	$16,033	$9,079	76.6%

Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased during the three months ended June 30, 2007, as compared to the same period in 2006, due primarily to a $6.5 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007. Capitalized interest increased from $2.0 million during the three months ended June 30, 2006 to $8.6 million during the three months ended June 30, 2007 due to the construction of the Gaylord National. Interest expense, net of amounts capitalized, decreased during the six months ended June 30, 2007, as compared to the same period in 2006, due primarily to a $10.8 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007 and the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion. Capitalized interest increased from $3.5 million during the six months ended June 30, 2006 to $14.3 million during the six months ended June 30, 2007 due to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 7.0% and 6.5% for the three months ended June 30, 2007 and 2006, respectively, and was 6.8% and 6.5% for the six months ended June 30, 2007 and 2006, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $3.8 million and $6.7 million for the three months ended June 30, 2007 and 2006, respectively, and $10.5 million and $13.3 million for the six months ended June 30, 2007 and 2006, respectively.
Interest Income
The increase in interest income during the three and six months ended June 30, 2007, as compared to the same periods in 2006, is due to higher cash balances invested in interest-bearing accounts in 2007 and increased short-term interest rates.
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
In May 2007, the secured forward exchange contract matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance sheet as of June 30, 2007.

For the three months ended June 30, 2007, we recorded a net pretax gain of $9.1 million related to the increase in fair value of the Viacom stock and CBS stock. For the three months ended June 30, 2007, we recorded a net pretax loss of $6.4 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $2.7 million relating to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the three months ended June 30, 2007.
For the six months ended June 30, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom stock and CBS stock. For the six months ended June 30, 2007, we recorded a net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $9.5 million relating to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the six months ended June 30, 2007.
Income from Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months and six months ended June 30, 2007 and 2006 consisted of equity method income from these investments as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2006	2005	% Change
	(In thousands, except percentages)
Bass Pro	$3,069	$3,203	-4.2%	$1,693	$5,805	-70.8%
RHAC Holdings, LLC	205	(148)	100.0%	(4)	6	100.0%
Waipouli Holdings, LLC	(343)	(8)	100.0%	(676)	(8)	100.0%

Total:	$2,931	$3,047	-3.8%	$1,013	$5,803	-82.5%

Bass Pro. Prior to May 31, 2007, we owned 13.0% of Bass Pro, the owner of the Bass Pro Inc., Tracker Marine Boats and Big Cedar Lodge businesses. On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro (consisting of 43,333 common units) to Bass Pro for a purchase price of $222.0 million in cash. We recognized a pre-tax gain of $140.3 million from the sale of our interest in Bass Pro, which is recorded in other gains and losses as more fully described below. We recorded equity method income from our investment in Bass Pro prior to the date of sale as shown above. Net proceeds from the sale of $221.5 million were used to reduce our outstanding indebtedness. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group but resigned upon consummation of the sale.
RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (the “Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC,

LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which we formerly owned) manages the hotel under a 20-year hotel management agreement from RHAC, LLC and ResortQuest Hawaii is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
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
      Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). On June 20, 2006, we entered into a joint venture with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (the “Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 senior loan secured by the Kauai Hotel an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which we formerly owned) manages the hotel under a five-year hotel management agreement from Waipouli Owner, LLC and ResortQuest Hawaii is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
In October 2006, Waipouli Owner, LLC requested RREEF and us to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. We elected not to make the requested capital contribution, which diluted our ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1%.
Other Gains and (Losses)
Our other gains and (losses) for the three months ended June 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro, which is further described above. Our other gains and (losses) for the six months ended June 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro, a $1.2 million dividend distribution related to our investment in CBS stock, and a $4.4 million gain on the sale of the previously utilized corporate aircraft.
Our other gains and (losses) for the three months and six months ended June 30, 2006 primarily consisted of the receipt of dividend distributions related to our investment in CBS stock, a loss on the retirement of certain fixed assets and other miscellaneous income and expenses.

Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three Months		Six Months
	Ended June		Ended June
	30,		30,
	2007	2006	2007	2006
U.S. federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1	1	1	(1)
Adjustment to deferred tax liabilities due to state tax rate adjustment	(3)	0	(3)	9
Other	6	190	7	66

Effective tax rate	39%	226%	40%	109%

Our effective tax rate for the three and six months ended June 30, 2007 decreased as compared to our effective tax rate for the three and six months ended June 30, 2006 due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods. The amount designated as Other for the three and six months ended June 30, 2006 in the table above is a result of a change in the annualized effective tax rate and its corresponding year to date effect coupled with the tax effect of interest charged to ResortQuest International, Inc. during the respective periods.
Gain from Discontinued Operations, Net of Income Taxes
We reflected the following businesses as discontinued operations in our financial results for the three and six months ended June 30, 2007 and 2006, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
ResortQuest. During the third quarter of 2005, we committed to a plan of disposal of certain markets of our ResortQuest business that were considered to be inconsistent with our long term growth strategy. In connection with this plan of disposal, we recorded pre-tax restructuring charges of ($25,000) and $44,000 during the three months and six months ended June 30, 2006, respectively, related to employee severance benefits in the discontinued markets. We completed the sale of four of these markets in the fourth quarter of 2005, two of these markets in the first quarter of 2006, and the remaining two markets in the second quarter of 2006.
During the second quarter of 2006, we completed the sale of one additional market of our ResortQuest business that was not included in the plan of disposal described above, but was later determined to be inconsistent with our long term growth strategy. We did not record any restructuring charges in connection with the sale of this market.
During the second quarter of 2007, we committed to a plan of disposal of the remainder of our ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. We recognized a pretax gain of

$50.4 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2007 related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the three months and six months ended June 30, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $108.1 million were used to reduce our outstanding indebtedness.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. We recognized a pretax loss of $57.2 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the three months and six months ended June 30, 2007, of which $0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.0 million were used to reduce our outstanding indebtedness.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenues:
ResortQuest	$33,745	$58,458	$91,228	$119,653

Operating loss:
ResortQuest	$(3,756)	$(1,919)	$(2,022)	$(52)
Other	—	6	—	6
Restructuring charges	(72)	25	(72)	(44)

Total operating loss	(3,828)	(1,888)	(2,094)	(90)

Interest expense	(7)	169	(8)	473
Interest income	163	252	309	486

Other gains and (losses):
ResortQuest	(6,586)	66	(6,769)	5,274
Other	—	25	—	6

(Loss) income before benefit for income taxes	(10,258)	(1,376)	(8,562)	6,149

Benefit for income taxes	(23,484)	(1,814)	(24,595)	(2,930)

Gain from discontinued operations	$13,226	$438	$16,033	$9,079

Included in other gains and (losses) in the three months and six months ended June 30, 2007 is a pre-tax gain of $50.4 million on the sale of ResortQuest Hawaii and a pre-tax loss of $57.2 million on the sale of ResortQuest Mainland. Included in other gains and (losses) in the three months ended June 30, 2006 is a pre-tax gain of $0.3 million on the sale of certain ResortQuest markets. Included in other gains and (losses) in the six months ended June 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets, as well as a $5.4 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible. The remaining gains and (losses) in the three months and six months ended June 30, 2007 and 2006 are primarily comprised of gains and losses on the sale of fixed assets and other assets. The benefit for income taxes for the three months and six months ended June 30, 2007 primarily relates to a permanent tax benefit recognized on the sale of ResortQuest Hawaii and ResortQuest Mainland. The benefit for income taxes for the three months and six months ended June 30, 2006 primarily results from settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the writeoff of taxable goodwill associated with the certain ResortQuest markets sold in these periods.

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the six months ended June 30:

	2007	2006
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$20,298	$40,872
Net cash flows provided by operating activities — discontinued operations	21,613	38,117

Net cash flows provided by operating activities	41,911	78,989

Investing Cash Flows:
Purchases of property and equipment	(281,462)	(98,861)
Investments in unconsolidated companies	(231)	(4,817)
Proceeds from sale of investment in Bass Pro	221,527	—
Proceeds from sales of assets	5,035	61
Other	(708)	(1,894)

Net cash flows used in investing activities — continuing operations	(55,839)	(105,511)
Net cash flows provided by (used in) investing activities — discontinued operations	115,284	(9,722)

Net cash flows provided by (used in) investing activities	59,445	(115,233)

Financing Cash Flows:
(Repayments) borrowings under credit facility	(60,000)	35,000
Deferred financing costs paid	(3,883)	—
Decrease (increase) in restricted cash and cash equivalents	54	(21)
Proceeds from exercise of stock options and purchase plans	7,967	10,154
Excess tax benefit from stock-based compensation	1,444	2,414
Other	(592)	(615)

Net cash flows (used in) provided by financing activities — continuing operations	(55,010)	46,932
Net cash flows used in financing activities — discontinued operations	(19,365)	(18,198)

Net cash flows (used in) provided by financing activities	(74,375)	28,734

Net change in cash and cash equivalents	$26,981	$(7,510)

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2007, our net cash flows provided by operating activities — continuing operations were $20.3 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and gains on the sales of our investment in Bass Pro and certain fixed assets of approximately ($56.3) million, offset by favorable changes in working capital of approximately $76.6 million. The favorable changes in working capital primarily resulted from the timing of payment of the tax liability incurred in connection with the maturity of the secured forward exchange contract and the sales of ResortQuest Hawaii, ResortQuest Mainland, and our investment in Bass Pro, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Palms. These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as the timing of payment of accrued interest, accrued property taxes, and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts.
During the six months ended June 30, 2006, our net cash flows provided by operating activities — continuing operations were $40.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and gain on sales of certain fixed assets of approximately $54.7 million, offset by unfavorable changes in working capital of approximately $13.9 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as the timing of payment of accrued property taxes, accrued compensation, and other accrued expenses. These favorable changes in working capital were partially offset by an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Palms.
     Cash Flows From Investing Activities. During the six months ended June 30, 2007, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $281.5 million. Our capital expenditures during the six months ended June 30, 2007 included construction of $236.3 million at Gaylord National, as well as $24.1 million to refurbish guest rooms and renovate certain food and beverage outlets at Gaylord Opryland. During the six months ended June 30, 2007, we also received net cash proceeds of $221.5 million from the sale of our investment in Bass Pro and $5.0 million from the sales of certain fixed assets.
During the six months ended June 30, 2006, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $98.9 million. Our capital expenditures during the six months ended June 30, 2006 included construction at Gaylord National of $67.4 million, approximately $17.4 million at the Gaylord Texan related to the construction of the new Glass Cactus entertainment complex, and approximately $6.1 million at Gaylord Opryland.
We currently project capital expenditures for the twelve months of 2007 to total approximately $609 million, which includes approximately $505 million related to the construction of the Gaylord National and approximately $64 million to refurbish guest rooms and renovate certain food and beverage outlets at Gaylord Opryland.
      Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the six months ended June 30, 2007, our net cash flows used in financing activities were approximately $55.0 million, reflecting a $60.0 million net repayment on our $1.0 Billion Credit Facility and the payment of $3.9 million in deferred financing costs to refinance our $600.0 million credit facility, partially offset by $8.0 million in proceeds received from the exercise of stock options.
During the six months ended June 30, 2006, our net cash flows provided by financing activities – continuing operations were approximately $46.9 million, reflecting $35.0 million of borrowings under the $600.0 million credit facility and $10.2 million in proceeds received from the exercise of stock options.
Working Capital
As of June 30, 2007, we had total current assets of $154.6 million and total current liabilities of $322.6 million, which resulted in a working capital deficit of $168.0 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us.

Also, during 2007 we will be required to pay taxes on the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. Due to the net impact of these transactions and the taxable income generated by our normal operations during 2007, we expect to incur a tax liability of approximately $113.7 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. This tax liability is classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2007. We expect to pay $85.3 million of this liability during the third quarter of 2007 and the balance during the fourth quarter of 2007. We intend to finance the payment of this obligation through the use of internally generated funds and corporate borrowings.
We believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
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
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (in the process of being constructed) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
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
As of June 30, 2007, we were in compliance with all covenants. As of June 30, 2007, $115.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $13.3 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2007, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$690,000	$—	$115,000	$—	$575,000
Capital leases	3,330	936	1,286	1,108	—
Promissory note payable to Nashville Predators	4,000	1,000	2,000	1,000	—
Construction commitments	343,190	343,190	—	—	—
Operating leases (1)	666,481	5,936	10,079	7,602	642,864
Other	525	175	350	—	—

Total contractual obligations	$1,707,526	$351,237	$128,715	$9,710	$1,217,864

(1)	The total operating lease commitments of $666.5 million above include the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 10 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three and six months ended June 30, 2007 and 2006.
The cash obligations in the table above also do not include obligations to pay taxes on the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. Due to the net impact of these transactions and the taxable income generated by our normal operations during 2007, we expect to incur a tax liability of approximately $113.7 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. We expect to pay $85.3 million of this liability during the third quarter of 2007 and the balance during the fourth quarter of 2007. We intend to finance the payment of this obligation through the use of internally generated funds and corporate borrowings. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three months and six months ended June 30, 2007 and 2006 included herewith.

The adoption of FIN 48 did not have a material impact on our contractual obligations, so obligations to pay taxes related to uncertain tax positions, if any, are not included in the cash obligations in the table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first or second quarters of 2007 nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 or described from time to time in our other reports filed with the SEC (including this Quarterly Report on Form 10-Q under the heading “Risk Factors”):

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and natural gas prices, and, prior to our disposal of such stock in May 2007, from changes in the value of our investment in Viacom stock and CBS stock.
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
Prior to its maturity in May 2007, the secured forward exchange contract protected us against decreases in the combined fair market value of the Viacom stock and CBS stock below $56.05 per share by way of a put option; the secured forward exchange contract also provided for participation in the increases in the combined fair market value of the Viacom stock and CBS stock in that we received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share.
In May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the Company is no longer exposed to market risk from changes in the value of Viacom stock and CBS stock as of this date.

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
      Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $1.0 Billion Credit Facility as of June 30, 2007 would increase by approximately $1.2 million.
      Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2007. As a result, the interest rate market risk implicit in these investments at June 30, 2007, if any, is low.
Risk Related to Changes in Natural Gas Prices
      As of June 30, 2007, we held three variable to fixed natural gas price swaps with respect to the purchase of 231,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have terms of up to three months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $6.93 per dekatherm. These natural gas price swaps are deemed effective and therefore the hedges have been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of June 30, 2007 as quoted on the New York Mercantile Exchange was to increase or decrease by 5%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of June 30, 2007 would have increased or decreased by $79,000.
Risks Related to Foreign Currency Exchange Rates
      Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
      Based upon our overall market risk exposures at June 30, 2007, we believe that the effects of changes in interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we are no longer exposed to the risks associated with changes in the price of Viacom stock and CBS stock, and we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three months ended June 30, 2007 and 2006 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that relate to our operation of the ResortQuest business are no longer applicable to our future prospects as the result of the fact that we sold such business during the quarter ended June 30, 2007. Except for the risk factors set forth below and as set forth in the foregoing sentence, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          As a result of the sales of our ResortQuest business and Bass Pro equity interest, we are further dependent upon our Hospitality segment.
          During the second quarter of 2007, we completed the sales of our ResortQuest Mainland and ResortQuest Hawaii business, and the sale of our equity interest in Bass Pro. As a result of these transactions, we are now highly dependent on the success of our Hospitality segment. During the six months ended June 30, 2007, 90.1% of our total revenue from continuing operations was generated from our Hospitality segment. If we fail to successfully operate and/or develop our hotel and convention business, our overall financial condition and prospects could be adversely affected.
          We could become subject to claims in connection with the sales of our interests in ResortQuest Mainland, ResortQuest Hawaii and Bass Pro.
          In connection with the sales of our equity interests in ResortQuest Mainland, ResortQuest Hawaii and Bass Pro, we agreed to indemnify the purchasers of these interests for a number of matters, including the breach of our representations, warranties and covenants contained in the agreements related to those transactions. A material breach or inaccuracy of any of the representations, warranties and covenants in any of the agreements related to those transactions could lead to a claim against us. Any such claims could require us to pay substantial sums and incur related costs and expenses and could have a material adverse effect on our financial condition. In addition, we received a four-year promissory note in the principal amount of $8.0 million in connection with the sale of our ResortQuest Mainland business. Our ability to collect on such note may depend upon the ability of the purchaser of such business to generate sufficient cash flow from the operation of such business following the closing of such sale.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Inapplicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its Annual Meeting of Stockholders on May 3, 2007 (the “Annual Meeting”). The stockholders of the Company voted to elect nine directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

Nominee	For	Withhold	Total
E.K. Gaylord II	34,971,530	3,790,126	38,761,656
E. Gordon Gee	34,270,489	4,491,168	38,761,657
Ellen Levine	35,277,471	3,484,186	38,761,657
Ralph Horn	35,256,190	3,505,467	38,761,657
Michael J. Bender	35,277,925	3,483,732	38,761,657
R. Brad Martin	35,230,917	3,530,740	38,761,657
Michael D. Rose	33,390,206	5,371,451	38,761,657
Colin V. Reed	35,251,815	3,509,842	38,761,657
Michael I. Roth	33,448,412	5,313,245	38,761,657
At the Annual Meeting, our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007. The following table sets forth the number of votes for, votes against, votes abstaining and broker non-votes with respect to this item:

			Broker
For	Against	Abstain	Non-vote	Total
38,742,035	13,231	6,388	—	38,761,654
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: August 8, 2007	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).

2.2	Stock Purchase Agreement dated as of April 18, 2007 by and among Gaylord Entertainment Company, ResortQuest International, Inc., Vacation Holdings Hawaii, Inc., and Interval Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2007 (File No. 1-13079)).

10.1	GMP Amendment No. 11 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated April 13, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 18, 2007 (File No. 1-13079)).

10.2	GMP Amendment No. 12 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated April 13, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 18, 2007 (File No. 1-13079)).

10.3	GMP Amendment No. 13 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated April 13, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2007 (File No. 1-13079)).

10.4	GMP Amendment No. 14 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated May 8, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 11, 2007 (File No. 1-13079)).

10.5	GMP Amendment No. 15 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated June 25, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.