Form 10-Q
period 2007-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2007-11-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock, $.01 par value	41,223,395 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2007
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	2007	2006
Revenues	$166,920	$163,758

Operating expenses:
Operating costs	105,581	105,552
Selling, general and administrative	35,819	37,988
Preopening costs	3,926	2,432
Depreciation	18,075	17,825
Amortization	949	967

Operating income (loss)	2,570	(1,006)

Interest expense, net of amounts capitalized	(3,125)	(17,960)
Interest income	620	464
Unrealized gain on Viacom stock and CBS stock	—	13,453
Unrealized loss on derivatives	—	(5,601)
(Loss) income from unconsolidated companies	(2)	2,571
Other gains and (losses), net	622	1,120

Income (loss) before benefit for income taxes	685	(6,959)

Benefit for income taxes	(1,511)	(5,824)

Income (loss) from continuing operations	2,196	(1,135)

(Loss) gain from discontinued operations, net of income taxes	(4,349)	7,446

Net (loss) income	$(2,153)	$6,311

Basic (loss) income per share:
Income (loss) from continuing operations	$0.05	$(0.03)
(Loss) gain from discontinued operations, net of income taxes	(0.10)	0.19

Net (loss) income	$(0.05)	$0.16

Fully diluted (loss) income per share:
Income (loss) from continuing operations	$0.05	$(0.03)
(Loss) gain from discontinued operations, net of income taxes	(0.10)	0.19

Net (loss) income	$(0.05)	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	2007	2006
Revenues	$538,659	$523,152

Operating expenses:
Operating costs	322,905	318,427
Selling, general and administrative	115,310	111,494
Preopening costs	10,101	4,997
Depreciation	54,960	53,130
Amortization	2,827	2,778

Operating income	32,556	32,326

Interest expense, net of amounts capitalized	(35,513)	(54,285)
Interest income	2,767	1,431
Unrealized gain on Viacom stock and CBS stock	6,358	820
Unrealized gain on derivatives	3,121	13,730
Income from unconsolidated companies	1,011	8,374
Other gains and (losses), net	146,697	2,580

Income before provision for income taxes	156,997	4,976

Provision for income taxes	60,528	7,192

Income (loss) from continuing operations	96,469	(2,216)

Gain from discontinued operations, net of income taxes	11,684	16,525

Net income	$108,153	$14,309

Basic income per share:
Income (loss) from continuing operations	$2.36	$(0.05)
Gain from discontinued operations, net of income taxes	0.28	0.40

Net income	$2.64	$0.35

Fully diluted income per share:
Income (loss) from continuing operations	$2.28	$(0.05)
Gain from discontinued operations, net of income taxes	0.28	0.40

Net income	$2.56	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$38,635	$35,356
Cash and cash equivalents — restricted	1,150	1,266
Short term investments	—	394,913
Trade receivables, less allowance of $474 and $881, respectively	45,851	33,734
Estimated fair value of derivative assets	—	207,428
Deferred financing costs	—	10,461
Deferred income taxes	6,104	—
Other current assets	29,224	20,552
Current assets of discontinued operations	3,536	33,952

Total current assets	124,500	737,662

Property and equipment, net of accumulated depreciation	2,042,931	1,609,685
Intangible assets, net of accumulated amortization	189	228
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	4,476	84,488
Long-term deferred financing costs	15,471	15,579
Other long-term assets	13,826	12,587
Long-term assets of discontinued operations	—	163,886

Total assets	$2,209,788	$2,632,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,014	$1,991
Secured forward exchange contract	—	613,054
Accounts payable and accrued liabilities	209,616	165,108
Income taxes payable	23,903	315
Deferred income taxes	—	56,628
Current liabilities of discontinued operations	3,775	57,906

Total current liabilities	239,308	895,002

Long-term debt and capital lease obligations, net of current portion	878,769	753,562
Deferred income taxes	58,229	96,537
Estimated fair value of derivative liabilities	1,396	2,610
Other long-term liabilities	100,880	84,325
Long-term liabilities of discontinued operations	2,424	2,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 41,221 and 40,804 shares issued and outstanding, respectively	412	408
Additional paid-in capital	718,050	694,941
Retained earnings	227,001	118,885
Accumulated other comprehensive loss	(16,681)	(16,208)

Total stockholders’ equity	928,782	798,026

Total liabilities and stockholders’ equity	$2,209,788	$2,632,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Cash Flows from Operating Activities:
Net income	$108,153	$14,309
Amounts to reconcile net income to net cash flows (used in) provided by operating activities:
Gain from discontinued operations, net of taxes	(11,684)	(16,525)
Income from unconsolidated companies	(1,011)	(8,374)
Unrealized gain on Viacom stock and CBS stock and related derivatives, net	(9,479)	(14,550)
(Benefit) provision for deferred income taxes	(47,587)	7,192
Depreciation and amortization	57,787	55,908
Amortization of deferred financing costs	13,260	22,412
Write-off of deferred financing costs	1,192	—
Stock-based compensation expense	7,635	5,729
Excess tax benefit from stock-based compensation	(1,974)	(2,474)
Gain on sale of investment in Bass Pro	(140,313)	—
(Gain) loss on sales of assets	(4,281)	412
Dividends received from investments in unconsolidated companies	—	3,155
Changes in (net of acquisitions and divestitures):
Trade receivables	(12,117)	(13,831)
Accounts payable and accrued liabilities	10,336	24,819
Income taxes payable	23,655	(125)
Other assets and liabilities	(8,505)	(133)

Net cash flows (used in) provided by operating activities — continuing operations	(14,933)	77,924
Net cash flows provided by operating activities — discontinued operations	17,250	5,856

Net cash flows provided by operating activities	2,317	83,780

Cash Flows from Investing Activities:
Purchases of property and equipment	(454,501)	(164,661)
Investment in unconsolidated companies	(191)	(4,772)
Proceeds from sale of investment in Bass Pro	221,527	—
Proceeds from sales of assets	5,071	64
Other investing activities	(1,311)	(2,991)

Net cash flows used in investing activities — continuing operations	(229,405)	(172,360)
Net cash flows provided by (used in) investing activities — discontinued operations	115,240	(12,710)

Net cash flows used in investing activities	(114,165)	(185,070)

Cash Flows from Financing Activities:
Borrowings under credit facility	125,000	70,000
Repayment of long-term debt	—	(1,000)
Deferred financing costs paid	(3,883)	—
Decrease (increase) in restricted cash and cash equivalents	116	(21)
Proceeds from exercise of stock option and purchase plans	12,047	11,087
Excess tax benefit from stock-based compensation	1,974	2,474
Other financing activities, net	(762)	(885)

Net cash flows provided by financing activities — continuing operations	134,492	81,655
Net cash flows (used in) provided by financing activities — discontinued operations	(19,365)	10,935

Net cash flows provided by financing activities	115,127	92,590

Net change in cash and cash equivalents	3,279	(8,700)
Cash and cash equivalents — unrestricted, beginning of period	35,356	45,776

Cash and cash equivalents — unrestricted, end of period	$38,635	$37,076

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
2. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Weighted average shares outstanding	41,086	40,655	40,951	40,521
Effect of dilutive stock options	1,300	—	1,332	—

Weighted average shares outstanding - assuming dilution	42,386	40,655	42,283	40,521

For the three months and nine months ended September 30, 2006, the effect of dilutive stock options was the equivalent of approximately 981,000 and 1,042,000 shares of common stock outstanding, respectively. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2006, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the three months and nine months of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net (loss) income	$(2,153)	$6,311	$108,153	$14,309
Minimum pension liability, net of deferred income taxes	—	—	(95)	—
Foreign currency translation, net of deferred income taxes	—	(112)	—	(92)
Unrealized (loss) gain on natural gas hedges, net of deferred income taxes	(1)	—	174	—

Comprehensive (loss) income	$(2,154)	$6,199	$108,232	$14,217

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
During the second quarter of 2007, the Company committed to a plan of disposal of the remainder of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the three months and nine months ended September 30, 2007, the Company recognized a pretax gain of $0 and $50.4 million, respectively, in discontinued operations in the accompanying condensed consolidated statements of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, the Company recorded pre-tax restructuring charges for employee severance benefits of $0 and $0.4 million for the three months and nine months ended September 30, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $108.1 million were used to reduce the Company’s outstanding indebtedness.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. As of June 30, 2007, the Company estimated that it would be required to pay $4.9 million to BEI — RZT Corporation pursuant to the final purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The Company accrued this liability during the second quarter of 2007 as part of the loss on the sale of ResortQuest Mainland. During the third quarter of 2007, the Company and BEI — RZT Corporation reached an agreement that the Company would be required to pay approximately $8.0 million to BEI - RZT Corporation pursuant to the final purchase price adjustment. The Company accrued the additional $3.1 million purchase price adjustment during the third quarter of 2007. The Company and BEI — RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI — RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments and cancellation of the note, the Company recognized a pretax loss of $2.1 million and $59.3 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2007, respectively, related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.1 million and $0.5 million for the three months and nine months ended September 30, 2007, of which $0 and $0.3 million, respectively, was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.0 million were used to reduce the Company’s outstanding indebtedness.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Revenues:
ResortQuest	$—	$68,148	$91,228	$187,801

Operating (loss) income:
ResortQuest	$(1,663)	$8,946	$(3,685)	$8,894
Other	—	—	—	6
Impairment and other charges	—	(832)	—	(832)
Restructuring charges	(138)	—	(210)	(44)

Total operating (loss) income	(1,801)	8,114	(3,895)	8,024

Interest expense	—	199	(8)	672
Interest income	—	389	309	875

Other gains and (losses):
ResortQuest	(2,034)	729	(8,803)	6,003
Other	—	—	—	6

(Loss) income before provision (benefit) for income taxes	(3,835)	9,431	(12,397)	15,580

Provision (benefit) for income taxes	514	1,985	(24,081)	(945)

(Loss) gain from discontinued operations	$(4,349)	$7,446	$11,684	$16,525

Included in other gains and (losses) in the three months ended September 30, 2007 is a pre-tax loss of $2.1 million related to the final purchase price adjustments made on the sale of ResortQuest Mainland. Included in other gains and (losses) in the nine months ended September 30, 2007 is a pre-tax gain of $50.4 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.3 million on the sale of ResortQuest Mainland. Included in other gains and (losses) in the nine months ended September 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets, as well as a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible. The remaining gains and (losses) in the three months and nine months ended September 30, 2007 and 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest markets, as well as miscellaneous income and expense.
The benefit for income taxes for the nine months ended September 30, 2007 primarily relates to a permanent tax benefit recognized on the sales of ResortQuest Hawaii and ResortQuest Mainland. The benefit for income taxes for the nine months ended September 30, 2006 primarily results from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the tax effect of interest charged to ResortQuest International, Inc. during the period and the writeoff of taxable goodwill associated with the ResortQuest markets sold in this period.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	September 30,	December 31,
(in thousands)	2007	2006
Current assets:
Cash and cash equivalents — unrestricted	$—	$5,224
Cash and cash equivalents — restricted	—	14,459
Trade receivables, net	—	5,715
Prepaid expenses	—	1,745
Other current assets	3,536	6,809

Total current assets	3,536	33,952

Property and equipment, net of accumulated depreciation	—	28,758
Intangible assets, net of accumulated amortization	—	22,460
Goodwill	—	80,416
Indefinite lived intangible assets	—	26,774
Other long-term assets	—	5,478

Total long-term assets	—	163,886

Total assets	$3,536	$197,838

Current liabilities:
Current portion of long-term debt	$—	$43
Accounts payable and accrued liabilities	3,775	57,863

Total current liabilities	3,775	57,906

Long-term debt	—	10
Other long-term liabilities	2,424	2,438

Total long-term liabilities	2,424	2,448

Total liabilities	$6,199	$60,354

6. OTHER OPERATING ITEMS:
In order to redevelop certain food and beverage operations at Gaylord Opryland Resort & Convention Center, the Company terminated the lease held by the third-party operator of the hotel’s food court during the first quarter of 2007. The Company paid the operator $2.9 million to terminate the lease, which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.
Also during the first quarter of 2007, the Company sold the previously utilized corporate aircraft for net proceeds of $5.0 million in cash, which resulted in the Company recording a gain of $4.4 million in other gains and losses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

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
$600.0 Million Credit Facility
On March 10, 2005, the Company entered into a $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent. This credit facility, which replaced a $100.0 million revolving credit facility, consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit, and (b) a $300.0 million senior secured delayed draw term loan facility, which could be drawn in one or more advances during its term. The credit facility also included an accordion feature that allowed the Company, on a one-time basis, to increase the credit facilities by a total of up to $300.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans had an interest rate of LIBOR plus 2% or the lending banks’ base rate plus 1%, subject to adjustments based on the Company’s financial performance. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.25% to 0.50% per year of the average unused portion of the credit facility.
As a result of the refinancing of the $600.0 million credit facility, which is discussed below, the Company wrote off $1.2 million in deferred financing costs during the first quarter of 2007, which is included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.
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
As of September 30, 2007, the Company was in compliance with all covenants. As of September 30, 2007, $300.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $12.8 million of letters of credit under the facility for the Company. The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.

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
Prior to its maturity in May 2007, the seven-year SFEC had a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company’s obligation under the SFEC was collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. The SFEC protected the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provided for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company was not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The Company recognized the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $0 and $6.8 million for the three months ended September 30, 2007 and 2006, respectively, and $10.5 million and $20.1 million for the nine months ended September 30, 2007 and 2006, respectively.
During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet.
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
Viacom Stock and CBS Stock
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. As further discussed in

Note 8, the SFEC matured in May 2007. For the three months and nine months ended September 30, 2007, the Company recorded net pretax gains in the Company’s condensed consolidated statements of operations of $0 and $3.1 million, respectively, related to the increase in the fair value of the derivatives associated with the SFEC. For the three months and nine months ended September 30, 2006, the Company recorded net pretax (losses) gains in the Company’s condensed consolidated statements of operations of ($5.6) million and $13.7 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of September 30, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($1.4 million). The Company has recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly. As of December 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.3 million). The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
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
At September 30, 2007, the Company had one variable to fixed natural gas price swap contract that matured in October 2007 with an aggregate notional amount of approximately 72,000 dekatherms. The fair value of this contract was ($19,000) as of September 30, 2007. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive loss, net of applicable income taxes, accordingly. At December 31, 2006, the Company had ten variable to fixed natural gas price swap contracts that matured from January 2007 to May 2007 with an aggregate notional amount of approximately 197,000 dekatherms. The fair value of these contracts was ($0.3 million). The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive loss, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying condensed consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive loss and into earnings in the next twelve months is a loss of approximately $19,000.

10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2007 and 2006 was comprised of:

	Three Months Ended		Nine Months Ended
	September 30.		September 30.
(in thousands)	2007	2006	2007	2006
Debt interest paid	$2,019	$1,794	$37,392	$26,102
Deferred financing costs paid	—	—	3,883	—
Capitalized interest	(2,019)	(1,794)	(27,063)	(6,233)

Cash interest paid, net of capitalized interest	$—	$—	$14,212	$19,869

Total capitalized interest for the three months ended September 30, 2007 and 2006 was $12.8 million and $2.8 million, respectively. Income taxes paid were $84.1 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.
The Company’s net cash flows provided by investing activities — discontinued operations for the nine months ended September 30, 2007 primarily consist of cash proceeds received from the sale of discontinued operations.
11. GOODWILL AND INTANGIBLES:
The carrying amount of goodwill in continuing operations was $6.9 million at September 30, 2007 and December 31, 2006. The carrying amount of indefinite-lived intangible assets not subject to amortization in continuing operations was $1.5 million at September 30, 2007 and December 31, 2006. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at September 30, 2007 and December 31, 2006. The related accumulated amortization of amortized intangible assets in continuing operations was $0.9 million and $0.8 million at September 30, 2007 and December 31, 2006, respectively. The amortization expense related to intangible assets from continuing operations during the three months ended September 30, 2007 and 2006 was $13,000. The amortization expense related to intangible assets from continuing operations during the nine months ended September 30, 2007 and 2006 was $39,000. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$60
Year 2	60
Year 3	45
Year 4	22
Year 5	2

Total	$189

12. STOCK PLANS:
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that awards under the Plan better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At September 30, 2007 and December 31, 2006, there were 3,671,349 and 3,750,556 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under the Plan.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to non-employee directors generally vest one year from the date of grant, with certain restrictions on transfer. Restricted Stock Awards granted to employees generally vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At September 30, 2007 and December 31, 2006, Restricted Stock Awards of 105,130 and 84,900 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. At September 30, 2007 and December 31, 2006, PARSUP awards of 521,000 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.6 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively, and $7.6 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 2,002 and 2,750 shares of common stock at an average price per share of $50.56 and $41.66 pursuant to this plan during the three months ended September 30, 2007 and 2006, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$60	$48	$180	$142
Interest cost	1,220	1,215	3,660	3,645
Expected return on plan assets	(1,094)	(1,058)	(3,282)	(3,174)
Amortization of net actuarial loss	564	747	1,692	2,243
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$751	$953	$2,253	$2,859

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and nine months ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$27	$48	$81	$143
Interest cost	284	258	852	774
Amortization of net actuarial loss	10	—	30	—
Amortization of net prior service cost	(24)	(245)	(72)	(735)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$236	$—	$708	$(1)

14. INCOME TAXES:
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of adopting FIN 48, the Company recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $7.2 million of unrecognized tax benefits, of which none would affect the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had $13.6 million of unrecognized tax benefits, of which $6.4 million would affect the Company’s effective tax rate if recognized. The $7.0 million increase in unrecognized tax benefits during the three months ended September 30, 2007 was due to the addition of uncertain tax positions related to third quarter activity. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2007 and

2006. As of September 30, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.
The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As further discussed in Note 8, the SFEC matured in May 2007, which resulted in the Company recognizing a taxable gain of $390.6 million on the Viacom Stock and CBS Stock it received as a result of the sale of television station KTVT to CBS in 1999. The Company was required to pay a portion of the federal and state income taxes related to this gain during the third quarter of 2007 and will be required to pay the remainder of the federal and state income taxes related to this gain during the fourth quarter of 2007. The total tax liability is estimated to be $141.1 million (before federal and state net operating loss carryforwards and federal credit carryforwards), a portion of which was paid in the third quarter of 2007.
As further discussed in Note 4, the Company completed the sale of all of its ownership interest in Bass Pro to Bass Pro for a purchase price of $222.0 million in cash on May 31, 2007, which resulted in the Company recognizing a taxable gain of $155.6 million. The Company was required to pay a portion of the federal and state income taxes related to this gain during the third quarter of 2007 and will be required to pay the remainder of the federal and state income taxes related to this gain during the fourth quarter of 2007. The total tax liability is estimated to be $59.6 million (before federal and state net operating loss carryforwards and federal credit carryforwards), a portion of which was paid in the third quarter of 2007.
As further discussed in Note 5, the Company completed the sale of its ownership interest in the entities that comprised ResortQuest Hawaii for a purchase price of $109.1 million in cash on May 31, 2007 (prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing), which resulted in the Company recognizing a taxable gain of $102.7 million. The Company was required to pay a portion of the federal and state income taxes related to this gain during the third quarter of 2007 and will be required to pay the remainder of the federal and state income taxes related to this gain during the fourth quarter of 2007. The total tax liability is estimated to be $37.0 million (before federal and state net operating loss carryforwards and federal credit carryforwards), a portion of which was paid in the third quarter of 2007.
As further discussed in Note 5, the Company completed the sale of its ownership interest in the entities that comprised ResortQuest Mainland for a purchase price of $35.0 million in cash and note receivable on June 1, 2007 (prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing), which resulted in the Company recognizing a taxable loss of $174.8 million.
Due to the net impact of these transactions and the taxable income generated by its normal operations during 2007, the Company expects to incur a tax liability of approximately $107.4 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. The Company paid $84.1 million of this liability on September 15, 2007 and will pay the balance on December 15, 2007.
The Company’s effective tax rate as applied to pre-tax income was (221%) and 84% for the three months ended September 30, 2007 and 2006, respectively, and was 39% and 145% for the nine month ended September 30, 2007 and 2006, respectively. The Company’s lower effective tax rate during the three months and nine months ended September 30, 2007, as compared to the same periods in 2006, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
15. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United

States of America and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its financial position or results of operations.
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
16. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company will pay an additional $8 million for land improvements related to the expanded facility. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of September 30, 2007, the Company had committed to pay $842.2 million under those agreements for construction services and supplies and other construction-related costs ($174.7 million of which was outstanding as of such date). Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project. As of September 30, 2007, the Company has spent approximately $630.3 million (excluding capitalized interest and preopening costs) on this project.
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
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of September 30, 2007. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of September 30,

2007. As of September 30, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of September 30, 2007. As of September 30, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
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

In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
(in thousands)	2007	2006	2007	2006
Revenues:
Hospitality	$146,523	$142,250	$481,392	$464,903
Opry and Attractions	20,344	21,461	57,108	58,045
Corporate and Other	53	47	159	204

Total	$166,920	$163,758	$538,659	$523,152

Depreciation and amortization:
Hospitality	$16,318	$16,115	$49,005	$48,281
Opry and Attractions	1,200	1,404	4,180	4,255
Corporate and Other	1,506	1,273	4,602	3,372

Total	$19,024	$18,792	$57,787	$55,908

Operating income (loss):
Hospitality	$15,986	$12,088	$76,871	$72,711
Opry and Attractions	3,000	2,965	5,138	3,150
Corporate and Other	(12,490)	(13,627)	(39,352)	(38,538)
Preopening costs	(3,926)	(2,432)	(10,101)	(4,997)

Total operating income (loss)	2,570	(1,006)	32,556	32,326
Interest expense, net of amounts capitalized	(3,125)	(17,960)	(35,513)	(54,285)
Interest income	620	464	2,767	1,431
Unrealized gain on Viacom stock and CBS stock	—	13,453	6,358	820
Unrealized (loss) gain on derivatives	—	(5,601)	3,121	13,730
(Loss) income from unconsolidated companies	(2)	2,571	1,011	8,374
Other gains and (losses), net	622	1,120	146,697	2,580

Income (loss) before provision (benefit) for income taxes	$685	$(6,959)	$156,997	$4,976

	September 30,	December 31,
	2007	2006
Identifiable assets:
Hospitality	$1,989,788	$1,546,426
Opry and Attractions	81,409	79,814
Corporate and Other	135,055	808,432
Discontinued operations	3,536	197,838

Total identifiable assets	$2,209,788	$2,632,510

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
Prior to January 1, 2007, Grand Ole Opry, Ryman Auditorium, and WSM-AM were divisions of Gaylord Entertainment Company, Inc. (the “Issuer”), and were included in the balance sheet, results of operations and cash flows of the Issuer as of December 31, 2006 and for the three months and nine months ended September 30, 2006 in the consolidating financial information presented below. Effective January 1, 2007, the Company realigned certain of its operations, and Grand Ole Opry, Ryman Auditorium, and WSM-AM are now owned by a guarantor subsidiary. Therefore, the Company has classified the balance sheet, results of operations and cash flows of these operations as of September 30, 2007 and for the three months and nine months ended September 30, 2007 with the Guarantors in the consolidating financial information presented below.
Prior to May 31, 2007, ResortQuest and its subsidiaries were guarantor subsidiaries and were included in the balance sheet, results of operations and cash flows of the Guarantors as of December 31, 2006 and for the three months and nine months ended September 30, 2006 in the consolidating financial information presented below. As further discussed in Note 5, on May 31, 2007 and June 1, 2007, the Company sold ResortQuest and its subsidiaries and they were released from their guaranties of the 8% Senior Notes and 6.75% Senior Notes. Therefore, the Company has classified the balance sheet, results of operations and cash flows of ResortQuest and its subsidiaries as of September 30, 2007 and for the three months and nine months ended September 30, 2007 with the Non-Guarantors in the consolidating financial information presented below.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$8	$166,912	$—	$—	$166,920
Operating expenses:
Operating costs	—	105,581	—	—	105,581
Selling, general and administrative	2,792	33,027	—	—	35,819
Preopening costs	—	3,926	—	—	3,926
Depreciation	915	17,160	—	—	18,075
Amortization	449	500	—	—	949

Operating (loss) income	(4,148)	6,718	—	—	2,570
Interest expense, net of amounts capitalized	(15,872)	(29,536)	1,551	40,732	(3,125)
Interest income	3,112	33,669	4,571	(40,732)	620
Unrealized gain on Viacom stock and CBS stock	—	—	—	—	—
Unrealized loss on derivatives	—	—	—	—	—
Loss from unconsolidated companies	—	(2)	—	—	(2)
Other gains and (losses), net	(20)	(21)	663	—	622

(Loss) income before (benefit) provision for income taxes	(16,928)	10,828	6,785	—	685
(Benefit) provision for income taxes	(5,399)	2,409	1,479	—	(1,511)
Equity in subsidiaries’ (earnings) losses, net	(9,376)	—	—	9,376	—

(Loss) income from continuing operations	(2,153)	8,419	5,306	(9,376)	2,196
Loss from discontinued operations, net of taxes	—	—	(4,349)	—	(4,349)

Net (loss) income	$(2,153)	$8,419	$957	$(9,376)	$(2,153)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$18,121	$154,562	$—	$(8,925)	$163,758
Operating expenses:
Operating costs	6,322	99,230	—	—	105,552
Selling, general and administrative	12,348	25,640	—	—	37,988
Management fees	—	8,925	—	(8,925)	—
Preopening costs	—	2,432	—	—	2,432
Depreciation	1,512	16,313	—	—	17,825
Amortization	456	511	—	—	967

Operating (loss) income	(2,517)	1,511	—	—	(1,006)
Interest expense, net of amounts capitalized	(21,209)	(16,950)	(1,558)	21,757	(17,960)
Interest income	18,567	1,515	2,139	(21,757)	464
Unrealized gain on Viacom stock and CBS stock	13,453	—	—	—	13,453
Unrealized loss on derivatives	(5,601)	—	—	—	(5,601)
(Loss) income from unconsolidated companies	—	(1,068)	3,639	—	2,571
Other gains and (losses), net	1,151	(31)	—	—	1,120

Income (loss) before provision (benefit) for income taxes	3,844	(15,023)	4,220	—	(6,959)
Provision (benefit) for income taxes	3,255	(9,259)	180	—	(5,824)
Equity in subsidiaries’ (earnings) losses, net	(5,722)	—	—	5,722	—

Income (loss) from continuing operations	6,311	(5,764)	4,040	(5,722)	(1,135)
Gain (loss) from discontinued operations, net of taxes	—	7,450	(4)	—	7,446

Net income	$6,311	$1,686	$4,036	$(5,722)	$6,311

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$19	$538,715	$—	$(75)	$538,659
Operating expenses:
Operating costs	—	322,937	—	(32)	322,905
Selling, general and administrative	12,959	102,394	—	(43)	115,310
Preopening costs	—	10,101	—	—	10,101
Depreciation	2,915	52,045	—	—	54,960
Amortization	1,437	1,390	—	—	2,827

Operating (loss) income	(17,292)	49,848	—	—	32,556
Interest expense, net of amounts capitalized	(62,497)	(89,258)	(12,415)	128,657	(35,513)
Interest income	20,878	97,319	13,227	(128,657)	2,767
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
(Loss) income from unconsolidated companies	—	(683)	1,694	—	1,011
Other gains and (losses), net	5,610	111	140,976	—	146,697

(Loss) income before (benefit) provision for income taxes	(43,822)	57,337	143,482	—	156,997
(Benefit) provision for income taxes	(13,617)	16,679	57,466	—	60,528
Equity in subsidiaries’ (earnings) losses, net	(138,358)	—	—	138,358	—

Income from continuing operations	108,153	40,658	86,016	(138,358)	96,469
Gain from discontinued operations, net	—	—	11,684	—	11,684

Net income	$108,153	$40,658	$97,700	$(138,358)	$108,153

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$51,551	$498,507	$—	$(26,906)	$523,152
Operating expenses:
Operating costs	18,569	299,890	—	(32)	318,427
Selling, general and administrative	35,475	76,118	—	(99)	111,494
Management fees	—	26,775	—	(26,775)	—
Preopening costs	—	4,997	—	—	4,997
Depreciation	4,284	48,846	—	—	53,130
Amortization	1,208	1,570	—	—	2,778

Operating (loss) income	(7,985)	40,311	—	—	32,326
Interest expense, net of amounts capitalized	(61,899)	(47,241)	(4,324)	59,179	(54,285)
Interest income	50,815	3,902	5,893	(59,179)	1,431
Unrealized gain on Viacom stock and CBS stock	820	—	—	—	820
Unrealized gain on derivatives	13,730	—	—	—	13,730
(Loss) income from unconsolidated companies	—	(1,070)	9,444	—	8,374
Other gains and (losses), net	2,752	(172)	—	—	2,580

(Loss) income before (benefit) provision for income taxes	(1,767)	(4,270)	11,013	—	4,976
(Benefit) provision for income taxes	(329)	2,690	4,831	—	7,192
Equity in subsidiaries’ (earnings) losses, net	(15,747)	—	—	15,747	—

Income (loss) from continuing operations	14,309	(6,960)	6,182	(15,747)	(2,216)
Gain (loss) from discontinued operations, net	—	16,533	(8)	—	16,525

Net income	$14,309	$9,573	$6,174	$(15,747)	$14,309

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$33,385	$5,250	$—	$—	$38,635
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Short term investments	—	—	—	—	—
Trade receivables, net	5	45,846	—	—	45,851
Estimated fair value of derivative assets	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Deferred income taxes	8,924	(2,826)	6	—	6,104
Other current assets	1,870	27,480	—	(126)	29,224
Intercompany receivables, net	—	—	238,392	(238,392)	—
Current assets of discontinued operations	—	—	3,536	—	3,536

Total current assets	45,334	75,750	241,934	(238,518)	124,500
Property and equipment, net of accumulated depreciation	70,407	1,972,524	—	—	2,042,931
Intangible assets, net of accumulated amortization	—	189	—	—	189
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,861,636	335,106	—	(2,192,266)	4,476
Long-term deferred financing costs	15,471	—	—	—	15,471
Other long-term assets	6,561	7,265	—	—	13,826
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$1,999,409	$2,399,229	$241,934	$(2,430,784)	$2,209,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,363	$651	$—	$—	$2,014
Secured forward exchange contract	—	—	—	—	—
Accounts payable and accrued liabilities	33,595	176,502	(190)	(291)	209,616
Income taxes payable	23,903	—	—	—	23,903
Deferred income taxes	—	—	—	—	—
Intercompany payables, net	79,092	95,821	63,479	(238,392)	—
Current liabilities of discontinued operations	—	—	3,775		3,775

Total current liabilities	137,953	272,974	67,064	(238,683)	239,308
Long-term debt and capital lease obligations, net of current portion	876,875	1,894	—	—	878,769
Deferred income taxes	(25,031)	75,354	7,906	—	58,229
Estimated fair value of derivative liabilities	1,396	—	—	—	1,396
Other long-term liabilities	63,176	37,875	(336)	165	100,880
Long-term liabilities of discontinued operations	—	—	2,424	—	2,424
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	412	2,387	2	(2,389)	412
Additional paid-in capital	718,050	2,258,043	6,322	(2,264,365)	718,050
Retained earnings	243,259	(249,298)	158,552	74,488	227,001
Other stockholders’ equity	(16,681)	—	—	—	(16,681)

Total stockholders’ equity	945,040	2,011,132	164,876	(2,192,266)	928,782

Total liabilities and stockholders’ equity	$1,999,409	$2,399,229	$241,934	$(2,430,784)	$2,209,788

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(128,361)	$448,080	$(334,652)	$—	$(14,933)
Net cash provided by discontinued operating activities	—	—	17,250	—	17,250

Net cash (used in) provided by operating activities	(128,361)	448,080	(317,402)	—	2,317

Purchases of property and equipment	(6,271)	(448,230)	—	—	(454,501)
Investment in unconsolidated companies	—	(191)	—	—	(191)
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,021	50	—	—	5,071
Other investing activities	(591)	(720)	—	—	(1,311)

Net cash (used in) provided by investing activities — continuing operations	(1,841)	(449,091)	221,527	—	(229,405)
Net cash provided by investing activities — discontinued operations	—	—	115,240	—	115,240

Net cash (used in) provided by investing activities	(1,841)	(449,091)	336,767	—	(114,165)

Borrowings under credit facility	125,000	—	—	—	125,000
Deferred financing costs paid	(3,883)	—	—	—	(3,883)
Decrease in restricted cash and cash equivalents	73	43	—	—	116
Proceeds from exercise of stock option and purchase plans	12,047	—	—	—	12,047
Excess tax benefit from stock-based compensation	1,974	—	—	—	1,974
Other financing activities, net	(273)	(489)	—	—	(762)

Net cash provided by (used in) financing activities — continuing operations	134,938	(446)	—	—	134,492
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash provided by (used in) financing activities	134,938	(446)	(19,365)	—	115,127

Net change in cash and cash equivalents	4,736	(1,457)	—	—	3,279
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$33,385	$5,250	$—	$—	$38,635

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(81,086)	$159,010	$—	$—	$77,924
Net cash provided by discontinued operating activities	—	5,856	—	—	5,856

Net cash (used in) provided by operating activities	(81,086)	164,866	—	—	83,780

Purchases of property and equipment	(7,308)	(157,353)	—	—	(164,661)
Investment in unconsolidated companies	—	(4,772)	—	—	(4,772)
Proceeds from sale of assets	—	64	—	—	64
Other investing activities	(2,353)	(638)	—	—	(2,991)

Net cash used in investing activities — continuing operations	(9,661)	(162,699)	—	—	(172,360)
Net cash used in investing activities — discontinued operations	—	(12,710)	—	—	(12,710)

Net cash used in investing activities	(9,661)	(175,409)	—	—	(185,070)

Borrowings under credit facility	70,000	—	—	—	70,000
Repayment of long-term debt	(1,000)	—	—	—	(1,000)
Increase in restricted cash and cash equivalents	(21)	—	—	—	(21)
Proceeds from exercise of stock option and purchase plans	11,087	—	—	—	11,087
Excess tax benefit from stock-based compensation	2,474	—	—	—	2,474
Other financing activities, net	(329)	(556)	—	—	(885)

Net cash provided by (used in) financing activities — continuing operations	82,211	(556)	—	—	81,655
Net cash provided by financing activities — discontinued operations	—	10,935	—	—	10,935

Net cash provided by financing activities	82,211	10,379	—	—	92,590

Net change in cash and cash equivalents	(8,536)	(164)	—	—	(8,700)
Cash and cash equivalents at beginning of year	41,757	4,019	—	—	45,776

Cash and cash equivalents at end of year	$33,221	$3,855	$—	$—	$37,076

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three and nine months ended September 30, 2007 and 2006, our total revenues were divided among these business segments as follows:

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
Segment	2007	2006	2007	2006
Hospitality	87.8%	86.9%	89.4%	88.9%
Opry and Attractions	12.2%	13.1%	10.6%	11.1%
Corporate and Other	0%	0%	0%	0%
We generate a substantial portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers.
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
Recent Developments
Bass Pro. On May 31, 2007, we and our wholly owned subsidiary, Gaylord Hotels, Inc., completed the sale of all of our interest in Bass Pro (consisting of 43,333 common units) for a purchase price of $222.0 million pursuant to the terms of a Common Unit Repurchase Agreement, dated April 3, 2007. The purchase price was paid in cash in full at closing. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group but resigned upon consummation of the sale. See “Non-Operating Results Affecting Net Income — Income (Loss) from Unconsolidated Companies” below for a discussion of the results of our investment in Bass Pro prior to the date of disposal. See “Non-Operating Results Affecting Net Income — Other Gains and (Losses)” below for a discussion of the recognized gain on the sale of our interest in Bass Pro.
ResortQuest. Following the closing of the sale of our interest in Bass Pro, on May 31, 2007, our wholly-owned subsidiary, ResortQuest International, Inc. (“RQI”), completed the disposition of our ResortQuest Hawaii business through the sale of all of the equity interests of RQI Holdings, LLC (f/k/a RQI Holdings, Ltd.) and ResortQuest Real Estate of Hawaii, LLC (f/k/a ResortQuest Real Estate of Hawaii, Inc.) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International (“Vacation Holdings”), pursuant to the terms of a Stock Purchase Agreement dated as of April 18, 2007 (the “ResortQuest Hawaii Purchase Agreement”), by and among us, RQI, Vacation Holdings and Interval Acquisition Corp. The purchase price paid by Vacation Holdings was $109.1 million, prior to giving effect to a purchase price adjustment based on the working capital of the acquired entities as of the closing. The purchase price was paid in cash in full at closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, as our ownership interests in these hotel ownership joint venture entities were excluded from this transaction.
Thereafter, on June 1, 2007, we and Gaylord Hotels entered into a Stock Purchase Agreement dated as of June 1, 2007 (the “ResortQuest Mainland Purchase Agreement”) with BEI-RZT Corporation, a subsidiary of Leucadia National Corporation (“BEI-RZT”). Pursuant to the terms of the ResortQuest Mainland Purchase Agreement, Gaylord Hotels completed the disposition of our ResortQuest Mainland business through the sale of all of the capital stock of RQI to BEI-RZT on June 1, 2007. The purchase price paid by BEI-RZT was $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of RQI as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. This promissory note was cancelled and deemed to be satisfied and paid in full in full satisfaction of the final purchase price adjustment payable by Gaylord to BEI-RZT, as described above.
As a result of the transactions described above, the results of operations of our ResortQuest business, net of taxes, are included in discontinued operations for all periods presented. See “Non-Operating Results Affecting Net Income (Loss) — Gain from Discontinued Operations, Net of Income Taxes” below for a discussion of the results of operations of our ResortQuest business.
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
Overall Outlook
We have invested heavily in our operations in the three and nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, primarily in connection with the continued construction and ultimate opening of the Gaylord Texan in 2004 and the construction of the Gaylord National hotel project, described below, beginning in 2005 and continuing in 2006 and 2007. Our investments in the balance of 2007 are expected to consist primarily of ongoing capital improvements for our existing properties and the continued construction of the Gaylord National.
On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million, on which land we are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of various phases of the project. The project was originally planned to include a 1,500 room hotel; however, we have expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, we will pay an additional $8 million for land improvements related to the expanded facility. We currently expect to open the hotel in 2008.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. As of September 30, 2007, we had committed to pay $842.2 million under this agreement and the other agreements for construction services and supplies and other construction related costs ($174.7 million of which was outstanding as of such date). Construction costs to date have exceeded our initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. We currently estimate that the total cost of the project will be approximately $870 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $63 million in capitalized interest, approximately $41 million in pre-opening costs and the governmental economic incentives. As of September 30, 2007, we have spent approximately $630.3 million (excluding capitalized interest and pre-opening costs) on the project. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, to fund the development and construction.
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and nine month periods ended September 30, 2007 and 2006. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Three Months ended September 30,				Nine Months ended September 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$146,523	87.8%	$142,250	86.9%	$481,392	89.4%	$464,903	88.9%
Opry and Attractions	20,344	12.2%	21,461	13.1%	57,108	10.6%	58,045	11.1%
Corporate and Other	53	0.0%	47	0.0%	159	0.0%	204	0.0%

Total revenues	166,920	100.0%	163,758	100.0%	538,659	100.0%	523,152	100.0%

OPERATING EXPENSES:
Operating costs	105,581	63.3%	105,552	64.5%	322,905	59.9%	318,427	60.9%
Selling, general and administrative	35,819	21.5%	37,988	23.2%	115,310	21.4%	111,494	21.3%
Preopening costs	3,926	2.4%	2,432	1.5%	10,101	1.9%	4,997	1.0%
Depreciation and amortization:
Hospitality	16,318	9.8%	16,115	9.8%	49,005	9.1%	48,281	9.2%
Opry and Attractions	1,200	0.7%	1,404	0.9%	4,180	0.8%	4,255	0.8%
Corporate and Other	1,506	0.9%	1,273	0.8%	4,602	0.9%	3,372	0.6%

Total depreciation and amortization	19,024	11.4%	18,792	11.5%	57,787	10.7%	55,908	10.7%

Total operating expenses	164,350	98.5%	164,764	100.6%	506,103	94.0%	490,826	93.8%

OPERATING INCOME (LOSS):
Hospitality	15,986	10.9%	12,088	8.5%	76,871	16.0%	72,711	15.6%
Opry and Attractions	3,000	14.7%	2,965	13.8%	5,138	9.0%	3,150	5.4%
Corporate and Other	(12,490)	(A)	(13,627)	(A)	(39,352)	(A)	(38,538)	(A)
Preopening costs	(3,926)	(B)	(2,432)	(B)	(10,101)	(B)	(4,997)	(B)

Total operating income	2,570	1.5%	(1,006)	-0.6%	32,556	6.0%	32,326	6.2%
Interest expense, net of amounts capitalized	(3,125)	(C)	(17,960)	(C)	(35,513)	(C)	(54,285)	(C)
Interest income	620	(C)	464	(C)	2,767	(C)	1,431	(C)
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	—	(C)	7,852	(C)	9,479	(C)	14,550	(C)
Income (loss) from unconsolidated companies	(2)	(C)	2,571	(C)	1,011	(C)	8,374	(C)
Other gains and (losses), net	622	(C)	1,120	(C)	146,697	(C)	2,580	(C)
(Provision) benefit for income taxes	1,511	(C)	5,824	(C)	(60,528)	(C)	(7,192)	(C)
Gain (loss) on discontinued operations, net	(4,349)	(C)	7,446	(C)	11,684	(C)	16,525	(C)

Net (loss) income	$(2,153)	(C)	$6,311	(C)	$108,153	(C)	$14,309	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Total revenues	$166,920	$163,758	1.9%	$538,659	$523,152	3.0%
Total operating expenses	$164,350	$164,764	-0.3%	$506,103	$490,826	3.1%
Operating income (loss)	$2,570	$(1,006)	355.5%	$32,556	$32,326	0.7%
Net (loss) income	$(2,153)	$6,311	-134.1%	$108,153	$14,309	655.8%

Net (loss) income per share — fully diluted	$(0.05)	$0.16	-131.3%	$2.56	$0.35	631.4%
Total Revenues
The increase in our total revenues for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, is primarily attributable to the increase in our Hospitality segment revenues (an increase of $4.2 million for the three months, and an increase of $16.5 million for the nine months, ended September 30, 2007, as compared to the same periods in 2006), described more fully below.
Total Operating Expenses
Our total operating expenses for the three months ended September 30, 2007 decreased slightly as compared to the three months ended September 30, 2006, as a slight increase in total Hospitality operating expenses (an increase of $0.4 million), described more fully below, was offset by decreases in Opry and Attractions and Corporate and Other operating expenses, also as described more fully below.
The increase in our total operating expenses for the nine months ended September 30, 2007, as compared to the same period in 2006, is primarily due to an increase in Hospitality segment operating expenses (excluding preopening costs, an increase in total Hospitality operating expenses of $12.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006), described more fully below.
Operating Income (Loss)
The operating income of $2.6 million we experienced in the three months ended September 30, 2007, as compared to the $1.0 million operating loss experienced in the same period in 2006, was due to the increased Hospitality segment operating income (segment operating income of $16.0 million for the three months ended September 30, 2007, as compared to operating income of $12.1 million in the same period in 2006), described more fully below. However, an increase in our preopening costs (preopening costs of $3.9 million for the three months ended September 30, 2007, as compared to preopening costs of $2.4 million in the same period in 2006), described more fully below, served to reduce our operating income in this period.
Our operating income for the nine months ended September 30, 2007, as compared to the same period in 2006, remained relatively stable, as an increase in the size of our Hospitality segment operating income (segment operating income of $76.9 million for the nine months ended September 30, 2007, as compared to operating income of $72.7 million in the same period in 2006), discussed below, was offset by an increase in our preopening costs (preopening costs of $10.1 million for the three months ended September 30, 2007, as compared to preopening costs of $5.0 million in the same period in 2006), discussed below.
Net Income
We experienced a net loss of $2.2 million for the three months ended September 30, 2007 (as compared to net income of $6.3 million for the same period in 2006) due to the increase in our operating income described above, offset by the following:
•	A loss on discontinued operations, net, of $4.3 million for the three months ended September 30, 2007, as compared to a gain on discontinued operations, net, of $7.4 million in the same period in 2006 relating primarily to our ResortQuest operations, described more fully below, which served to increase our net loss.

•	The elimination of results from our investment in Viacom stock and CBS stock and related derivatives for the third quarter of 2007 as a result of the maturation of our secured forward exchange contract. We experienced an unrealized gain on Viacom stock and CBS stock and derivatives, net, of $7.9 million for the three months ended September 30, 2006, described more fully below. This served to increase our net loss in 2007 as compared to 2006.

•	A decrease in our benefit for income taxes (a benefit for income taxes of $1.5 million for the third quarter of 2007, as compared to a benefit for income taxes of $5.8 million for the same period of 2006), described more fully below, which served to increase our net loss.

•	A loss from unconsolidated companies of $2,000 for the third quarter of 2007, as compared to income from unconsolidated companies of $2.6 million for the same period of 2006), described more fully below, which served to increase our net loss.

•	A decrease in our interest expense, net of amounts capitalized, of $14.8 million for the three months ended September 30, 2007 as compared to the same period in 2006, described more fully below, which served to reduce our net loss.
The increase in our net income for the nine months ended September 30, 2007 as compared to the same period in 2006 is due to our relatively stable operating income described above, as well as the following:
•	Other gains and losses of $146.7 million for the nine months ended September 30, 2007, as compared to other gains and losses of $2.6 million for the same period in 2006 due primarily to a $140.3 million pre-tax gain on the sale of our investment in Bass Pro, which served to increase our net income.

•	A decrease in our interest expense, net of amounts capitalized, of $18.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006, described more fully below, which served to increase our net income.

•	An increase in our provision for income taxes (a provision for income taxes of $60.5 million for the nine months ended September 30, 2007, as compared to a provision for income taxes of $7.2 million for the same period in 2006), described more fully below, which served to decrease our net income.

•	Income from unconsolidated companies of $1.0 million for the nine months ended September 30, 2007, as compared to income from unconsolidated companies of $8.4 million for the same period in 2006, described more fully below, which served to decrease our net income.

•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $9.5 million for the nine months ended September 30, 2007, as compared to an unrealized gain on Viacom stock and CBS stock and derivatives, net, of $14.6 million for the same period in 2006, described more fully below, which served to decrease our net income.

•	A gain on discontinued operations, net, of $11.7 million for the nine months ended September 30, 2007, as compared to a gain on discontinued operations, net, of $16.5 million in the same period in 2006 relating primarily to our ResortQuest operations, described more fully below, which served to decrease our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment revenues for the three and nine months ended September 30, 2007 primarily resulting from slightly lower system-wide occupancy rates and increased average daily rate for these periods. The increased average daily rate was a result of higher-paying group business during the applicable periods.

•	Increased levels of food and beverage, banquet and other ancillary revenues at our hotels for the three and nine months ended September 30, 2007, which increased Total RevPAR at our hotels and supplemented the impact of increased ADR and RevPAR of the Hospitality segment during these periods, as discussed more fully below.
Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Results for prior periods have not been restated. As a result of adopting FIN 48, we recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had $7.2 million of unrecognized tax benefits, of which none would affect our effective tax rate if recognized. As of September 30, 2007, we had $13.6 million of unrecognized tax benefits, of which $6.4 million would affect our effective tax rate if recognized. The $7.0 million increase in unrecognized tax benefits during the three months ended September 30, 2007 was due to the addition of uncertain tax positions related to third quarter activity. The adoption of FIN 48 had no impact on our net income or earnings per share.

Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue(1)	$146,523	$142,250	3.0%	$481,392	$464,903	3.5%
Hospitality operating expenses:
Operating costs	91,752	90,600	1.3%	282,481	274,598	2.9%
Selling, general and administrative	22,467	23,447	-4.2%	73,035	69,313	5.4%
Depreciation and amortization	16,318	16,115	1.3%	49,005	48,281	1.5%

Total Hospitality operating expenses	130,537	130,162	0.3%	404,521	392,192	3.1%

Hospitality operating income (2)	$15,986	$12,088	32.2%	$76,871	$72,711	5.7%

Hospitality performance metrics:
Occupancy(3)	75.9%	77.1%	-1.6%	77.8%	78.3%	-0.6%
ADR	$147.64	$143.88	2.6%	$159.33	$152.76	4.3%
RevPAR(3)(4)	$111.99	$110.99	0.9%	$123.91	$119.55	3.6%
Total RevPAR(3)(5)	$268.28	$257.62	4.1%	$295.42	$280.89	5.2%
Net Definite Room Nights Booked(6)	352,000	301,000	16.9%	1,223,000	1,007,000	21.4%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel at Opryland.

(2)	Hospitality operating income does not include the effect of preopening costs. The discussion of pre-opening costs is set forth below.

(3)	Excludes 15,131 and 8,941 room nights that were taken out of service during the three months ended September 30, 2007 and 2006, respectively, and 36,038 and 10,254 room nights that were taken out of service during the nine months ended September 30, 2007 and 2006, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.

(4)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(5)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(6)	Net Definite Room Nights Booked included 69,000 and 81,000 room nights for the three months ended September 30, 2007 and 2006, respectively, and included 206,000 and 180,000 room nights for the nine months ended September 30, 2007 and 2006, respectively, related to the Gaylord National.

Total Hospitality segment revenue and RevPAR in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, increased, as the impact of a slight decrease in system-wide occupancy was offset by an increased system-wide average daily rate during the period due to higher paying group business during the applicable periods at the hotels, as discussed more fully below. Hospitality segment Total RevPAR also increased system-wide, driven in part by revenues from the Glass Cactus entertainment complex at the Gaylord Texan, described more fully below.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense, each as described more fully below.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased slightly in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due to a combination of relatively stable costs at Gaylord Opryland and Gaylord Palms, described below, and increased costs at Gaylord Texan primarily due to costs associated with the Glass Cactus entertainment complex, described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to decreased costs at all properties, more fully described below. Total Hospitality segment selling, general and administrative expenses increased in the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to a one-time charge incurred by Gaylord Opryland in the first quarter of 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, described below, and additional expenses at the Gaylord Texan associated with the Glass Cactus entertainment complex, as described below.
Total Hospitality depreciation and amortization expense in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, remained stable.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2007 and 2006.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$64,110	$65,108	-1.5%	$198,836	$197,740	0.6%
Operating expense data:
Operating costs	$40,497	$40,684	-0.5%	$121,084	$120,013	0.9%
Selling, general and administrative	$8,750	$9,152	-4.4%	$29,946	$27,252	9.9%
Hospitality performance metrics:
Occupancy	79.0%	82.1%	-3.8%	79.3%	79.5%	-0.3%
ADR	$142.02	$139.48	1.8%	$147.55	$141.90	4.0%
RevPAR	$112.18	$114.53	-2.1%	$117.01	$112.84	3.7%
Total RevPAR	$256.52	$254.40	0.8%	$264.95	$254.79	4.0%
The decrease in Gaylord Opryland revenue and RevPAR in the three months ended September 30, 2007, as compared to the same period in 2006, is due to lower occupancy rates at the hotel partially offset by a slightly increased ADR at the hotel. The decrease in occupancy rates was primarily due to a reduction in transient guests over the two holiday weekends that occurred in the third quarter and lower levels of group business during the period. Despite the decrease in Gaylord Opryland revenue and RevPAR in the three months ended September 30, 2007, Gaylord Opryland revenue, RevPAR and Total RevPAR for the nine months ended September 30, 2007 as compared to 2006 increased due to higher average daily rates and improved ancillary revenues for the period, due to higher quality group business, as well as cancellation and attrition fees received in the first quarter of 2007.
The slight decrease in operating costs at Gaylord Opryland in the three months ended September 30, 2007, as compared to the same period in 2006, was due to decreased variable costs, such as labor expense, associated with the lower occupancy levels at the hotel. Operating costs for the nine months ended September 30, 2007 increased slightly as compared to the same period in 2006 due primarily to increased tax and insurance expense.
Selling, general and administrative expenses at Gaylord Opryland in the three months ended September 30, 2007 decreased from the same period in 2006 due to lower levels of compensation expense and sales and marketing costs. A $2.9 million charge incurred in the first quarter of 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, which is being renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program, increased Gaylord Opryland’s selling, general and administrative expenses for the nine months ended September 30, 2007.
The hotel’s results were impacted by the hotel’s multi-year room refurbishment program, as 15,131 and 8,941 room nights were taken out of service during the three months, and 36,038 and 10,254 room nights were taken out of service during the nine months ended September 30, 2007 and 2006, respectively.

Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$36,632	$37,483	-2.3%	$135,330	$133,376	1.5%
Operating expense data:
Operating costs	$23,161	$24,215	-4.4%	$76,088	$74,198	2.5%
Selling, general and administrative	$7,229	$7,536	-4.1%	$23,172	$23,511	-1.4%
Hospitality performance metrics:
Occupancy	72.6%	72.6%	0.0%	78.2%	80.4%	-2.7%
ADR	$155.38	$154.15	0.8%	$182.14	$175.15	4.0%
RevPAR	$112.82	$111.86	0.9%	$142.49	$140.87	1.1%
Total RevPAR	$283.19	$289.77	-2.3%	$352.57	$347.48	1.5%
The slight decrease in Gaylord Palms revenue and Total RevPAR in the three months ended September 30, 2007, as compared to the same period in 2006, is primarily due to lower levels of banquet spending by groups as a result of lower group occupancy. The decreased banquet spending was partially offset by a slightly higher RevPAR, which resulted from a slight increase in ADR.
The increase in revenue experienced in the nine months ended September 30, 2007, as compared to the same period in 2006, was due to a combination of increased banquet spending by groups and a higher ADR, partially offset by slightly lower occupancy.
Operating costs for the three months ended September 30, 2007, as compared to the same period in 2006, decreased due to a reduction in variable costs associated with the reduced levels of banquet spending during the period. Operating costs for the nine months ended September 30, 2007, as compared to the same period in 2006, increased slightly as expenses associated with increased levels of commission-based business for the first part of the year offset the lower costs incurred in the third quarter.
Selling, general and administrative expense for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, decreased due in part to reduced marketing costs, as certain one-time advertising expenses experienced in 2006 did not re-occur in 2007.

Gaylord Texan Results. The results of the Gaylord Texan for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$43,547	$37,532	16.0%	$140,565	$127,301	10.4%
Operating expense data:
Operating costs	$26,931	$24,494	9.9%	$81,992	$76,874	6.7%
Selling, general and administrative	$6,023	$6,317	-4.7%	$18,391	$17,238	6.7%
Hospitality performance metrics:
Occupancy	73.7%	73.5%	0.3%	75.9%	75.0%	1.2%
ADR	$162.21	$154.12	5.2%	$171.68	$164.31	4.5%
RevPAR	$119.52	$113.35	5.4%	$130.24	$123.17	5.7%
Total RevPAR	$313.26	$269.99	16.0%	$340.76	$308.61	10.4%
The increase in Gaylord Texan revenue and RevPAR in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is due to a combination of relatively stable occupancy and higher room rates paid by group meeting guests. The hotel’s food and beverage and other ancillary revenue, due to a combination of increased banquet and outlet revenues and revenues from the addition of the new Glass Cactus entertainment complex, served to increase the hotel’s Total RevPAR for the three and nine months ended September 30, 2007, as compared to the same periods in 2006.
Operating costs for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, increased due to additional variable expenses associated with the increased food and beverage and other outside the room revenues described above.
Although selling, general and administrative expenses declined in the third quarter of 2007 (as compared to the same period in 2006 due in part to lower levels of compensation expense), these expenses for the first nine months of 2007 increased (as compared to the same period in 2006) due to increased sales, marketing, and advertising expenses, including with respect to the addition of the new Glass Cactus entertainment complex.

     Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)
Total revenues	$20,344	$21,461	-5.2%	$57,108	$58,045	-1.6%
Operating expense data:
Operating costs	11,683	12,666	-7.8%	33,905	37,006	-8.4%
Selling, general and administrative	4,461	4,426	0.8%	13,885	13,634	1.8%
Depreciation and amortization	1,200	1,404	-14.5%	4,180	4,255	-1.8%

Operating income	$3,000	$2,965	1.2%	$5,138	$3,150	63.1%

The decrease in revenues in the Opry and Attractions segment for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is primarily due to a decrease in revenues from our Corporate Magic corporate event planning business, as that business produced fewer events during the applicable periods of 2007. The decrease in revenues at Corporate Magic was partially offset by increased revenues at the Grand Ole Opry and Wildhorse Saloon for the three and nine months ended September 30, 2007, as compared to the same periods in 2006.
The decrease in Opry and Attractions operating costs in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was due primarily to the reduction in operating costs at Corporate Magic associated with the reduced number of events produced as described above. Opry and Attractions selling, general and administrative expenses in the three months and nine months ended September 30, 2007, as compared to the same periods in 2006, remained relatively stable.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)
Total revenues	$53	$47	12.8%	$159	$204	-22.1%
Operating expense data:
Operating costs	2,146	2,286	-6.1%	6,519	6,823	-4.5%
Selling, general and administrative	8,891	10,115	-12.1%	28,390	28,547	-0.5%
Depreciation and amortization	1,506	1,273	18.3%	4,602	3,372	36.5%

Operating loss	$(12,490)	$(13,627)	8.3%	$(39,352)	$(38,538)	-2.1%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other segment operating expenses are comprised of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased slightly in the three and nine months ended September 30, 2007 as compared to the same periods in 2006, due to a reduction in consulting costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due mainly to lower employment costs. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the three and nine months ended September  30, 2007, as compared to the same periods in 2006, due to the purchase of a new corporate aircraft and additional information technology equipment and software.
Operating Results – Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $1.5 million to $3.9 million in the three months ended September 30, 2007 (as compared to $2.4 million in the three months ended September 30, 2006). Preopening costs increased by $5.1 million to $10.1 million in the nine months ended September 30, 2007 (as compared to $5.0 million in the nine months ended September 30, 2006). These costs were primarily related to the construction of the Gaylord National.
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages)

Interest expense, net of amounts capitalized	$(3,125)	$(17,960)	82.6%	$(35,513)	$(54,285)	34.6%
Interest income	$620	$464	33.6%	$2,767	$1,431	93.4%
Unrealized gain on Viacom stock and derivatives, net	$—	$7,852	-100.0%	$9,479	$14,550	-34.9%
(Loss) income from unconsolidated companies	(2)	2,571	-100.1%	1,011	8,374	-87.9%
Other gains and losses, net	$622	$1,120	-44.5%	$146,697	$2,580	5585.9%
Benefit (provision) for income taxes	$1,511	$5,824	-74.1%	$(60,528)	$(7,192)	-741.6%
(Loss) gain from discontinued operations, net of taxes	$(4,349)	$7,446	-158.4%	$11,684	$16,525	-29.3%

Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased during the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to a $10.0 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007. Capitalized interest increased from $2.8 million during the three months ended September 30, 2006 to $12.8 million during the three months ended September 30, 2007 due to the construction of the Gaylord National. Interest expense, net of amounts capitalized, decreased during the nine months ended September 30, 2007, as compared to the same period in 2006, due primarily to a $20.8 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007 and the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion. Capitalized interest increased from $6.2 million during the nine months ended September 30, 2006 to $27.1 million during the nine months ended September 30, 2007 due to the construction of the Gaylord National.
Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 8.3% and 6.4% for the three months ended September 30, 2007 and 2006, respectively, and was 7.1% and 6.5% for the nine months ended September 30, 2007 and 2006, respectively. As further discussed in Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment resulted in non-cash interest expense of $0 and $6.8 million for the three months ended September 30, 2007 and 2006, respectively, and $10.5 million and $20.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Interest Income
The increase in interest income during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is due to higher cash balances invested in interest-bearing accounts in 2007 and increased short-term interest rates.
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
For the nine months ended September 30, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom stock and CBS stock. For the nine months ended September 30, 2007, we recorded a net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $9.5 million related to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the nine months ended September 30, 2007.
Income (Loss) from Unconsolidated Companies
We account for our investments in Bass Pro, RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months and nine months ended September 30, 2007 and 2006 consisted of equity method income from these investments as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except percentages )
Bass Pro	$—	$3,639	-100.0%	$1,693	$9,444	-82.1%
RHAC Holdings, LLC	119	(694)	117.1%	115	(688)	116.7%
Waipouli Holdings, LLC	(121)	(374)	67.6%	(797)	(382)	(108.6)%

Total:	$(2)	$2,571	-100.1%	$1,011	$8,374	-87.9%

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
     RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (the “Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC,LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which we formerly owned) manages the hotel under a 20-year hotel management agreement from RHAC, LLC and ResortQuest Hawaii is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
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
          Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel).On June 20, 2006, we entered into a joint venture with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for our capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (the “Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 senior loan secured by the Kauai Hotel an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which we formerly owned) manages the hotel under a five-year hotel management agreement from Waipouli Owner, LLC and ResortQuest Hawaii is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner, LLC’s business plan. We account for our investment in Waipouli Holdings, LLC under the equity method of accounting.
In October 2006, Waipouli Owner, LLC requested RREEF and us to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. We elected not to make the requested capital contribution, which diluted our ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1%.
Other Gains and (Losses)
Our other gains and (losses) for the three months ended September 30, 2007 primarily consisted of a distribution received from Bass Pro related to the period prior to the sale of our interest in Bass Pro. Our other gains and (losses) for the nine months ended September 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro, a $1.2 million dividend distribution related to our investment in CBS stock, and a $4.4 million gain on the sale of the previously utilized corporate aircraft.
Our other gains and (losses) for the three months and nine months ended September 30, 2006 primarily consisted of the receipt of dividend distributions related to our investment in CBS stock, a loss on the retirement of certain fixed assets and other miscellaneous income and expenses.
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and changes in valuation allowance)	(42)	(2)	2	2
Adjustment to deferred tax liabilities due to state tax readjustment	—	4	(1)	4
Other	(214)	47	3	104

Effective tax rate	(221%)	84%	39%	145%

Our lower effective tax rate during the three months and nine months ended September 30, 2007, as compared to the same periods in 2006, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods. The amount designated as Other for the three months ended September 30, 2007 in the table above is a result of adjustments due to the filing of the 2006 Federal income tax return coupled with the tax effect of interest charged to ResortQuest International, Inc. The amount designated as Other for the three and nine months ended September 30, 2006 in the table above is a result of a change in the annualized effective tax rate and its corresponding year to date effect coupled with the tax effect of interest charged to ResortQuest International, Inc. during the respective periods.
Gain from Discontinued Operations, Net of Income Taxes
We reflected the following businesses as discontinued operations in our financial results for the three and nine months ended September 30, 2007 and 2006, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
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
During the second quarter of 2007, we committed to a plan of disposal of the remainder of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in our ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the three months and nine months ended September 30, 2007, we recognized a pretax gain of $0 and $50.4 million, respectively, in discontinued operations in the accompanying condensed consolidated statements of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, we recorded pre-tax restructuring charges for employee severance benefits of $0 and $0.4 million for the three months and nine months ended September 30, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $108.1 million were used to reduce our outstanding indebtedness.
On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. As of June 30, 2007, we estimated that we would be required to pay $4.9 million to BEI – RZT Corporation pursuant to the final purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. We accrued this liability during the second quarter of 2007 as part of the loss on the sale of ResortQuest Mainland. During the third quarter of 2007, we and BEI – RZT Corporation reached an agreement that we would be required to pay approximately $8.0 million to BEI – RZT Corporation pursuant to the final purchase price adjustment. We accrued the additional $3.1 million purchase price adjustment during the third quarter of 2007. We and BEI – RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI – RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments, we recognized a pretax loss of $2.1 million and $59.3 million in discontinued operations in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2007, respectively, related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.1 million and $0.5 million for the three months and nine months ended September 30, 2007, of which $0 and $0.3 million, respectively, was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.0 million were used to reduce our outstanding indebtedness.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Revenues:
ResortQuest	$—	$68,148	$91,228	$187,801

Operating (loss) income:
ResortQuest	$(1,663)	$8,946	$(3,685)	$8,894
Other	—	—	—	6
Impairment and other charges	—	(832)	—	(832)
Restructuring charges	(138)	—	(210)	(44)

Total operating (loss) income	(1,801)	8,114	(3,895)	8,024

Interest expense	—	199	(8)	672
Interest income	—	389	309	875

Other gains and (losses):
ResortQuest	(2,034)	729	(8,803)	6,003
Other	—	—	—	6

(Loss) income before provision (benefit) for income taxes	(3,835)	9,431	(12,397)	15,580

Provision (benefit) for income taxes	514	1,985	(24,081)	(945)

(Loss) gain from discontinued operations	$(4,349)	$7,446	$11,684	$16,525

Included in other gains and (losses) in the three months ended September 30, 2007 is a pre-tax loss of $2.1 million related to the final purchase price adjustments made on the sale of ResortQuest Mainland. Included in other gains and (losses) in the nine months ended September 30, 2007 is a pre-tax gain of $50.4 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.3 million on the sale of ResortQuest Mainland. Included in other gains and (losses) in the nine months ended September 30, 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets, as well as a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible. The remaining gains and (losses) in the three months and nine months ended September 30, 2007 and 2006 are primarily comprised of gains and losses recognized on the resolution of various contingent items subsequent to the sale of the ResortQuest markets, as well as miscellaneous income and expense.
The benefit for income taxes for the nine months ended September 30, 2007 primarily relates to a permanent tax benefit recognized on the sales of ResortQuest Hawaii and ResortQuest Mainland. The benefit for income taxes for the nine months ended September 30, 2006 primarily results from the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, as well as the tax effect of interest charged to ResortQuest International, Inc. during the period and the writeoff of taxable goodwill associated with the ResortQuest markets sold in this period.
Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the nine months ended September 30 (in thousands):

	2007	2006
Operating Cash Flows:
Net cash flows (used in) provided by operating activities — continuing operations	$(14,933)	$77,924
Net cash flows provided by operating activities — discontinued operations	17,250	5,856

Net cash flows provided by operating activities	2,317	83,780

Investing Cash Flows:
Purchases of property and equipment	(454,501)	(164,661)
Investments in unconsolidated companies	(191)	(4,772)
Proceeds from sale of investment in Bass Pro	221,527	—
Proceeds from sales of assets	5,071	64
Other	(1,311)	(2,991)

Net cash flows used in investing activities — continuing operations	(229,405)	(172,360)
Net cash flows provided by (used in) investing activities — discontinued operations	115,240	(12,710)

Net cash flows used in investing activities	(114,165)	(185,070)

Financing Cash Flows:
Borrowings under credit facility	125,000	70,000
Repayment of long-term debt	—	(1,000)
Deferred financing costs paid	(3,883)	—
Decrease (increase) in restricted cash and cash equivalents	116	(21)
Proceeds from exercise of stock options and purchase plans	12,047	11,087
Excess tax benefit from stock-based compensation	1,974	2,474
Other	(762)	(885)

Net cash flows provided by financing activities — continuing operations	134,492	81,655
Net cash flows (used in) provided by financing activities — discontinued operations	(19,365)	10,935

Net cash flows provided by financing activities	115,127	92,590

Net change in cash and cash equivalents	$3,279	$(8,700)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2007, our net cash flows used in operating activities — continuing operations were $14.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and gains on the sales of our investment in Bass Pro and certain fixed assets of approximately ($28.3) million. Our cash flows provided by income from continuing operations before the non-cash items described above were negatively impacted during the nine months ended September 30, 2007 by us incurring a tax liability of $107.4 (after the application of federal and state net operating loss carryforwards and federal credit carryforwards), which primarily resulted from the net impact of the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. The net cash flows used by income from continuing operations before the non-cash items described above were partially offset by favorable changes in working capital of approximately $13.4 million. The favorable changes in working capital primarily resulted from the timing of payment of the remainder of the tax liability incurred in connection with the maturity of the secured forward exchange contract and the sales of RQI and our investment in Bass Pro, as well as the timing of payment of accrued interest and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Palms. These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as the timing of payment of accrued compensation and an increase in prepaid expenses.
During the nine months ended September 30, 2006, our net cash flows provided by operating activities — continuing operations were $77.9 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and gain on sales of certain fixed assets of approximately $67.2 million and favorable changes in working capital of approximately $10.7 million. The favorable changes in working capital primarily resulted from an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Palms, as well as the timing of payment of accrued interest. These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms.
          Cash Flows From Investing Activities. During the nine months ended September 30, 2007, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $454.5 million. Our capital expenditures during the nine months ended September 30, 2007 included construction of $393.7 million at Gaylord National, as well as $39.7 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland. During the nine months ended September 30, 2007, we also received net cash proceeds of $221.5 million from the sale of our investment in Bass Pro and $5.1 million from the sales of certain fixed assets. Our net cash flows provided by investing activities — discontinued operations for the nine months ended September 30, 2007 primarily consist of cash proceeds received from the sale of discontinued operations.
During the nine months ended September 30, 2006, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $164.7 million. Our capital expenditures during the nine months ended September 30, 2006 included construction at Gaylord National of $115.2 million, approximately $22.8 million at the Gaylord Texan related to the construction of the new Glass Cactus entertainment complex, and approximately $15.7 million at Gaylord Opryland.
We currently project capital expenditures for the twelve months of 2007 to total approximately $610 million, which includes approximately $506 million related to the construction of the Gaylord National and approximately $59 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland.

  Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the nine months ended September 30, 2007, our net cash flows provided by financing activities – continuing operations were approximately $134.5 million, reflecting $125.0 million in net borrowings under our credit facility and $12.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $3.9 million in deferred financing costs to refinance our $600.0 million credit facility.

During the nine months ended September 30, 2006, our net cash flows provided by financing activities – continuing operations were approximately $81.7 million, reflecting $70.0 million of borrowings under the $600.0 million credit facility and $11.1 million in proceeds received from the exercise of stock options.
Working Capital
As of September 30, 2007, we had total current assets of $124.5 million and total current liabilities of $239.3 million, which resulted in a working capital deficit of $114.8 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us.
Also, during 2007 we will be required to pay taxes on the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. Due to the net impact of these transactions and the taxable income generated by our normal operations during 2007, we expect to incur a tax liability of approximately $107.4 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. We paid $84.1 million of this liability during the third quarter of 2007, and we expect to pay the balance during the fourth quarter of 2007. The remaining tax liability is classified as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2007. We intend to finance the payment of this obligation through the use of internally generated funds and corporate borrowings.
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
As of September 30, 2007, we were in compliance with all covenants. As of September 30, 2007, $300.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $12.8 million of letters of credit under the facility for us. The credit facility is cross-defaulted to our other indebtedness.
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
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2007, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$875,000	$—	$300,000	$—	$575,000
Capital leases	3,161	1,014	1,201	946	—
Promissory note payable to Nashville Predators	4,000	1,000	2,000	1,000	—
Construction commitments	206,696	206,696	—	—	—
Operating leases (1)	665,045	5,905	9,677	7,520	641,943
Other	425	250	175	—	—

Total contractual obligations	$1,754,327	$214,865	$313,053	$9,466	$1,216,943

(1)	The total operating lease commitments of $665.0 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 10 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three and nine months ended September 30, 2007 and 2006.

The cash obligations in the table above also do not include obligations to pay taxes on the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. Due to the net impact of these transactions and the taxable income generated by our normal operations during 2007, we expect to incur a tax liability of approximately $107.4 million after the application of federal and state net operating loss carryforwards and federal credit carryforwards. We paid $84.1 million of this liability during the third quarter of 2007 and expect to pay the balance during the fourth quarter of 2007. We intend to finance the payment of this obligation through the use of internally generated funds and corporate borrowings. A complete description of the secured forward exchange contract is contained in Note 8 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2007 and 2006 included herewith.
The adoption of FIN 48 did not have a material impact on our contractual obligations, so obligations to pay taxes related to uncertain tax positions, if any, are not included in the cash obligations in the table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, restructuring charges, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K. There were no newly identified critical accounting policies in the first, second or third quarters of 2007 nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report on Form 10-K.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 or described from time to time in our other reports filed with the SEC:

•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry;

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to successfully complete the Gaylord National and to derive cash flow from its operations;

•	the geographic concentration of our hotel properties; and

•	business levels at our hotels, and our ability to successfully operate our hotels.
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
          Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $1.0 Billion Credit Facility as of September 30, 2007 would increase by approximately $3.0 million.
          Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2007. As a result, the interest rate market risk implicit in these investments at September 30, 2007, if any, is low.
Risk Related to Changes in Natural Gas Prices
          As of September 30, 2007, we held one variable to fixed natural gas price swap with respect to the purchase of 72,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. This natural gas price swap, which has a term of one month, effectively adjusts the price on that volume of purchases of natural gas to a weighted average price of $6.68 per dekatherm. This natural gas price swap is deemed effective, and, therefore, the hedge has been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of September 30, 2007 as quoted on the New York Mercantile Exchange was to increase or decrease by 5%, the derivative liability associated with the fair value of our natural gas swap outstanding as of September 30, 2007 would have increased or decreased by $23,000.
Risks Related to Foreign Currency Exchange Rates
          Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
          Based upon our overall market risk exposures at September 30, 2007, we believe that the effects of changes in interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we are no longer exposed to the risks associated with changes in the price of

Viacom stock and CBS stock, and we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2007 and 2006 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
In our Quarterly Report on Form 10-Q for our quarter ended June 30, 2007, we disclosed certain material changes to our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as set forth in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2007, there have been no material changes to our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Inapplicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Inapplicable.
ITEM 5. OTHER INFORMATION.
Amendments to Bylaws
     On November 8, 2007, our Board of Directors adopted and approved Amended and Restated Bylaws of the Company (the “Bylaws”), effective November 8, 2007, to make the following changes to the previous bylaws of the Company:
•	update the registered agent of the Company and permit changes to the Company’s registered office and agent;
•	clarify that shareholder proposals and director nominations must be sent to the Secretary of the Company;
•	add a paragraph regarding the conduct of meetings of shareholders;
•	delete the requirement that a copy of the Company’s stock ledger be kept within the state of Delaware;
•	include references to the listing requirements of the New York Stock Exchange (“NYSE”) with respect to committees of the Board of Directors;
•	clarify that Board members may receive forms of compensation other than a retainer or salary;
•	specify that attendance at meetings of directors constitutes waiver of notice of such meetings;
•	clarify that quorum requirements for directors’ meetings apply to meetings of committees;
•	specify that officer salaries may be fixed by a committee of the Board of Directors;
•	remove the provision that the President serve as an ex-officio member of committees;
•	permit the issuance of uncertificated shares and allow shares to be held in book-entry form;
•	amend language in the Bylaws regarding indemnification to more closely track the provisions of the Delaware General Corporation Law; and
•	otherwise clarify and update the Bylaws.
     The bylaw amendments relating to uncertificated shares were adopted to ensure the Company’s eligibility to participate in the Direct Registration System administered by the Depository Trust Company, as required by NYSE listed company regulations effective January 1, 2008. Prior to these amendments, the Bylaws made no reference to uncertificated shares.
     The amendments to the Bylaws took effect on November 8, 2007 in accordance with resolutions adopted by the Board of Directors. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company which is filed as Exhibit 3.1 to this report.

ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: November 8, 2007	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Bylaws of Gaylord Entertainment Company.

10.1	Summary of Director Compensation.

10.2	Letter Agreement regarding Amendment No. 2 to July 15, 2003 Employment Agreement, dated May 31, 2007, by and between the Company and Mark Fioravanti.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.