Form 10-K
period 2007-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2008-02-28
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
NONE
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2007 was approximately $2,180,771,265.
     As of January 31, 2008, there were 41,238,103 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2007 FORM 10-K ANNUAL REPORT

		Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	55

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accountant Fees and Services	56

PART IV

Item 15.	Exhibits, Financial Statement Schedules	57
SIGNATURES
EX-3.1 Restated Certificate of Incorporation
EX-10.28 Summary of Director and Executive Officer Compensation
EX-10.35 Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company's 2006 Omnibus Incentive plan.
Exhibit 21 - Subsidiaries of the Company
EX-23.1 Consent of Independent Registered Public Accounting Firm.
EX-31.1 Section 302 Certification of the CEO of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a).
EX-31.2 Section 302 Certification of the CFO of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
EX-32.1 Section 906 Certification of the CEO Pursuant to 18 U.S.C. Section 1350.
EX-32.2 Section 906 Certification of the CFO Pursuant to 18 U.S.C. Section 1350.

PART I
Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”
Item 1. Business
     We are the only hospitality company whose primary focus is the large group meetings segment of the lodging market. Our hospitality business includes our Gaylord branded hotels, consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”) and the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”). We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee. We are also developing a hotel, to be known as the Gaylord National Resort & Convention Center, in Prince George’s County, Maryland (in the Washington, D.C. market) (“Gaylord National”), which we plan to open in 2008.
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
     Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; and (iii) Corporate and Other, which includes corporate expenses and results from our minority investments. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 89.6%, 10.4%, and 0.0%, respectively, of total revenues in the twelve months ended December 31, 2007. Financial information by industry segment and our Gaylord hotel properties as of December 31, 2007 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 16) to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Strategy
     Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering additional vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the approximately $135 billion large group meetings market in the United States. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings.
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
     Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002 and our Gaylord Texan hotel in April 2004, and are scheduled to open our Gaylord National hotel, which will be located in the Washington D.C. area, in 2008. We also anticipate introducing additional Gaylord hotel properties through acquisition followed by renovation and expansion of acquired properties, as well as through management of select properties on behalf of third-party owners. Consistent with our existing properties, these hotel properties would have high meeting space to room ratios, be located in key resort and urban locations and provide a self-contained destination experience. We have focused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group meeting clients to meet in different parts of the country each year and to establish relationships with new customers as we increase our geographic reach. We believe there is a significant opportunity to establish strong relationships with new customers and rotate them among our properties.

     Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet, television and performances by the Grand Ole Opry’s members, many of whom are renowned country music artists, and we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.
Industry Description
Hospitality
According to Tradeshow Week, the large group meetings market annually generates approximately $135 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to generate approximately $23 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings often have more than 1,000 guest rooms and, on average, contain approximately 109,000 square feet of exhibit space and approximately 40 meeting rooms.
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

Largest Hotel Exhibit Hall Rankings 2007
(ranked by total square feet of exhibit space)

		Total		Total
		Exhibit Space	Number of	Meeting Space
Facility	City	(sq. ft.)	Meeting Rooms	(sq. ft.)
Sands Expo / Venetian Resort Hotel & Casino	Las Vegas, NV	1,125,600	293	400,378
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924
Rosen Shingle Creek	Orlando, FL	445,000	99	445,000	*
Gaylord Texan Resort & Convention Center	Grapevine, TX	400,000	70	400,000	*
Gaylord Palms Resort & Convention Center	Kissimmee, FL	400,000	76	400,000	*
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000	84	248,655
Gaylord Opryland Resort & Convention Center	Nashville, TN	263,772	111	325,000
Caesars Palace	Las Vegas, NV	240,000	57	240,000	*
Hilton Anatole Hotel	Dallas, TX	231,103	76	333,400	*
MGM Grand Hotel & Conference Center	Las Vegas, NV	230,000	67	268,000	*
Adam’s Mark International Conference & Exposition Center	Dallas, TX	230,000	67	99,000
Orlando World Center Marriott	Orlando, FL	214,000	69	214,000	*
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000

*	Exhibit Space square footage is also included in the calculation of Meeting Space square footage.
Source: the Company; Tradeshow Week Major Exhibit Hall Directory 2007
Gaylord Hotels — Strategic Plan. Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has made Gaylord Opryland one of the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002 and the Gaylord Texan in April 2004, and we plan to open the Gaylord National hotel in the Washington, D.C. area in 2008. We believe that our other hotels will enable us to capture additional convention business from groups that currently utilize Gaylord Opryland but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. We also anticipate that our other hotels will capture new group business that currently does not come to the Nashville market and will seek to gain additional business at Gaylord Opryland in Nashville once these groups have experienced a Gaylord hotel in other markets.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total dedicated exhibition space of approximately 264,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet. The Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, as well as Meeting & Convention’s Gold Key Elite and Gold Platter Awards for 2007. We currently have planned a $400 million expansion of Gaylord Opryland. This planned expansion, expected to commence late in 2008 or early 2009, would add about 400 guest rooms, a significant amount of new meeting facilities, and a parking garage to existing facilities.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately 5 minutes from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, Meeting and Convention’s Gold Key and Gold Platter Elite Awards for 2007 and being named Best Resort Hotel by Florida Monthly magazine for 2007.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 100 acres and is located approximately six minutes from the Dallas/ Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, 3 ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2004, the Gaylord Texan was named the “Development of the Year” by the Americas Lodging Investment Summit. In 2007, the Gaylord Texan received Meeting and Convention’s Gold Key and Gold Platter Awards and was named a AAA Four-Diamond Award winner, and in 2005 the hotel was named “Best Place to Work in Dallas/Fort Worth” by the Dallas Business Journal. We currently have planned a $315 million expansion of Gaylord Texan. This planned expansion, expected to commence in late 2008, would add approximately 500 guest rooms and approximately 200,000 square feet of additional meeting and prefunction space and additional leisure amenities, including an outdoor resort pool.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. We are developing a hotel, to be known as the Gaylord National Resort and Convention Center, which is under construction on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market). We currently expect to open the hotel in 2008. The hotel, which will be located eight miles south of Washington, D.C., will have 2,000 guest rooms and approximately 470,000 square feet of flexible meeting space. The hotel complex will include an 18-story glass atrium, a 20,000 square foot spa and fitness center, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub.
Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In March 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.
Potential Purchase of Westin La Cantera Resort. We entered into an Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”). The La Cantera Resort property includes approximately 508 rooms, 39,000 square feet of meeting space and two championship golf courses. The Purchase Agreement also provides for our purchase of approximately 90 acres of undeveloped land adjacent to the resort property. The La Cantera Resort is one of the region’s most in-demand hotels for meetings and conventions. It has won numerous hospitality awards, including the 2007 AAA Four Diamond Award, the Condé Nast Traveler’s 2007 Gold List of “The World’s Best Places to Stay” and the 2007 AAA Four Diamond Award Restaurant for Francesca’s at Sunset.
The purchase price payable by us under the Purchase Agreement is $252.5 million, payable in cash at closing, which amount is subject to certain adjustments at closing. In addition, we will be required to pay a termination fee in an amount not to exceed $3.3 million at closing in connection with the termination of the current management agreement for the La Cantera Resort.
On January 21, 2008, we entered into an amendment (the “Amendment”) with Sellers to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit (the “Deposit”) previously paid by us to an escrow agent under the Purchase Agreement would be released to Sellers, and that the Deposit would be non-refundable to us except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date. In the event the transaction closes, the Deposit will be credited toward the purchase price.

The Amendment conditioned the closing of the transactions under the Purchase Agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. We are currently in the process of seeking an additional capital partner to complete this transaction. In the event that we do not find a suitable capital partner, it is anticipated that we will not close this transaction.
Future Development. On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which we would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, we are unable to predict whether such approvals would be forthcoming.
Our management is also considering other sites to locate future Gaylord Hotel properties. We have not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 82nd anniversary in 2007, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville.
Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on terrestrial radio via WSM-AM. In addition, the Grand Ole Opry is broadcast weekly on television via the Great American Country network and CMT-Canada. The broadcast of the Grand Ole Opry is also streamed on the Internet via www.opry.com and www.wsmonline.com. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. The television broadcast schedule on the Great American Country network includes 52 weekly telecasts airing on Saturday nights at 8 p.m. EST and repeating a minimum of three times during the following week. The Grand Ole Opry produces a two hour show each week that is currently aired on 128 radio stations across the country through syndication of “America’s Grand Ole Opry Weekend,” which is distributed by Westwood One and also on the American Forces Radio Network. In October 2007, XM Radio began broadcasting live Tuesday, Friday, and Saturday night Opry performances, as well as encore broadcasts, on XM’s classic country music channel. In addition to performances by members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2007 to February 2008. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2007, winning the award in 2003 and 2004.
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
On July 21, 2003, we, through our wholly-owned subsidiary Gaylord Investments, Inc., sold the assets primarily used in the operations of WSM-FM and WWTN(FM) to Cumulus Broadcasting, Inc. for $62.5 million in cash, and we entered into a joint sales agreement with Cumulus for WSM-AM in exchange for approximately $2.5 million in cash. Under the joint sales agreement with Cumulus, Cumulus sells all of the commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services relating to WSM-AM, all for a specified fee. The joint sales agreement has a term of five years and will expire on April 21, 2008.
Corporate and Other
Bass Pro. On May 31, 2007, we and our wholly owned subsidiary, Gaylord Hotels, Inc., completed the sale of all of our interest in Bass Pro Group, LLC (consisting of 43,333 common units) for a purchase price of $222.0 million pursuant to the terms of a Common Unit Repurchase Agreement, dated April 3, 2007. The purchase price was paid in cash in full at closing. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale. See “Non-Operating Results Affecting Net Income (Loss) — Income from Unconsolidated Companies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” below for a discussion of the results of our investment in Bass Pro prior to the date of disposal. See “Non-Operating Results Affecting Net Income (Loss) — Other Gains and (Losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” below for a discussion of the recognized gain on the sale of our interest in Bass Pro Group, LLC.
ResortQuest. Following the closing of the sale of our interest in Bass Pro Group, LLC, on May 31, 2007, our wholly-owned subsidiary, ResortQuest International, Inc. (“RQI”), completed the disposition of our ResortQuest Hawaii business through the sale of all of the equity interests of RQI Holdings, LLC (f/k/a RQI Holdings, Ltd.) and ResortQuest Real Estate of Hawaii, LLC (f/k/a ResortQuest Real Estate of Hawaii, Inc.) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International (“Vacation Holdings”), pursuant to the terms of a Stock Purchase Agreement dated as of April 18, 2007 (the “ResortQuest Hawaii Purchase Agreement”), by and among us, RQI, Vacation Holdings and Interval Acquisition Corp. The purchase price paid by Vacation Holdings was $109.1 million, prior to giving effect to a purchase price adjustment based on the working capital of the acquired entities as of the closing. The purchase price was paid in cash in full at closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, as our ownership interests in these hotel ownership joint venture entities were excluded from this transaction.
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
As a result of the transactions described above, the results of operations of our ResortQuest business, net of taxes, are included in discontinued operations for all periods presented. See “Non-Operating Results Affecting Net Income (Loss) — Income (Loss) from Discontinued Operations, Net of Income Taxes” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” below for a discussion of the results of operations of our ResortQuest business.
Viacom and CBS. In May 2007 we settled a secured forward exchange contract related to our investment in approximately 5.5 million shares of Viacom Class B common stock (“Viacom Stock”) and 5.5 million shares of CBS Corporation Class B Common Stock (“CBS Stock”), which were received as the result of the sale of television station KTVT to CBS in 1999, the subsequent acquisition of CBS by Viacom in 2000, and the subsequent conversion of each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Stock and 0.5 shares of Viacom Stock in 2006. The secured forward exchange contract, which we entered into in 2000, was designed to protect us against decreases in the combined fair market value of the Viacom Stock and CBS Stock, while providing for participation in increases in the combined fair market value. As a result of the settlement, we surrendered all of our shares of Viacom Stock and CBS Stock to an affiliate of Credit Suisse First Boston in full satisfaction of all obligations under the secured forward exchange contract.

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
As a result, it was determined that Acuff-Rose Music Publishing, Word Entertainment, Music Country/CMT International, Oklahoma RedHawks, Opry Mills, GET Management (comprised of multiple businesses), WSM-FM and WWTN (FM) were not core assets of the Company, and as a result each was either sold or otherwise disposed of by the Company as reflected in the following table:

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

In 2007, we also completed the dispositions of our investments in Bass Pro Group, LLC and CBS Stock and Viacom Stock, as well as the disposition of our ResortQuest business, as described above.
Employees
As of December 31, 2007, we had approximately 6,282 full-time and 2,731 part-time and temporary employees. Of these, approximately 5,509 full-time and 2,050 part-time employees were employed in Hospitality; approximately 422 full-time and 677 part-time employees were employed in Opry and Attractions; and approximately 351 full-time and 4 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
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
Opry and Attractions Group
The Grand Ole Opry and other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time. Under a joint sales agreement with Cumulus, we own and operate WSM-AM, and Cumulus sells all commercial advertising on WSM-AM and provides certain sales promotion and billing and collection services for a specified fee. The joint sales agreement has a term of five years and will expire on April 21, 2008.
Seasonality
Portions of our business are seasonal in nature. Our group convention business is subject to reduced levels of demand during the year-end holiday periods. Although we typically attempt to attract general tourism guests by offering special events and attractions during these periods, there can be no assurance that our hotels can successfully operate such events and attractions or that we will attract enough general tourism guests during this period to offset the decreased group convention business.
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
In addition, our Nashville area attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above.
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
Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2007. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	60	Chairman of the Board of Directors, President and Chief Executive Officer
David C. Kloeppel	38	Executive Vice President and Chief Financial Officer
John P. Caparella	50	Executive Vice President and Chief Operating Officer, Gaylord Hotels
Carter R. Todd	50	Senior Vice President, Secretary and General Counsel
Rod Connor	55	Senior Vice President and Chief Administrative Officer
Melissa J. Buffington	50	Senior Vice President, Human Resources and Communications
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
David C. Kloeppel is the Company’s Executive Vice President and Chief Financial Officer. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University’s Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics. Mr. Kloeppel is currently a director of FelCor Lodging Trust, Inc.
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
Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 35 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.
Melissa J. Buffington is the Senior Vice President of Human Resources and Communications of the Company, a position she has held since August 2003. From 1999 until she joined the Company, Ms. Buffington was Senior Vice President of Human Resources and Strategic Planning for Dollar General Corp., where she oversaw all human resource programs. From 1996 to 1999, Ms. Buffington held the position of Executive Vice President of Human Resources at First American Corporation. From 1992 to 1996, Ms. Buffington was First American’s Senior Vice President and Director of Quality Management, and Director of Strategic Planning and Mergers and Acquisitions. Ms. Buffington is a graduate of The College of William and Mary, where she received her degree in business management. She earned her MBA with a concentration in finance from Old Dominion University.
Item 1A. Risk Factors
You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this “Business” section and elsewhere in this Annual Report on Form 10-K are “forward-looking statements” and are qualified by the cautionary language regarding such statements. See “Forward-Looking Statements” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations and other factors.
     We have refocused our business strategy on the development of resort and convention center hotels in selected locations in the United States and on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the Gaylord Palms and the Gaylord Texan, by successfully developing and financing our proposed Gaylord National hotel project, and by further exploiting our attractions assets. Our ability to do this depends upon many factors, some of which are beyond our control.
     These include:
•	our ability to generate cash flows from existing operations;

•	our ability to hire and retain hotel management, catering and convention-related staff for our hotels;

•	our ability to capitalize on the strong brand recognition of certain of our Opry and Attractions assets; and

•	the continued popularity and demand for country music.
     If we are unable to successfully implement the business strategies described above, our cash flows and net income may be reduced.

Our hotel and convention business is subject to significant market risks.
     Our ability to continue to successfully operate our hotel and convention business is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:
•	the desirability and perceived attractiveness of the Nashville, Tennessee, Orlando, Florida, and Dallas, Texas areas as tourist and convention destinations;

•	the ability of our proposed Gaylord National hotel project near Washington, D.C. to operate in a new market which is extremely competitive;

•	adverse changes in the national economy and in the levels of tourism and convention business that would affect our hotels;

•	our ability to continue to attract group convention business;

•	the opening of the Gaylord National or other new hotels could impact our group convention business at our existing hotel properties;

•	the highly competitive nature of the hotel, tourism and convention businesses in which the Gaylord Palms, the Gaylord Opryland and the Gaylord Texan operate; and

•	the susceptibility of our group convention business to reduced levels of demand during the year-end holiday periods, which we may not be able to offset by attracting sufficient general tourism guests.
Unanticipated costs of hotels we open in new markets, including our Gaylord National hotel project, may reduce our operating income.
     As part of our growth plans, we may open or acquire new hotels in geographic areas in which we have little or no operating experience and in which potential customers may not be familiar with our business. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new hotel properties, they may attract fewer customers than our existing hotels. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. The new hotels may even operate at a loss. Even if we are able to attract enough customers to our new hotel properties to operate them at a profit, it is possible that those customers could simply be moving future meetings or conventions from our existing hotel properties to our new hotel properties. Thus, the opening of a new hotel property could reduce the revenue of our existing hotel properties and could adversely affect our financial condition and cash flows.
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
     Our plans to develop the Gaylord National hotel are subject to market conditions, the availability of financing, receipt of necessary building permits and other authorizations, and other factors, including those described in the preceding and following risk factors. Because the project is in progress, and certain portions of the project have not been bid or contracted, we cannot be certain of the final costs of the project. As more fully described below in note 12 of our consolidated financial statements included herein, we have in place a guaranteed maximum price construction contract with our general contractor for the Gaylord National project covering the majority of the work to be performed at this project. As additional portions of the Gaylord National project are bid and contracted, they are being added to our existing guaranteed maximum price contract by way of amendment. Because we do not have the entire project under contract, there is a risk that the total construction cost for the project could increase beyond our current estimates or that the necessary contractors and subcontractors, as well as materials, will not be available.
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
     We intend to use cash flow from operations, our senior credit facility and/or governmental incentives to finance the costs of constructing and opening the Gaylord National. We may seek additional debt or equity financing for this or other projects. In addition, our senior credit facility requires the Gaylord National to be substantially completed by October 31, 2008 (subject to customary force majeure provisions) and currently limits the aggregate amount of capital expenditures made to complete the project. The failure to obtain the necessary financing, or to satisfy or receive waivers of the senior credit facility requirements, if necessary, could adversely affect our ability to construct the Gaylord National and any other hotel projects in the future.
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
     Our ongoing and future construction projects, such as the Gaylord National hotel project, as well as the expansion of the Gaylord Opryland and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of the Gaylord National, Gaylord Opryland, Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects. We have no financing plans for projects other than the Gaylord National, and we do not know if any needed financing will be available on favorable terms.
A downturn in general economic conditions may adversely affect our results of operations.
     Our business operations are affected by national and local economic conditions. Recent events, including fallout from problems in the U.S. subprime mortgage market, indicate a potential near-term recession in the national economy. A recession or downturn in the national economy or in a region constituting a significant source of customers for any of our properties, or the public perception that a recession or downturn might occur, could result in fewer advance bookings, fewer transient customers visiting our properties, and/or guests spending less money at our properties, each of which could adversely affect our results of operations. While we believe that the large group customers that make up the core of our revenues are less susceptible to changes in economic conditions, there can be no assurance that a downturn in general economic conditions would not have an adverse effect on the Company’s results of operations.
We will be required to refinance our credit facility by March 2010, and there is no assurance that we will be able to refinance our credit facility on acceptable terms.
     The revolving loan, letters of credit and term loan under our credit facility mature on March 9, 2010. Prior to this date, we will be required to refinance our credit facility in order to finance our ongoing capital needs. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. There is no assurance that we will be able to obtain additional financing on acceptable terms.

The acquisition of the La Cantera Resort may not be completed.
     As described above, we entered into a definitive purchase agreement dated November 19, 2007, pursuant to which we agreed to acquire the assets related to the La Cantera Resort. On January 21, 2008, we entered into an amendment to this purchase agreement which extended the closing date to April 30, 2008 (prior to the amendment, the closing date was scheduled to occur no later than January 31, 2008). The amendment also provided that the $10.0 million deposit previously paid by us to an escrow agent under the purchase agreement would be released to the seller, and that the deposit would be non-refundable to us except in connection with the voluntary and intentional default by sellers in their obligations to be performed on the closing date. In the event the transaction closes, the deposit will be credited toward the purchase price.
     The amendment conditioned the closing of the transactions under the purchase agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. We are in the process of seeking an additional capital partner to complete this transaction.
     There is no assurance that we will be able to locate a suitable capital partner to complete this transaction or that this transaction will otherwise close. In the event that we do not find a suitable capital partner, it is anticipated that we will not close this transaction.
We may be unable to successfully complete acquisitions.
     As part of our growth strategy, we may attempt to acquire other convention hotels or otherwise engage in acquisitions. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continue to evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions, including the possible acquisition of the La Cantera Resort, involve a number of special risks and factors, including:
•	the possible diversion of our management’s attention from other business concerns;

•	the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the acquisitions;

•	the possible loss of the acquired business’s key employees;

•	the potential inability to achieve expected operating efficiencies in the acquired business’s operations;

•	the increased complexity and diversity of our operations after acquisitions compared to our prior operations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated problems, expenses or liabilities.
     If we fail to integrate acquired businesses successfully (including the La Cantera Resort, if such transaction closes) and/or fail to realize the intended benefits of acquisitions, our results of operations could be materially and adversely affected. In addition, acquisitions may result in a substantial goodwill asset, which will be subject to an annual impairment analysis. If this goodwill were to be impaired in the future, it could have a significant negative impact on our results of operations.
Our development, management and/or acquisition of smaller hotel properties may be unsuccessful.
     As part of our strategy to capture a greater share of the meetings and convention business in the United States, we anticipate introducing Gaylord hotel properties smaller in size than our existing hotel properties. We may be unsuccessful in locating suitable smaller hotel properties to develop, manage and/or acquire. The self-contained destination experience of existing Gaylord hotel properties may not translate effectively to smaller hotel properties. Moreover, smaller hotel properties may be unsuitable for large group meeting and convention customers, and we may be unsuccessful in our ability to attract a sufficient number of group customers to these smaller hotel properties and rotate our existing group clients through these smaller hotel properties. In the event that our strategy of developing, managing and/or acquiring smaller hotel properties is not successful, our financial condition, results of operations and prospects could be adversely affected.
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
Our hotel properties are concentrated geographically and our revenues and operating income could be reduced by adverse conditions specific to our property locations.
     Our existing hotel properties are located predominately in the southeastern United States. As a result, our business and our financial operating results may be materially affected by adverse economic, weather or business conditions in the Southeast.
As a result of the sales of our ResortQuest business and Bass Pro Group, LLC equity interest, we are further dependent upon our Hospitality segment.
     During the second quarter of 2007, we completed the sale of our entire vacation rental property management segment, ResortQuest, as well as our equity interest in Bass Pro Group, LLC (the ResortQuest sale having occurred in two separate transactions, one for our ResortQuest Mainland business and another for our ResortQuest Hawaii business). As a result of these transactions, we are now highly dependent on the success of our Hospitality segment. During the twelve months ended December 31, 2007, 89.6% of our total revenue from continuing operations was generated from our Hospitality segment. If we fail to successfully operate and/or develop our hotel and convention business, our overall financial condition and prospects could be adversely affected.
We could become subject to claims in connection with the sales of our interests in ResortQuest Mainland, ResortQuest Hawaii and Bass Pro Group, LLC.
     In connection with the sales of our equity interests in ResortQuest Mainland, ResortQuest Hawaii and Bass Pro Group, LLC, we agreed to indemnify the purchasers of these interests for a number of matters, including the breach of our representations, warranties and covenants contained in the agreements related to those transactions. A material breach or inaccuracy of any of the representations, warranties and covenants in any of the agreements related to those transactions could lead to a claim against us. Any such claims could require us to pay substantial sums and incur related costs and expenses and could have a material adverse effect on our financial condition.
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
     We have minority investments in RHAC Holdings, LLC and Waipouli Holdings, LLC which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations. For further discussion of these investments, see note 5 of our consolidated financial statements included herein.
We are subject to risks relating to acts of God, terrorist activity and war.
     Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. In January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at high risk for structural failure. Although the Corps has announced it is taking immediate action, including lowering the water level at Lake Cumberland and making structural repairs to the dam, to reduce the chances of any type of flood, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the Dam should fail. Some types of losses, such as from flood, earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause in the future our results to differ materially from anticipated results.
The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.
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
     We currently have a significant amount of debt. As of December 31, 2007, we had $981.1 million of total debt and stockholders’ equity of $941.5 million.
     Our substantial amount of debt could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place us at a competitive disadvantage compared with competitors that are less leveraged; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity;

•	limit our ability to obtain additional financing for planned expansions of our existing properties and acquisitions of additional properties.
     In addition, the terms of our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges for the years-ended December 31, 2007 and 2006, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $41.5 million for the year ended December 31, 2005. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance this indebtedness on favorable terms, or at all. We may incur additional debt in connection with our planned expansion of the Gaylord Opryland and/or Gaylord Texan, our development of the Gaylord National hotel project or any additional hotel development.
The agreements governing our debt, including our 8% senior notes, our 6.75% senior notes and our senior credit facility, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.
     Our existing financial agreements, including our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. Our senior credit facility requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes limit or prohibit our ability to, among other things:
•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock or other equity interests;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures;

•	use proceeds from any offering of securities, including the proceeds from this offering, to make capital expenditures in connection with the construction of Gaylord National; and

•	pay dividends and make other distributions from our subsidiaries to us.
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
     In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. We believe that the current market price of our common stock reflects expectations that we will be able to continue to operate our existing hotels profitably and to develop new hotel properties profitably. If we are unable to accomplish this, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, increased labor and other costs, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as the terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.
We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.
     We are a holding company, and we conduct the majority of our operations through our subsidiaries. As a result, our ability to meet our debt service obligations, including our obligations under the notes and our credit facility, substantially depends upon our subsidiaries’ cash flow and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. The payment of dividends and/or making of loans, advances or other payments by our subsidiaries will be subject to the approval of those subsidiaries’ boards, and our subsidiaries are not obligated to pay dividends or make loans, advances or other payments to us. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances or other payments may also be restricted by, among other things, applicable laws and regulations and current and future debt agreements into which our subsidiaries may enter.
To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
     Our ability to make payments on, or repay or refinance, our debt, including our obligations under the notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including the indentures governing our 6.75% senior notes and our 8% senior notes and other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our senior credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
Our stock repurchase program could increase the volatility of the price of our common stock.
     As described below, on February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. Repurchases may be made in the open market, subject to prevailing stock prices, general economic and market conditions, applicable legal requirements and other factors. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Further, our repurchase program may be suspended at any time in our discretion, and any discontinuation could cause the market price of our stock to decline.
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

proposing matters that can be acted upon by stockholders at meetings;

•	provide that special meetings of stockholders may be called only by our chairman or by majority of the members of our board of directors;

•	impose restrictions on ownership of our common stock by non-United States persons due to our ownership of a radio station; and

•	prohibit stockholder actions taken on written consent.
     We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for publicly traded equity securities or our notes, and also could limit the price that investors are willing to pay in the future for shares of our publicly traded equity securities. We have considered other measures such as adoption of a stockholder rights plan. Although we have not adopted such a plan to date, we may do so in the future.
Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
     Our board of directors has the power to issue up to 100.0 million shares of preferred stock without any action on the part of our stockholders. As of the date hereof, we have no shares of preferred stock outstanding. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue additional shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock or our notes could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.
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
Hospitality
We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.5 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 100 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 25 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which we are developing our Gaylord National Resort & Convention Center. All properties secure our $1.0 billion credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The Company’s common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2007		2006
	High	Low	High	Low
First Quarter	$56.99	$49.78	$46.18	$40.00
Second Quarter	57.57	52.51	48.56	40.21
Third Quarter	59.89	48.47	45.95	36.93
Fourth Quarter	56.10	37.64	51.83	42.83
There were approximately 2,700 record holders of our common stock as of January 31, 2008.
We did not pay dividends on our common stock during the 2007 or 2006 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.
On February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable Securities and Exchange Commission requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.

Item 6. Selected Financial Data
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA
     The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2005, 2004 and 2003 and for each of the two years in the period ended December 31, 2004 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 included herein.

	Years Ended December 31,
	2007	2006	2005	2004		2003
	(in thousands, except per share amounts)
Income Statement Data:
Revenues:
Hospitality	$669,743	$645,437	$576,927	$473,051		$369,263
Opry and Attractions	77,769	76,580	67,097	66,565		61,433
Corporate and Other	211	255	512	388		184

Total revenues	747,723	722,272	644,536	540,004		430,880

Operating expenses:
Operating costs	448,975	442,679	395,461	347,809		262,724
Selling, general and administrative	160,699	153,763	143,184	122,400		112,041
Preopening costs(1)	17,518	7,174	5,005	14,205		11,562
Impairment and other charges	—	—	—	1,212	(4)	856	(4)
Restructuring charges	—	—	—	196	(5)	—
Depreciation and amortization:
Hospitality	65,369	64,502	63,188	58,521		46,536
Opry and Attractions	5,500	5,663	5,347	5,215		5,129
Corporate and Other	6,480	4,903	4,049	4,737		6,099

Total depreciation and amortization	77,349	75,068	72,584	68,473		57,764

Total operating expenses	704,541	678,684	616,234	554,295		444,947

Operating income (loss):
Hospitality	110,126	99,080	72,684	43,525		42,347
Opry and Attractions	6,600	5,014	1,889	1,548		(600)
Corporate and Other	(56,026)	(53,332)	(41,266)	(43,751)		(43,396)
Preopening costs(1)	(17,518)	(7,174)	(5,005)	(14,205)		(11,562)
Impairment and other charges	—	—	—	(1,212	)(4)	(856	)(4)
Restructuring charges	—	—	—	(196	)(5)	—

Total operating income (loss)	43,182	43,588	28,302	(14,291)		(14,067)
Interest expense, net of amounts capitalized	(38,536)	(72,473)	(73,249)	(55,042)		(52,804)
Interest income	3,234	2,088	1,787	1,448		2,461
Unrealized gain (loss) on Viacom stock and CBS stock	6,358	38,337	(41,554)	(87,914)		39,831
Unrealized gain (loss) on derivatives, net	3,121	(16,618)	35,705	56,533		(33,228)
Income from unconsolidated companies	964	10,565	2,169	3,825		2,340
Other gains and (losses)	146,330 (3)	3,280	5,938	2,859		2,227

Income (loss) from continuing operations before income taxes	164,653	8,767	(40,902)	(92,582)		(53,240)
Provision (benefit) for income taxes	62,665	3,989	(10,832)	(34,763)		(22,635)

Income (loss) from continuing operations	101,988	4,778	(30,070)	(57,819)		(30,605)
Income (loss) from discontinued operations, net of taxes (2)	9,923	(84,213)	(3,880)	4,181		32,857

Net income (loss)	$111,911	$(79,435)	$(33,950)	$(53,638)		$2,252

Income (Loss) Per Share:
Income (loss) from continuing operations	$2.49	$0.12	$(0.75)	$(1.46)		$(0.89)

Income (loss) from discontinued operations, net of taxes	0.24	(2.08)	(0.10)	0.11		0.96

Net income (loss)	$2.73	$(1.96)	$(0.85)	$(1.35)		$0.07

Income (Loss) Per Share — Assuming Dilution:
Income (loss) from continuing operations	$2.41	$0.11	$(0.75)	$(1.46)		$(0.89)
Income (loss) from discontinued operations, net of taxes	0.24	(2.02)	(0.10)	0.11		0.96

Net income (loss)	$2.65	$(1.91)	$(0.85)	$(1.35)		$0.07

	As of December 31,
	2007		2006		2005		2004		2003
	(in thousands)

Balance Sheet Data:
Total assets	$2,336,867	(6)	$2,632,510	(6)	$2,532,590	(6)	$2,521,045	(6)	$2,581,010	(6)
Total debt	981,100	(7)	755,553	(7)	599,067	(7)	576,409	(7)	548,759	(7)

Secured forward exchange contract	—	(6)	613,054	(6)	613,054	(6)	613,054	(6)	613,054	(6)
Total stockholders’ equity	941,492		798,026		848,567		869,601		906,793

(1)	Preopening costs are related to the Gaylord Texan and our Gaylord National hotel project in the Washington, D.C. area. Gaylord Texan opened in April 2004, and Gaylord National is expected to open in 2008.
(2)	In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the provisions of SFAS No. 144, we have presented the operating results and financial position of the following businesses as discontinued operations for all periods presented: ResortQuest; WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, our artist management business; Oklahoma RedHawks; our international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and our water taxis.
(3)	On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash and recognized a pre-tax gain of $140.3 million on the sale.
(4)	Reflects the reduction in the carrying value of certain assets.
(5)	Related primarily to employee severance and contract termination costs.
(6)	In 1999 we recognized a pretax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock, which was later converted into 11,003,000 shares of Viacom, Inc. Class B common stock, $4.2 million of cash and other consideration. During 2000, we entered into a seven-year secured forward exchange contract (“SFEC”) for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom, Inc. Class B common stock. As further discussed in Note 6 to our consolidated financial statements for the year ended December 31, 2007 included herewith, we exchanged the 10,937,900 shares of Viacom, Inc. Class B common stock for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006. During May 2007, the SFEC contract matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet during the second quarter of 2007. The CBS Stock and Viacom Stock were included in total assets at their market values of $394.9 million, $356.6 million, $400.4 million, and $488.3 million at December 31, 2006, 2005, 2004, and 2003, respectively. Prepaid interest related to the secured forward exchange contract of $10.5 million, $37.3 million, $64.3 million, and $91.2 million, was included in total assets at December 31, 2006, 2005, 2004, and 2003, respectively.
(7)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2007	2006	2005

Hospitality	90%	89%	90%
Opry and Attractions	10%	11%	10%
Corporate and Other	0%	0%	0%
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
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Recent events, including fallout from problems in the U.S. subprime mortgage market, indicate a potential near-term recession in the national economy. A recession or downturn in the national economy or in a region constituting a significant source of customers for any of our properties, or the public perception that a recession or downturn might occur, could result in fewer advance bookings, fewer transient customers visiting our properties, and/or guests spending less money at our properties, each of which could adversely affect our results of operations. While we believe that the large group customers that make up the core of our revenues are less susceptible to changes in economic conditions, there can be no assurance that a downturn in general economic conditions would not have an adverse effect on the Company’s results of operations.
Our business is also exposed to risks related to tourism, including terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our properties are located are also important risks to our business. See Item 1A, “Risk Factors,” above for additional discussion regarding the risk factors that could cause our actual results to differ from our expected or historical results.
Recent Developments
Bass Pro. On May 31, 2007, we and our wholly owned subsidiary, Gaylord Hotels, Inc., completed the sale of all of our interest in Bass Pro Group, LLC (consisting of 43,333 common units) for a purchase price of $222.0 million pursuant to the terms of a Common Unit Repurchase Agreement, dated April 3, 2007. The purchase price was paid in cash in full at closing. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale. See “Non-Operating Results Affecting Net Income (Loss) — Income from Unconsolidated Companies” below for a discussion of the results of our investment in Bass Pro prior to the date of disposal.
ResortQuest. Following the closing of the sale of our interest in Bass Pro Group, LLC, on May 31, 2007, our wholly-owned subsidiary, ResortQuest International, Inc. (“RQI”), completed the sale of all of the equity interests of RQI Holdings, LLC (f/k/a RQI

Holdings, Ltd.) and ResortQuest Real Estate of Hawaii, LLC (f/k/a ResortQuest Real Estate of Hawaii, Inc.) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International (“Vacation Holdings”), pursuant to the terms of a Stock Purchase Agreement dated as of April 18, 2007 (the “ResortQuest Hawaii Purchase Agreement”), by and among us, RQI, Vacation Holdings and Interval Acquisition Corp. The purchase price paid by Vacation Holdings was $109.1 million, prior to giving effect to a purchase price adjustment based on the working capital of the acquired entities as of the closing. The purchase price was paid in cash in full at closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, as our ownership interests in these hotel ownership joint venture entities were excluded from this transaction.
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
As a result of the transactions described above, the results of operations of our ResortQuest business, net of taxes, are included in discontinued operations for all periods presented. See “Non-Operating Results Affecting Net Income (Loss) — Income (Loss) from Discontinued Operations, Net of Taxes” below for a discussion of the results of operations of our ResortQuest business.
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
We recognize Hospitality segment revenue from rooms as earned on the close of business each day when a stay occurs. Revenues from food and beverage and retail sales are recognized at the time of sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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

Overall Outlook
We have invested heavily in our operations in the years ended December 31, 2007, 2006 and 2005, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004 and the construction of the Gaylord National hotel project, described below, beginning in 2005 and continuing in 2006 and 2007. Our investments in the balance of 2008 are expected to consist primarily of ongoing capital improvements for our existing properties (particularly the expansions at Gaylord Opryland and Gaylord Texan) and the continued construction of the Gaylord National.
On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million, on which land we are developing a hotel to be known as the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of the project. The project was originally planned to include a 1,500 room hotel; however, we have expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, we will pay an additional $8 million for land improvements related to the expanded facility upon completion of the project. We currently expect to open the hotel in 2008.
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
We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. As of December 31, 2007, we had committed to pay $870.9 million under this agreement and the other agreements for construction services and supplies and other construction related costs ($97.9 million of which was outstanding as of such date). Construction costs to date have exceeded our initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. We have also reserved our rights with our general contractor and architect for possible claims concerning cost overruns. We currently estimate that the total cost of the project will be approximately $920 - $950 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes approximately $72 million in capitalized interest, approximately $48 million in pre-opening costs and the governmental economic incentives. As of December 31, 2007, we have spent approximately $721.7 million (excluding capitalized interest and pre-opening costs) on the project. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, to fund the development and construction.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which we would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, we are unable to predict whether such approvals would be forthcoming.
With respect to our existing properties, we expect to commence expansion projects at both Gaylord Opryland and Gaylord Texan in late 2008 or early 2009. The city of Nashville has approved an $80 million bond issue in connection with our planned expansion at Gaylord Opryland, which would add approximately 400 guest rooms, a significant amount of new meeting facilities and additional parking. The planned expansion at Gaylord Texan would add approximately 500 guest rooms, approximately 200,000 square feet of additional meeting and prefunction space and additional leisure amenities, including an outdoor resort pool. Significant components of the proposed Gaylord Texan expansion are subject to, among other things, approval by the U.S. Army Corps of Engineers, which has not yet been obtained.

We entered into an Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”), as well as approximately 90 acres of undeveloped land adjacent thereto.
The purchase price payable by us under the Purchase Agreement is $252.5 million, payable in cash at closing, which amount is subject to certain adjustments at closing. In addition, we will be required to pay a termination fee in an amount not to exceed $3.3 million at closing in connection with the termination of the current management agreement for the La Cantera Resort.
On January 21, 2008, we entered into an amendment (the “Amendment”) with Sellers to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit (the “Deposit”) previously paid by us to an escrow agent under the Purchase Agreement would be released to Sellers, and that the Deposit would be non-refundable to us except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date. In the event the transaction closes, the Deposit will be credited toward the purchase price.
The Amendment conditioned the closing of the transactions under the Purchase Agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. We are in the process of seeking an additional capital partner to complete this transaction. In the event that we do not find a suitable capital partner, it is anticipated that we will not close this transaction.
We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and we have not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
On February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable Securities and Exchange Commission requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

Selected Financial Information
The following table contains our selected financial information for each of the three years ended December 31, 2007, 2006 and 2005. The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

	Years Ended December 31,
	2007	%	2006	%	2005	%
	(in thousands, except percentages)

Income Statement Data:
REVENUES:
Hospitality	$669,743	89.6%	$645,437	89.4%	$576,927	89.6%
Opry and Attractions	77,769	10.4%	76,580	10.6%	67,097	10.4%
Corporate and Other	211	0.0%	255	0.0%	512	0.0%

Total revenues	747,723	100.0%	722,272	100.0%	644,536	100.0%

OPERATING EXPENSES:
Operating costs	448,975	60.0%	442,679	61.3%	395,461	61.4%
Selling, general and administrative	160,699	21.5%	153,763	21.3%	143,184	22.2%
Preopening costs	17,518	2.3%	7,174	1.0%	5,005	0.8%
Depreciation and amortization:
Hospitality	65,369	8.7%	64,502	8.9%	63,188	9.8%
Opry and Attractions	5,500	0.7%	5,663	0.8%	5,347	0.8%
Corporate and Other	6,480	0.9%	4,903	0.7%	4,049	0.6%

Total depreciation and amortization	77,349	10.3%	75,068	10.4%	72,584	11.3%

Total operating expenses	704,541	94.2%	678,684	94.0%	616,234	95.6%

OPERATING INCOME (LOSS):
Hospitality	110,126	16.4%	99,080	15.4%	72,684	12.6%
Opry and Attractions	6,600	8.5%	5,014	6.5%	1,889	2.8%
Corporate and Other	(56,026)	(A )	(53,332)	(A )	(41,266)	(A )
Preopening costs	(17,518)	(B )	(7,174)	(B )	(5,005)	(B )

Total operating income	43,182	5.8%	43,588	6.0%	28,302	4.4%
Interest expense, net of amounts capitalized	(38,536)	(C )	(72,473)	(C )	(73,249)	(C )
Interest income	3,234	(C )	2,088	(C )	1,787	(C )
Unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net	9,479	(C )	21,719	(C )	(5,849)	(C )
Income from unconsolidated companies	964	(C )	10,565	(C )	2,169	(C )
Other gains and (losses)	146,330	(C )	3,280	(C )	5,938	(C )
(Provision) benefit for income taxes	(62,665)	(C )	(3,989)	(C )	10,832	(C )
Gain (loss) from discontinued operations, net of taxes	9,923	(C )	(84,213)	(C )	(3,880)	(C )

Net income (loss)	$111,911	(C )	$(79,435)	(C )	$(33,950)	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(in thousands, except percentages and per share data)

Total revenues	$747,723	3.52%	$722,272	12.06%	$644,536
Total operating expenses	704,541	3.81%	678,684	10.13%	616,234
Operating income	43,182	-0.93%	43,588	54.01%	28,302
Net income (loss)	111,911	240.88%	(79,435)	-133.98%	(33,950)
Net income (loss) per share — fully diluted	2.65	238.74%	(1.91)	-124.71%	(0.85)
2007 Results As Compared to 2006 Results
The increase in our total revenues and total operating expenses in the twelve months ended December 31, 2007, as compared to the same period in 2006, was due primarily to increased Hospitality operating segment revenues and operating expenses, as more fully described below.
These increased revenues and operating expenses, combined with a $10.3 million increase in preopening costs described below, resulted in operating income of $43.2 million for 2007, as compared to operating income of $43.6 million in the same period in 2006. Despite our stable operating income in 2007, as compared to 2006, our net income increased $191.3 million in 2007 (as compared to 2006) due to the following factors, each as described more fully below:
•	Other gains and losses of $146.3 million in 2007, as compared to other gains and losses of $3.3 million in 2006, primarily relating to the gain on the sale of our interest in Bass Pro Group, LLC, which served to increase our net income by $143.0 million in 2007 as compared to 2006.

•	A gain on discontinued operations, net of taxes, of $9.9 million in 2007, as compared to a loss on discontinued operations, net of taxes, of $84.2 million in 2006, related primarily to the operations and disposition of our ResortQuest business, which served to increase our net income by $94.1 million in 2007 as compared to 2006.

•	Interest expense of $38.5 million in 2007, as compared to interest expense of $72.5 million in 2006, primarily as a result of increased capitalized interest during 2007, which served to increase our net income by $34.0 million in 2007 as compared to 2006.

•	A provision for income taxes of $62.7 million in 2007, as compared to a provision for income taxes of $4.0 million in 2006, which served to decrease our net income by $58.7 million in 2007 as compared to 2006.

•	The recognition of a net unrealized gain on our investment in Viacom and CBS stock and the related secured forward exchange contract of $9.5 million in 2007, as compared to a net unrealized gain of $21.7 million in 2006, which served to reduce our net income by $12.2 million in 2007 as compared to 2006.
2006 Results As Compared to 2005 Results
The $77.7 million increase in our total revenues in 2006, as compared to 2005, was primarily due to improved Hospitality segment revenues (an increase of $68.5 million), as well as increased revenues at our Opry and Attractions segment (an increase of $9.5 million), each as described more fully below. The $62.5 million increase in our operating expenses in 2006, as compared to 2005, is primarily attributable to increased Hospitality segment operating expenses (an increase of $42.1 million), increased operating expenses at our Opry and Attractions segment (an increase of $6.4 million), and increased Corporate segment operating expenses (an increase of $11.8 million), each as described more fully below.
The increased revenues and operating expenses described above resulted in operating income of $43.6 million for 2006, as compared to operating income of $28.3 million in 2005. Despite the $15.3 million increase in our operating income in 2006, our net loss increased $45.5 million in 2006 (as compared to 2005), due to the following factors, each as described more fully below:
•	The recognition of a net unrealized gain on our investment in Viacom and CBS stock and the related secured forward exchange contract of $21.7 million in 2006, as compared to a net unrealized loss of $5.8 million in 2005, which served to reduce our net loss by $27.6 million in 2006 as compared to 2005.

•	Income from unconsolidated companies of $10.6 million in 2006, as compared to income from unconsolidated companies of $2.2 million in 2005, reflecting our equity in earnings from our minority investments in Bass Pro and our two Hawaii hotel joint ventures, which served to reduce our net loss by $8.4 million in 2006 as compared to 2005.

•	Provision for income taxes of $4.0 million in 2006, as compared to a benefit for income taxes of $10.8 million in 2005, which served to increase our net loss by $14.8 million in 2006 as compared to 2005.

•	A loss on discontinued operations of $84.2 million in 2006, as compared to a loss on discontinued operations of $3.9 million in 2005, described more fully in “Income (Loss) from Discontinued Operations, Net of Taxes” below, which served to increase our net loss by $80.3 million in 2006 as compared to 2005.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment ADR in 2007 and 2006, as compared to prior periods, which led to the increased Hospitality segment revenues we experienced in these periods. While system-wide Hospitality segment occupancy rates remained relatively stable in 2007, as compared to 2006, the increase in occupancy rates in 2006, as compared to 2005, positively impacted Hospitality segment revenues in 2006.

•	Increased revenues associated with banquet and catering and other ancillary services revenue at our hotels for 2007 and 2006, described more fully below, which positively impacted Hospitality Total RevPAR as compared to prior periods.

•	Increased preopening costs for 2007 and 2006 associated primarily with construction of the Gaylord National, described more fully below, which decreased our operating income as compared to prior periods.
Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Results for prior periods have not been restated. As a result of adopting FIN 48, we recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had $7.6 million of unrecognized tax benefits, of which none would affect our effective tax rate if recognized. As of December 31, 2007, we had $15.1 million of unrecognized tax benefits, of which $7.5 million would affect our effective tax rate if recognized. The adoption of FIN 48 had no impact on our net income or earnings per share.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(in thousands, except percentages and performance metrics)
Hospitality revenue (1)	$669,743	3.77%	$645,437	11.87%	$576,927
Hospitality operating expenses:
Operating costs	392,655	1.77%	385,824	11.45%	346,200
Selling, general and administrative	101,593	5.79%	96,031	1.24%	94,855
Depreciation and amortization	65,369	1.34%	64,502	2.08%	63,188

Total Hospitality operating expenses	559,617	2.43%	546,357	8.35%	504,243

Hospitality operating income (2)	$110,126	11.15%	$99,080	36.32%	$72,684

Hospitality performance metrics:
Occupancy (6)	77.7%	-0.38%	78.0%	5.55%	73.9%
ADR	$160.94	3.83%	$155.01	3.53%	$149.73
RevPAR (3) (6)	$125.13	3.47%	$120.93	9.29%	$110.65
Total RevPAR (4) (6)	$307.49	5.14%	$292.47	11.35%	$262.65
Net Definite Room Nights Booked (5)	1,970,000	17.96%	1,670,000	-9.24%	1,840,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 405,000, 347,000 and 434,000 room nights for the years ended December 31, 2007, 2006 and 2005, respectively, related to Gaylord National, which we expect to open in 2008.

(6)	Excludes 48,752, 20,048, and 29,551 room nights that were taken out of service during the years ended December 31, 2007, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in total Hospitality segment revenue and RevPAR for the year ended December 31, 2007, as compared to the same period in 2006, was due primarily to the increase in ADR combined with relatively stable system-wide occupancy rates at each property. The increase in total Hospitality segment revenue and RevPAR for the year ended December 31, 2006, as compared to the same period in 2005, was due to improved performance in the segment, primarily attributable to increased system-wide occupancy and average daily rate. Although all of our properties experienced improved occupancy during 2006, the increase in system-wide occupancy was primarily driven by the increase in occupancy at Gaylord Opryland, described more fully below. Additionally, improved system-wide catering and other ancillary revenues served to supplement the impact of the improved RevPAR upon our Total RevPAR in both 2007 and 2006, as described more fully below.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for both the year ended December 31, 2007 and the year ended December 31, 2006, as compared to prior periods, is attributable to an increase in Hospitality segment operating costs, Hospitality segment selling, general and administrative expenses and Hospitality segment depreciation and amortization expense, each as described more fully below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in 2007, as compared to 2006, due to the increased costs associated with the increased revenues described above. Operating costs at Gaylord Texan, described more fully below, were a primary driver of this increase. Hospitality operating costs increased in 2006, as compared to 2005, due to additional costs necessary to service the additional occupancy and the other ancillary revenues. Operating costs at Gaylord Opryland, described more fully below, were a primary driver of this increase.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the year ended December 31, 2007, as compared to the same period in 2006, primarily due to increases at Gaylord Opryland and at Gaylord Texan, as described below. Total Hospitality segment selling, general and administrative expenses increased only slightly in the year ended December 31, 2006, as compared to the same period in 2005, as increases at Gaylord Opryland and at Gaylord Texan were offset by a decrease at Gaylord Palms, as described below.
Hospitality depreciation and amortization expense remained relatively stable for the years ended December 31, 2007 and 2006, as compared to prior periods.

     Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the years ended December 31, 2007, 2006 and 2005:
     Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(in thousands, except percentages and performance metrics)
Total revenues	$286,021	1.7%	$281,224	17.9%	$238,495
Operating expense data:
Operating costs	172,908	0.2%	172,627	17.5%	146,955
Selling, general and administrative	41,873	9.4%	38,273	4.4%	36,674
Hospitality performance metrics:
Occupancy (1)	80.2%	-0.9%	80.9%	7.3%	75.4%
ADR	$151.50	3.9%	$145.87	4.6%	$139.43
RevPAR (1)	$121.57	3.0%	$118.06	12.3%	$105.14
Total RevPAR (1)	$285.22	4.6%	$272.63	16.8%	$233.36

(1)	Excludes 48,752, 20,048, and 29,551 room nights that were taken out of service during the years ended December 31, 2007, 2006 and 2005, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland.
The increase in Gaylord Opryland revenue and RevPAR in the year ended December 31, 2007, as compared to the same period in 2006, was due to a combination of slightly lower occupancy rates and a higher ADR, as a slight reduction of group business was offset by higher nightly room rates paid by guests (as compared to the prior period). Improved food and beverage and other ancillary revenues, driven by improved catering revenues, improved food and beverage revenues resulting from the new restaurant offerings at the hotel, and revenues from the hotel’s ICE! holiday exhibit, served to further increase the hotel’s Total RevPAR in 2007.
The increase in Gaylord Opryland revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to increased occupancy at the hotel combined with an increased ADR (resulting from higher room rates as compared to the prior period). The increase in occupancy was driven by more group business at the hotel combined with improved transient business in 2006 as compared to 2005. Improved food and beverage and other ancillary revenues, driven primarily by improved catering revenues associated with the hotel’s group business, served to further increase the hotel’s Total RevPAR in 2006. Gaylord Opryland’s revenues and operating performance metrics in 2006 were also impacted by the continued multi-year rooms renovation program.
Operating costs at Gaylord Opryland in 2007, as compared to 2006, remained stable. The increase in operating costs at Gaylord Opryland in 2006, as compared to 2005, was due to the increased labor and other variable costs associated with the higher occupancy levels described above, as well as the additional cost of sales associated with increased food and beverage and other ancillary revenues.
The increase in selling, general and administrative expenses at Gaylord Opryland in 2007, as compared to the same period in 2006, was primarily due to a one-time charge incurred by Gaylord Opryland in the first quarter of 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court. The increase in selling, general and administrative expenses at Gaylord Opryland in 2006, as compared to the same period 2005, was due to additional compensation expense and increased sales and marketing costs.

     Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	% Change	2006	% Change	2005

	(in thousands, except percentages and performance metrics)
Total revenues	$181,826	2.9%	$176,634	6.7%	$165,547
Operating expense data:
Operating costs	103,453	2.2%	101,257	9.3%	92,618
Selling, general and administrative	32,154	0.3%	32,055	-6.0%	34,086
Hospitality performance metrics:
Occupancy	77.1%	0.1%	77.0%	3.9%	74.1%
ADR	$180.52	2.6%	$175.90	3.2%	$170.48
RevPAR	$139.18	2.8%	$135.42	7.2%	$126.32
Total RevPAR	$354.30	2.9%	$344.19	6.7%	$322.58
The increase in Gaylord Palms revenue and RevPAR in the year ended December 31, 2007, as compared to the same period in 2006, was due to a combination of relatively stable occupancy rates and a higher ADR, due to a stable volume of group business and higher nightly room rates paid by guests (as compared to the prior period). The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to a combination of increased occupancy and ADR for the period, driven by higher-paying group meetings and conventions at the hotel during the period. Improved food and beverage and other ancillary revenues, driven primarily by the increased occupancy, served to further increase the hotel’s Total RevPAR in 2007 and 2006.
Operating costs at Gaylord Palms in the years ended December 31, 2007 and 2006, as compared to prior periods, increased due to increases in variable expenses at the hotel, including expenses associated with servicing the increased occupancy and food and beverage revenues during the periods.
The hotel’s selling, general and administrative expenses for the year ended December 31, 2007, as compared to the same period in 2006, remained comparable, as administrative costs in 2007 remained steady. The hotel’s selling, general and administrative expenses for the year ended December 31, 2006, as compared to the same period in 2005, decreased due to lower administrative costs in 2006.

     Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,

	2007	% Change	2006	% Change	2005

	(in thousands, except percentages and performance metrics)
Total revenues	$192,777	7.9%	$178,641	8.3%	$165,015
Operating expense data:
Operating costs	112,333	4.3%	107,734	4.4%	103,211
Selling, general and administrative	25,391	6.3%	23,887	7.8%	22,149
Hospitality performance metrics:
Occupancy	74.9%	0.7%	74.4%	3.8%	71.7%
ADR	$172.92	4.2%	$165.99	2.4%	$162.03
RevPAR	$129.55	4.9%	$123.50	6.3%	$116.20
Total RevPAR	$349.54	7.9%	$323.91	8.3%	$299.20
The increase in Gaylord Texan revenue and RevPAR in the year ended December 31, 2007, as compared to the same period in 2006, was due to a combination of slightly higher occupancy rates and a higher ADR, due to a stable volume of group business and higher nightly room rates paid by guests (as compared to the prior period). Increases in revenue and Total RevPAR in 2007 were also due in part to a full year of operations of the Glass Cactus, as well as additional banquet and catering revenues and transportation and parking revenue increases. The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the year ended December 31, 2006, as compared to the same period in 2005, was due to a combination of higher occupancy and ADR for the period as a result of increased group business. Improved food and beverage and other ancillary revenues, driven primarily by revenues from the Glass Cactus entertainment complex (which opened in September 2006) and increased group occupancy, served to further increase the hotel’s Total RevPAR in 2006.
The increase in operating costs at the Gaylord Texan in the year ended December 31, 2007, as compared to the same period in 2006, is due to the increased costs necessary to serve the increased ancillary revenues, including a full year of costs associated with the Glass Cactus, described above. The increase in operating costs at the Gaylord Texan in the year ended December 31, 2006, as compared to the same period in 2005, is due to the increased labor and other variable costs associated with the higher occupancy levels described above, the additional cost of sales from increased food and beverage and other ancillary revenues, and increased property tax expense.
The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2007, as compared to the same period in 2006, was due primarily to increased selling and marketing expenses. The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2006, as compared to the same period in 2005, was due primarily to an increase in compensation expense as a result of stock option expense, increased incentive compensation expense, and certain management positions which were vacant during portions of 2005 being filled in 2006.

Opry and Attractions Segment
     The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,

	2007	% Change	2006	% Change	2005

	(in thousands, except percentages)
Total revenues	$77,769	1.6%	$76,580	14.1%	$67,097
Operating expense data:
Operating costs	47,422	-1.1%	47,944	13.4%	42,263
Selling, general and administrative	18,247	1.6%	17,959	2.1%	17,598
Depreciation and amortization	5,500	-2.9%	5,663	5.9%	5,347

Operating income	$6,600	31.6%	$5,014	165.4%	$1,889

Opry and Attractions segment revenues for the year ended December 31, 2007, as compared to the same period in 2006, increased due to higher revenues at the Grand Ole Opry and Wildhorse Saloon during the year-ended December 31, 2007 as compared to the same period in 2006. These higher revenues were partially offset by lower revenues at our Corporate Magic corporate event planning business, as it produced fewer large corporate events in 2007 compared to 2006. The increase in revenues in the Opry and Attractions segment for the year ended December 31, 2006, as compared to the same period in 2005, was primarily due to increased revenues at the Grand Ole Opry caused by a combination of increased attendance and ticket prices, increased sales of Grand Ole Opry-related merchandise and increased revenues from our Ryman Auditorium concert series and Corporate Magic event planning business.
Opry and Attractions operating costs for the year ended December 31, 2007, as compared to the prior period in 2006, decreased slightly due in part to the reduction in operating costs at Corporate Magic associated with the reduced number of events produced as described above. The increase in Opry and Attractions operating costs for the year ended December 31, 2006, as compared to the prior period, was due primarily to additional labor and other variable costs, including cost of sales, related to the increased revenues described above.
Corporate and Other Segment
     The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,

	2007	% Change	2006	% Change	2005

	(in thousands, except percentages and performance metrics)
Total revenues	$211	-17.3%	$255	-50.2%	$512
Operating expense data:
Operating costs	8,898	-0.2%	8,918	27.1%	7,019
Selling, general and administrative	40,859	2.7%	39,766	29.5%	30,710
Depreciation and amortization	6,480	32.2%	4,903	21.1%	4,049

Operating loss	$(56,026)	-5.1%	$(53,332)	-29.2%	$(41,266)

Corporate and Other group revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, were stable in the year ended December 31, 2007, as compared to the same period in 2006. Corporate and Other selling, general and administrative expenses, which consist of the Gaylord Entertainment Center naming rights agreement (prior to its termination on February 22, 2005), senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the year ended December 31, 2007, as compared to the same period in 2006, due primarily to increased employment costs and consulting costs to support the company’s growth initiatives. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the year ended December 31, 2007, as compared to the same period in 2006, due to the purchase of a new corporate aircraft and additional information technology equipment and software.
Corporate and Other operating costs increased in the year ended December 31, 2006, as compared to the same period in 2005, primarily due to an increase in contract service costs and consulting fees related to information technology initiatives. Corporate and Other selling, general and administrative expenses increased in the year ended December 31, 2006, as compared to the same period in 2005, due primarily to stock option expense that was recorded in 2006 that was not recorded in 2005 as a result of our adoption of Statement 123(R), Share-Based Payment, effective January 1, 2006, as well as increases in other employment-related expenses. Corporate and Other selling, general and administrative expenses during 2005 were also impacted by the net reversal of $2.4 million of expense previously accrued under the naming rights agreement as a result of the settlement of litigation in connection with that agreement, the effect of which was largely offset by the contribution by us of $2.3 million of Viacom stock to a newly formed Gaylord charitable foundation in the first quarter of 2005. Corporate and Other depreciation and amortization expense increased in the year ended December 31, 2006, as compared to the same period in 2005, due to an increase in information technology equipment and capitalized electronic data processing software costs placed in service.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs for the year-ended ended December 31, 2007 were $17.5 million, all of which were related to the construction of the Gaylord National.
Preopening costs for the twelve months ended December 31, 2006 were $7.2 million, of which $6.4 million was related to the construction of the Gaylord National and $0.8 million was related to the construction of the new Glass Cactus entertainment complex at the Gaylord Texan.
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,

	2007	% Change	2006	% Change	2005

	(in thousands, except percentages and performance metrics)
Interest expense, net of amounts capitalized	$(38,536)	46.8%	$(72,473)	1.1%	$(73,249)
Interest income	3,234	54.9%	2,088	16.8%	1,787
Unrealized gain (loss) on Viacom stock and derivatives, net	9,479	-56.4%	21,719	471.3%	(5,849)
Income from unconsolidated companies	964	-90.9%	10,565	387.1%	2,169
Other gains and (losses)	146,330	4361.3%	3,280	-44.8%	5,938
Provision (benefit) for income taxes	62,665	1470.9%	3,989	136.8%	(10,832)
Gain (loss) from discontinued operations, net of taxes	9,923	111.8%	(84,213)	-2070.4%	(3,880)
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased $34.0 million to $38.5 million (net of capitalized interest of $42.3 million) in 2007, due primarily to a $32.3 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007 and the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion. Capitalized interest increased from $10.0 million during 2006 to $42.3 million during 2007 due to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 7.3% in 2007 as compared to 6.5% in 2006.
Interest expense, net of amounts capitalized, decreased $0.8 million to $72.5 million (net of capitalized interest of $10.0 million) in 2006, due primarily to a $7.6 million increase in capitalized interest, the effect of which was partially offset by the impact of higher average debt balances during 2006. Capitalized interest increased from $2.5 million during 2005 to $10.0 million during 2006 due to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 6.5 % in 2006 as compared to 6.3% in 2005.
As further discussed in Note 6 to our consolidated financial statements for the year ended December 31, 2007 included herewith, the secured forward exchange contract related to our Viacom Stock and CBS Stock investments resulted in non-cash interest expense of $10.5 million and $26.9 million for the years ended December 31, 2007 and 2006, respectively.
Interest Income
The increase in interest income during the year ended December 31, 2007, as compared to the same period in 2006, is due to higher cash balances invested in interest-bearing accounts and increased interest rates. The increase in interest income during the year ended December 31, 2006, as compared to the same period in 2005, is due to higher cash balances invested in interest-bearing accounts and increased interest rates.
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
In May 2007, the secured forward exchange contract matured and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance during the second quarter of 2007.
For the year-ended December 31, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom stock and CBS stock. For the year-ended December 31, 2007, we recorded a net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $9.5 million related to the unrealized gain (loss) on Viacom stock and CBS stock and derivatives, net, for the twelve months ended December 31, 2007.
For the year ended December 31, 2006, we recorded net pretax gains of $38.3 million related to the increase in fair value of the Viacom and CBS stock. For the year ended December 31, 2006, we recorded net pretax losses of $16.6 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract.
For the year ended December 31, 2005, we recorded net pretax losses of $41.6 million related to the decrease in fair value of the Viacom stock. For the year ended December 31, 2005, we recorded net pretax gains of $35.7 million related to the increase in fair value of the derivatives associated with the secured forward exchange contact.

Income From Unconsolidated Companies
We account for our investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2007, 2006 and 2005 consisted of equity method income (loss) from these investments as follows:

	Years Ended December 31,

	2007	% Change	2006	% Change	2005

	(in thousands, except percentages and performance metrics)
Bass Pro	$1,694	-86.2%	$12,252	508.9%	$2,012
RHAC Holdings, LLC	35	104.2%	(835)	-631.8%	157
Waipouli Holdings, LLC	(765)	10.2%	(852)	n/a	—

Total	$964	-90.9%	$10,565	387.1%	$2,169

     Bass Pro. Prior to May 31, 2007, we owned 13.0% of Bass Pro Group, LLC, the owner of the Bass Pro, Inc., Tracker Marine Boats and Big Cedar Lodge businesses. On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC (consisting of 43,333 common units) to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. We recognized a pre-tax gain of $140.3 million from the sale of our interest in Bass Pro Group, LLC, which is recorded in other gains and losses as more fully described below. We recorded equity method income from our investment in Bass Pro prior to the date of sale as shown above. Net proceeds from the sale of $221.5 million were used to reduce our outstanding indebtedness. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale.
Prior to December 14, 2005, we owned 26.6% of Bass Pro, Inc. On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed to Bass Pro Group, LLC (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, L.L.C., Tracker Marine Retail LLC and Big Cedar L.L.C. As a result, Bass Pro, Inc., Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar, L.L.C. became wholly-owned subsidiaries of Bass Pro Group, LLC. Because Bass Pro Group, LLC received these additional businesses through contribution simultaneously with its receipt of Bass Pro, Inc. stock through contribution, we received a 13.0% interest in Bass Pro Group, LLC, as opposed to our previous 26.6% interest in Bass Pro, Inc. However, we continued to account for our investment in Bass Pro Group, LLC under the equity method of accounting.
In the second quarter of 2005, Bass Pro, Inc. restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro, Inc. accounted for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro Inc.’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in our income from unconsolidated companies of $1.7 million. We determined that the impact of the adjustments recorded by Bass Pro, Inc. was immaterial to our consolidated financial statements in all prior periods. Therefore, we reflected our $1.7 million share of the restatement adjustments as a one-time adjustment to loss from unconsolidated companies during the second quarter of 2005.
     RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). On May 31, 2005, we, through a wholly-owned subsidiary, RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (the “Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, we entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for our $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. consisting of a $70.0 million loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC,LLC. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB- SIV require our approval as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which we formerly owned) manages the hotel under a 20-year hotel management agreement from RHAC, LLC and ResortQuest Hawaii is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. We account for our investment in RHAC Holdings, LLC under the equity method of accounting.
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
Other Gains and (Losses)
Our other gains and (losses) for the year ended December 31, 2007 primarily consisted of a $140.3 million gain on the sale of our investment in Bass Pro Group, LLC, as well as a dividend distribution related to our investment in CBS stock and a gain on the sale of the previously utilized corporate aircraft.
Our other gains and (losses) for the year ended December 31, 2006 primarily consisted of the receipt of dividend distributions related to our investment in CBS stock and other miscellaneous income and expenses.
Our other gains and (losses) for the year ended December 31, 2005 primarily consisted of the receipt of dividend distributions from our investment in Viacom stock, a gain on the sale of an internet domain name, a $2.1 million gain on the sale of the Ryman Auditorium parking lot, gains and losses on the sales of certain other fixed assets and other miscellaneous income and expenses.

Benefit for Income Taxes
The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1%	-23%	-1%
Discontinued operations	2%	27%	-10%
Other	0%	7%	2%

	38%	46%	26%

The decrease in our effective tax rate for the year ended December 31, 2007, as compared to our effective tax rate for the same period in 2006, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
The increase in our effective tax rate for the year ended December 31, 2006, as compared to our effective tax rate for the same period in 2005, was due primarily to the tax effect of discontinued operations, the effects of which were partially offset by a change in the tax rate used to value certain state deferred tax assets.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the years ended December 31, 2007, 2006 and 2005, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
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

     During the second quarter of 2007, we committed to a plan of disposal of the remainder of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in our ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the year-ended December 31, 2007, we recognized a pretax gain of $50.0 million in discontinued operations in the accompanying consolidated statement of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $107.7 million were used to reduce our outstanding indebtedness.
     On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. As of June 30, 2007, we estimated that we would be required to pay $4.9 million to BEI — RZT Corporation pursuant to the final purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. We accrued this liability during the second quarter of 2007 as part of the loss on the sale of ResortQuest Mainland. During the third quarter of 2007, we and BEI — RZT Corporation reached an agreement that we would be required to pay approximately $8.0 million to BEI — RZT Corporation pursuant to the final purchase price adjustment. We accrued the additional $3.1 million purchase price adjustment during the third quarter of 2007. We and BEI — RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI — RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments, we recognized a pretax loss of $59.5 million in discontinued operations in the accompanying consolidated statements of operations for the year-ended December 31, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, of which $0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.4 million were used to reduce our outstanding indebtedness.
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

     As a result of a significant adverse change in the business climate at one of the markets of our ResortQuest business during the third quarter of 2006, we assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets.
     Also during 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis and Charley. The Company has recorded the net recovery of $4.9 million as revenue in the results of operations of businesses accounted for as discontinued operations presented below.
     Acuff-Rose Music Publishing. During the second quarter of 2002, we committed to a plan of disposal of our Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, we finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. We recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale. Proceeds of $25.0 million were used to reduce our outstanding indebtedness. During the fourth quarter of 2007, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $0.5 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
REVENUES:
ResortQuest	$91,229	$227,969	$240,215

OPERATING LOSS:
ResortQuest	$(4,460)	$(1,965)	$(8,690)
Acuff Rose Music Publishing	517	—	—
Other	—	6	—
Impairment charges	—	(110,710)	(2,749)
Restructuring charges	(125)	(44)	(840)

Total operating loss	(4,068)	(112,713)	(12,279)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(17)	754	80
INTEREST INCOME	309	1,058	725
OTHER GAINS AND (LOSSES)
ResortQuest	(9,450)	6,074	325
Other	—	216	136

Total other gains and (losses)	(9,450)	6,290	461

Loss before benefit for income taxes	(13,226)	(104,611)	(11,013)
BENEFIT FOR INCOME TAXES	(23,149)	(20,398)	(7,133)

Income (loss) from discontinued operations	$9,923	$(84,213)	$(3,880)

Included in other gains and (losses) in the year-ended December 31, 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of other miscellaneous income and expenses. Included in other gains and (losses) in 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets. The remaining gains and (losses) in 2006 are primarily comprised of a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible, gains and losses recognized on the resolution of various contingent items subsequent to the sale of certain ResortQuest markets, as well as gains and losses on the sales of fixed assets and other miscellaneous income and expense. Included in other gains and (losses) in 2005 is a pre-tax loss of $0.4 million on the sale of certain ResortQuest markets. The remaining gains and (losses) in 2005 are primarily comprised of a $0.9 million gain on the settlement of certain litigation related to ResortQuest, gains and losses on the sale of fixed assets, and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.
The benefit for income taxes for the twelve months ended December 31, 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the writeoff of taxable goodwill associated with the ResortQuest markets sold in this period.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following during the years ended December 31 (in thousands):

	2007	2006	2005
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$10,546	$107,187	$80,116
Net cash flows provided by (used in) operating activities — discontinued operations	16,153	11,483	(15,140)

Net cash flows provided by operating activities	26,699	118,670	64,976

Investing Cash Flows:
Purchases of property and equipment	(578,815)	(282,049)	(115,599)
Proceeds from sale of investment in Bass Pro	221,527	—	—
Other	(8,892)	(9,039)	40,731

Net cash flows used in investing activities — continuing operations	(366,180)	(291,088)	(74,868)
Net cash flows provided by (used in) investing activities — discontinued operations	115,400	(14,783)	(33,970)

Net cash flows used in investing activities	(250,780)	(305,871)	(108,838)

Financing Cash Flows:
Repayment of long-term debt	(1,000)	(1,000)	—
Proceeds from issuance of long-term debt	223,000	155,000	20,000
Other	9,682	14,761	1,339

Net cash flows provided by financing activities — continuing operations	231,682	168,761	21,339
Net cash flows (used in) provided by financing activities — discontinued operations	(19,365)	8,020	23,006

Net cash flows provided by financing activities	212,317	176,781	44,345

Net change in cash and cash equivalents	$(11,764)	$(10,420)	$483

     Cash Flow From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures.
During 2007, our net cash flows provided by our operating activities — continuing operations were $10.5 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and gains on the sales of our investment in Bass Pro Group, LLC and certain fixed assets of approximately $11.9 million, partially offset by unfavorable changes in working capital of approximately $1.4 million. Our cash flows provided by income from continuing operations before the non-cash items described above were negatively impacted during the year ended December 31, 2007 by us incurring a tax liability of $99.1 million (after the application of federal and state net operating loss carryforwards and federal credit carryforwards), which primarily resulted from the net impact of the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of our ResortQuest business and our investment in Bass Pro Group, LLC. The unfavorable changes in working capital primarily resulted from an increase in prepaid expenses at Gaylord National due to deposits made for purchases of furniture, fixtures, and equipment and other capital assets for the hotel, as well as an increase in other receivables as a result of the timing of our estimated federal tax payment. These unfavorable changes in working capital were partially offset by a net decrease in trade receivables primarily due to a change in the timing of guest lodging versus payments received at our hotels, as well as an increase in receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord National.
During 2006, our net cash flows provided by our operating activities — continuing operations were $107.2 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, dividends received from unconsolidated companies, and losses on sales of certain fixed assets of approximately $91.1 million, as well as favorable changes in working capital of approximately $16.1 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accounts payable, interest, taxes, incentive compensation, and other compensation. These favorable changes in working capital were partially offset by an increase in trade receivables due to a change in the timing of guest lodging versus payments received at our hotels, as well as a decrease in receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Texan.
During 2005, our net cash flows provided by our operating activities — continuing operations were $80.1 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, loss on the Viacom stock and related derivatives, income from unconsolidated companies, dividends received from unconsolidated companies, and gains on sales of certain fixed assets of approximately $63.0 million, as well as favorable changes in working capital of approximately $17.1 million. The favorable changes in working capital primarily resulted from the timing of payment of various liabilities, including accrued interest, taxes, incentive compensation, utilities, and expenses associated with the Christmas show at Gaylord Opryland, as well as an increase in receipts of deposits on advance bookings of hotel rooms (primarily related to the timing of advanced bookings and deposits received by the Gaylord Opryland and Gaylord Texan). These favorable changes in working capital were partially offset by an increase in trade receivables due to a change in the timing of guest lodging versus payments received at Gaylord Opryland, as well as the payment of a portion of the accrued advertising expenses associated with the Naming Rights Agreement pursuant to the settlement of litigation associated with that agreement.
Cash Flows From Investing Activities. During 2007, our primary uses of funds and investing activities were the purchase of property and equipment totaling $578.8 million. Our capital expenditures during 2007 included construction at Gaylord National of $499.3 million, as well as $48.2 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland. During the year-ended December 31, 2007, we also paid a $10.0 million deposit on the potential purchase of Westin La Cantera Resort, and received net cash proceeds of $221.5 million from the sale of our investment in Bass Pro Group, LLC and $5.1 million from the sales of certain fixed assets. Our net cash flows provided by investing activities — discontinued operations for the year-ended December 31, 2007 primarily consist of cash proceeds received from the sale of discontinued operations.
During 2006, our primary uses of funds and investing activities were the purchase of property and equipment totaling $282.0 million. Our capital expenditures during 2006 included construction at Gaylord National of $208.3 million, approximately $26.8 million at Gaylord Texan primarily related to the construction of the new Glass Cactus entertainment complex and the acquisition of a parcel of land adjacent to the hotel, and approximately $26.0 million at Gaylord Opryland primarily related to a room refurbishment project.
During 2005, our primary uses of funds and investing activities were the purchase of property and equipment totaling $115.6 million. Our capital expenditures during 2005 included construction at Gaylord National of $58.2 million, continuing construction at the Gaylord Texan of $17.9 million, and approximately $25.8 million at Gaylord Opryland primarily related to the construction of a new spa facility and a room refurbishment project. We also collected a $7.5 million note receivable from Bass Pro, Inc. and received proceeds from the sale of assets totaling approximately $10.3 million in 2005.
     Cash Flows From Financing Activities. The Company’s cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2007, the Company’s net cash flows provided by financing activities — continuing operations were $231.7 million, reflecting $223.0 million in net borrowings under the $1.0 billion credit facility and $12.6 million in proceeds received from the exercise of stock options, partially offset by the payment of $4.0 million in deferred financing costs to refinance our $600.0 million credit facility. During 2006, the Company’s net cash flows provided by financing activities — continuing operations were $168.8 million, reflecting $155.0 million of borrowings under the $600.0 million credit facility and $13.0 million in proceeds received from the exercise of stock options. During 2005, the Company’s net cash flows provided by financing activities — continuing operations of $21.3 million reflected primarily a $20.0 million borrowing under the new $600.0 million credit facility and

$9.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $8.5 million of deferred financing costs in connection with our entering into a new $600.0 million credit facility.
Working Capital
As of December 31, 2007, we had total current assets of $94.8 million and total current liabilities of $245.6 million, which resulted in a working capital deficit of $150.8 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. We believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we plan to invest heavily in our operations during 2008 through the completion and opening of Gaylord National, the beginning of a planned $400 million expansion of Gaylord Opryland and a planned $315 million expansion of Gaylord Texan (which expansions are anticipated to begin in late 2008 or early 2009), the purchase of an ownership interest in the La Cantera Resort, and the purchase of up to $80 million of our common stock. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these projects. Our $1.0 billion credit facility matures on March 9, 2010. Prior to this date, we will be required to refinance our credit facility in order to finance our ongoing capital needs. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. There is no assurance that we will be able to obtain additional financing on acceptable terms.
Principal Debt Agreements
$1.0 Billion Credit Facility. On March 23, 2007, we refinanced our credit facility by entering into an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) represented an increase of our previous $600.0 million credit facility.
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
As of December 31, 2007, we were in compliance with all covenants. As of December 31, 2007, $398.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $12.4 million of letters of credit under the facility for us, which left $589.6 million of availability under our credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). The credit facility is cross-defaulted to our other indebtedness.
     8% Senior Notes. We have outstanding $350 million in aggregate principal amount of senior notes bearing an interest rate of 8% (the “8% Senior Notes”). We have also entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi- annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under our senior secured delayed draw term loan facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.
     6.75% Senior Notes. We also have outstanding $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “6.75% Senior Notes”). The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under our senior secured delayed draw term loan facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
Future Developments
As described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country, including Chula Vista, California and San Antonio, Texas.

Off-Balance Sheet Arrangements
As described in Note 5 to our consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. As described in Note 12 to our consolidated financial statements included herein, our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $12.4 million of letters of credit as of December 31, 2007 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2007, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$973,000	$—	$398,000	$—	$575,000
Capital leases	3,101	1,058	1,182	861	—
Promissory note payable to Nashville Predators	3,000	1,000	2,000	—	—
Construction commitments	136,666	136,666	—	—	—
Operating leases (1)	665,101	6,127	9,842	8,036	641,096
Other	350	175	175	—	—

Total contractual obligations	$1,781,218	$145,026	$411,199	$8,897	$1,216,096

(1)	The total operating lease commitments of $665.1 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations, and promissory note payable to Nashville Predators. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2007, 2006 and 2005.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we can not make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $15.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
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
     Revenue recognition. We recognize revenue from our hotel rooms as earned on the close of business each day that a stay occurs. Revenues from food and beverage and retail sales are recognized at the time of the sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
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
     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. There were no impairment charges recorded during 2007.
     Stock-based compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”. In accordance with SFAS No.123R, the Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula, which requires various judgmental assumptions including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. If any of the assumptions used in the Black-Scholes-Merton option pricing formula change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
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

     We obtain valuations of our derivative assets and liabilities from counterparties and record changes in the derivative assets and liabilities based on those valuations. The derivative assets and liabilities held by us at December 31, 2007 include a fixed to variable interest rate swap and variable to fixed natural gas price swaps. Prior to its maturity during the second quarter of 2007, we also held a secured forward exchange contract with respect to 5,468,950 shares of Viacom stock and 5,468,950 shares of CBS stock. The measurement of these derivatives’ fair values requires the use of estimates and assumptions.
     The key assumption used to determine the fair value of our secured forward exchange contract was the underlying value of the Viacom stock and CBS stock. Changes in this assumption could materially impact the determination of the fair value of the secured forward exchange contract and the related net gain or loss on the investment in Viacom stock and CBS stock and related derivatives. The key assumption used to determine the fair value of our fixed to variable interest rate swap was changes in LIBOR interest rates. Changes in this assumption could materially impact the determination of the fair value of this derivative and the related charge to 2007 interest expense. For example, if LIBOR rates were to increase by 100 basis points each, our annual net interest cost on debt amounts associated with this interest rate swap would increase by approximately $1.3 million. The key assumption used to determine the fair value of our variable to fixed natural gas price swaps was the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2007 as quoted on the New York Mercantile Exchange. Changes in this assumption could materially impact the determination of the fair value of this derivative and the related charge to other comprehensive income and operating costs. For example, if the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2007 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative asset associated with the fair value of our natural gas swaps outstanding as of December 31, 2007 would have increased or decreased by $0.5 million.
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
     We have state net operating loss carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards. At December 31, 2007, we had state net operating loss carryforwards of $319.7 million resulting in a deferred tax benefit of $13.3 million. A valuation allowance of $7.0 million has been provided for certain state deferred tax assets, including loss carryforwards, as of December 31, 2007. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, we will be required to adjust our deferred tax valuation allowance in the period in which we determine recovery is not probable.
     In addition, we must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and are subject to routine income tax audits. We apply the interpretations prescribed by FIN 48, “Accounting for Uncertainty in Income Taxes” in accounting for the uncertainty in income taxes recognized in our consolidated financial statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. In accordance with FIN 48, we provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected.

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
     The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate increased from 5.75% at September 30, 2006 to 6.30% at September 30, 2007 for the retirement and postretirement benefit other than pension plans.
     We determine the expected return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies. The expected return on plan assets is a long-term assumption and generally does not change annually. The expected return on plan assets assumption used for determining net periodic pension expense for 2007 and 2006 was 8.0%. Our historical actual return averaged 6.6% for the ten-year period ended December 31, 2007.
     The mortality rate assumption used for determining future benefit obligations as of September 30, 2007 and 2006 was based on the RP 2000 Combined Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
     While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2007 net period pension expense by approximately $0.9 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2007 net periodic pension expense by approximately $0.5 million.
     A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would decrease or increase, respectively, the aggregate of the service and interest cost components of 2007 net postretirement benefit expense by approximately $14,000 and $259,000, respectively. Finally, a 1% increase or decrease in the assumed health care cost trend rate each year would increase or decrease, respectively, the aggregate of the service and interest cost components of 2007 net postretirement benefit expense by $0.1 million.
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt the provisions of this statement beginning in the first quarter of 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after

December 15, 2008. We will adopt the measurement date provision in the fiscal year ending December 31, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of this statement beginning in the first quarter of 2008. We have elected not to apply the fair value option to any of our financial instruments, so the adoption of this statement will not have a material impact on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We will adopt the provisions of this statement in the first quarter of 2009. We are assessing the potential impact of this statement on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We will adopt the provisions of this statement in the first quarter of 2009. We are assessing the potential impact of this statement on our consolidated financial statements.
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

     Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. If LIBOR were to increase by 100 basis points, our annual interest cost on borrowings outstanding under our $1.0 Billion Credit Facility as of December 31, 2007 would increase by approximately $4.0 million.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2007. As a result, the interest rate market risk implicit in these investments at December 31, 2007, if any, is low.
Risk Related to Changes in Natural Gas Prices
     As of December 31, 2007, we held variable to fixed natural gas price swaps with respect to the purchase of approximately 601,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to six months, effectively adjusts the price on that volume of purchases of natural gas to a weighted average price of $7.47 per dekatherm. These natural gas price swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2007 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative asset associated with the fair value of our natural gas swap outstanding as of December 31, 2007 would have increased or decreased by $0.5 million.
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
Summary
     Based upon our overall market risk exposures at December 31, 2007, we believe that the effects of changes in interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we are no longer exposed to the risks associated with changes in the price of Viacom stock and CBS stock, and we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to ensure that information is recorded, processed, summarized and reported in a manner to allow appropriate and timely decisions regarding required disclosures by the Exchange Act within the time period specified in the rules and forms of the Securities and Exchange Commission.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page F-3 and is incorporated by reference herein.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Michael Bender, R. Brad Martin, and E.K. Gaylord II currently serve as members of the Audit Committee. Our Board of Directors has determined that R. Brad Martin is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the discussions under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2007,” “Outstanding Equity Awards at Fiscal Year End December 31, 2007,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change of Control,” “Election of Directors — Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2007” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors — Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

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
(a)(2) Financial Statement Schedules
The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2007	S-2
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2006	S-3
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2005	S-4
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

GAYLORD ENTERTAINMENT COMPANY
	By:	/s/ Colin V. Reed
Colin V. Reed
February 28, 2008		Chairman of the Board of Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors, President and Chief Executive Officer	February 28, 2008

/s/ Michael J. Bender Michael J. Bender	Director	February 28, 2008

/s/ E.K. Gaylord, II E.K. Gaylord, II	Director	February 28, 2008

/s/ E. Gordon Gee E. Gordon Gee	Director	February 28, 2008

/s/ D. Ralph Horn D. Ralph Horn	Director	February 28, 2008

/s/ Ellen R. Levine Ellen R. Levine	Director	February 28, 2008

/s/ R. Brad Martin R. Brad Martin	Director	February 28, 2008

/s/ Michael D. Rose Michael D. Rose	Director	February 28, 2008

/s/ Michael I. Roth Michael I. Roth	Director	February 28, 2008

/s/ David C. Kloeppel David C. Kloeppel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Rod Connor Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	February 28, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2007 and 2006 and for Each of the Three Years in the Period Ended December 31, 2007
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Operations for the Years ended December 31, 2007, 2006, and 2005	F-4
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006, and 2005	F-6
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2007, 2006, and 2005	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of January 1, 2007, and its method of accounting for share-based payments as of January 1, 2006, and its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2008

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except per share data)

	2007	2006	2005

REVENUES	$747,723	$722,272	$644,536
OPERATING EXPENSES:
Operating costs	448,975	442,679	395,461
Selling, general and administrative	160,699	153,763	143,184
Preopening costs	17,518	7,174	5,005
Depreciation	73,316	71,262	68,851
Amortization	4,033	3,806	3,733

Operating income	43,182	43,588	28,302

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(38,536)	(72,473)	(73,249)
INTEREST INCOME	3,234	2,088	1,787
UNREALIZED GAIN (LOSS) ON VIACOM STOCK AND CBS STOCK	6,358	38,337	(41,554)
UNREALIZED GAIN (LOSS) ON DERIVATIVES	3,121	(16,618)	35,705
INCOME FROM UNCONSOLIDATED COMPANIES	964	10,565	2,169
OTHER GAINS AND (LOSSES)	146,330	3,280	5,938

Income (loss) before provision (benefit) for income taxes and discontinued operations	164,653	8,767	(40,902)
PROVISON (BENEFIT) FOR INCOME TAXES	62,665	3,989	(10,832)

Income (loss) from continuing operations	101,988	4,778	(30,070)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	9,923	(84,213)	(3,880)

Net income (loss)	$111,911	$(79,435)	$(33,950)

INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$2.49	$0.12	$(0.75)
Income (loss) from discontinued operations, net of taxes	0.24	(2.08)	(0.10)

Net income (loss)	$2.73	$(1.96)	$(0.85)

INCOME (LOSS) PER SHARE — ASSUMING DILUTION:
Income (loss) from continuing operations	$2.41	$0.11	$(0.75)
Income (loss) from discontinued operations, net of taxes	0.24	(2.02)	(0.10)

Net income (loss)	$2.65	$(1.91)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$23,592	$35,356
Cash and cash equivalents — restricted	1,216	1,266
Short term investments	—	394,913
Trade receivables, less allowance of $468 and $881, respectively	31,371	33,734
Estimated fair value of derivative assets	—	207,428
Deferred financing costs	—	10,461
Deferred income taxes	7,689	—
Other current assets	30,180	20,552
Current assets of discontinued operations	797	33,952

Total current assets	94,845	737,662

Property and equipment, net of accumulated depreciation	2,196,264	1,609,685
Intangible assets, net of accumulated amortization	174	228
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	4,143	84,488
Estimated fair value of derivative assets	2,043	—
Long-term deferred financing costs	14,621	15,579
Other long-term assets	16,382	12,587
Long-term assets of discontinued operations	—	163,886

Total assets	$2,336,867	$2,632,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,058	$1,991
Secured forward exchange contract	—	613,054
Accounts payable and accrued liabilities	240,827	165,423
Deferred income taxes	—	56,628
Current liabilities of discontinued operations	2,760	57,906

Total current liabilities	245,645	895,002

Long-term debt and capital lease obligations, net of current portion	979,042	753,562
Deferred income taxes	73,662	96,537
Estimated fair value of derivative liabilities	—	2,610
Other long-term liabilities	96,484	84,325
Long-term liabilities of discontinued operations	542	2,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 41,236 and 40,804 shares issued and outstanding, respectively	413	408
Additional paid-in capital	721,196	694,941
Retained earnings	230,758	118,885
Accumulated other comprehensive loss	(10,875)	(16,208)

Total stockholders’ equity	941,492	798,026

Total liabilities and stockholders’ equity	$2,336,867	$2,632,510

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$111,911	$(79,435)	$(33,950)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(9,923)	84,213	3,880
Income from unconsolidated companies	(964)	(10,565)	(2,169)
Unrealized (gain) loss on Viacom stock and CBS stock and related derivatives	(9,479)	(21,719)	5,849
(Benefit) provision for deferred income taxes	(36,396)	3,887	(10,735)
Depreciation and amortization	77,349	75,068	72,584
Amortization of deferred financing costs	14,269	29,969	29,724
Writeoff of deferred financing costs	1,192	—	—
Stock-based compensation expense	10,220	7,874	—
Excess tax benefit from stock-based compensation	(2,078)	(2,771)	—
Gain on sale of investment in Bass Pro	(140,313)	—	—
(Gain) loss on sales of assets	(3,862)	1,431	(2,641)
Dividends received from investments in unconsolidated companies	—	3,155	455
Changes in (net of acquisitions and divestitures):
Trade receivables	2,363	(1,046)	(3,417)
Accounts payable and accrued liabilities	3,499	10,698	15,738
Other assets and liabilities	(7,242)	6,428	4,798

Net cash flows provided by operating activities — continuing operations	10,546	107,187	80,116
Net cash flows provided by (used in) operating activities — discontinued operations	16,153	11,483	(15,140)

Net cash flows provided by operating activities	26,699	118,670	64,976

Cash Flows from Investing Activities:
Purchases of property and equipment	(578,815)	(282,049)	(115,599)
Deposit on potential acquisiton of business	(10,000)	—	—
Investments in unconsolidated companies	(775)	(6,587)	(5,225)
Returns of investment in unconsolidated companies	870	2,228	2,389
Proceeds from sale of investment in Bass Pro	221,527	—	—
Proceeds from sales of assets	5,115	63	10,306
Collection of note receivable	599	381	7,500
Purchases of short-term investments	—	—	(15,000)
Proceeds from sale of short term investments	—	—	42,000
Other investing activities	(4,701)	(5,124)	(1,239)

Net cash flows used in investing activities — continuing operations	(366,180)	(291,088)	(74,868)
Net cash flows provided by (used in) investing activities — discontinued operations	115,400	(14,783)	(33,970)

Net cash flows used in investing activities	(250,780)	(305,871)	(108,838)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1,000)	(1,000)	—
Borrowings under credit facility	223,000	155,000	20,000
Deferred financing costs paid	(4,042)	—	(8,479)
Decrease (increase) in restricted cash and cash equivalents	50	(22)	1,245
Proceeds from exercise of stock option and purchase plans	12,573	13,028	9,040
Excess tax benefit from stock-based compensation	2,078	2,771	—
Other financing activities, net	(977)	(1,016)	(467)

Net cash flows provided by financing activities — continuing operations	231,682	168,761	21,339
Net cash flows (used in) provided by financing activities — discontinued operations	(19,365)	8,020	23,006

Net cash flows provided by financing activities	212,317	176,781	44,345

Net change in cash and cash equivalents	(11,764)	(10,420)	483
Cash and cash equivalents — unrestricted, beginning of period	35,356	45,776	45,293

Cash and cash equivalents — unrestricted, end of period	$23,592	$35,356	$45,776

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity

BALANCE, December 31, 2004	$399	$655,110	$232,270	$(1,337)	$(16,841)	$869,601
COMPREHENSIVE LOSS:
Net loss	—	—	(33,950)	—	—	(33,950)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(19)	(19)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(2,403)	(2,403)
Foreign currency translation, net of deferred income taxes	—	—	—	—	(48)	(48)

Comprehensive loss						(36,420)
Exercise of stock options	4	8,602	—	—	—	8,606
Tax benefit on stock options	—	2,185	—	—	—	2,185
Employee stock plan purchases	—	434	—	—	—	434
Shares issued to employees	—	17	—	—	—	17
Issuance of restricted stock	—	1,689	—	(1,689)	—	—
Cancellation of restricted stock	—	(200)	—	200	—	—
Compensation expense	—	3,099	—	1,153	—	4,252
Restricted stock shares surrendered	—	(108)	—	—	—	(108)

BALANCE, December 31, 2005	$403	$670,828	$198,320	$(1,673)	$(19,311)	$848,567
COMPREHENSIVE LOSS:
Net loss	—	—	(79,435)	—	—	(79,435)
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(185)	(185)
Minimum pension liability, net of deferred income taxes	—	—	—	—	3,145	3,145
Foreign currency translation, net of deferred income taxes	—	—	—	—	576	576

Comprehensive loss						(75,899)
Exercise of stock options	5	12,504	—	—	—	12,509
Tax benefit on stock options	—	3,699	—	—	—	3,699
Employee stock plan purchases	—	519	—	—	—	519
Restricted stock shares surrendered	—	(257)	—	—	—	(257)
Compensation expense	—	9,321	—	—	—	9,321
Reclassification of unearned compensation to additional paid in capital	—	(1,673)	—	1,673	—	—
Adjustment to initially apply SFAS No. 158, net of deferred income taxes	—	—	—	—	(433)	(433)

BALANCE, December 31, 2006	$408	$694,941	$118,885	$—	$(16,208)	$798,026
COMPREHENSIVE INCOME:
Net income	—	—	111,911	—	—	111,911
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	202	202
Minimum pension liability, net of deferred income taxes	—	—	—	—	5,683	5,683
Foreign currency translation, net of deferred income taxes	—	—	—	—	(1,117)	(1,117)
Reclassification of foreign currency translation for sale of foreign subsidiary, net of deferred income taxes	—	—	—	—	565	565

Comprehensive income						117,244
Adjustment to initially apply FIN 48	—	—	(38)	—	—	(38)
Exercise of stock options	5	12,085	—	—	—	12,090
Tax benefit on stock options	—	3,350	—	—	—	3,350
Employee stock plan purchases	—	483	—	—	—	483
Restricted stock shares surrendered	—	(428)	—	—	—	(428)
Compensation expense	—	10,765	—	—	—	10,765

BALANCE, December 31, 2007	$413	$721,196	$230,758	$—	$(10,875)	$941,492

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
     During the third quarter of 2005, the Company committed to a plan of disposal of certain markets of its ResortQuest business that were considered to be inconsistent with the Company’s long term growth strategy. During the second quarter of 2006, the Company completed the sale of one additional market of its ResortQuest business that was not included in the original plan of disposal, but was later determined to be inconsistent with the Company’s long term growth strategy. During the second quarter of 2007, the Company disposed of the remainder of its ResortQuest business. The ResortQuest business, along with other businesses with respect to which the Company pursued plans of disposal in prior periods, have been presented as discontinued operations, net of taxes, for all periods presented.
Business Segments
Hospitality
     The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland. At December 31, 2007, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland” and formerly known as the “Opryland Hotel Nashville”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”) and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Company is also developing a hotel known as the Gaylord National Resort & Convention Center (“Gaylord National”) located on property the Company acquired on February 23, 2005 on the Potomac River in Prince George’s County, Maryland (in the Washington, D.C. market).
Opry and Attractions
     The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2007, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.
Corporate and Other
     Corporate and Other includes salaries and benefits of the Company’s executive and administrative personnel and various other overhead costs. This segment also includes the expenses and activities associated with the Company’s ownership of various investments. Until the second quarter of 2007, the Company owned a minority interest in Bass Pro Group, LLC, a leading retailer of premium outdoor sporting goods and fishing products. On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC. Until the first quarter of 2005, the Company owned a minority interest in the Nashville Predators, a National Hockey League professional team. On February 22, 2005, the Company disposed of its investment in the Nashville Predators and reached an agreement to exit the related naming rights agreement upon the terms and conditions described in Note 12.
ResortQuest
     On November 20, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest International, Inc. (“ResortQuest”) in a tax-free, stock-for-stock merger. Based on the average market price of the Company’s common stock ($19.81, which was based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, the Company paid an aggregate purchase price of approximately $114.7 million plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million. On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management

Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resorts’ liabilities as of January 1, 2005 of $7.8 million. On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Prior to the sale of these businesses, which is further described in Note 3, ResortQuest, East West Resorts, and Whistler comprised the Company’s ResortQuest segment. These businesses offered management services to properties in premier beach, mountain, and tropical resort locations in the United States and Canada. Due to the sale of these businesses, the results of their operations from the date of acquisition have been classified as discontinued operations in these consolidated financial statements.
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
Cash and Cash Equivalents — Restricted
     Restricted cash and cash equivalents represent cash held in certificates of deposit with an original maturity of greater than three months. The Company is required to maintain this certificate of deposit in order to secure its Tennessee workers’ compensation self insurance obligations.
Supplemental Cash Flow Information
     Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2007	2006	2005

Debt interest paid	$65,256	$50,323	$43,467
Deferred financing costs paid	4,042	—	8,479
Capitalized interest	(42,313)	(10,046)	(2,464)

Cash paid for interest, net of capitalized interest	$26,985	$40,277	$49,482

     Net cash (payments) refunds of income taxes were ($103.5) million, ($1.6) million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
     Certain transactions have been reflected as non-cash activities in the accompanying consolidated statements of cash flows for 2007, 2006 and 2005 as further discussed below.
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
     In connection with the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”) on February 22, 2005, as further discussed in Note 12, the Company issued to NHC a 5-year, $5 million promissory note. Because the Company continued to accrue expense under the naming rights agreement throughout the course of this litigation, the issuance of this promissory note resulted in an increase in long term debt and capital lease obligations and a decrease in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and statement of cash flows.

     The Company’s net cash flows provided by investing activities — discontinued operations in 2007 primarily consist of cash proceeds received from the sale of discontinued operations. The Company’s net cash flows used in investing activities — discontinued operations in 2006 primarily consisted of purchases of property and equipment, the effects of which were partially offset by cash proceeds received from the sale of discontinued operations. The Company’s net cash flows used in investing activities — discontinued operations in 2005 primarily consisted of the acquisition of two businesses and purchases of property and equipment, the effects of which were partially offset by cash proceeds received from the sale of discontinued operations.
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
Accounts Receivable
     The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2007.
Allowance for Doubtful Accounts
     The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.
Deferred Financing Costs
     Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2007, 2006 and 2005, deferred financing costs of $14.3 million, $30.0 million, and $29.7 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.
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
Goodwill and Intangibles
     In accounting for goodwill and intangible assets, the Company applies the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.
     Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Reporting units of the Company are determined in accordance with SFAS No. 142. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified in an acquired company to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 15.
Leases
     The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 25 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and is a lessee under various other leasing arrangements, including leases for office space, office equipment, and other equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases”, and related interpretations. The Company’s leases are discussed further in Note 12.
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
Other Assets
     Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2007	2006

Other current assets:
Other current receivables	$2,535	$3,687
Inventories	7,611	6,852
Prepaid expenses	14,079	9,344
Current income tax receivable	5,308	10
Other current assets	647	659

Total other current assets	$30,180	$20,552

Other long-term assets:
Notes receivable	$1,377	$1,976
Deferred software costs, net	9,931	8,587
Other long-term assets	5,074	2,024

Total other long-term assets	$16,382	$12,587

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
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2007	2006

Trade accounts payable	$12,395	$10,679
Accrued construction in progress	114,859	42,705
Property and other taxes payable	26,920	26,431
Deferred revenues	25,620	23,068
Accrued salaries and benefits	24,547	23,033
Accrued self-insurance reserves	4,029	6,147
Accrued interest payable	8,185	8,162
Other accrued liabilities	24,272	25,198

Total accounts payable and accrued liabilities	$240,827	$165,423

     Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties. The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims, employee medical benefits and general liability claims. The Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company’s historical experience.
Income Taxes
     In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9 for more detail on the Company’s income taxes.

Revenue Recognition
     Revenues from hotel rooms are recognized as earned on the close of business each day when a stay occurs. Revenues from food and beverage and retail sales are recognized at the time of the sale. Revenues from other services at the Company’s hotels, such as spa, parking, and transportation services, are recognized at the time services are provided. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.
Advertising Costs
     Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising costs included in continuing operations were $20.3 million, $20.8 million, and $16.8 million, respectively.
Stock-Based Compensation
     At December 31, 2007, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. Prior to January 1, 2006, the Company accounted for stock options granted under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the accompanying consolidated statements of operations related to stock options granted under this plan for the year ended December 31, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net loss for the year ended December 31, 2006 are $5.2 million lower and $4.0 million higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25. Basic and diluted loss per share for the year ended December 31, 2006 are $0.10 higher than if the Company had continued to account for share-based compensation under APB Opinion 25.
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

2005
(in thousands, except per share data)
Net loss:
As reported	$(33,950)
Add: Stock option employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,329)

Pro forma	$(38,279)

Net loss per share:
As reported	$(0.85)

Pro forma	$(0.95)

Net loss per share assuming dilution:
As reported	$(0.85)

Pro forma	$(0.95)

The Company’s stock-based compensation is further described in Note 11.
Discontinued Operations
     In accounting for discontinued operations, the Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007: ResortQuest, WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; and the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 3.
Income (Loss) Per Share
     SFAS No. 128, “Earnings Per Share”, established standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Income (loss) per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2007
	Income	Shares	Per Share

Net income	$111,911	41,010	$2.73
Effect of dilutive stock options	—	1,283	—

Net income — assuming dilution	$111,911	42,293	$2.65

	2006
	Loss	Shares	Per Share

Net loss	$(79,435)	40,569	$(1.96)
Effect of dilutive stock options	—	1,078	—

Net loss — assuming dilution	$(79,435)	41,647	$(1.91)

	2005
	Loss	Shares	Per Share

Net loss	$(33,950)	40,171	$(0.85)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(33,950)	40,171	$(0.85)

     The Company has excluded approximately 9,000 and 112,000 shares from the computation of diluted earnings per share for the years ended December 31, 2007 and 2006, respectively, as the effect of their inclusion would be anti-dilutive. For the year ended December 31, 2005, the effect of dilutive stock options was the equivalent of approximately 1,127,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the year ended December 31, 2005, these incremental shares were excluded from the computation of diluted earnings per share for that year as the effect of their inclusion would be anti-dilutive.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.
Financial Instruments
     The Company has issued $350.0 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8% (“8% Senior Notes”). The 8% Senior Notes are discussed further in Note 8. The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million in aggregate principal amount of the 8% Senior Notes. The carrying value of $125.0 million of the 8% Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $225.0 million carrying value of the remaining 8% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $214.2 million as of December 31, 2007.
     The Company has issued $225.0 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75% (“6.75% Senior Notes”). The 6.75% Senior Notes are discussed further in Note 8. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $225.0 million as of December 31, 2007.
     Certain of the Company’s investments are carried at fair value determined using quoted market prices as discussed further in Note 5. The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

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
Newly Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The Company has elected not to apply the fair value option to any of its financial instruments, so the adoption of this statement will not have a material impact on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
2. Construction Funding Requirements
     As of December 31, 2007, the Company had $23.6 million in unrestricted cash, $589.6 million available for borrowing under its $1.0 billion credit facility (subject to the satisfaction of the debt incurrence test under the indentures), and the net cash flows from operations to fund its cash requirements including the Company’s 2008 construction commitments related to its hotel construction projects.
     On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company will pay an additional $8 million for land improvements related to the expanded facility upon completion of the project. The Company currently expects to open the hotel in 2008.
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
     The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2007, the Company had committed to pay $870.9 million under those agreements for construction services and supplies and other construction — related costs ($97.9 million of which was outstanding at December 31,

2007). Construction costs to date have exceeded the Company’s initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $920 - $950 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project, of which the Company has spent approximately $721.7 million (excluding capitalized interest and preopening costs) as of December 31, 2007.
     On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which the Company would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, the Company is unable to predict whether such approvals would be forthcoming. The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
3. Discontinued Operations
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
     During the second quarter of 2007, the Company committed to a plan of disposal of the remainder of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the year ended December 31, 2007, the Company recognized a pretax gain of $50.0 million in discontinued operations in the accompanying consolidated statements of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii. Net proceeds from the sale of $107.7 million were used to reduce the Company’s outstanding indebtedness.
     On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. As of June 30, 2007, the Company estimated that it would be required to pay $4.9 million to BEI — RZT Corporation pursuant to the final purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The Company accrued this liability during the second quarter of 2007 as part of the loss on the sale of ResortQuest Mainland. During the third quarter of 2007, the Company and BEI — RZT Corporation reached an agreement that the Company would be required to pay approximately $8.0 million to BEI - RZT Corporation pursuant to the final purchase price adjustment. The Company accrued the additional $3.1 million purchase price adjustment during the third quarter of 2007. The Company and BEI — RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI — RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments and cancellation of the note, the Company recognized a pretax loss of $59.5 million in discontinued operations in the accompanying consolidated statements of operations for the year-ended December 31, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, of which $0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. Net cash proceeds from the sale of $9.4 million were used to reduce the Company’s outstanding indebtedness.
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
     Also during 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis and Charley. The Company has recorded the net recovery of $4.9 million as revenue in the results of operations of businesses accounted for as discontinued operations presented below.
Acuff-Rose Music Publishing
     During the second quarter of 2002, the Company committed to a plan of disposal of its Acuff-Rose Music Publishing catalog entity. During the third quarter of 2002, the Company finalized the sale of the Acuff-Rose Music Publishing entity to Sony/ ATV Music Publishing for approximately $157.0 million in cash. The Company recognized a pretax gain of $130.6 million during the third quarter of 2002 related to the sale. Proceeds of $25.0 million were used to reduce the Company’s outstanding indebtedness. During the fourth quarter of 2007, due to the expiration of certain indemnification periods as specified in the sales contract, a previously established indemnification reserve of $0.5 million was reversed and is included in income from discontinued operations in the consolidated statement of operations.
     The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2007	2006	2005

REVENUES:
ResortQuest	$91,229	$227,969	$240,215

OPERATING LOSS:
ResortQuest	$(4,460)	$(1,965)	$(8,690)
Acuff Rose Music Publishing	517	—	—
Other	—	6	—
Impairment charges	—	(110,710)	(2,749)
Restructuring charges	(125)	(44)	(840)

Total operating loss	(4,068)	(112,713)	(12,279)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(17)	754	80
INTEREST INCOME	309	1,058	725
OTHER GAINS AND (LOSSES)
ResortQuest	(9,450)	6,074	325
Other	—	216	136

Total other gains and (losses)	(9,450)	6,290	461

Loss before benefit for income taxes	(13,226)	(104,611)	(11,013)
BENEFIT FOR INCOME TAXES	(23,149)	(20,398)	(7,133)

Income (loss) from discontinued operations	$9,923	$(84,213)	$(3,880)

     Included in other gains and (losses) in 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of miscellaneous income and expense. Included in other gains and (losses) in 2006 is a pre-tax loss of $17,000 on the sale of certain ResortQuest markets. The remaining gains and (losses) in 2006 are primarily comprised of a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible, gains and losses recognized on the resolution of various contingent items subsequent to the sale of certain ResortQuest markets, as well as gains and losses on the sales of fixed assets and other miscellaneous income and expense. Included in other gains and (losses) in 2005 is a pre-tax loss of $0.4 million on the sale of certain ResortQuest markets. The remaining gains and (losses) in 2005 are primarily comprised of a $0.9 million gain on the settlement of certain litigation related to ResortQuest, gains and losses on the sale of fixed assets, and the subsequent reversal of liabilities accrued at the time of disposal of these businesses for various contingent items.
     The benefit for income taxes for the twelve months ended December 31, 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the writeoff of taxable goodwill associated with the ResortQuest markets sold in this period.
     The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	2007	2006
Current assets:
Cash and cash equivalents — unrestricted	$—	$5,224
Cash and cash equivalents — restricted	—	14,459
Trade receivables, net	—	5,715
Prepaid expenses	106	1,745
Other current assets	691	6,809

	797	33,952

Property and equipment, net of accumulated depreciation	—	28,758
Intangible assets, net of accumulated amortization	—	22,460
Goodwill	—	80,416
Indefinite-lived intangible assets	—	26,774
Other long-term assets	—	5,478

Total long-term assets	—	163,886

Total assets	$797	$197,838

Current liabilities:
Current portion of long-term debt and capital lease obligation	$—	$43
Accounts payable and accrued liabilities	2,760	57,863

Total current liabilities	2,760	57,906

Other long-term liabilities
Long-term debt and capital lease obligation, net of current portion	—	10
Other long-term liabilities	542	2,438

Total long-term liabilities	542	2,448

Total liabilities	$3,302	$60,354

4. Property and Equipment
     Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2007	2006
Land and land improvements	$167,745	$163,848
Buildings	1,284,432	1,262,841
Furniture, fixtures and equipment	408,379	417,328
Construction in progress	949,776	333,422

	2,810,332	2,177,439
Accumulated depreciation	(614,068)	(567,754)

Property and equipment, net	$2,196,264	$1,609,685

     The increase in construction in progress during 2007 primarily relates to the construction of Gaylord National, which is expected to open in 2008. Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations for the years ended December 31, 2007, 2006 and 2005 was $73.3 million, $71.3 million, and $68.9 million, respectively. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $42.3 million, $10.0 million, and $2.5 million, respectively.
5. Investments
     Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2007	2006
Short term investments:
Viacom and CBS Class B non-voting common stock	$—	$394,913

Long term investments:
Bass Pro	$—	$79,521
RHAC Holdings, LLC	796	1,631
Waipouli Holdings, LLC	3,347	3,336

Total long-term investments	$4,143	$84,488

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
     At December 31, 2000, the Viacom Stock was classified as available-for-sale as defined by SFAS No. 115, and accordingly, the Viacom Stock was recorded at market value, based upon the quoted market price, with the difference between cost and market value recorded as a component of other comprehensive income, net of deferred income taxes. In connection with the Company’s adoption of SFAS No. 133, effective January 1, 2001, the Company recorded a nonrecurring pretax gain of $29.4 million, related to reclassifying its investment in the Viacom Stock from available-for-sale to trading as defined by SFAS No. 115. This gain, net of taxes of $11.4 million, had been previously recorded as a component of stockholders’ equity. As trading securities, the Viacom Stock and CBS Stock continued to be recorded at market value, but changes in market value were included as gains and losses in the consolidated statements of operations. For the year ended December 31, 2007, the Company recorded net pretax gains of $6.4 million related to the increase in fair value of the Viacom Stock and CBS Stock. For the year ended December 31, 2006, the Company recorded net pretax gains $38.3 million related to the increase in fair value of the Viacom Stock and CBS Stock. For the year ended December 31, 2005, the Company recorded net pretax losses of $41.6 million related to the decrease in fair value of the Viacom Stock.
     During May 2007, the secured forward exchange contract (“SFEC”), which is further discussed in Note 6, matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet.
Bass Pro
     From December 31, 1999 to July 8, 2004, the Company owned a 19.0% interest in Bass Pro, Inc. and accounted for its investment in Bass Pro, Inc. under the cost method of accounting. On July 8, 2004, Bass Pro, Inc. redeemed the approximate 28.5% interest held in Bass Pro, Inc. by private equity investor, J.W. Childs Associates. As a result, the Company’s ownership interest in Bass Pro, Inc. increased to 26.6% as of the redemption date. Because the Company’s ownership interest in Bass Pro, Inc. increased to a level exceeding 20%, the Company was required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, to account for its investment in Bass Pro, Inc. under the equity method of accounting beginning in the third quarter of 2004.
     In the second quarter of 2005, Bass Pro, Inc. restated its previously issued historical financial statements to reflect certain non-cash changes, which resulted primarily from a change in the manner in which Bass Pro, Inc. accounted for its long term leases. This restatement resulted in a cumulative reduction in Bass Pro, Inc.’s net income of $8.6 million through December 31, 2004, which resulted in a pro-rata cumulative reduction in the Company’s income from unconsolidated companies of $1.7 million. The Company determined that the impact of the adjustments recorded by Bass Pro, Inc. is immaterial to the Company’s consolidated financial statements in all prior periods. Therefore, the Company reflected its $1.7 million share of the re-statement adjustments as a one-time adjustment to income from unconsolidated companies during the second quarter of 2005.
     On December 14, 2005, the shareholders of Bass Pro, Inc. contributed their equity in Bass Pro, Inc. to a newly formed limited liability company, Bass Pro Group, LLC in exchange for ownership interests in Bass Pro Group, LLC. The majority owner of Bass Pro, Inc. also contributed to Bass Pro Group, LLC (simultaneously with the contributions of the Bass Pro, Inc. stock) his equity interest in Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar, L.L.C. As a result, Bass Pro, Inc., Tracker Marine, L.L.C., Tracker Marine Retail, LLC and Big Cedar, L.L.C. became wholly-owned subsidiaries of Bass Pro Group, LLC. Because Bass Pro Group, LLC received these additional businesses through contribution simultaneously with its receipt of Bass Pro, Inc. stock through contribution, the Company received a 13.0% interest in Bass Pro Group, LLC, as opposed to the Company’s previous 26.6% interest in Bass Pro, Inc. The Company continued to account for its investment in Bass Pro Group, LLC under the equity method of accounting in accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment. Due to the timing of the Company’s receipt of financial information from Bass Pro, Inc. and Bass Pro Group, LLC, the Company records its equity in the income of Bass Pro, Inc. and Bass Pro Group, LLC one month in arrears.
     On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. The Company recognized a pre-tax gain of $140.3 million from the sale of its interest in Bass Pro Group, LLC, which is recorded in other gains and losses in the accompanying consolidated statements of operations. Net proceeds from the sale of $221.5 million were used to reduce the Company’s outstanding indebtedness. The Company’s Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale.
     Summary financial information for Bass Pro Group, LLC (and Bass Pro, Inc.) from which the Company’s equity method income is derived is as follows (in thousands):

	2006	2005
Net sales	$2,075,865	$1,090,160
Gross profit	729,775	425,418
Net income	75,326	5,214

2006
Current assets	$705,676
Noncurrent assets	608,201
Current liabilities	534,287
Noncurrent liabilities	548,500
RHAC Holdings, LLC
     On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. Both the Company and IB-SIV will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Waikiki Hotel. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the approval of the Company as a member. In addition, under the joint venture arrangement, ResortQuest Hawaii (which the Company formerly owned) secured a 20-year hotel management agreement from RHAC, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest Hawaii is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”, American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, and EITF Abstracts Topic No. D-46, “Accounting for Limited Partnership Investments”. Subsequent to its purchase by RHAC, LLC, the Aston Waikiki Beach Hotel was renamed the ResortQuest Waikiki Beach Hotel. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
     For the period January 1, 2007 to May 31, 2007 (which is the period during 2007 that the Company owned ResortQuest Hawaii), the year ended December 31, 2006, and the period June 1, 2005 to December 31, 2005, ResortQuest Hawaii earned total fees of $1.0 million, $1.9 million, and $1.5 million, respectively, from its management agreement with RHAC, LLC. During December 2005, RHAC, LLC sold the Mauka Tower, a 72-room hotel adjacent to the Aston Waikiki Beach Hotel. The Company received a cash distribution of $2.3 million from RHAC Holdings, LLC for its share of the proceeds from the sale. On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. RHAC, LLC used the proceeds from this refinancing primarily to fund a renovation project at the Waikiki Hotel.
Waipouli Holdings, LLC
     On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $68.8 million. Both the Company and RREEF will contribute additional funds as needed for their pro-rata share of specified construction costs associated with the redevelopment of the Kauai Hotel. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). RREEF is the managing member of Waipouli Holdings, LLC, but certain actions initiated by RREEF require the approval of the Company. In addition, under the joint venture arrangement, ResortQuest Hawaii (which the Company formerly owned) secured a five year hotel management agreement from Waipouli Owner, LLC. Pursuant to the terms of the hotel management agreement, ResortQuest Hawaii will be responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner LLC’s business plan. The Company accounts for its investment in Waipouli Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investment. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
     For the period January 1, 2007 to May 31, 2007 (which is the period during 2007 that the Company owned ResortQuest Hawaii) and the period June 21, 2006 to December 31, 2006, ResortQuest Hawaii earned total fees of $0.4 million and $0.6 million, respectively, from its management agreement with Waipouli Owner, LLC. In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of December 31, 2006.
6. Secured Forward Exchange Contract
     During May 2000, the Company entered into a seven-year secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to 10,937,900 shares of Viacom, Inc. Class B common stock, which, as further discussed in Note 5, the Company exchanged for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006.
     Prior to its maturity in May 2007, the seven-year SFEC had a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company’s obligation under the SFEC was collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. The SFEC protected the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provided for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company was not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The Company recognized the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $10.5 million, $26.9 million, and $26.9 million for 2007, 2006, and 2005, respectively.
     During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet during the second quarter of 2007. In accordance with the provisions of SFAS No. 133, as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 7.
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

Viacom Stock and CBS Stock
     The Company adopted the provisions of SFAS No. 133 on January 1, 2001. Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared for each quarter close period on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. As further discussed in Note 6, the SFEC matured in May 2007. For the years ended December 31, 2007, 2006, and 2005, the Company recorded net pretax gains (losses) in the Company’s consolidated statements of operations of $3.1 million, ($16.6) million, and $35.7 million, respectively, related to the increase (decrease) in the fair value of the derivatives associated with the SFEC.
Fixed Rate Debt
     Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of December 31, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $2.0 million. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly. As of December 31, 2006, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was ($2.3) million. The Company recorded a derivative liability and an offsetting reduction in the balance of the 8% Senior Notes accordingly.
Natural Gas Risk Management
     The Company uses variable to fixed natural gas price swap contracts to manage unanticipated changes in natural gas and electricity prices. The contracts are based on forecasted usage of natural gas measured in dekatherms.
     The Company designates qualifying variable to fixed natural gas price swap contracts as cash flow hedges. The Company values these outstanding contracts based on pricing provided by a financial institution and reviewed by the Company, with the offset applied to other comprehensive income, net of applicable income taxes, and earnings for any hedge ineffectiveness. Any gain or loss is reclassified from other comprehensive income and recognized in operating costs in the same period or periods during which the hedged transaction affects earnings.
     At December 31, 2007, the Company had variable to fixed natural gas price swap contracts that mature from January 2008 to June 2008 with an aggregate notional amount of approximately 601,000 dekatherms. The fair value of these contracts was $45,000. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2006, the Company had variable to fixed natural gas price swap contracts that mature from January 2007 to May 2007 with an aggregate notional amount of approximately 197,000 dekatherms. The fair value of these contracts was ($0.3) million. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive income, net of applicable income taxes, accordingly. The ineffective portion of the derivative is recognized in other gains and losses within the accompanying consolidated statement of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income and into earnings in the next twelve months is a gain of approximately $45,000.

8. Debt
     The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2007	2006

$600.0 Million Credit Facility	$—	$175,000
$1.0 Billion Credit Facility	398,000	—
8% Senior Notes	350,000	350,000
6.75% Senior Notes	225,000	225,000
Fair value derivatives effective for 8% Senior Notes	1,999	(2,320)
Nashville Predators Promissory Note	3,000	4,000
Capital lease obligations	3,101	3,873

Total debt	981,100	755,553
Less amounts due within one year	(2,058)	(1,991)

Total long-term debt	$979,042	$753,562

     Note 12 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.
     Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands).

2008	$1,000
2009	1,000
2010	399,000
2011	—
2012	—
Years thereafter	575,000

Total	$976,000

     Accrued interest payable at December 31, 2007 and 2006 was $8.2 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
     The 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the Company’s senior secured delayed draw term loan facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to the Company’s other indebtedness.
6.75% Senior Notes
     On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part by the company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay a senior loan that was secured by a first mortgage lien on the assets of Gaylord Opryland and to provide capital for growth of the Company’s other businesses and other general corporate purposes. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the Company’s senior secured delayed draw term loan facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.
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
     As a result of the refinancing of the $600.0 million credit facility, which is discussed below, the Company wrote off $1.2 million in deferred financing costs during 2007, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.
$1.0 Billion Credit Facility
     On March 23, 2007, the Company refinanced its $600.0 million credit facility by entering into an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and

Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) represented an increase of the Company’s previous $600.0 million credit facility, which is discussed above.
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
     As of December 31, 2007, the Company was in compliance with all covenants. As of December 31, 2007, $398.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $12.4 million of letters of credit under the facility for the Company, which left $589.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.

9. Income Taxes
     The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
CURRENT:
Federal	$97,130	$97	$(105)
State	1,931	5	8

Total current provision (benefit)	99,061	102	(97)

DEFERRED:
Federal	(36,748)	9,444	(10,843)
State	352	(5,956)	108
Effect of tax law change	—	399	—

Total deferred (benefit) provision	(36,396)	3,887	(10,735)

Total provision (benefit) for income taxes	$62,665	$3,989	$(10,832)

     In 2006, Texas House Bill No. 3 was passed which amends the Texas Tax Code to revise the existing franchise tax effective for franchise tax reports originally due on or after January 1, 2008. The Company has adjusted all affected deferred tax assets and liabilities for the changes reflected in Texas House Bill No. 3. The effect of the application of these changes is additional tax expense of $0.4 million as shown above.
     The tax benefits associated with the exercise of stock options and vesting of restricted stock during the years 2007, 2006, and 2005 were $3.4 million, $3.6 million, and $2.5 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.
     In addition to the income tax provision (benefit) discussed above, the Company recognized additional income tax benefit related to discontinued operations as discussed in Note 3 in the amounts of $(23.1) million, $(20.4) million, and $(7.1) million for the years ended December 31, 2007, 2006, and 2005 respectively.
     The effective tax rate as applied to pretax loss from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1%	-23%	-1%
Discontinued operations	2%	27%	-10%
Other	0%	7%	2%

	38%	46%	26%

     For 2007, the overall state income tax expense (net of change in valuation allowance) of $2.3 million related to current operations. For 2006, the overall state income tax benefit includes tax expense (net of change in valuation allowance) related to current year operations of $1.7 million (net of federal benefit). At the end of 2006, the Company underwent a realignment of certain legal entities. As a result of this realignment, the Company recorded a state income tax benefit of approximately $7.2 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year. Beginning in 2005, the Company is required to file additional combined state income tax returns. As a result of this change and other tax filing adjustments, the Company recorded state income tax expense of approximately $1.1 million (net of federal benefit) related to the net deferred tax liability at the beginning of 2005. In addition, the state income tax expense for 2005 includes a benefit (net of change in valuation allowance) related to current year operations of $1.0 million (net of federal benefit).

     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2007	2006
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$20,223	$21,723
Defined benefit plan	3,322	6,103
Investments in stock	3,124	3,137
Forward exchange contract	—	65,058
Rent escalation	15,597	13,320
Federal, state and foreign net operating loss carryforwards	13,293	83,730
Tax credits and other carryforwards	—	10,472
Goodwill and other intangibles	2,642	—
Investments in partnerships	4,176	—
Other assets	10,440	7,538

Total deferred tax assets	72,817	211,081
Valuation allowance	(6,951)	(16,268)

Total deferred tax assets, net of valuation allowance	65,866	194,813

DEFERRED TAX LIABILITIES:
Goodwill and other intangibles	—	10,609
Property and equipment, net	131,823	124,576
Investments in stock and derivatives	16	206,802
Investments in partnerships	—	5,991

Total deferred tax liabilities	131,839	347,978

Net deferred tax liabilities	$65,973	$153,165

     State net operating loss carryforwards at December 31, 2007 totaled $319.7 million resulting in a deferred tax benefit of $13.3 million, which will expire between 2008 and 2022. The use of certain state net operating losses and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance was ($9.3) million, $1.0 million, and $1.9 million in 2007, 2006 and 2005, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2007, none of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.
     The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service (IRS) examinations through the tax year 2001. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2003. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has not been notified of any federal or state income tax examination. The Company’s former Canadian subsidiary, ResortQuest Whistler Property Management Inc., is currently under examination by the Canadian Revenue Agency (CRA) for the years 2004 through 2005 that commenced in the first quarter of 2007 and is expected to be completed in 2008. The CRA has not proposed any adjustments at this time and the Company does not believe there will be any significant adjustments related to this examination.
     The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of adopting FIN 48, the Company recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $7.6 million of unrecognized tax benefits, of which none would affect the Company’s effective tax rate if recognized. As of December 31, 2007, the Company had $15.1 million of unrecognized tax benefits, of which $7.5 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$7,560
Additions based on tax positions related to the current year	7,514
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$15,074

     Included in the balance at December 31, 2007, are $7.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for the years-ended December 31, 2007, 2006, and 2005 because any adjustment to taxable income for uncertain tax positions would reduce tax net operating loss carryovers. As of December 31, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.
10. Stockholders’ Equity
     Holders of common stock are entitled to one vote per share. During 2000, the Company’s Board of Directors voted to discontinue the payment of dividends on its common stock.
11. Stock Plans
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
     The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $10.2 million, $7.9 million, and $3.4 million for 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.7 million, $2.8 million, and $1.3 million for 2007, 2006, and 2005, respectively.
     The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses the assumptions noted in the following table. Because the Black-Scholes-Merton option pricing formula incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate expected option exercise and employee termination patterns within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005

Expected volatility	26.4% — 29.8%	25.1% — 30.8%	31.7% — 34.9%
Weighted-average expected volatility	29.7%	30.1%	34.6%
Expected dividends	—	—	—
Expected term (in years)	4.6 — 4.8	4.1 — 4.6	4.6 — 5.3
Risk-free rate	3.2% — 4.9%	4.3% — 5.0%	3.8% — 4.4%
A summary of stock option activity under the Company’s equity incentive plans for the years ended December 31 is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,750,556	$30.75	3,757,855	$28.17	3,586,551	$25.75
Granted	547,520	55.96	586,740	43.43	643,520	40.55
Exercised	(409,458)	29.49	(487,339)	25.49	(348,220)	24.72
Canceled	(219,890)	47.07	(106,700)	37.97	(123,996)	32.17

Outstanding at end of year	3,668,728	33.62	3,750,556	30.75	3,757,855	28.17

Exercisable at end of year	2,604,337	28.08	2,494,723	26.92	2,419,341	26.19

     The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2007 was 5.5 and 4.5 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was $33.3 million and $32.1 million, respectively. The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 was $18.52, $12.49, and $15.15, respectively. The total intrinsic value of options exercised during 2007, 2006, and 2005 was $10.0 million, $10.0 million, and $6.5 million, respectively.
     The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2007, 2006, and 2005 was $55.17, $43.99, and $42.61, respectively. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2007 and changes during the twelve months ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2007	84,900	$38.14
Granted	46,280	55.17
Vested	(35,550)	36.36
Forfeited	—	—

Nonvested shares at December 31, 2007	95,630	48.63

     The grant date fair value of all Restricted Stock Awards that vested during the twelve months ended December 31, 2007 was $1.3 million.

     As of December 31, 2007, there was $14.4 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
     Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company may also grant selected executives and other key employees restricted stock units, the vesting of which occurs upon the earlier of February 2008 or the achievement of various company-wide performance goals.
     The fair value of PARSUP awards are determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during 2006 and 2005 was $44.24 and $45.39, respectively. No PARSUP awards were granted during 2007. A summary of the status of the Company’s PARSUP awards as of December 31, 2007 and changes during the twelve months ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2007	521,000	$22.87
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested awards at December 31, 2007	521,000	22.87

     As of December 31, 2007, there was $0.2 million of total unrecognized compensation cost related to PARSUP awards granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.1 years.
     Cash received from option exercises under all stock-based employee compensation arrangements for 2007, 2006, and 2005 was $12.1 million, $12.5 million, and $8.6 million, respectively. The actual tax benefit realized from exercise or vesting of the stock-based employee compensation arrangements during 2007, 2006, and 2005 totaled $3.4 million, $3.6 million, and $2.5 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.
     The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 10,292, 11,953, and 10,289 shares of common stock at an average price per share of $46.90, $43.48, and $42.15 during 2007, 2006, and 2005 respectively.
12. Commitments and Contingencies
Capital Leases
     During 2007, 2006, and 2005, the Company entered into one, four, and three capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2007	2006
Property and equipment	$3,003	$3,237
Other long-term assets	898	898
Accumulated depreciation	(2,994)	(2,424)

Net assets under capital leases	$907	$1,711

Current lease obligations	$1,058	$991
Long-term lease obligations	2,043	2,882

Capital lease obligations	$3,101	$3,873

Operating Leases
     Rental expense related to continuing operations for operating leases was $14.3 million, $14.4 million, and $14.4 million for 2007, 2006 and 2005, respectively. Non-cash lease expense related to continuing operations for 2007, 2006, and 2005 was $6.2 million, $6.3 million, and $6.5 million, respectively, as discussed below.
     Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2007 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2008	$1,168	$6,127
2009	708	5,183
2010	576	4,659
2011	870	4,066
2012	—	3,970
Years thereafter	—	641,096

Total minimum lease payments	3,322	$665,101

Less amount representing interest	(221)

Total present value of minimum payments	3,101
Less current portion of obligations	(1,058)

Long-term obligations	$2,043

     The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.1 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS No. 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.7 million, $9.7 million, and $9.2 million for 2007, 2006, and 2005, respectively. This rent included approximately $6.2 million, $6.3 million, and $6.5 million of non-cash expenses during 2007, 2006, and 2005, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.7 million, $1.3 million, and $0.8 million of contingent rentals related to the Gaylord Palms in 2007, 2006, and 2005, respectively.
Other Commitments and Contingencies
     On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center. Approximately $17 million of this was paid in the first quarter of 2005, with the remainder payable upon completion of the project. The project was originally planned to include a 1,500 room hotel, but the Company has expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company will pay an additional $8 million for land improvements related to the expanded facility upon completion of the project. The Company currently expects to open the hotel in 2008. Prince George’s County, Maryland has approved three bond issues related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, in the amount of $95 million, was issued by Prince George’s County, Maryland in April 2005 and placed into escrow until completion of the convention center and 1,500 rooms within the hotel, at which time the bonds will be released to the Company. In addition, on July 18, 2006, Prince George’s County, Maryland approved an additional $50 million of bonds, which will be issued to the Company upon completion of the entire project. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. As of December 31, 2007, the Company had committed to pay $870.9 million under those agreements for construction services and supplies and other construction-related costs ($97.9 million of which was outstanding as of such date). Construction costs to date have exceeded the Company’s initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that has occurred over the past three years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion will open concurrently with the original project; and (d) enhancements to the project design. The Company currently estimates that the total cost of the project will be approximately $920 - $950 million, which includes the estimated construction costs for the expanded 2,000 room facility and excludes capitalized interest, pre-opening costs and the governmental economic incentives in connection with the Gaylord National hotel project. As of December 31, 2007, the Company has spent approximately $721.7 million (excluding capitalized interest and preopening costs) on this project.
     On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which the Company would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, the Company is unable to predict whether such approvals would be forthcoming.
     The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
     In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans as described in Note 5, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of December 31, 2007. As of December 31, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
     In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans as described in Note 5, IB-SIV, the parent company of the Company’s joint venture partner, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the

Waikiki Hotel Lender as of December 31, 2007. As of December 31, 2007, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
     On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owns the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, and the second payment was made on October 5, 2007. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below. The Company continued to recognize the expense under the Naming Rights Agreement throughout the course of this litigation. As a result, the net effect of the settlement resulted in the Company reversing $2.4 million of expense previously accrued under the Naming Rights Agreement during 2005.
     In connection with the Company’s execution of the Agreement of Limited Partnership of NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, as described above, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2007, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
13. Retirement Plans
     On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations of a pension plan or the accumulated postretirement benefit obligations of postretirement benefit plans) of its retirement plans and postretirement plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the retirement plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension expense pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS No. 158.

     The incremental effects of adopting the provisions of SFAS No. 158 for its retirement plans on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of statement 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006 for its retirement plans, it would have recognized an additional minimum liability pursuant to the provisions of statement 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS No. 158 for Retirement Plans.”

	Prior to Adopting	Effect of Adopting	As
	SFAS No. for	SFAS No. 158 for	Reported at
	Retirement Plans	Retirement Plans	December 31, 2006
Accounts payable and accrued liabilities	$222,110	$607	$222,717
Other long-term liabilities	87,269	(744)	86,525
Deferred income taxes	96,488	49	96,537
Accumulated other comprehensive loss	(16,295)	87	(16,208)
     The net gain and settlement loss recognized in other comprehensive income for the year-ended December 31, 2007 was $6.9 million and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2007 are unrecognized actuarial losses of $17.0 million ($10.9 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $1.5 million. Included in accumulated other comprehensive loss at December 31, 2006 are unrecognized actuarial losses of $25.2 million ($16.1 million net of tax) that have not yet been recognized in net periodic pension expense.
     Prior to January 1, 2001, the Company maintained a noncontributory defined benefit pension plan in which substantially all of its employees were eligible to participate upon meeting the pension plan’s participation requirements. The benefits were based on years of service and compensation levels. On January 1, 2001 the Company amended its defined benefit pension plan to determine future benefits using a cash balance formula. On December 31, 2000, benefits credited under the plan’s previous formula were frozen. Under the cash formula, each participant had an account which was credited monthly with 3% of qualified earnings and the interest earned on their previous month-end cash balance. In addition, the Company included a “grandfather” clause which assures that those participating at January 1, 2001 will receive the greater of the benefit calculated under the cash balance plan and the benefit that would have been payable if the defined benefit plan had remained in existence. The benefit payable to a terminated vested participant upon retirement at age 65, or as early as age 55 if the participant had 15 years of service at the time the plan was frozen, is equal to the participant’s account balance, which increases with interest credits over time. At retirement, the employee generally receives the balance in the account as a lump sum. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law. On December 31, 2001, the plan was frozen such that no new participants were allowed to enter the plan and existing participants were no longer eligible to earn service credits.

     The following table sets forth the funded status at December 31 (amounts in thousands):

	2007	2006
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$72,963	$75,771
Interest cost	4,038	4,059
Actuarial (gain) loss	(1,063)	(1,264)
Benefits paid	(1,201)	(5,603)
Settlements	(4,311)	—

Benefit obligation at end of year	70,426	72,963

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	55,597	52,838
Actual return on plan assets	7,206	4,018
Employer contributions	3,422	4,344
Benefits paid	(1,201)	(5,603)
Settlements	(4,311)	—

Fair value of plan assets at end of year	60,713	55,597

Funded status	(9,713)	(17,366)
Employer contribution after measurement date	542	518

Accrued pension cost	$(9,171)	$(16,848)

     Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2007	2006	2005

Interest cost	$4,038	$4,059	$4,067
Expected return on plan assets	(4,376)	(4,232)	(3,839)
Recognized net actuarial loss	1,981	2,621	2,417
Net settlement loss	1,291	1,569	—

Total net periodic pension expense	$2,934	$4,017	$2,645

     The accumulated benefit obligation for the defined benefit pension plan was $70.4 million and $73.0 million at December 31, 2007 and 2006, respectively.
Assumptions
     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2007	2006

Discount rate	6.30%	5.75%
Rate of compensation increase	N/A	N/A
Measurement date	9/30/2007	9/30/2006
     The rate of increase in future compensation levels was not applicable for 2007 and 2006 due to the Company amending the plan to freeze the cash balance benefit as described above.
     The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2007	2006

Discount rate	5.75%	5.50%
Rate of compensation increase	N/A	N/A
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	9/30/2007	9/30/2006
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
Plan Assets
     The allocation of the defined benefit pension plan’s assets as of September 30, by asset categories, are as follows:

Asset Category	2007	2006

Equity securities	63%	61%
Fixed income securities	35%	35%
Cash	2%	4%

Total	100%	100%

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
Expected Contributions and Benefit Payments
     The Company expects to contribute $2.7 million to its defined benefit pension plan in 2008. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2008	$3,726
2009	2,460
2010	2,876
2011	2,716
2012	3,934
2013 — 2017	25,101

Total	$40,813

Other Information
     The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2007, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $14.7 million.
     The Company’s accrued cost related to its qualified and non-qualified retirement plans of $23.7 million and $31.7 million at December 31, 2007 and 2006, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2007 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.1 million, net of taxes of $2.9 million. The 2006 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $3.2 million, net of taxes of $3.0 million. The 2005 increase in the minimum liability related to the Company’s retirement plans resulted in a charge to equity of $2.4 million, net of a tax benefit of $1.5 million. The 2007, 2006 and 2005 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $6.9 million, $8.1 million, and $7.5 million for 2007, 2006 and 2005, respectively.
14. Postretirement Benefits Other Than Pensions
     As further discussed in Note 13, on December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The incremental effects of adopting the provisions of SFAS No. 158 with respect to the postretirement benefit plans on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

	Prior to Adopting	Effect of Adopting	As
	SFAS No. 158 for	SFAS No. 158 for	Reported at
	Postretirement	Postretirement	December 31,
	Benefit Plans	Benefit Plans	2006
Accounts payable and accrued liabilities	$221,744	$973	$222,717
Other long-term liabilities	86,685	(160)	86,525
Deferred income taxes	96,830	(293)	96,537
Accumulated other comprehensive loss	(15,688)	(520)	(16,208)
     The net gain, prior service credit, and curtailment gain recognized in other comprehensive income for the year-ended December 31, 2007 was $1.3 million, $0.1 million, and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $1.1 million ($0.7 million net of tax) and unrecognized curtailment gains of $1.1 million ($0.7 million net of tax). The curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.2 million. Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $2.3 million ($1.5 million net of tax), unrecognized prior service credit of $0.1 million ($0.1 million net of tax) and unrecognized curtailment gains of $1.4 million ($0.9 million net of tax).
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

     The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2007	2006
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$20,247	$19,256
Service cost	108	191
Interest cost	1,137	1,031
Actuarial (gain) loss	(1,186)	930
Benefits paid	(765)	(1,161)

Benefit obligation at end of year	19,541	20,247
Unrecognized net actuarial (loss) gain	—	—
Unrecognized prior service cost	—	—
Unrecognized curtailment gain	—	—

Accrued postretirement liability	$19,541	$20,247

     Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2007	2006	2005
Service cost	$108	$191	$209
Interest cost	1,137	1,031	791
Recognized net actuarial loss (gain)	40	—	(502)
Amortization of prior service credit	(97)	(979)	(999)
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$944	$(1)	$(745)

     The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2007	2006
Discount rate	6.30%	5.75%
Measurement date	9/30/2007	9/30/2006
     The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2007	2006

Discount rate	5.75%	5.50%
Measurement date	9/30/2007	9/30/2006
     The health care cost trend is projected to be 8.0% in 2008, declining each year thereafter to an ultimate level trend rate of 4.5% per year for 2018 and beyond for the pre-65 age group, and 10.0% in 2008, declining each year thereafter to an ultimate level trend rate of 5.5% per year for 2018 and beyond for the post-65 age group. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by approximately 10% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 12%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 10%.

     The Company expects to contribute $1.0 million to the plan in 2008. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2008	$994
2009	1,089
2010	1,151
2011	1,229
2012	1,307
2013-2017	7,387

Total	$13,157

     The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. The amendment and curtailment of the plans were recorded in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and related interpretations.
15. Goodwill and Intangibles
     The Company performs an annual review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company completed the annual impairment review on all goodwill at December 31, 2007 and recorded no impairment charges on goodwill in 2007.
     As further discussed in Note 3, the Company recorded an impairment charge during 2006 of $85.0 million in discontinued operations to write down the carrying value of goodwill at certain reporting units of ResortQuest to its implied fair value. In addition, as a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill in discontinued operations.
     The carrying amount of goodwill in continuing operations was $6.9 million at December 31, 2007 and 2006 and is recorded in the Company’s Opry and Attractions segment. The carrying amount of indefinite lived intangible assets not subject to amortization in continuing operations was $1.5 million at December 31, 2007 and 2006. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at December 31, 2007 and 2006. The related accumulated amortization of intangible assets in continuing operations was $0.9 million and $0.8 million at December 31, 2007 and 2006, respectively. The amortization expense related to intangibles from continuing operations during the years ended December 31, 2007, 2006, and 2005 was $54,000, $60,000, and $162,000, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2008	$54
2009	54
2010	42
2011	12
2012	12

$174

16. Financial Reporting By Business Segments
     The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. As further discussed in Note 3, the Company disposed of its ResortQuest segment during the second quarter of 2007. The results of operations of the ResortQuest segment have been reflected as discontinued operations for all periods presented.

	2007	2006	2005
REVENUES:
Hospitality	$669,743	$645,437	$576,927
Opry and Attractions	77,769	76,580	67,097
Corporate and Other	211	255	512

Total revenues	$747,723	$722,272	$644,536

DEPRECIATION AND AMORTIZATION:
Hospitality	$65,369	$64,502	$63,188
Opry and Attractions	5,500	5,663	5,347
Corporate and Other	6,480	4,903	4,049

Total depreciation and amortization	$77,349	$75,068	$72,584

OPERATING INCOME (LOSS):
Hospitality	$110,126	$99,080	$72,684
Opry and Attractions	6,600	5,014	1,889
Corporate and Other	(56,026)	(53,332)	(41,266)
Preopening costs	(17,518)	(7,174)	(5,005)

Total operating income	43,182	43,588	28,302
Interest expense, net of amounts capitalized	(38,536)	(72,473)	(73,249)
Interest income	3,234	2,088	1,787
Unrealized gain (loss) on Viacom stock and CBS stock	6,358	38,337	(41,554)
Unrealized gain (loss) on derivatives	3,121	(16,618)	35,705
Income from unconsolidated companies	964	10,565	2,169
Other gains and (losses)	146,330	3,280	5,938

Income (loss) before provision (benefit) for income taxes and discontinued operations	$164,653	$8,767	$(40,902)

IDENTIFIABLE ASSETS:
Hospitality	$2,121,321	$1,546,426
Opry and Attractions	74,950	79,814
Corporate and Other	139,799	808,432
Discontinued operations	797	197,838

Total identifiable assets	$2,336,867	$2,632,510

     The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands).

	2007	2006	2005
CAPITAL EXPENDITURES:
Hospitality	$552,488	$264,076	$105,631
Opry and Attractions	1,696	2,153	2,538
Corporate and other	24,631	15,820	7,430

Total capital expenditures	$578,815	$282,049	$115,599

17. Quarterly Financial Information (Unaudited)
     The following is selected unaudited quarterly financial data as revised for the fiscal years ended December 31, 2007 and 2006 (amounts in thousands, except per share data).
     The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$182,358	$189,381	$166,920	$209,064
Depreciation and amortization	19,460	19,303	19,024	19,562
Operating income	10,600	19,386	2,570	10,626
Income before income taxes and discontinued operations	3,065	153,247	685	7,656
Provision (benefit) for income taxes	2,408	59,631	(1,511)	2,137
Income from continuing operations	657	93,616	2,196	5,519
Income (loss) from discontinued operations, net of taxes	2,807	13,226	(4,349)	(1,761)
Net income (loss)	3,464	106,842	(2,153)	3,758
Net income (loss) per share	0.09	2.61	(0.05)	0.09
Net income (loss) per share — assuming dilution	0.09	2.52	(0.05)	0.09

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$182,307	$177,087	$163,758	$199,120
Depreciation and amortization	18,568	18,548	18,792	19,160
Operating income (loss)	19,591	13,741	(1,006)	11,262
Income (loss) before income taxes and discontinued operations	7,508	4,427	(6,959)	3,791
Provision (benefit) for income taxes	2,988	10,026	(5,822)	(3,203)
Income (loss) from continuing operations	4,520	(5,599)	(1,137)	6,994
Income (loss) from discontinued operations, net of taxes	8,639	438	7,448	(100,738)
Net income (loss)	13,159	(5,161)	6,311	(93,744)
Net income (loss) per share	0.33	(0.13)	0.16	(2.30)
Net income (loss) per share — assuming dilution	0.32	(0.13)	0.16	(2.24)

     During the second quarter of 2007, the Company disposed of the remainder of its ResortQuest business. The results of operations, net of taxes, of ResortQuest have been reflected in the accompanying consolidated financial statements as discontinued in accordance with SFAS No. 144 for all periods presented. As a result, revenues, depreciation and amortization, operating income, income before income taxes and discontinued operations, provision for income taxes, income from continuing operations, and income from discontinued operations, net of taxes, for the three months ended March 31, 2007, the three months ended March 31, 2006, the three months ended June 30, 2006, the three months ended September 30, 2006, and the three months ended December 31, 2006, increased (decreased) as follows:

2007
First
Quarter
Revenues	$(57,483)
Depreciation and amortization	(2,401)
Operating income	(1,734)
Income before income taxes and discontinued operations	(1,696)
Provision for income taxes	1,111
Income from continuing operations	(2,807)
Gain from discontinued operations, net of taxes	2,807

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$(59,304)	(58,029)	(68,149)	(40,168)
Depreciation and amortization	(2,725)	(2,760)	(2,894)	(2,393)
Operating income	(2,020)	1,500	(8,139)	120,693
Income before income taxes and discontinued operations	(7,979)	1,249	(9,579)	120,353
Provision for income taxes	(1,207)	1,159	(2,695)	19,177
Income from continuing operations	(6,772)	90	(6,884)	101,176
Gain from discontinued operations, net of taxes	6,772	(90)	6,884	(101,176)
     In order to redevelop certain food and beverage operations at Gaylord Opryland, the Company terminated the lease held by the third-party operator of the hotel’s food court during the first quarter of 2007. The Company paid the operator $2.9 million to terminate the lease, which was recorded as selling, general and administrative expense in the first quarter of 2007.
     Also during the first quarter of 2007, the Company sold the previously utilized corporate aircraft for net proceeds of $5.0 million in cash, which resulted in the Company recording a gain of $4.4 million in other gains and losses in the first quarter of 2007.
     On March 23, 2007, the Company refinanced its $600.0 million credit facility with Bank of America, N.A. acting as the administrative agent in order to, among other things, increase the size of the credit facility to $1.0 billion. The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. As a result of the refinancing of the $600.0 million credit facility, the Company wrote off $1.2 million in deferred financing costs during the first quarter of 2007.
     On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. The Company recognized a pre-tax gain of $140.3 million from the sale of its interest in Bass Pro Group, LLC, which was recorded in other gains and losses in the second quarter of 2007. Net proceeds from the sale of $221.5 million were used to reduce the Company’s outstanding indebtedness.
     During 1998, ResortQuest recorded a note receivable of $4.0 million as a result of cash advances made to a primary stockholder (“Debtor”) of the predecessor company who is no longer an affiliate of ResortQuest. The note was collateralized by a third mortgage on residential real estate owned by the Debtor. Due to the failure to make interest payments, the note receivable was in default. The Company accelerated the note and demanded payment in full. The Company also contracted an independent external third party to appraise the property by which the note was secured, confirm the outstanding senior claims on the property and assess the associated credit risk. Based on this assessment, the Company assigned no value to the note receivable in the purchase price allocation associated with the ResortQuest acquisition. On January 23, 2006, the bankruptcy court approved a plan to restructure the note receivable, and the Company received $5.7 million in cash and a secured administrative claim of $0.5 million in full settlement of the note receivable, accrued interest and other related amounts due to us. Because the Company assigned no value to this note receivable as part of the ResortQuest purchase price allocation, the recovery of this note receivable resulted in the Company recording a net gain of $5.4 million in gain (loss) from discontinued operations during the first quarter of 2006. In July 2006, the Company received $0.5 million in cash in full settlement of the secured administrative claim, which resulted in the Company recording a gain of $0.5 million in gain (loss) from discontinued operations during the third quarter of 2006.
     During the third quarter of 2006, the Company received $5.3 million in cash in full settlement of its claim under its business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis and Charley. The net recovery of $4.9 million is recorded in gain (loss) from discontinued operations during the third quarter of 2006.
     As a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill and $0.1 million related to certain intangible assets in gain (loss) from discontinued operations.
     As further discussed in Note 3, the Company evaluated its goodwill and other intangible assets with indefinite useful lives for impairment as of December 31, 2006. In connection with this impairment test, the Company determined that the fair value of the ResortQuest trade name, which is an intangible asset with an indefinite useful life, was less than its carrying value. As a result the Company recorded an impairment charge of $12.1 million in gain (loss) from discontinued operations during the fourth quarter of 2006 to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, the Company determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, the Company recorded an impairment charge of $85.0 million in gain (loss) from discontinued operations during the fourth quarter of 2006 to write down the carrying values of goodwill at the impaired reporting units to their implied fair values.
     During 2005 and 2006, the Company was developing a new enterprise property management system for ResortQuest named ReQuest. During the fourth quarter of 2006, the Company determined that there had been a significant change in the extent or manner in which the system was expected to be used and it was no longer probable that ReQuest would be completed and placed in service. As a result, the Company indefinitely suspended the development of ReQuest during the fourth quarter of 2006 and recorded an impairment charge of $12.6 million in gain (loss) from discontinued operations to write off the carrying value of ReQuest to its fair value. Also in accordance with SFAS No. 144, the Company determined that the management contracts at a certain market of ResortQuest were not recoverable and recorded an impairment charge of $0.2 million in gain (loss) from discontinued operations during the fourth quarter of 2006 to write down the carrying values of those management contracts to their fair values.
18. Subsequent Events
Potential Purchase of Westin La Cantera Resort
     The Company entered into an Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”). The La Cantera Resort property includes approximately 508 rooms, 39,000 square feet of meeting space and two championship golf courses. The Purchase Agreement also provides for the Company’s purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
     The purchase price payable by the Company under the Purchase Agreement is $252.5 million, payable in cash at closing, which amount is subject to certain adjustments at closing. In addition, the Company will be required to pay a termination fee in an amount not to exceed $3.3 million at closing in connection with the termination of the current management agreement for the La Cantera Resort.
     On January 21, 2008, the Company entered into an amendment (the “Amendment”) with Sellers to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit (the “Deposit”)

previously paid by the Company to an escrow agent under the Purchase Agreement, which is recorded in property and equipment in the accompanying consolidated balance sheet, would be released to Sellers, and that the Deposit would be non-refundable to the Company except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date. In the event the transaction closes, the Deposit will be credited toward the purchase price.
     The Amendment conditioned the closing of the transactions under the Purchase Agreement on the Company arranging financing satisfactory to the Company in its sole discretion in order to fund the transaction. The Company is currently in the process of seeking an additional capital partner to complete this transaction. In the event that the Company does not find a suitable capital partner, it is anticipated that the Company will not close this transaction.
Stock Buyback Program
     On February 7, 2008, the Company announced that its board of directors approved a stock repurchase program to repurchase up to $80 million of its common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable Securities and Exchange Commission requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.
19. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
     Prior to January 1, 2006, Gaylord Entertainment Company (the “Issuer”) charged Gaylord Opryland, Gaylord Palms and Gaylord Texan a management fee equal to 3% of revenues. This management fee, which totaled $16.8 million during the year ended December 31, 2005, was recorded as revenues by the Issuer and operating costs by the Guarantors in the condensed consolidating financial information presented below. Effective January 1, 2006, this management fee is no longer charged.
     The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$26	$748,275	$—	$(578)	$747,723
Operating expenses:
Operating costs	—	449,510	—	(535)	448,975
Selling, general and administrative	19,052	141,690	—	(43)	160,699
Preopening costs	—	17,518	—	—	17,518
Depreciation	3,823	69,493	—	—	73,316
Amortization	2,199	1,834	—	—	4,033

Operating (loss) income	(25,048)	68,230	—	—	43,182
Interest expense, net	(80,763)	(117,991)	(10,984)	171,202	(38,536)
Interest income	22,022	134,805	17,609	(171,202)	3,234
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
Income from unconsolidated companies	—	(730)	1,694	—	964
Other gains and (losses)	5,513	(159)	140,976	—	146,330

(Loss) income before income taxes and discontinued operations	(68,797)	84,155	149,295	—	164,653
(Benefit) provision for income taxes	(34,231)	42,321	54,575	—	62,665
Equity in subsidiaries’ (earnings) losses, net	(146,477)	—	—	146,477	—

Income from continuing operations	111,911	41,834	94,720	(146,477)	101,988
Income from discontinued operations, net	—	—	9,923	—	9,923

Net income	$111,911	$41,834	$104,643	$(146,477)	$111,911

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$81,541	$689,332	$—	$(48,601)	$722,272
Operating expenses:
Operating costs	24,920	418,326	—	(567)	442,679
Selling, general and administrative	48,628	105,257	—	(122)	153,763
Management fees	—	47,912	—	(47,912)	—
Preopening costs	—	7,174	—	—	7,174
Depreciation	5,976	65,286	—	—	71,262
Amortization	1,744	2,062	—	—	3,806

Operating income	273	43,315	—	—	43,588
Interest expense, net	(84,310)	(62,583)	(5,772)	80,192	(72,473)
Interest income	68,854	5,523	7,903	(80,192)	2,088
Unrealized gain on Viacom stock and CBS stock	38,337	—	—	—	38,337
Unrealized loss on derivatives	(16,618)	—	—	—	(16,618)
(Loss) Income from unconsolidated companies	—	(1,687)	12,252	—	10,565
Other gains and (losses)	3,849	(569)	—	—	3,280

Income (loss) before income taxes and discontinued operations	10,385	(16,001)	14,383	—	8,767
(Benefit) provision for income taxes	(5,376)	3,132	6,233	—	3,989
Equity in subsidiaries’ (earnings) losses, net	95,196	—	—	(95,196)	—

(Loss) income from continuing operations	(79,435)	(19,133)	8,150	95,196	4,778
(Loss) gain from discontinued operations, net	—	(84,416)	203	—	(84,213)

Net (loss) income	$(79,435)	$(103,549)	$8,353	$95,196	$(79,435)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$84,471	$613,286	$—	$(53,221)	$644,536
Operating expenses:
Operating costs	22,986	389,849	—	(17,374)	395,461
Selling, general and administrative	39,566	103,767	—	(149)	143,184
Management fees	—	35,698	—	(35,698)	—
Preopening costs	—	5,005	—	—	5,005
Depreciation	5,427	63,424	—	—	68,851
Amortization	1,403	2,330	—	—	3,733

Operating income	15,089	13,213	—	—	28,302
Interest expense, net	(77,433)	(58,437)	(5,476)	68,097	(73,249)
Interest income	60,269	2,183	7,432	(68,097)	1,787
Unrealized loss on Viacom stock	(41,554)	—	—	—	(41,554)
Unrealized gain on derivatives	35,705	—	—	—	35,705
Income from unconsolidated companies	—	158	2,011	—	2,169
Other gains and (losses)	5,256	682	—	—	5,938

(Loss) income before income taxes and discontinued operations	(2,668)	(42,201)	3,967	—	(40,902)
(Benefit) provision for income taxes	(2,216)	(10,193)	1,577	—	(10,832)
Equity in subsidiaries’ (earnings) losses, net	33,498	—	—	(33,498)	—

(Loss) income from continuing operations	(33,950)	(32,008)	2,390	33,498	(30,070)
(Loss) gain from discontinued operations, net	—	(3,968)	88	—	(3,880)

Net (loss) income	$(33,950)	$(35,976)	$2,478	$33,498	$(33,950)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$17,156	$6,436	$—	$—	$23,592
Cash and cash equivalents — restricted	1,216	—	—	—	1,216
Trade receivables, net	1	31,370	—	—	31,371
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	7,522	22,784	—	(126)	30,180
Intercompany receivables, net	15,592	—	243,466	(259,058)	—
Current assets of discontinued operations	—	—	797		797

Total current assets	46,837	62,989	244,203	(259,184)	94,845
Property and equipment, net	55,847	2,140,417	—	—	2,196,264
Intangible assets, net of accumulated amortization	—	174	—	—	174
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,869,756	334,773	—	(2,200,386)	4,143
Estimated fair value of derivative assets	2,043	—	—	—	2,043
Long-term deferred financing costs	14,621	—	—	—	14,621
Other long-term assets	9,103	7,279	—	—	16,382
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,368	$690	$—	$—	$2,058
Accounts payable and accrued liabilities	24,022	217,286	(190)	(291)	240,827
Intercompany payables, net	—	188,829	70,229	(259,058)	—
Current liabilities of discontinued operations	—	—	2,760	—	2,760

Total current liabilities	25,390	406,805	72,799	(259,349)	245,645
Long-term debt and capital lease obligations, net of current portion	977,157	1,885	—	—	979,042
Deferred income taxes	(18,339)	93,593	(1,592)	—	73,662
Other long-term liabilities	56,248	39,436	635	165	96,484
Long-term liabilities of discontinued operations	—	—	542	—	542
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	413	2,387	2	(2,389)	413
Additional paid-in capital	721,196	2,258,043	6,322	(2,264,365)	721,196
Retained earnings	247,017	(248,122)	165,495	66,368	230,758
Other stockholders’ equity	(10,875)	—	—	—	(10,875)

Total stockholders’ equity	957,751	2,012,308	171,819	(2,200,386)	941,492

Total liabilities and stockholders’ equity	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$28,875	$6,481	$—	$—	$35,356
Cash and cash equivalents — restricted	1,223	43	—	—	1,266
Short term investments	394,913	—	—	—	394,913
Trade receivables, net	559	33,175	—	—	33,734
Estimated fair value of derivative assets	207,428	—	—	—	207,428
Deferred financing costs	10,461	—	—	—	10,461
Other current assets	6,155	14,523	—	(126)	20,552
Intercompany receivables, net	1,224,698	—	161,399	(1,386,097)	—
Current assets of discontinued operations	—	33,952	—	—	33,952

Total current assets	1,874,312	88,174	161,399	(1,386,223)	737,662
Property and equipment, net of accumulated depreciation	96,247	1,513,438	—	—	1,609,685
Intangible assets, net of accumulated amortization	—	228	—	—	228
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	1,480	—	—	—	1,480
Investments	338,465	21,714	79,521	(355,212)	84,488
Long-term deferred financing costs	15,579	—	—	—	15,579
Other long-term assets	6,667	5,920	—	—	12,587
Long-term assets of discontinued operations	—	163,886	—	—	163,886

Total assets	$2,332,750	$1,800,275	$240,920	$(1,741,435)	$2,632,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,351	$640	$—	$—	$1,991
Secured forward exchange contract	613,054	—	—	—	613,054
Accounts payable and accrued liabilities	41,177	124,537	—	(291)	165,423
Deferred income taxes	94,297	(37,130)	(539)	—	56,628
Intercompany payables, net	—	1,512,208	(126,111)	(1,386,097)	—
Current liabilities of discontinued operations	—	57,381	525	—	57,906

Total current liabilities	749,879	1,657,636	(126,125)	(1,386,388)	895,002
Long-term debt and capital lease obligations, net of current portion	751,168	2,394	—	—	753,562
Deferred income taxes	(19,673)	110,967	5,243	—	96,537
Estimated fair value of derivative liabilities	2,610	—	—	—	2,610
Other long-term liabilities	51,291	32,869	—	165	84,325
Long-term liabilities of discontinued operations	—	2,451	(3)	—	2,448
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	408	2,387	2	(2,389)	408
Additional paid-in capital	694,941	397,234	168,434	(565,668)	694,941
Retained earnings	118,885	(406,214)	193,369	212,845	118,885
Other stockholders’ equity	(16,759)	551	—	—	(16,208)

Total stockholders’ equity	797,475	(6,042)	361,805	(355,212)	798,026

Total liabilities and stockholders’ equity	$2,332,750	$1,800,275	$240,920	$(1,741,435)	$2,632,510

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(242,177)	$586,438	$(333,715)	$—	$10,546
Net cash provided by discontinued operating activities	—	—	16,153	—	16,153

Net cash (used in) provided by operating activities	(242,177)	586,438	(317,562)	—	26,699

Purchases of property and equipment	(3,514)	(575,301)	—	—	(578,815)
Deposit on potential acquisition of business	—	(10,000)	—	—	(10,000)
Investment in unconsolidated companies	—	(775)	—	—	(775)
Returns of investment in unconsolidated companies	—	870	—	—	870
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,034	81	—	—	5,115
Collection of note receivable	—	599	—	—	599
Other investing activities	(3,089)	(1,612)	—	—	(4,701)

Net cash (used in) provided by investing activities — continuing operations	(1,569)	(586,138)	221,527	—	(366,180)
Net cash provided by investing activities — discontinued operations	—	—	115,400	—	115,400

Net cash (used in) provided by investing activities	(1,569)	(586,138)	336,927	—	(250,780)

Repayment of long-term debt	(1,000)	—	—	—	(1,000)
Borrowings under credit facility	223,000	—	—	—	223,000
Deferred financing costs paid	(4,042)	—	—	—	(4,042)
Decrease in restricted cash and cash equivalents	7	43	—	—	50
Proceeds from exercise of stock option and purchase plans	12,573	—	—	—	12,573
Excess tax benefit from stock-based compensation	2,078	—	—	—	2,078
Other financing activities, net	(363)	(614)	—	—	(977)

Net cash provided by (used in) financing activities — continuing operations	232,253	(571)	—	—	231,682
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash provided by (used in) financing activities	232,253	(571)	(19,365)	—	212,317

Net change in cash	(11,493)	(271)	—	—	(11,764)
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$17,156	$6,436	$—	$—	$23,592

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(162,580)	$269,767	$—	$—	$107,187
Net cash provided by discontinued operating activities	—	11,483	—	—	11,483

Net cash (used in) provided by operating activities	(162,580)	281,250	—	—	118,670

Purchases of property and equipment	(15,554)	(266,495)	—	—	(282,049)
Investment in unconsolidated companies	—	(6,587)	—	—	(6,587)
Returns of investment in unconsolidated companies	—	2,228	—	—	2,228
Proceeds from sale of assets	—	63	—	—	63
Collection of note receivable	—	381	—	—	381
Other investing activities	(4,087)	(1,037)	—	—	(5,124)

Net cash used in investing activities — continuing operations	(19,641)	(271,447)	—	—	(291,088)
Net cash used in investing activities — discontinued operations	—	(14,783)	—	—	(14,783)

Net cash used in investing activities	(19,641)	(286,230)	—	—	(305,871)

Repayment of long term debt	(1,000)	—	—	—	(1,000)
Borrowings under credit facility	155,000	—	—	—	155,000
Increase in restricted cash and cash equivalents	(22)	—	—	—	(22)
Proceeds from exercise of stock option and purchase plans	13,028	—	—	—	13,028
Excess tax benefit from stock-based compensation	2,771	—	—	—	2,771
Other financing activities, net	(438)	(578)	—	—	(1,016)

Net cash provided by (used in) financing activities — continuing operations	169,339	(578)	—	—	168,761
Net cash provided by financing activities — discontinued operations	—	8,020	—	—	8,020

Net cash provided by financing activities	169,339	7,442	—	—	176,781

Net change in cash and cash equivalents	(12,882)	2,462	—	—	(10,420)
Cash and cash equivalents at beginning of year	41,757	4,019	—	—	45,776

Cash and cash equivalents at end of year	$28,875	$6,481	$—	$—	$35,356

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(42,733)	$129,820	$(6,971)	$—	$80,116
Net cash used in discontinued operating activities	—	(14,611)	(529)	—	(15,140)

Net cash (used in) provided by operating activities	(42,733)	115,209	(7,500)	—	64,976

Purchases of property and equipment	(8,777)	(106,822)	—	—	(115,599)
Investment in unconsolidated companies	—	(5,225)	—	—	(5,225)
Returns of investment in unconsolidated companies	—	2,389	—	—	2,389
Proceeds from sale of assets	5,967	4,339	—	—	10,306
Collection of note receivable	—	—	7,500	—	7,500
Purchases of short-term investments	(15,000)	—	—	—	(15,000)
Proceeds from sale of short-term investments	42,000	—	—	—	42,000
Other investing activities	(878)	(361)	—	—	(1,239)

Net cash provided by (used in) investing activities — continuing operations	23,312	(105,680)	7,500	—	(74,868)
Net cash used in investing activities — discontinued operations	—	(33,970)	—	—	(33,970)

Net cash provided by (used in) investing activities	23,312	(139,650)	7,500	—	(108,838)

Borrowings under credit facility	20,000	—	—	—	20,000
Deferred financing costs paid	(8,479)	—	—	—	(8,479)
Decrease in restricted cash and cash equivalents	1,245	—	—	—	1,245
Proceeds from exercise of stock option and purchase plans	9,040	—	—	—	9,040
Other financing activities, net	(339)	(128)	—	—	(467)

Net cash provided by (used in) financing activities — continuing operations	21,467	(128)	—	—	21,339
Net cash provided by financing activities — discontinued operations	—	23,006	—	—	23,006

Net cash provided by financing activities	21,467	22,878	—	—	44,345

Net change in cash	2,046	(1,563)	—	—	483
Cash and cash equivalents at beginning of year	39,711	5,582	—	—	45,293

Cash and cash equivalents at end of year	$41,757	$4,019	$—	$—	$45,776

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders of Gaylord Entertainment Company:
We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 27, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2008

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2007
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2001 restructuring charges — discontinuing operations	$158	$—	$—	$142	$16
2007 restructuring charges — discontinuing operations	—	805	—	761	44
	$158	$805	$—	$903	$60

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2006
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2001 restructuring charges — discontinuing operations	$162	$19	$—	$23	$158
2005 restructuring charges — discontinuing operations	192	74	—	266	—

Total	$354	$93	$—	$289	$158

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2005
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

2000 restructuring charges — continuing operations	$14	$(13)	$—	$1	$—
2001 restructuring charges — continuing operations	107	—	—	107	—

Total continuing operations	121	(13)	—	108	—

2001 restructuring charges — discontinuing operations	190	—	—	28	162
2005 restructuring charges — discontinuing operations	—	840	—	648	192

Total discontinuing operations	190	840	—	676	354

Total	$311	$827	$—	$784	$354

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1†	Agreement and Plan of Merger, dated as of August 4, 2003, among Gaylord Entertainment Company (the “Company”), GET Merger Sub, Inc. and ResortQuest International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2003 (File No. 1-13079)).
2.2†	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).
3.1*	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).
4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.
4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).
4.4	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company 8% Senior Notes Due 2013 (the “8% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).
4.5	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).
4.6	Second Supplemental Indenture, dated as of November 29, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).
4.7	Third Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).
4.8	Fourth Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).
4.9	Fifth Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
4.10	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).
4.11	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).
4.12	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).
4.13	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.1†	Amended and Restated Credit Agreement, dated as of March 23, 2007, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2007 (File No. 1-13079)).
10.2	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).
10.3	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.4	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.5	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.6	Non-Negotiable Promissory Note dated February 22, 2005 in favor of Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).
10.7	Consent Agreement dated February 22, 2005 by and among the NHL, Nashville Hockey Club Limited Partnership, the Company and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).
10.8	Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 5, 2006, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006, Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 11, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007 and Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 7, 2008 (File No. 1-13079)).
10.9†	Stock Purchase Agreement, dated as of April 18, 2007, by and among the Company, ResortQuest International, Inc. Vacation Holdings Hawaii, Inc., and Interval Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2007 (File No. 1-13079)).
10.10†	Purchase and Sale Agreement, dated as of November 19, 2007, by and among the Company, LCWW Partners and La Cantera Development Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 1-13079)).
10.11	Amendment Number 1 to Agreement of Purchase and Sale dated as of January 21, 2008, by and among Gaylord Entertainment Company, LCWW Partners and La Cantera Development Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2008 (File No. 1-13079)).
10.12#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).
10.13#	ResortQuest International, Inc. amended and restated 1998 long-term incentive plan (incorporated by reference to Exhibit A to ResortQuest International, Inc.’s definitive proxy statement filed with the SEC on April 6, 1999 (File No. 1-14115)).
10.14#	First Amendment to ResortQuest International, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.15#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).
10.16#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).
10.17#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).
10.18#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.19#	Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).
10.20#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).
10.21#	Form of Employment Agreement of each of David C. Kloeppel and John Caparella, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.22#	Form of Employment Agreement of each of Carter R. Todd and Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).
10.23#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).
10.24#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).
10.25#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).
10.26#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).
10.27#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).
10.28*#	Summary of Director and Executive Officer Compensation.
10.29#	Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).
10.30#	Amendment No. 1 to Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.31#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.32#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.33#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006)
10.34#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).
10.35*#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan.
21*	Subsidiaries of Gaylord Entertainment Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Management contract or compensatory plan or arrangement.