Form 10-Q
period 2008-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2008-05-09
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common Stock, $.01 par value	40,846,444 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2008
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except per share data)

	2008	2007
Revenues	$195,235	$182,358

Operating expenses:
Operating costs	113,489	108,553
Selling, general and administrative	39,541	40,800
Preopening costs	15,575	2,945
Impairment and other charges	12,031	—
Depreciation	20,193	18,549
Amortization	1,018	911

Operating (loss) income	(6,612)	10,600

Interest expense, net of amounts capitalized	(3,579)	(18,777)
Interest income	324	517
Unrealized loss on Viacom stock and CBS stock	—	(2,789)
Unrealized gain on derivatives	—	9,569
Income (loss) from unconsolidated companies	236	(1,918)
Other gains and (losses), net	59	5,863

(Loss) income before (benefit) provision for income taxes	(9,572)	3,065

(Benefit) provision for income taxes	(2,724)	2,408

(Loss) income from continuing operations	(6,848)	657

(Loss) income from discontinued operations, net of income taxes	(458)	2,807

Net (loss) income	$(7,306)	$3,464

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.17)	$0.02
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.06

Net (loss) income	$(0.18)	$0.08

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.17)	$0.02
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.06

Net (loss) income	$(0.18)	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Unaudited)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$15,883	$23,592
Cash and cash equivalents — restricted	1,236	1,216
Trade receivables, less allowance of $974 and $468, respectively	59,282	31,371
Estimated fair value of derivative assets	937	—
Deferred income taxes	7,689	7,689
Other current assets	38,143	30,180
Current assets of discontinued operations	147	797

Total current assets	123,317	94,845

Property and equipment, net of accumulated depreciation	2,335,174	2,196,264
Intangible assets, net of accumulated amortization	162	174
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	4,409	4,143
Estimated fair value of derivative assets	4,467	2,043
Long-term deferred financing costs	13,466	14,621
Other long-term assets	18,719	16,382

Total assets	$2,508,109	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,093	$2,058
Accounts payable and accrued liabilities	257,080	240,827
Current liabilities of discontinued operations	2,741	2,760

Total current liabilities	261,914	245,645

Long-term debt and capital lease obligations, net of current portion	1,163,424	979,042
Deferred income taxes	67,936	73,662
Estimated fair value of derivative liabilities	4,414	—
Other long-term liabilities	97,322	96,484
Long-term liabilities of discontinued operations	520	542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,841 and 41,236 shares issued and outstanding, respectively	409	413
Additional paid-in capital	701,831	721,196
Retained earnings	223,452	230,758
Accumulated other comprehensive loss	(13,113)	(10,875)

Total stockholders’ equity	912,579	941,492

Total liabilities and stockholders’ equity	$2,508,109	$2,336,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(7,306)	$3,464
Amounts to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Loss (income) from discontinued operations, net of taxes	458	(2,807)
(Income) loss from unconsolidated companies	(236)	1,918
Impairment and other charges	12,031	—
Unrealized gain on Viacom stock and CBS stock and related derivatives, net	—	(6,780)
(Benefit) provision for deferred income taxes	(3,441)	2,408
Depreciation and amortization	21,211	19,460
Amortization of deferred financing costs	997	7,424
Write-off of deferred financing costs	—	1,192
Stock-based compensation expense	2,946	2,424
Excess tax benefit from stock-based compensation	(830)	(581)
Loss (gain) on sales of assets	32	(4,376)
Changes in (net of acquisitions and divestitures):
Trade receivables	(27,911)	(13,662)
Accounts payable and accrued liabilities	5,659	(300)
Other assets and liabilities	(9,445)	(6,562)

Net cash flows (used in) provided by operating activities — continuing operations	(5,835)	3,222
Net cash flows provided by operating activities — discontinued operations	7	11,374

Net cash flows (used in) provided by operating activities	(5,828)	14,596

Cash Flows from Investing Activities:
Purchases of property and equipment	(162,442)	(134,727)
Returns of investment in unconsolidated companies	—	301
Proceeds from sales of assets	9	4,993
Other investing activities	(1,775)	(379)

Net cash flows used in investing activities — continuing operations	(164,208)	(129,812)
Net cash flows used in investing activities — discontinued operations	(122)	(1,041)

Net cash flows used in investing activities	(164,330)	(130,853)

Cash Flows from Financing Activities:
Borrowings under credit facility	182,000	120,000
Purchases of Company’s common stock	(19,999)	—
Deferred financing costs paid	—	(3,681)
Increase in restricted cash and cash equivalents	(20)	—
Proceeds from exercise of stock option and purchase plans	—	3,029
Excess tax benefit from stock-based compensation	830	581
Other financing activities, net	(362)	(380)

Net cash flows provided by financing activities — continuing operations	162,449	119,549
Net cash flows used in financing activities — discontinued operations	—	(8,466)

Net cash flows provided by financing activities	162,449	111,083

Net change in cash and cash equivalents	(7,709)	(5,174)
Cash and cash equivalents — unrestricted, beginning of period	23,592	35,356

Cash and cash equivalents — unrestricted, end of period	$15,883	$30,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
2. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Weighted average shares outstanding	41,246	40,802
Effect of dilutive stock options	—	1,310

Weighted average shares outstanding - assuming dilution	41,246	42,112

For the three months ended March 31, 2008, the effect of dilutive stock options was the equivalent of approximately 582,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2008, these incremental shares were excluded from the computation of diluted earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
3. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the three months of the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net (loss) income	$(7,306)	$3,464
Minimum pension liability, net of deferred income taxes	—	(81)
Foreign currency translation, net of deferred income taxes	—	(86)
Unrealized gain on natural gas swaps, net of deferred income taxes	518	487
Unrealized loss on interest rate swaps, net of deferred income taxes	(2,756)	—

Comprehensive (loss) income	$(9,544)	$3,784

4. IMPAIRMENT AND OTHER CHARGES:
The Company entered into an Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”). The Purchase Agreement also provided for the Company’s purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
On January 21, 2008, the Company entered into an amendment (the “Amendment”) with Sellers to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit (the “Deposit”) previously paid by the Company to an escrow agent under the Purchase Agreement, which was recorded in property and equipment in the accompanying consolidated balance sheet as of December 31, 2007, would be released to Sellers, and that the Deposit would be non-refundable to the Company except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date.
The Amendment conditioned the closing of the transactions under the Purchase Agreement on the Company arranging financing satisfactory to the Company in its sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, the Company terminated the Purchase Agreement on the basis that it did not obtain financing satisfactory to it. Pursuant to the terms of the Purchase Agreement and the Amendment, the Company forfeited the $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
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
During the second quarter of 2007, the Company committed to a plan of disposal of the remainder of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. The Company recognized a pretax gain of $50.0 million related to the sale of ResortQuest Hawaii during 2007. Net cash proceeds from the sale of $107.7 million were used to reduce the Company’s outstanding indebtedness.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation, for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. During the third quarter of 2007, the Company and BEI - RZT Corporation reached an agreement that the Company would be required to pay approximately $8.0 million to BEI — RZT Corporation pursuant to the final purchase price adjustment. The Company and BEI — RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI — RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments and cancellation of the note, the Company recognized a pretax loss of $59.5 million related to the sale of ResortQuest Mainland in 2007. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.2 million for the three months ended March 31, 2008. Net cash proceeds from the sale of $9.3 million were used to reduce the Company’s outstanding indebtedness.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Revenues:
ResortQuest	$—	$57,483

Operating (loss) income:
ResortQuest	$(487)	$1,734
Restructuring charges	(178)	—

Total operating (loss) income	(665)	1,734

Interest expense	—	(1)
Interest income	—	146

Other gains and (losses):
ResortQuest	(123)	(183)
Other	50	—

(Loss) income before benefit for income taxes	(738)	1,696

Benefit for income taxes	(280)	(1,111)

(Loss) income from discontinued operations	$(458)	$2,807

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	March 31,	December 31,
(in thousands)	2008	2007
Current assets:
Prepaid expenses	$79	$106
Other current assets	68	691

Total current assets	147	797

Total long-term assets	—	—

Total assets	$147	$797

Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable and accrued liabilities	2,741	2,760

Total current liabilities	2,741	2,760

Long-term debt	—	—
Other long-term liabilities	520	542

Total long-term liabilities	520	542

Total liabilities	$3,261	$3,302

6. DEBT:
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 8% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes is 8%, although the Company has entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps result in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:
•	$275.5 million was used to repay the $150 million senior term loan portion and the $50 million subordinated term loan portion of a senior secured credit facility secured by the Company’s Florida and Texas hotel properties, as well as the remaining $66 million of a mezzanine loan secured by the equity interest in a wholly-owned subsidiary that owned Gaylord Opryland and to pay certain fees and expenses related to the ResortQuest acquisition; and

•	$79.2 million was placed in escrow pending consummation of the acquisition of ResortQuest by the Company. As of November 20, 2003, the $79.2 million together with $8.2 million of available cash, was used to repay (i) ResortQuest’s senior notes and its credit facility, the principal amount of which aggregated $85.1 million at closing, and (ii) a related prepayment penalty.
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

As a result of the refinancing of the $600.0 million credit facility, which is discussed below, the Company wrote off $1.2 million in deferred financing costs during the first quarter of 2007, which is included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.
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
The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. As further discussed in Note 8, the Company has also entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on these borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility is for working capital and capital expenditures and the financing of the costs and expenses related to the continued construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by October 31, 2008 (subject to customary force majeure provisions). Construction of the Gaylord National hotel was substantially completed in April 2008.
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (which was substantially completed in April 2008, as described below) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter (i) following the closing date of the $1.0 Billion Credit Facility through the calendar quarter ending immediately prior to the first full quarter during which the Gaylord National hotel is substantially completed, of not more than 70% and (ii) for all calendar quarters thereafter, of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio of not less than 2.00 to 1.00 for all calendar quarters during the term of the credit facility.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.
As of March 31, 2008, the Company was in compliance with all covenants. As of March 31, 2008, $580.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $10.7 million of letters of credit under the facility for the Company, which left $409.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.
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
Prior to its maturity in May 2007, the seven-year SFEC had a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company’s obligation under the SFEC was collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. The SFEC protected the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provided for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company was not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The Company recognized the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $0 and $6.6 million for the three months ended March 31, 2008 and 2007, respectively.

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
8. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to manage risk exposure to changes in the variable interest rate on portions of its variable rate debt, changes in the value of portions of its fixed rate debt, and changes in the prices at which the Company purchases natural gas. Prior to May 2007, the Company also used derivative financial instruments to manage risk exposure to changes in the value of its Viacom Stock and CBS Stock.
Variable Rate Debt
On February 26, 2008, the Company entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. Under these swap agreements, which expire on various dates through March 9, 2010, the Company receives a variable rate equal to 3-month LIBOR and pays a weighted average fixed rate of 2.98% during the term of the swap agreements. The critical terms of the swap agreements match the critical terms of the borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility. The Company has designated these interest rate swaps as cash flow hedges. As of March 31, 2008, the Company determined that, based upon dealer quotes, the fair value of the interest rate swap agreements was a $4.4 million liability. The Company recorded a derivative liability of $4.4 million and accumulated other comprehensive income, net of tax, of $2.8 million. The Company recorded no ineffectiveness through operations related to these interest rate swaps during the three months ended March 31, 2008.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS No. 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of March 31, 2008 and December 31, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $4.5 million and $2.0 million, respectively. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.

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
At March 31, 2008, the Company had variable to fixed natural gas price swap contracts that mature from April 2008 to June 2008 with an aggregate notional amount of approximately 353,000 dekatherms. The fair value of these contracts was $0.9 million as of March 31, 2008. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2007, the Company had variable to fixed natural gas price swap contracts that matured from January 2008 to June 2008 with an aggregate notional amount of approximately 601,000 dekatherms. The fair value of these contracts was $45,000. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying condensed consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive loss and into earnings in the next twelve months is a gain of approximately $0.9 million.
Viacom Stock and CBS Stock
Upon adoption of SFAS No. 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. As further discussed in Note 7, the SFEC matured in May 2007. For the three months ended March 31, 2007, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $9.6 million related to the increase in the fair value of the derivatives associated with the SFEC.
9. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months ended March 31, 2008 and 2007 was comprised of:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Debt interest paid	$8,388	$6,876
Deferred financing costs paid	—	3,681
Capitalized interest	(8,388)	(5,728)

Cash interest paid, net of capitalized interest	$—	$4,829

Total capitalized interest for the three months ended March 31, 2008 was $15.2 million. Income taxes paid were $0.03 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.
10. GOODWILL AND INTANGIBLES:
The carrying amount of goodwill in continuing operations was $6.9 million at March 31, 2008 and December 31, 2007. The carrying amount of indefinite-lived intangible assets not subject to amortization in continuing operations was $1.5 million at March 31, 2008 and December 31, 2007. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at March 31, 2008 and December 31, 2007. The related accumulated amortization of amortized intangible assets in continuing operations was $0.9 million at March 31, 2008 and December 31, 2007. The amortization expense related to intangible assets from continuing operations during the three months ended March 31, 2008 and 2007 was $12,000. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$48
Year 2	48
Year 3	42
Year 4	3
Year 5	3

Total	$144

11. STOCK PLANS:
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan. The Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the Company’s 1997 plan. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that awards under the Plan better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At March 31, 2008 and December 31, 2007, there were 3,992,025 and 3,668,728 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under the Plan.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to non-employee directors generally vest one year from the date of grant, with certain restrictions on transfer. Restricted Stock Awards granted to employees generally vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At March 31, 2008 and December 31, 2007, Restricted Stock Awards of 142,876 and 95,630 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company granted selected executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals.

The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards. At March 31, 2008 and December 31, 2007, PARSUP awards of 178,000 and 521,000 shares were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”), which will replace annual grants of stock based compensation awards to these employees over the next three years. The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. The Company expects that the performance goals will be achieved and all of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is recording compensation expense equal to the fair value of all LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company will record compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. At March 31, 2008 LTIP Restricted Stock Units and LTIP Stock Options of 449,500 and 650,000 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.9 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 4,968 and 2,856 shares of common stock at an average price per share of $28.78 and $50.23 pursuant to this plan during the three months ended March 31, 2008 and 2007, respectively.
12. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2008	2007
Service cost	$64	$60
Interest cost	1,306	1,220
Expected return on plan assets	(1,204)	(1,094)
Amortization of net actuarial loss	296	564
Amortization of prior service cost	1	1

Total net periodic pension expense	$463	$751

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of included the following components for the three months ended March 31 (in thousands):

	Three months ended
	March 31,
	2008	2007
Service cost	$22	$27
Interest cost	300	284
Amortization of net actuarial loss	—	10
Amortization of net prior service cost	—	(24)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$261	$236

13. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax income was 28% and 79% for the three months ended March 31, 2008 and 2007, respectively. The Company’s lower effective tax rate during the three months ended March 31, 2008, as compared to the same period in 2007, was due primarily to the tax effects of intercompany interest charged to ResortQuest International, Inc. during the three months ended March 31, 2007 and the tax effects of a statutory rate change in the three months ended March 31, 2008.
As of March 31, 2008 and December 31, 2007, the Company had $15.1 million of unrecognized tax benefits, of which $7.5 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
14. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is currently assessing the impact that the adoption of SFAS No. 161 may have on the financial statements.
15. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company is developing the Gaylord National Resort & Convention Center (“Gaylord National”). Gaylord National was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The remaining $10 million of the cost of the land, which is subject to downward adjustment based on the completion of certain development milestones, is expected to be paid within the next twelve months. The project was originally planned to include a 1,500 room hotel, but the Company expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company paid an additional $8 million in April 2008 for land improvements related to the expanded facility. Prince George’s County, Maryland has issued three series of bonds related to the development of this hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second and third bond issues, in the amount of $95 million and $50 million, respectively, were delivered to the Company on April 2, 2008. The Company will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, the Company will record the present value of the future debt service payments as a bond receivable with a like amount as an offset to property and equipment. The Company has entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. As of March 31, 2008, the Company has spent approximately $846.7 million (excluding $65.9 million of capitalized interest and $45.6 million in preopening costs) on this project and has accrued an additional $113.8 million in the accompanying condensed consolidated balance sheet. The Company expects it will receive additional billings as well as proposed change orders from the general contractor for additional costs. The Company intends to vigorously negotiate any such proposed changes with the general contractor to minimize any cost increases.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which the Company would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, the Company is unable to predict whether such approvals would be forthcoming.
The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of March 31, 2008. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution

Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of March 31, 2008. As of March 31, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, on the one hand, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC, on the other hand. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of March 31, 2008. As of March 31, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
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
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as any of these obligations remain outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

16. FAIR VALUE MEASUREMENTS:
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 during the first quarter of 2008. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of March 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices.
The Company’s interest rate and natural gas derivative instruments consist of over-the-counter (“OTC”) swap contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes by counterparties to these contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows:

		Quoted Prices	Signficant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Variable to fixed natural gas swaps	$937	$—	$937	$—
Fixed to variable interest rate swaps	4,467	—	4,467	—

Total assets measured at fair value	$5,404	$—	$5,404	$—

Variable to fixed interest rate swaps	$4,414	$—	$4,414	$—

Total liabilities measured at fair value	$4,414	$—	$4,414	$—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of this statement in the first quarter of 2008. The Company has elected not to apply the fair value option to any of its financial instruments, so the adoption of this statement did not have a material impact on its consolidated financial position and results of operations.
17. STOCK REPURCHASE PROGRAM:
On February 7, 2008, the Company announced that its board of directors approved a stock repurchase program to repurchase up to $80 million of the Company’s common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.

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

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Revenues:
Hospitality	$177,944	$166,461
Opry and Attractions	17,116	15,842
Corporate and Other	175	55

Total	$195,235	$182,358

Depreciation and amortization:
Hospitality	$18,261	$16,425
Opry and Attractions	1,300	1,556
Corporate and Other	1,650	1,479

Total	$21,211	$19,460

Operating (loss) income:
Hospitality	$35,492	$27,562
Opry and Attractions	(1,044)	(1,006)
Corporate and Other	(13,454)	(13,011)
Preopening costs	(15,575)	(2,945)
Impairment and other charges	(12,031)	—

Total operating (loss) income	(6,612)	10,600
Interest expense, net of amounts capitalized	(3,579)	(18,777)
Interest income	324	517
Unrealized loss on Viacom stock and CBS stock	—	(2,789)
Unrealized gain on derivatives	—	9,569
Income (loss) from unconsolidated companies	236	(1,918)
Other gains and (losses), net	59	5,863

(Loss) income before (benefit) provision for income taxes	$(9,572)	$3,065

19. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the 8% Senior Notes and 6.75% Senior Notes. The 8% Senior Notes and 6.75% Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the 8% Senior Notes and 6.75% Senior Notes.
Prior to May 31, 2007, ResortQuest and its subsidiaries were guarantor subsidiaries and were included in the results of operations and cash flows of the Guarantors for the three months ended March 31, 2007 in the consolidating financial information presented below. As further discussed in Note 5, on May 31, 2007 and June 1, 2007, the Company sold ResortQuest and its subsidiaries and they were released from their guaranties of the 8% Senior Notes and 6.75% Senior Notes. Therefore, the Company has classified the balance sheet, results of operations, and cash flows of ResortQuest and its subsidiaries as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2007 with the Non-Guarantors in the consolidating financial information presented below.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$2,723	$195,189	$—	$(2,677)	$195,235
Operating expenses:
Operating costs	—	113,515	—	(26)	113,489
Selling, general and administrative	4,459	35,145	—	(63)	39,541
Management fees	—	2,588	—	(2,588)	—
Preopening costs	—	15,575	—	—	15,575
Impairment and other charges	12,031	—	—	—	12,031
Depreciation	886	19,307	—	—	20,193
Amortization	503	515	—	—	1,018

Operating (loss) income	(15,156)	8,544	—	—	(6,612)
Interest expense, net of amounts capitalized	(18,687)	(25,506)	(130)	40,744	(3,579)
Interest income	5,981	29,813	5,274	(40,744)	324
Unrealized loss on Viacom stock and CBS stock	—	—	—	—	—
Unrealized gain on derivatives	—	—	—	—	—
Income from unconsolidated companies	—	236	—	—	236
Other gains and (losses), net	—	59	—	—	59

(Loss) income before (benefit) provision for income taxes	(27,862)	13,146	5,144	—	(9,572)
(Benefit) provision for income taxes	(10,678)	6,046	1,908	—	(2,724)
Equity in subsidiaries’ (earnings) losses, net	(9,878)	—	—	9,878	—

(Loss) income from continuing operations	(7,306)	7,100	3,236	(9,878)	(6,848)
Income (loss) from discontinued operations, net of taxes	—	31	(489)	—	(458)

Net (loss) income	$(7,306)	$7,131	$2,747	$(9,878)	$(7,306)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues	$6	$182,427	$—	$(75)	$182,358
Operating expenses:
Operating costs	—	108,585	—	(32)	108,553
Selling, general and administrative	4,826	36,017	—	(43)	40,800
Preopening costs	—	2,945	—	—	2,945
Depreciation	982	17,567	—	—	18,549
Amortization	487	424	—	—	911

Operating (loss) income	(6,289)	16,889	—	—	10,600
Interest expense, net of amounts capitalized	(24,472)	(35,876)	(141)	41,712	(18,777)
Interest income	6,730	31,249	4,250	(41,712)	517
Unrealized loss on Viacom stock and CBS stock	(2,789)	—	—	—	(2,789)
Unrealized gain on derivatives	9,569	—	—	—	9,569
Loss from unconsolidated companies	—	(543)	(1,375)	—	(1,918)
Other gains and (losses), net	5,750	113	—	—	5,863

(Loss) income before (benefit) provision for income taxes	(11,501)	11,832	2,734	—	3,065
(Benefit) provision for income taxes	(3,517)	5,881	44	—	2,408
Equity in subsidiaries’ (earnings) losses, net	(11,448)	—	—	11,448	—

Income (loss) from continuing operations	3,464	5,951	2,690	(11,448)	657
Income from discontinued operations, net of taxes	—	—	2,807	—	2,807

Net income	$3,464	$5,951	$5,497	$(11,448)	$3,464

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:

Cash and cash equivalents — unrestricted	$11,154	$4,729	$—	$—	$15,883
Cash and cash equivalents — restricted	1,236	—	—	—	1,236
Trade receivables, net	—	59,282	—	—	59,282
Estimated fair value of derivative assets	937	—	—	—	937
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	7,394	30,875	—	(126)	38,143
Intercompany receivables, net	164,206	—	247,973	(412,179)	—
Current assets of discontinued operations	—	—	147	—	147

Total current assets	190,277	97,285	248,060	(412,305)	123,317
Property and equipment, net of accumulated depreciation	54,755	2,280,419	—	—	2,335,174
Intangible assets, net of accumulated amortization	—	162	—	—	162
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,879,634	335,039	—	(2,210,264)	4,409
Estimated fair value of derivative assets	4,467	—	—	—	4,467
Long-term deferred financing costs	13,466	—	—	—	13,466
Other long-term assets	10,054	8,665	—	—	18,719

Total assets	$2,152,653	$2,729,965	$248,060	$(2,622,569)	$2,508,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,355	$738	$—	$—	$2,093
Accounts payable and accrued liabilities	32,271	225,290	(190)	(291)	257,080
Intercompany payables, net	—	342,312	69,867	(412,179)	—
Current liabilities of discontinued operations	—	—	2,741	—	2,741

Total current liabilities	33,626	568,340	72,418	(412,470)	261,914
Long-term debt and capital lease obligations, net of current portion	1,161,552	1,872	—	—	1,163,424
Deferred income taxes	(31,738)	99,658	16	—	67,936
Estimated fair value of derivative liabilities	4,414	—	—	—	4,414
Other long-term liabilities	55,961	40,656	540	165	97,322
Long-term liabilities of discontinued operations	—	—	520	—	520
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	701,831	2,258,043	6,322	(2,264,365)	701,831
Retained earnings	239,711	(240,991)	168,242	56,490	223,452
Other stockholders’ equity	(13,113)	—	—	—	(13,113)

Total stockholders’ equity	928,838	2,019,439	174,566	(2,210,264)	912,579

Total liabilities and stockholders’ equity	$2,152,653	$2,729,965	$248,060	$(2,622,569)	$2,508,109

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$17,156	$6,436	$—	$—	$23,592
Cash and cash equivalents — restricted	1,216	—	—	—	1,216
Trade receivables, net	1	31,370	—	—	31,371
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	7,522	22,784	—	(126)	30,180
Intercompany receivables, net	15,592	—	243,466	(259,058)	—
Current assets of discontinued operations	—	—	797	—	797

Total current assets	46,837	62,989	244,203	(259,184)	94,845
Property and equipment, net	55,847	2,140,417	—	—	2,196,264
Intangible assets, net of accumulated amortization	—	174	—	—	174
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,869,756	334,773	—	(2,200,386)	4,143
Estimated fair value of derivative assets	2,043	—	—	—	2,043
Long-term deferred financing costs	14,621	—	—	—	14,621
Other long-term assets	9,103	7,279	—	—	16,382

Total assets	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,368	$690	$—	$—	$2,058
Accounts payable and accrued liabilities	24,022	217,286	(190)	(291)	240,827
Intercompany payables, net	—	188,829	70,229	(259,058)	—
Current liabilities of discontinued operations	—	—	2,760	—	2,760

Total current liabilities	25,390	406,805	72,799	(259,349)	245,645
Long-term debt and capital lease obligations, net of current portion	977,157	1,885	—	—	979,042
Deferred income taxes	(18,339)	93,593	(1,592)	—	73,662
Other long-term liabilities	56,248	39,436	635	165	96,484
Long-term liabilities of discontinued operations	—	—	542	—	542
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	413	2,387	2	(2,389)	413
Additional paid-in capital	721,196	2,258,043	6,322	(2,264,365)	721,196
Retained earnings	247,017	(248,122)	165,495	66,368	230,758
Other stockholders’ equity	(10,875)	—	—	—	(10,875)

Total stockholders’ equity	957,751	2,012,308	171,819	(2,200,386)	941,492

Total liabilities and stockholders’ equity	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by continuing operating activities	$(168,398)	$162,448	$115	$—	$(5,835)
Net cash provided by discontinued operating activities	—	—	7	—	7

Net cash (used in) provided by operating activities	(168,398)	162,448	122	—	(5,828)

Purchases of property and equipment	(147)	(162,295)	—	—	(162,442)
Proceeds from sale of assets	—	9	—	—	9
Other investing activities	(178)	(1,597)	—	—	(1,775)

Net cash used in investing activities — continuing operations	(325)	(163,883)	—	—	(164,208)
Net cash used in investing activities — discontinued operations	—	—	(122)	—	(122)

Net cash used in investing activities	(325)	(163,883)	(122)	—	(164,330)

Borrowings under credit facility	182,000	—	—	—	182,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Increase in restricted cash and cash equivalents	(20)	—	—	—	(20)
Excess tax benefit from stock-based compensation	830	—	—	—	830
Other financing activities, net	(90)	(272)	—	—	(362)

Net cash provided by (used in) financing activities — continuing operations	162,721	(272)	—	—	162,449
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	162,721	(272)	—	—	162,449

Net change in cash and cash equivalents	(6,002)	(1,707)	—	—	(7,709)
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$11,154	$4,729	$—	$—	$15,883

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by continuing operating activities	$(127,643)	$130,865	$—	$—	$3,222
Net cash provided by discontinued operating activities	—	11,374	—	—	11,374

Net cash (used in) provided by operating activities	(127,643)	142,239	—	—	14,596

Purchases of property and equipment	(855)	(133,872)	—	—	(134,727)
Returns of investment in unconsolidated companies	—	301	—	—	301
Proceeds from sale of assets	4,993	—	—	—	4,993
Other investing activities	(314)	(65)	—	—	(379)

Net cash provided by (used in) investing activities — continuing operations	3,824	(133,636)	—	—	(129,812)
Net cash used in investing activities — discontinued operations	—	(1,041)	—	—	(1,041)

Net cash provided by (used in) investing activities	3,824	(134,677)	—	—	(130,853)

Borrowings under credit facility	120,000	—	—	—	120,000
Deferred financing costs paid	(3,681)	—	—	—	(3,681)
(Increase) decrease in restricted cash and cash equivalents	(1)	1	—	—	—
Proceeds from exercise of stock option and purchase plans	3,029	—	—	—	3,029
Excess tax benefit from stock-based compensation	581	—	—	—	581
Other financing activities, net	(103)	(277)	—	—	(380)

Net cash provided by (used in) financing activities — continuing operations	119,825	(276)	—	—	119,549
Net cash used in financing activities — discontinued operations	—	(8,466)	—	—	(8,466)

Net cash provided by (used in) financing activities	119,825	(8,742)	—	—	111,083

Net change in cash and cash equivalents	(3,994)	(1,180)	—	—	(5,174)
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$24,655	$5,527	$—	$—	$30,182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), which was substantially completed in April 2008.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three months ended March 31, 2008 and 2007, our total revenues were divided among these business segments as follows:

	Three Months
	Ended March 31,
Segment	2008	2007
Hospitality	91.1%	91.3%
Opry and Attractions	8.8%	8.7%
Corporate and Other	0.1%	0.0%
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
Our business is also exposed to risks related to tourism, including terrorist attacks and other global events which affect levels of tourism in the United States and, in particular, the areas of the country in which our properties are located. Competition and the desirability of the locations in which our properties are located are also important risks to our business. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, for additional discussion regarding the risk factors that could cause our actual results to differ from our expected or historical results.
Recent Developments
Termination of Purchase Agreement for Westin La Cantera Resort. We entered into an Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”). The Purchase Agreement also provided for our purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
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
The Amendment conditioned the closing of the transactions under the Purchase Agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, we terminated the Purchase Agreement on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and the Amendment, we forfeited the $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
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

As a result of the transactions described above, the results of operations of our ResortQuest business, net of taxes, are included in discontinued operations for all periods presented. See “Non-Operating Results Affecting Net (Loss) Income— (Loss) Income from Discontinued Operations, Net of Taxes” below for a discussion of the results of operations of our ResortQuest business.
Key Performance Indicators
The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:
•	hotel occupancy (volume indicator);

•	average daily rate (“ADR”) (price indicator);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period);

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period); and

•	Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations);
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
Overall Outlook
We have invested heavily in our operations in the three months ended March 31, 2008 and in the years ended December 31, 2007, 2006 and 2005, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, and the construction of the Gaylord National, described below, beginning in 2005 and continuing in 2006, 2007 and 2008. Our investments in the balance of 2008 are expected to consist primarily of ongoing capital improvements for our existing properties (particularly the expansions at Gaylord Opryland and Gaylord Texan) and the continued construction of the Gaylord National.

On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million, on which land we are developing Gaylord National. The hotel was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The remaining $10 million of the cost of the land, which is subject to downward adjustment based on the completion of certain development milestones, is expected to be paid within the next twelve months. The project was originally planned to include a 1,500 room hotel; however, we expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, we paid an additional $8 million in April 2008 for land improvements related to the expanded facility.
Prince George’s County, Maryland has issued three series of bonds related to the development of our hotel project. The first bond issuance, in the amount of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second and third bond issues, in the amount of $95 million and $50 million, respectively, were delivered to us on April 2, 2008. We will initially hold the $95 million and $50 million bond issuances and receive the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from our development. Accordingly, during the second quarter of 2008, we will record the present value of the future debt service payments as a bond receivable with a like amount as an offset to property and equipment.
We have entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. Construction costs to date have exceeded our initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that has occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. We have also reserved our rights with our general contractor and architect for possible claims concerning cost overruns. As of March 31, 2008, we have spent approximately $846.7 million (excluding $65.9 million of capitalized interest and $45.6 million in pre-opening costs) on the project and have accrued an additional $113.8 million. We expect to receive additional billings as well as proposed change orders from the general contractor for additional costs. We intend to vigorously negotiate any such proposed changes with the general contractor to minimize any cost increases. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and after completion, the proceeds of tax increment payments on the $145 million in government bonds described above, to fund the development and construction.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties extended the termination date for the non-binding letter of intent to May 31, 2008, and the parties continue to discuss the terms under which we would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, we are unable to predict whether such approvals would be forthcoming.

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
On February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion. During the three months ended March 31, 2008, we repurchased 656,700 shares of our common stock at a weighted average purchase price of $30.42 per share.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three month periods ended March 31, 2008 and 2007. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues.

	Unaudited
	Three Months ended March 31,
	2008	%	2007	%
	(in thousands, except percentages)
Income Statement Data:
REVENUES:
Hospitality	$177,944	91.1%	$166,461	91.3%
Opry and Attractions	17,116	8.8%	15,842	8.7%
Corporate and Other	175	0.1%	55	0.0%

Total revenues	195,235	100.0%	182,358	100.0%

OPERATING EXPENSES:
Operating costs	113,489	58.1%	108,553	59.5%
Selling, general and administrative	39,541	20.3%	40,800	22.4%
Preopening costs	15,575	8.0%	2,945	1.6%
Impairment and other charges	12,031	6.2%	—	0.0%
Depreciation and amortization:
Hospitality	18,261	9.4%	16,425	9.0%
Opry and Attractions	1,300	0.7%	1,556	0.9%
Corporate and Other	1,650	0.8%	1,479	0.8%

Total depreciation and amortization	21,211	10.9%	19,460	10.7%

Total operating expenses	201,847	103.4%	171,758	94.2%

OPERATING (LOSS) INCOME:
Hospitality	35,492	19.9%	27,562	16.6%
Opry and Attractions	(1,044)	-6.1%	(1,006)	-6.4%
Corporate and Other	(13,454)	(A )	(13,011)	(A )
Preopening costs	(15,575)	(B )	(2,945)	(B )
Impairment and other charges	(12,031)	(B )	—	(B )

Total operating (loss) income	(6,612)	-3.4%	10,600	5.8%
Interest expense, net of amounts capitalized	(3,579)	(C )	(18,777)	(C )
Interest income	324	(C )	517	(C )
Unrealized gain on Viacom stock and CBS stock and derivatives, net	—	(C )	6,780	(C )
Income (loss) from unconsolidated companies	236	(C )	(1,918)	(C )
Other gains and (losses), net	59	(C )	5,863	(C )
Benefit (provision) for income taxes	2,724	(C )	(2,408)	(C )
(Loss) income from discontinued operations, net	(458)	(C )	2,807	(C )

Net (loss) income	$(7,306)	(C )	$3,464	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
			%
	2008	2007	Change
	(in thousands, except percentages and per share data)
Total revenues	$195,235	$182,358	7.1%
Total operating expenses	201,847	171,758	17.5%
Operating (loss) income	(6,612)	10,600	-162.4%
Net (loss) income	(7,306)	3,464	-310.9%
Net (loss) income per share — fully diluted	(0.18)	0.08	-325.0%
Total Revenues
Our total revenues for the three months ended March 31, 2008, as compared to the same period in 2007, increased by $12.9 million, primarily due to an $11.5 million increase in our Hospitality segment revenues, as more fully described below.
Total Operating Expenses
The increase in our total operating expenses for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily due to a $12.5 million increase in preopening costs associated with the Gaylord National and $12.0 million in impairment and other charges related to the termination of the Purchase Agreement for the La Cantera Resort, each as more fully described below.
Operating (Loss) Income
Our operating loss of $6.6 million for the three months ended March 31, 2008, as compared to our operating income of $10.6 million for the same period in 2007, was primarily due to the increased operating expenses described above. As more fully described below, a $7.9 million increase in our Hospitality segment operating income for the three months ended March 31, 2008, as compared to the same period in 2007, served to reduce the size of our operating loss.
Net (Loss) Income
Our net loss of $7.3 million for the three months ended March 31, 2008, as compared to net income of $3.5 million for the same period in 2007, is due in part to our operating loss for the period as described above. However, the following also affected our net loss for the three months ended March 31, 2008, as compared to our net income for the same period in 2007:
•	A $15.2 million decrease in interest expense, net of amounts capitalized for the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to increases in capitalized interest and other factors described more fully below, which served to decrease the size of our net loss in the three months ended March 31, 2008 as compared to the same period in 2007.

•	The elimination of results from our investment in Viacom stock and CBS stock and related derivatives during the three months ended March 31, 2008 as a result of the maturation of our secured forward exchange contract in May 2007. We experienced an unrealized gain on Viacom stock and CBS stock and derivatives, net, of $6.8 million for the three months ended March 31, 2007, described more fully below. This served to increase the size of our net loss in the three months ended March 31, 2008 as compared to the same period in 2007.

•	Other gains of $0.1 million for the three months ended March 31, 2008, as compared to other gains of $5.9 million in the same period in 2007, due to miscellaneous one-time gains incurred in 2007 described more fully below, which served to increase the size of our net loss in the three months ended March 31, 2008 as compared to the same period in 2007.

•	A benefit for income taxes of $2.7 million for the three months ended March 31, 2008, as compared to a provision for income taxes of $2.4 million for the same period in 2007, described more fully below, which served to decrease the size of our net loss in the three months ended March 31, 2008 as compared to the same period in 2007.
Our net (loss) income per share for the three months ended March 31, 2008, as compared to the same period in 2007, was impacted by the reduction in the number of shares of our common stock outstanding due to our stock repurchase program described above.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased Hospitality segment revenues for the three months ended March 31, 2008, as compared to the same period in 2007, resulting in part from a combination of stable system-wide occupancy rates and increased average daily rate for this period. The increased average daily rate was primarily a result of higher-paying group business during the period.

•	Increased levels of food and beverage, banquet and other ancillary revenues at our hotels for the three months ended March 31, 2008, as compared to the same period in 2007, which increased Total RevPAR at our hotels and supplemented the impact of increased ADR and RevPAR of the Hospitality segment during this period, as discussed more fully below.

•	Increased preopening costs for the three months ended March 31, 2008, as compared to the same period in 2007, associated with construction of the Gaylord National, described more fully below, which decreased our operating income as compared to the same period in 2007.

•	Impairment charges associated with the termination of the Purchase Agreement with respect to the La Cantera Resort, described more fully below, which decreased our operating income for the three months ended March 31, 2008, as compared to the same period in 2007.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages and performance metrics)
Hospitality revenue (1)	$177,944	$166,461	6.9%
Hospitality operating expenses:
Operating costs	99,543	95,590	4.1%
Selling, general and administrative	24,648	26,884	-8.3%
Depreciation and amortization	18,261	16,425	11.2%

Total Hospitality operating expenses	142,452	138,899	2.6%

Hospitality operating income (2)	$35,492	$27,562	28.8%

Hospitality performance metrics:
Occupancy (6)	77.3%	77.3%	0.0%
ADR	$173.75	$167.63	3.7%
RevPAR (3) (6)	$134.34	$129.65	3.6%
Total RevPAR (4) (6)	$323.64	$307.81	5.1%
Net Definite Room Nights Booked (5)	402,000	357,000	12.6%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 139,000 and 37,000 room nights for the three months ended March 31, 2008 and 2007, respectively, related to Gaylord National, which opened in April 2008.

(6)	Excludes 5,171 and 8,333 room nights that were taken out of service during the three months ended March 31, 2008 and 2007, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
A combination of stable system-wide occupancy and an increased system-wide ADR in the first three months of 2008 resulted in increases in total Hospitality segment revenue and RevPAR, as compared to the same period in 2007. Increased system-wide food and beverage, banquet and ancillary revenues, led by the performance of

Gaylord Opryland and Gaylord Palms, resulted in increases in Total RevPAR in the 2008 quarter, as compared to 2007. Results of Gaylord Opryland during the first three months of 2008, described more fully below, were a primary driver of the Hospitality segment’s RevPAR and Total RevPAR improvement as compared to the same period in 2007.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality segment operating expenses in the first three months of 2008, as compared to the same period in 2007, is due to increased system-wide operating costs and depreciation and amortization expense partially offset by lower system-wide selling, general and administrative expenses, each as more fully described below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the first three months of 2008, as compared to the same period in 2007, primarily due to increases at Gaylord Opryland and Gaylord Palms associated with the increased food and beverage, banquet and ancillary revenues, described more fully below. The decrease in Hospitality selling, general and administrative expenses, consisting of administrative and overhead costs, in the first three months of 2008, as compared to the same period in 2007, was primarily due to the $2.9 million lease termination charge at Gaylord Opryland associated with its food and beverage improvement program which occurred in 2007, as described more fully below.
Total Hospitality depreciation and amortization expense in the three months ended March 31, 2008, as compared to the same period in 2007, increased due to additional property and equipment, including that related to the multi-year rooms renovation program at Gaylord Opryland, being placed into service.

     Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2008 and 2007.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$72,591	$63,355	14.6%
Operating expense data:
Operating costs	41,807	39,555	5.7%
Selling, general and administrative	9,582	11,945	-19.8%
Hospitality performance metrics (1):
Occupancy	76.0%	74.2%	2.4%
ADR	$157.21	$147.20	6.8%
RevPAR	$119.46	$109.19	9.4%
Total RevPAR	$282.52	$252.45	11.9%

(1)	Excludes 5,171 and 8,333 room nights that were taken out of service during the three months ended March 31, 2008 and 2007, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The increase in Gaylord Opryland revenue for the first three months of 2008, as compared to the same period in 2007, is due to a combination of increased occupancy and ADR for the period, driven primarily by an increased amount of group business during the period. Food and beverage and other ancillary revenue also increased in the first three months of 2008, as compared to the same period in 2007, due to improvements in catering, banquet and other outside the room spending relating to the increased levels of group business, which resulted in an increase in Total RevPAR for the period.
The increase in operating costs at Gaylord Opryland in the first three months of 2008, as compared to the same period in 2007, was primarily due to the increased cost of goods and services associated with the increased banquet and outside the room spending described above. The decrease in selling general and administrative expenses at Gaylord Opryland in the first three months of 2008, as compared to the same period in 2007, was primarily due to the $2.9 charge incurred in the three months ended March 31, 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, which was renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program. This decrease in selling, general and administrative expenses was partially offset by an increase in bad debt expense.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$55,050	$52,564	4.7%
Operating expense data:
Operating costs	28,046	27,116	3.4%
Selling, general and administrative	8,858	8,179	8.3%
Hospitality performance metrics:
Occupancy	84.4%	83.8%	0.7%
ADR	$205.15	$207.80	-1.3%
RevPAR	$173.20	$174.08	-0.5%
Total RevPAR	$430.26	$415.39	3.6%
The increase in Gaylord Palms revenue for the first three months of 2008, as compared to the same period in 2007, is due to increased banquet, outlet, and other outside the room spending by groups. This increased spending, which resulted in an increase in Total RevPAR in the first three months of 2008, as compared to the same period in 2007, is due primarily to increased group occupancy during the period as compared to the prior period, as well as to the opening of a new food and beverage outlet at the property. A combination of slightly increased occupancy and slightly lower ADR during the period, as compared to the prior period, resulted in a slightly lower RevPAR for the first three months of 2008. The increase in occupancy was partially due to the impact of the Easter holiday falling in the first quarter of 2008, which drove increased transient occupancy to Gaylord Palms.
The increase in operating costs at Gaylord Palms for the first three months of 2008, as compared to the same period in 2007, was due to costs associated with the increased banquet, outlet, and other outside the room spending by groups described above. The increase in selling, general and administrative expenses at Gaylord Palms in the first three months of 2007, as compared to the same period in 2007, is primarily due to increased compensation expense.

     Gaylord Texan Results. The results of the Gaylord Texan for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages and performance metrics)
Total revenues	$48,287	$48,585	-0.6%
Operating expense data:
Operating costs	28,606	27,870	2.6%
Selling, general and administrative	5,730	6,274	-8.7%
Hospitality performance metrics:
Occupancy	76.2%	80.6%	-5.5%
ADR	$184.37	$173.95	6.0%
RevPAR	$140.55	$140.13	0.3%
Total RevPAR	$351.17	$357.27	-1.7%
The slight decrease in Gaylord Texan revenue for the first three months of 2008, as compared to the same period in 2007, is primarily due to lower banquet and catering revenues during the period, which was attributable to a decline in the level of group business in the first three months of 2008, as compared to the same period in 2007. The decrease in banquet and catering revenues was partially offset by increases in room revenue and increased revenue at the hotel’s Glass Cactus entertainment complex. The increase in room revenue was due to an increased ADR, partially offset by lower occupancy during the period. The decrease in occupancy was partially due to the impact of the Easter holiday falling in the first quarter of 2008, which resulted in less group occupancy at Gaylord Texan.
The increase in operating costs at Gaylord Texan in the first three months of 2008, as compared to the same period in 2007, was primarily due to increased operating costs at the Glass Cactus entertainment complex, as well as increased compensation expense. The decrease in selling, general and administrative expenses at Gaylord Texan in the first three months of 2008, as compared to the same period in 2007, was primarily due to a decrease in rental expenses.

  Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
			%
	2008	2007	Change
	(In thousands, except percentages)
Total revenues	$17,116	$15,842	8.0%
Operating expense data:
Operating costs	11,762	10,662	10.3%
Selling, general and administrative	5,098	4,630	10.1%
Depreciation and amortization	1,300	1,556	-16.5%

Operating loss:	$(1,044)	$(1,006)	-3.8%

The increase in revenues in the Opry and Attractions segment in the first three months of 2008, as compared to the same period in 2007, is primarily due to an increase in revenues at our Corporate Magic corporate event planning business.
The increase in Opry and Attractions segment operating costs in the first three months of 2008, as compared to the same period in 2007, was primarily due to an increase in variable costs associated with the increased revenues at Corporate Magic. The increase in Opry and Attractions segment selling, general and administrative expense in the first three months of 2008, as compared to the same period in 2007, was primarily due to increased sales expense at Wildhorse Saloon, Corporate Magic, and WSM-AM.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages)
Total revenues	$175	$55	218.2%
Operating expenses:
Operating costs	2,184	2,301	-5.1%
Selling, general and administrative	9,795	9,286	5.5%
Depreciation and amortization	1,650	1,479	11.6%

Operating loss (1):	$(13,454)	$(13,011)	-3.4%

(1)	Corporate and Other segment operating loss for the three month ended March 31, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the first three months of 2008, as compared to the same period in 2007, due to a greater share of expenses being capitalized in connection with software development initiatives. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended March 31, 2008, as compared to the same period in 2007, due to increased equity-based compensation costs and consulting costs to support our growth initiatives. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the first three months of 2008, as compared to the same period in 2007, due to additional capitalized software costs placed in service.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs increased by $12.6 million to $15.6 million in the three months ended March 31, 2008, as compared to the same period in 2007. These costs were primarily related to the construction of the Gaylord National.
Operating Results — Impairment and other charges
As further described in “Recent Developments”, we entered into a Purchase Agreement with Sellers, to acquire the assets related to the La Cantera Resort. The Purchase Agreement also provided for our purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
On January 21, 2008, we entered into an Amendment with Sellers to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit previously paid by us to an escrow agent under the Purchase Agreement would be released to Sellers, and that the Deposit would be non-refundable to us except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date.
The Amendment conditioned the closing of the transactions under the Purchase Agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, we terminated the Purchase Agreement on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and the Amendment, we forfeited the $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.

Non-Operating Results Affecting Net (Loss) Income
General
The following table summarizes the other factors which affected our net (loss) income for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$(3,579)	$(18,777)
Interest income	324	517
Unrealized gain on Viacom stock and CBS stock and derivatives, net	—	6,780
Income (loss) from unconsolidated companies	236	(1,918)
Other gains and (losses)	59	5,863
Benefit (provision) for income taxes	2,724	(2,408)
(Loss) income from discontinued operations, net of taxes	(458)	2,807
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased $15.2 million to $3.6 million (net of capitalized interest of $15.2 million) during the first three months of 2008, as compared to the same period in 2007, due primarily to a $9.5 million increase in capitalized interest described below, the maturity of the secured forward exchange contract, which is further described below, and the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion during the three months ended March 31, 2007, the effects of which were partially offset by the impact of higher average debt balances during the three months ended March 31, 2008. Capitalized interest increased to $15.2 million during the three months ended March 31, 2008 from $5.7 million during the three months ended March 31, 2007 due to the construction of the Gaylord National.
Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 6.8% and 6.6% for the three months ended March 31, 2008 and 2007, respectively.
As further discussed in Note 7 to our condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment, which was in place until May 2007, resulted in non-cash interest expense of $0 and $6.6 million for the three months ended March 31, 2008 and 2007, respectively.
Interest Income
The decrease in interest income during the three months ended March 31, 2008, as compared to the same period in 2007, is due to lower cash balances invested in interest-bearing accounts in 2008 and a decrease in short-term interest rates.

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
In May 2007, the secured forward exchange contract matured, and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance sheet during the second quarter of 2007.
For the three months ended March 31, 2007, we recorded a net pretax loss of $2.8 million related to the decrease in fair value of the Viacom and CBS stock. For the three months ended March 31, 2007, we recorded net pretax gain of $9.6 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $6.8 million related to the gain on Viacom and CBS stock and derivatives, net, for the three months ended March 31, 2007.
Income (Loss) from Unconsolidated Companies
We account for our investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months ended March 31, 2008 and 2007 consisted of equity method income (loss) from these investments as follows:

	Three Months
	Ended March 31,
	2008	2007	% Change
	(In thousands, except percentages )
Bass Pro	$—	$(1,376)	100.0%
RHAC Holdings, LLC	439	(209)	310.0%
Waipouli Holdings, LLC	(203)	(333)	39.0%

Total:	$236	$(1,918)	112.3%

     Bass Pro. Prior to May 31, 2007, we owned 13.0% of Bass Pro Group, LLC, the owner of the Bass Pro, Inc., Tracker Marine Boats and Big Cedar Lodge businesses. On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC (consisting of 43,333 common units) to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. We recognized a pre-tax gain of $140.3 million from the sale of our interest in Bass Pro Group, LLC during the second quarter of 2007. We recorded equity method income from our investment in Bass Pro prior to the date of sale as shown above. Net proceeds from the sale of $221.5 million were used to reduce our outstanding indebtedness. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale.
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

Other Gains and (Losses)
Our other gains and (losses) for the three months ended March 31, 2008 primarily consisted of miscellaneous income and expense. Our other gains and (losses) for the three months ended March 31, 2007 primarily consisted of the receipt of a $1.2 million dividend distribution related to our investment in CBS stock, a $4.5 million gain on the sale of the previously utilized corporate aircraft, and other miscellaneous income and expense.
(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	Three Months
	Ended March 31,
	2008	2007
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	(3)	(32)
Change in statutory state tax rate	(6)	—
Other	2	76

Effective tax rate	28%	79%

The decrease in our effective tax rate for the three months ended March 31, 2008, as compared to our effective tax rate for the three months ended March 31, 2007 was due primarily to the tax effects of intercompany interest charged to ResortQuest International, Inc. during the three months ended March 31, 2007 and the tax effects of a statutory rate change in the three months ended March 31, 2008. The amount designated as Other for the three months ended March 31, 2007 in the table above is primarily the result of interest charged to ResortQuest International, Inc.
(Loss) Income from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the three months ended March 31, 2008 and 2007, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
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
During the second quarter of 2007, we committed to a plan of disposal of the remainder of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings

Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. We recognized a pretax gain of $50.0 million related to the sale of ResortQuest Hawaii during 2007. Net cash proceeds from the sale of $107.7 million were used to reduce our outstanding indebtedness.
On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The purchase price was paid by the delivery of a four-year promissory note in the principal amount of $8.0 million bearing interest at the annual rate of 10%, and the balance of the purchase price was paid in cash at closing. During the third quarter of 2007, we and BEI — RZT Corporation reached an agreement that we would be required to pay approximately $8.0 million to BEI — RZT Corporation pursuant to the final purchase price adjustment. We and BEI — RZT Corporation also agreed that the four-year $8.0 million promissory note received from BEI — RZT Corporation at closing would be cancelled and deemed to be satisfied and paid in full in full satisfaction of the approximately $8.0 million final purchase price adjustment described above. As a result of the final purchase price adjustments and cancellation of the note, we recognized a pretax loss of $59.5 million related to the sale of ResortQuest Mainland in 2007. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.2 million for the three months ended March 31, 2008. Net cash proceeds from the sale of $9.3 million were used to reduce our outstanding indebtedness.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Revenues:
ResortQuest	$—	$57,483

Operating (loss) income:
ResortQuest	$(487)	$1,734
Restructuring charges	(178)	—

Total operating (loss) income	(665)	1,734

Interest expense	—	(1)
Interest income	—	146

Other gains and (losses):
ResortQuest	(123)	(183)
Other	50	—

(Loss) income before benefit for income taxes	(738)	1,696

Benefit for income taxes	(280)	(1,111)

(Loss) income from discontinued operations	$(458)	$2,807

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the three months ended March 31 (in thousands):

	2008	2007
Operating Cash Flows:
Net cash flows (used in) provided by operating activities — continuing operations	$(5,835)	$3,222
Net cash flows provided by operating activities — discontinued operations	7	11,374

Net cash flows (used in) provided by operating activities	(5,828)	14,596

Investing Cash Flows:
Purchases of property and equipment	(162,442)	(134,727)
Proceeds from sales of assets	9	4,993
Other	(1,775)	(78)

Net cash flows used in investing activities — continuing operations	(164,208)	(129,812)
Net cash flows used in investing activities — discontinued operations	(122)	(1,041)

Net cash flows used in investing activities	(164,330)	(130,853)

Financing Cash Flows:
Borrowings under credit facility	182,000	120,000
Purchases of Company’s common stock	(19,999)	—
Deferred financing costs paid	—	(3,681)
Increase in restricted cash and cash equivalents	(20)	—
Proceeds from exercise of stock options and purchase plans	—	3,029
Excess tax benefit from stock-based compensation	830	581
Other	(362)	(380)

Net cash flows provided by financing activities — continuing operations	162,449	119,549
Net cash flows used in financing activities — discontinued operations	—	(8,466)

Net cash flows provided by financing activities	162,449	111,083

Net change in cash and cash equivalents	$(7,709)	$(5,174)

     Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures.
During the three months ended March 31, 2008, our net cash flows used in operating activities — continuing operations were $5.8 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax benefit, interest expense, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and loss on sales of certain fixed assets of approximately $25.9 million, offset by unfavorable changes in working capital of approximately $31.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as the timing of payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, an increase in deferred revenues due to a seasonal increase in receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland,

Gaylord Palms, and Gaylord Texan, as well as an increase in trade payables and receipts of deposits on advance bookings of hotel rooms at Gaylord National before the opening of that hotel.
During the three months ended March 31, 2007, our net cash flows provided by operating activities — continuing operations were $3.2 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and gain on sales of certain fixed assets of approximately $23.7 million, partially offset by unfavorable changes in working capital of approximately $20.5 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Texan, as well as the timing of payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms (primarily at Gaylord Opryland and Gaylord Palms).
     Cash Flows From Investing Activities. During the three months ended March 31, 2008, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $162.4 million. Our capital expenditures during the three months ended March 31, 2008 included construction of $139.6 million at Gaylord National, as well as $11.1 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland.
During the three months ended March 31, 2007, our primary uses of funds and investing activities were purchases of property and equipment which totaled $134.7 million. Our capital expenditures during the three months ended March 31, 2007 included construction of $105.7 million at Gaylord National, as well as $10.5 million to refurbish guest rooms and renovate certain food and beverage outlets at Gaylord Opryland. During the three months ended March 31, 2007, we also received proceeds of $5.0 million on the sales of certain fixed assets, primarily related to the sale of the previously utilized corporate aircraft.
We currently project capital expenditures for the twelve months of 2008 to total approximately $401 million, which includes approximately $292 million related to the Gaylord National, $54 million at Gaylord Opryland primarily to refurbish guest rooms, renovate certain food and beverage space, and commence the expansion project described above, and $21 million at Gaylord Texan primarily related to commencing the expansion project described above.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During the three months ended March 31, 2008, our net cash flows provided by financing activities – continuing operations were approximately $162.4 million, primarily reflecting $182.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock.
During the three months ended March 31, 2007, our net cash flows provided by financing activities — continuing operations were approximately $119.5 million, primarily reflecting $120.0 million in borrowings under our credit facility and $3.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $3.7 million in deferred financing costs to refinance our $600.0 million credit facility.
Working Capital
As of March 31, 2008, we had total current assets of $123.3 million and total current liabilities of $261.9 million, which resulted in a working capital deficit of $138.6 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. We believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we plan to invest in our operations during 2008 through the completion and opening of Gaylord National, the beginning of a planned $400 million expansion of Gaylord Opryland and a planned $315 million expansion of Gaylord Texan (which expansions are anticipated to begin in late 2008 or early 2009). In addition, our Board of Directors has authorized us to repurchase up to $60 million of our common stock. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these projects. Our $1.0 billion credit facility matures on March 9, 2010. Prior to this date, we will be required to refinance our credit facility in order to finance our ongoing capital needs. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. There is no assurance that we will be able to obtain additional financing on acceptable terms.
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
The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which may be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. We have also entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company is required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility is for working capital and capital expenditures and the financing of the costs and expenses related to the continued construction of the Gaylord National hotel. Construction of the Gaylord National hotel is required to be substantially completed by October 31, 2008 (subject to customary force majeure provisions). Construction of the Gaylord National hotel was substantially completed in April 2008.
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (which was substantially completed in April 2008) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).

In addition, the $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter (i) following the closing date of the $1.0 Billion Credit Facility through the calendar quarter ending immediately prior to the first full quarter during which the Gaylord National hotel is substantially completed, of not more than 70% and (ii) for all calendar quarters thereafter, of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $550.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio of not less than 2.00 to 1.00 for all calendar quarters during the term of the credit facility.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an interest rate equal to the then current seven year Treasury Note plus 0.25%) of not less than 1.60 to 1.00.
As of March 31, 2008, we were in compliance with all covenants. As of March 31, 2008, $580.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $10.7 million of letters of credit under the facility for us, which left $409.3 million of availability under our credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). The credit facility is cross-defaulted to our other indebtedness.
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
Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $10.7 million of letters of credit as of March 31, 2008 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2008, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,155,000	$—	$580,000	$—	$575,000
Capital leases	3,050	1,093	1,221	736	—
Promissory note payable to Nashville Predators	3,000	1,000	2,000	—	—
Construction commitments	74,485	74,485	—	—	—
Operating leases (1)	664,786	6,228	10,047	8,246	640,265
Other	350	175	175	—	—

Total contractual obligations	$1,900,671	$82,981	$593,443	$8,982	$1,215,265

(1)	The total operating lease commitments of $664.8 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 9 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months ended March 31, 2008 and 2007.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2008, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $15.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no newly identified critical accounting policies in the first quarter of 2008 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herewith.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 or described from time to time in our other reports filed with the SEC:

•	the potential adverse effect of our debt on our cash flow and our ability to fulfill our obligations under our indebtedness and maintain adequate cash to finance our business;

•	the availability of debt and equity financing on terms that are favorable to us;

•	general economic and market conditions and economic and market conditions related to the hotel and large group meetings and convention industry;

•	the timing, budgeting and other factors and risks relating to new hotel development, including our ability to successfully operate the Gaylord National and to derive cash flow from its operations;

•	the geographic concentration of our hotel properties; and

•	business levels at our hotels, and our ability to successfully operate our hotels.
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and natural gas prices.
Risk Related to Changes in Interest Rates
          Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our $1.0 Billion Credit Facility.
          In conjunction with our offering of the 8% Senior Notes, we entered into a fixed to variable interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes is deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the 8% Senior Notes would increase by approximately $1.3 million.
          Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. On February 26, 2008, we entered into a series of forward-starting interest rate swaps to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through March 9, 2010, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges under SFAS No. 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $177.0 in borrowings outstanding under our $1.0 Billion Credit Facility as of March 31, 2008 would increase by approximately $1.8 million.

          Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2008. As a result, the interest rate market risk implicit in these investments at March 31, 2008, if any, is low.
Risk Related to Changes in Natural Gas Prices
          As of March 31, 2008, we held variable to fixed natural gas price swaps with respect to the purchase of 353,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to three months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $7.39 per dekatherm. These natural gas price swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of March 31, 2008 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative asset associated with the fair value of our natural gas swaps outstanding as of March 31, 2008 would have increased or decreased by $0.4 million.
Risks Related to Foreign Currency Exchange Rates
          Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
          Based upon our overall market risk exposures at March 31, 2008, we believe that the effects of changes in interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
ITEM 4. CONTROLS AND PROCEDURES.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
There have been no material changes to our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On February 7, 2008, the Company announced that its board of directors approved a stock repurchase program to repurchase up to $80 million of the Company’s common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. Purchases during the three months ended March 31, 2008 occurred in February and March as follows:

			Total Number	Approximate
			of Shares	Dollar Value
	Total	Average	Purchased as	of Shares That
	Number of	Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under
Period	Repurchased	Share	Plan	the Plan
February 7, 2008 — February 29, 2008	291,400	$31.35	291,400
March 1, 2008 — March 31, 2008	365,300	$29.68	365,300

	656,700	$30.42	656,700	$60 million

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

GAYLORD ENTERTAINMENT COMPANY
Date: May 9, 2008	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Amendment Number 1 to Agreement of Purchase and Sale dated as of January 21, 2008, by and among Gaylord Entertainment Company, LCWW Partners and La Cantera Development Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2008 (File No. 1-13079)).

10.2	GMP Amendment No. 16 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated February 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2008 (File No. 1-13079)).

10.3	GMP Amendment No. 17 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated February 4, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 7, 2008 (File No. 1-13079)).

10.4	GMP Amendment No. 18 to the Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated February 4, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 7, 2008 (File No. 1-13079)).

10.5	Executive Employment Agreement, dated as of February 25, 2008, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2008 (File No. 1-13079)).

10.6	Form of Employment Agreement (Executive Vice President) entered into by the Company on February 25, 2008 with David C. Kloeppel and John P. Caparella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2008 (File No. 1-13079)).

10.7	Form of Employment Agreement (Senior Vice President) entered into by the Company on February 25, 2008 with Carter R. Todd and Mark Fioravanti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2008 (File No. 1-13079)).

10.8	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.