Form 10-Q
period 2008-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2008-08-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common Stock, $.01 par value	40,854,593 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2008
INDEX

Part I – FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share data)

	2008	2007
Revenues	$258,269	$189,381

Operating expenses:
Operating costs	149,043	108,771
Selling, general and administrative	48,114	38,691
Preopening costs	3,246	3,230
Depreciation	27,692	18,336
Amortization	1,306	967

Operating income	28,868	19,386

Interest expense, net of amounts capitalized	(18,548)	(13,611)
Interest income	3,773	1,630
Unrealized gain on Viacom stock and CBS stock	—	9,147
Unrealized loss on derivatives	—	(6,448)
(Loss) income from unconsolidated companies	(454)	2,931
Other gains and (losses), net	(9)	140,212

Income before provision for income taxes	13,630	153,247

Provision for income taxes	5,082	59,631

Income from continuing operations	8,548	93,616

Income from discontinued operations, net of income taxes	239	13,226

Net income	$8,787	$106,842

Basic income per share:
Income from continuing operations	$0.21	$2.29
Income from discontinued operations, net of income taxes	0.01	0.32

Net income	$0.22	$2.61

Fully diluted income per share:
Income from continuing operations	$0.21	$2.21
Income from discontinued operations, net of income taxes	—	0.31

Net income	$0.21	$2.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share data)

	2008	2007
Revenues	$453,504	$371,739

Operating expenses:
Operating costs	262,531	217,324
Selling, general and administrative	87,656	79,491
Preopening costs	18,821	6,175
Impairment and other charges	12,031	—
Depreciation	47,885	36,885
Amortization	2,324	1,878

Operating income	22,256	29,986

Interest expense, net of amounts capitalized	(22,127)	(32,388)
Interest income	4,097	2,147
Unrealized gain on Viacom stock and CBS stock	—	6,358
Unrealized gain on derivatives	—	3,121
(Loss) income from unconsolidated companies	(218)	1,013
Other gains and (losses), net	50	146,075

Income before provision for income taxes	4,058	156,312

Provision for income taxes	2,358	62,039

Income from continuing operations	1,700	94,273

(Loss) income from discontinued operations, net of income taxes	(219)	16,033

Net income	$1,481	$110,306

Basic income per share:
Income from continuing operations	$0.04	$2.31
Income from discontinued operations, net of income taxes	—	0.39

Net income	$0.04	$2.70

Fully diluted income per share:
Income from continuing operations	$0.04	$2.23
Income from discontinued operations, net of income taxes	—	0.38

Net income	$0.04	$2.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)
(In thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$32,046	$23,592
Cash and cash equivalents — restricted	1,208	1,216
Trade receivables, less allowance of $1,667 and $468, respectively	71,494	31,371
Estimated fair value of derivative assets	528	—
Deferred income taxes	7,689	7,689
Other current assets	40,292	30,180
Current assets of discontinued operations	969	797

Total current assets	154,226	94,845

Property and equipment, net of accumulated depreciation	2,258,267	2,196,264
Notes receivable	150,441	—
Intangible assets, net of accumulated amortization	147	174
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	3,956	4,143
Estimated fair value of derivative assets	2,870	2,043
Long-term deferred financing costs	12,470	14,621
Other long-term assets	24,604	16,382

Total assets	$2,615,376	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,101	$2,058
Accounts payable and accrued liabilities	266,212	240,827
Current liabilities of discontinued operations	2,550	2,760

Total current liabilities	270,863	245,645

Long-term debt and capital lease obligations, net of current portion	1,244,964	979,042
Deferred income taxes	72,039	73,662
Other long-term liabilities	98,342	96,484
Long-term liabilities of discontinued operations	519	542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,851 and 41,236 shares issued and outstanding, respectively	409	413
Additional paid-in capital	705,043	721,196
Retained earnings	232,239	230,758
Accumulated other comprehensive loss	(9,042)	(10,875)

Total stockholders’ equity	928,649	941,492

Total liabilities and stockholders’ equity	$2,615,376	$2,336,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income	$1,481	$110,306
Amounts to reconcile net income to net cash flows provided by operating activities:
Loss (income) from discontinued operations, net of taxes	219	(16,033)
Loss (income) from unconsolidated companies	218	(1,013)
Impairment and other charges	12,031	—
Unrealized gain on Viacom stock and CBS stock and related derivatives, net	—	(9,479)
Benefit for deferred income taxes	(1,712)	(51,324)
Depreciation and amortization	50,209	38,763
Amortization of deferred financing costs	1,993	12,253
Write-off of deferred financing costs	—	1,192
Stock-based compensation expense	6,120	5,066
Excess tax benefit from stock-based compensation	(832)	(1,444)
Gain on sale of investment in Bass Pro	—	(140,313)
Loss (gain) on sales of assets	119	(4,272)
Changes in (net of acquisitions and divestitures):
Trade receivables	(40,123)	(12,356)
Accounts payable and accrued liabilities	29,833	(13,493)
Income taxes payable	(777)	112,080
Other assets and liabilities	(10,755)	(9,635)

Net cash flows provided by operating activities — continuing operations	48,024	20,298
Net cash flows (used in) provided by operating activities — discontinued operations	(1,518)	21,613

Net cash flows provided by operating activities	46,506	41,911

Cash Flows from Investing Activities:
Purchases of property and equipment	(277,114)	(281,462)
Investment in unconsolidated companies	(31)	(231)
Proceeds from sale of investment in Bass Pro	—	221,527
Proceeds from sales of assets	19	5,035
Other investing activities	(9,041)	(708)

Net cash flows used in investing activities — continuing operations	(286,167)	(55,839)
Net cash flows provided by investing activities — discontinued operations	792	115,284

Net cash flows (used in) provided by investing activities	(285,375)	59,445

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit facility	267,000	(60,000)
Purchases of Company’s common stock	(19,999)	—
Deferred financing costs paid	—	(3,883)
Decrease in restricted cash and cash equivalents	8	54
Proceeds from exercise of stock option and purchase plans	157	7,967
Excess tax benefit from stock-based compensation	832	1,444
Other financing activities, net	(675)	(592)

Net cash flows provided by (used in) financing activities — continuing operations	247,323	(55,010)
Net cash flows used in financing activities — discontinued operations	—	(19,365)

Net cash flows provided by (used in) financing activities	247,323	(74,375)

Net change in cash and cash equivalents	8,454	26,981
Cash and cash equivalents — unrestricted, beginning of period	23,592	35,356

Cash and cash equivalents — unrestricted, end of period	$32,046	$62,337

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
2. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted average shares outstanding	40,812	40,961	41,029	40,882
Effect of dilutive stock options	371	1,383	486	1,403

Weighted average shares outstanding - assuming dilution	41,183	42,344	41,515	42,285

3. COMPREHENSIVE INCOME:
Comprehensive income is as follows for the three months and six months of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income	$8,787	$106,842	$1,481	$110,306
Minimum pension liability, net of deferred income taxes	—	(14)	—	(95)
Unrealized (loss) gain on natural gas swaps, net of deferred income taxes	(238)	(312)	280	175
Unrealized gain on interest rate swaps, net of deferred income taxes	4,309	—	1,553	—

Comprehensive income	$12,858	$106,516	$3,314	$110,386

4. NOTES RECEIVABLE:
In connection with the development of Gaylord National, Prince George’s County, Maryland issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008.
The Company is currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on prevailing market interest rates at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying condensed consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on prevailing market interest rates at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying condensed consolidated balance sheet. The Company will record the amortization of discount on these notes receivable as interest income over the life of the notes.
During the three months and six months ended June 30, 2008, the Company recorded interest income of $3.4 million on these bonds, which included $3.0 million of interest that accrued on the bonds subsequent to their delivery to the Company and $0.4 million related to amortization of the discount on the bonds.
5. IMPAIRMENT AND OTHER CHARGES:
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
The Amendment conditioned the closing of the transactions under the Purchase Agreement on the Company arranging financing satisfactory to the Company in its sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, the Company terminated the Purchase Agreement on the basis that it did not obtain satisfactory financing. Pursuant to the terms of the Purchase Agreement and the Amendment, the Company forfeited the $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million during the six months ended June 30, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.

6. DISCONTINUED OPERATIONS:
The Company has reflected the following business as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, and Unusual and Infrequently Occurring Events and Transactions (“APB 30”). The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.
ResortQuest
During the second quarter of 2007, the Company committed to a plan of disposal of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. The Company recognized a pretax gain of $50.0 million related to the sale of ResortQuest Hawaii during 2007.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation, for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The Company recognized a pretax loss of $59.5 million related to the sale of ResortQuest Mainland in 2007. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.1 million and $0.3 million for the three months and six months ended June 30, 2008, respectively.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Revenues:
ResortQuest	$—	$33,745	$—	$91,228

Operating loss:
ResortQuest	$(446)	$(3,756)	$(933)	$(2,022)
Restructuring charges	(84)	(72)	(262)	(72)

Total operating loss	(530)	(3,828)	(1,195)	(2,094)

Interest expense	—	(7)	—	(8)
Interest income	—	163	—	309

Other gains and (losses):
ResortQuest	915	(6,586)	792	(6,769)
Other	—	—	50	—

Income (loss) before benefit for income taxes	385	(10,258)	(353)	(8,562)

Provision (benefit) for income taxes	146	(23,484)	(134)	(24,595)

Income (loss) from discontinued operations	$239	$13,226	$(219)	$16,033

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	June 30,	December 31,
(in thousands)	2008	2007
Current assets:
Other receivables	$965	$—
Prepaid expenses	4	106
Other current assets	—	691

Total current assets	969	797

Total long-term assets	—	—

Total assets	$969	$797

Current liabilities:
Accounts payable and accrued liabilities	$2,550	$2,760

Total current liabilities	2,550	2,760

Other long-term liabilities	519	542

Total long-term liabilities	519	542

Total liabilities	$3,069	$3,302

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
The 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of the Company’s senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. As of June 30, 2008, the Company was in compliance with each of these covenants. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future. The 8% Senior Notes are cross-defaulted to the Company’s other indebtedness.
6.75% Senior Notes
On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of the Company’s senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. As of June 30, 2008, the Company was in compliance with each of these covenants. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future. The 6.75% Senior Notes are cross-defaulted to the Company’s other indebtedness.

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
As a result of the refinancing of the $600.0 million credit facility, which is discussed below, the Company wrote off $1.2 million in deferred financing costs during the first quarter of 2007, which is included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.
$1.0 Billion Credit Facility
As of June 30, 2008, the Company had in place an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) was effective March 23, 2007 and represented an increase of the Company’s previous $600.0 million credit facility, which is discussed above.
The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also included an accordion feature that allowed the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. As further discussed in Note 9, the Company entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. As discussed in Note 20, these interest rate swaps were terminated by the Company in July 2008 in connection with the Company’s refinancing of the $1.0 Billion Credit Facility. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility was for working capital, capital expenditures and the financing of the costs and expenses related to the construction of the Gaylord National hotel. Construction of the Gaylord National hotel was substantially completed in April 2008.

The $1.0 Billion Credit Facility was (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel, Gaylord National hotel and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances were subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property was sold).
In addition, the $1.0 Billion Credit Facility contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility were as follows:
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
As of June 30, 2008, the Company was in compliance with all covenants. As of June 30, 2008, $665.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $10.7 million of letters of credit under the facility for the Company, which left $324.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). The $1.0 Billion Credit Facility was cross-defaulted to our other indebtedness. On July 25, 2008, the $1.0 Billion Credit Facility was refinanced as described in Note 20.
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
Prior to its maturity in May 2007, the seven-year SFEC had a notional amount of $613.1 million and required contract payments based upon a stated 5% rate. The Company’s obligation under the SFEC was collateralized by a security interest in the Company’s Viacom Stock and CBS Stock. The SFEC protected the Company against decreases in the combined fair market value of the Viacom Stock and CBS Stock below $56.05 per share by way of a put option; the SFEC also provided for participation in the increases in the combined fair market value of the Viacom Stock and CBS Stock in that the Company received 100% of the appreciation between $56.05 and $64.45 per share and, by way of a call option, 25.93% of the appreciation above $64.45 per share, as of March 31, 2007. The Company realized cash proceeds from the SFEC of $506.5 million, net of discounted prepaid contract payments and prepaid interest related to the first 3.25 years of the contract and transaction costs totaling $106.6 million. In October 2000, the Company prepaid the remaining 3.75 years of contract interest payments required by the SFEC of $83.2 million. As a result of the prepayment, the Company was not required to make any further contract interest payments during the seven-year term of the SFEC. Additionally, as a result of the prepayment, the Company was released from certain covenants of the SFEC, which related to sales of assets, additional indebtedness and liens. The Company recognized the prepaid contract payments and deferred financing charges associated with the SFEC as interest expense over the seven-year contract period using the effective interest method, which resulted in non-cash interest expense of $3.8 million and $10.5 million for the three months and six months ended June 30, 2007, respectively.
During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet.
In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended, certain components of the secured forward exchange contract are considered derivatives, as discussed in Note 9.
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
Variable Rate Debt
On February 26, 2008, the Company entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. As discussed in Note 20, these interest rate swaps were terminated by the Company in July 2008 in connection with the Company’s refinancing of the $1.0 Billion Credit Facility. Under these swap agreements, which were scheduled to expire on various dates through March 9, 2010, the Company received a variable rate equal to 3-month LIBOR and paid a weighted average fixed rate of 2.98% during the term of the swap agreements. The critical terms of the swap agreements matched the critical terms of the borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility. The Company designated these interest rate swaps as cash flow hedges. As of June 30, 2008, the Company determined that, based upon dealer quotes, the fair value of the interest rate swap agreements was a $2.4 million asset. The Company recorded a derivative asset of

$2.4 million and accumulated other comprehensive income, net of tax, of $1.6 million. The Company recorded no ineffectiveness through operations related to these interest rate swaps during the three months or six months ended June 30, 2008.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of June 30, 2008 and December 31, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $0.5 million and $2.0 million, respectively. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.
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
At June 30, 2008, the Company had one variable to fixed natural gas price swap contract that matures in July 2008 with an aggregate notional amount of approximately 94,000 dekatherms. The fair value of this swap contract was $0.5 million as of June 30, 2008. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2007, the Company had variable to fixed natural gas price swap contracts that matured from January 2008 to July 2008 with an aggregate notional amount of approximately 601,000 dekatherms. The fair value of these contracts was $45,000. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying condensed consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive loss and into earnings in the next twelve months is a gain of approximately $0.5 million.
Viacom Stock and CBS Stock
Upon adoption of SFAS 133, the Company valued the SFEC based on pricing provided by a financial institution and reviewed by the Company. The financial institution’s market prices are prepared on a mid-market basis by reference to proprietary models and do not reflect any bid/offer spread. As further discussed in Note 8, the

SFEC matured in May 2007. For the three months and six months ended June 30, 2007, the Company recorded net pretax (losses) gains in the Company’s condensed consolidated statement of operations of ($6.4) million and $3.1 million, respectively, related to the (decrease) increase in the fair value of the derivatives associated with the SFEC.
10. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and six months ended June 30, 2008 and 2007 was comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Debt interest paid	$30,057	$28,497	$38,445	$35,373
Deferred financing costs paid	—	202	—	3,883
Capitalized interest	(373)	(8,566)	(15,610)	(14,294)

Cash interest paid, net of capitalized interest	$29,684	$20,133	$22,835	$24,962

Income taxes paid were $1.5 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.
As further discussed in Note 4, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds is reflected as an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying condensed consolidated statement of cash flows.
11. GOODWILL AND INTANGIBLES:
The carrying amount of goodwill in continuing operations was $6.9 million at June 30, 2008 and December 31, 2007. The carrying amount of indefinite-lived intangible assets not subject to amortization in continuing operations was $1.5 million at June 30, 2008 and December 31, 2007. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at June 30, 2008 and December 31, 2007. The related accumulated amortization of amortized intangible assets in continuing operations was $0.9 million at June 30, 2008 and December 31, 2007. The amortization expense related to intangible assets from continuing operations during the three months ended June 30, 2008 and 2007 was $15,000 and $13,000, respectively. The amortization expense related to intangible assets from continuing operations during the six months ended June 30, 2008 and 2007 was $27,000 and $26,000, respectively. The estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year 1	$60
Year 2	49
Year 3	32
Year 4	3
Year 5	3

Total	$147

12. STOCK PLANS:
The Company has adopted, and the Company’s shareholders have approved, the 2006 Omnibus Incentive Plan (the “2006 Plan”) to replace the Company’s 1997 Omnibus Stock Option and Incentive Plan (the “1997 Plan”). The 2006 Plan permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock, which includes approximately 2,000,000 newly authorized shares and 690,000 shares that were authorized and available for grant under the 1997 Plan. The 2006 Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company believes that awards under the 2006 Plan better align the interests of its directors and employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At June 30, 2008 and December 31, 2007, there were 3,890,881 and 3,668,728 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options under the 2006 Plan and the 1997 Plan.
The 2006 Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to non-employee directors generally vest one year from the date of grant, with certain restrictions on transfer. Restricted Stock Awards granted to employees generally vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At June 30, 2008 and December 31, 2007, Restricted Stock Awards of 140,826 and 95,630 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the 2006 Plan, the Company granted selected executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards. At June 30, 2008 and December 31, 2007, PARSUP awards of 178,000 and 521,000 shares were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the 2006 Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”), which will replace annual grants of stock based compensation awards to these employees over the next three years. The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. The Company expects that the performance goals will be achieved and all of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is recording compensation expense equal to the fair value of all LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. Should any of the performance goals not be achieved, the Company will reduce compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company is recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. At June 30, 2008 LTIP Restricted Stock Units and LTIP Stock Options of 449,500 and 650,000 shares, respectively, were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $3.2 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively, and $6.1 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 4,473 and 2,331 shares of common stock at an average price per share of $22.76 and $50.96 pursuant to this plan during the three months ended June 30, 2008 and 2007, respectively.
13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$64	$60	$128	$120
Interest cost	1,306	1,220	2,612	2,440
Expected return on plan assets	(1,204)	(1,094)	(2,408)	(2,188)
Amortization of net actuarial loss	296	564	592	1,128
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$463	$751	$926	$1,502

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the three months and six months ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$22	$27	$44	$54
Interest cost	300	284	600	568
Amortization of net actuarial loss	—	10	—	20
Amortization of net prior service cost	—	(24)	—	(48)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$261	$236	$522	$472

14. INCOME TAXES:
As of June 30, 2008 and December 31, 2007, the Company had $15.4 million and $15.1 million of unrecognized tax benefits, respectively, of which $7.5 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
15. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”), and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is currently assessing the impact that the adoption of SFAS 161 may have on the financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 17 for additional disclosures.
16. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company has developed the Gaylord National Resort & Convention Center (“Gaylord National”). Gaylord National was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The remaining $10 million of the cost of the land, which is subject to downward adjustment based on the completion of certain development milestones, is expected to be paid within the next nine to twelve months. The project was originally planned to include a 1,500 room hotel, but the Company expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company paid an additional $8 million in April 2008 for land improvements related to the expanded facility. The Company has entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. The Company has entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. Construction costs to date have exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that has occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. As of June 30, 2008, the Company has spent approximately $936.9 million (excluding $66.1 million of capitalized interest and $48.6 million in preopening costs) on this project and has accrued an additional $97.1 million in the accompanying condensed consolidated balance sheet. The Company anticipates it may receive additional billings as well as proposed change orders from the general contractor for additional costs. The Company intends to vigorously negotiate any such proposed changes with the general contractor to minimize any cost increases.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to December 31, 2008, and the parties continue to discuss the terms under which the Company would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, the Company is unable to predict whether such approvals would be forthcoming.

The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
On June 20, 2006, the Company entered into a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), and acquired a 19.9% ownership interest in the joint venture, Waipouli Holdings, LLC, in exchange for the Company’s capital contribution of $3.8 million to Waipouli Holdings, LLC. On June 20, 2006, through a wholly-owned subsidiary named Waipouli Owner, LLC, Waipouli Holdings, LLC acquired the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”) for an aggregate purchase price of $70.8 million. Waipouli Owner, LLC financed the purchase of the Kauai Hotel by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In October 2006, Waipouli Owner, LLC requested RREEF and the Company to make an additional capital contribution of $1.7 million to Waipouli Holdings, LLC to fund the purchase of the land on which the Kauai Hotel is built. The Company elected not to make the requested capital contribution, which diluted its ownership interest in Waipouli Holdings, LLC from 19.9% to 18.1% as of June 30, 2008. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of June 30, 2008. As of June 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
On May 31, 2005, the Company, through a wholly-owned subsidiary named RHAC, LLC, entered into an agreement to purchase the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”) for an aggregate purchase price of $107.0 million. Simultaneously with this purchase, G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), acquired an 80.1% ownership interest in the parent company of RHAC, LLC, RHAC Holdings, LLC, in exchange for its capital contribution of $19.1 million to RHAC Holdings, LLC. As a part of this transaction, the Company entered into a joint venture arrangement with IB-SIV and retained a 19.9% ownership interest in RHAC Holdings, LLC in exchange for its $4.7 million capital contribution to RHAC Holdings, LLC. RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of June 30, 2008. As of June 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005 effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years, and the second payment was made on October 5, 2007. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.
17. FAIR VALUE MEASUREMENTS:
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 during the first quarter of 2008. Although the adoption of

SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices.
The Company’s interest rate and natural gas derivative instruments consist of over-the-counter (“OTC”) swap contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes by counterparties to these contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

		Quoted Prices	Signficant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Variable to fixed natural gas swaps	$528	$—	$528	$—
Fixed to variable interest rate swaps	450	—	450	—
Variable to fixed interest rate swaps	2,420	—	2,420	—

Total assets measured at fair value	$3,398	$—	$3,398	$—

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

18. STOCK REPURCHASE PROGRAM:
On February 7, 2008, the Company announced that its board of directors approved a stock repurchase program to repurchase up to $80 million of the Company’s common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the three months and six months ended June 30, 2008, the Company repurchased 0 and 656,700 shares, respectively, of its common stock at a weighted average purchase price of $30.42 per share.
19. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized and managed based upon its products and services. The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. As further discussed in Note 6, the Company disposed of its ResortQuest segment during the second quarter of 2007. The results of operations of the ResortQuest segment have been reflected as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Hospitality	$233,614	$168,408	$411,558	$334,869
Opry and Attractions	24,474	20,922	41,590	36,764
Corporate and Other	181	51	356	106

Total	$258,269	$189,381	$453,504	$371,739

Depreciation and amortization:
Hospitality	$25,985	$16,262	$44,246	$32,687
Opry and Attractions	1,269	1,424	2,569	2,980
Corporate and Other	1,744	1,617	3,394	3,096

Total	$28,998	$19,303	$50,209	$38,763

Operating income (loss):
Hospitality	$41,663	$33,323	$77,155	$60,885
Opry and Attractions	3,247	3,144	2,203	2,138
Corporate and Other	(12,796)	(13,851)	(26,250)	(26,862)
Preopening costs	(3,246)	(3,230)	(18,821)	(6,175)
Impairment and other charges	—	—	(12,031)	—

Total operating income	28,868	19,386	22,256	29,986
Interest expense, net of amounts capitalized	(18,548)	(13,611)	(22,127)	(32,388)
Interest income	3,773	1,630	4,097	2,147
Unrealized gain on Viacom stock and CBS stock	—	9,147	—	6,358
Unrealized (loss) gain on derivatives	—	(6,448)	—	3,121
(Loss) income from unconsolidated companies	(454)	2,931	(218)	1,013
Other gains and (losses), net	(9)	140,212	50	146,075

Income before provision for income taxes	$13,630	$153,247	$4,058	$156,312

20. SUBSEQUENT EVENTS
On July 25, 2008, the Company refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility represents a refinancing of the Company’s $1.0 Billion Credit Facility.
The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the New $1.0 Billion Credit Facility credit facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
The purpose of the New $1.0 Billion Credit Facility is for working capital, capital expenditures, the financing of the remaining costs and expenses related to the construction of the Gaylord National hotel, and other corporate purposes.
The New $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the New $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the New $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $600.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 2.00 to 1.00.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.
If an event of default shall occur and be continuing under the New $1.0 Billion Credit Facility, the commitments under the New $1.0 Billion Credit Facility may be terminated and the principal amount outstanding under the New $1.0 Billion Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The New $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.
In connection with refinancing the $1.0 Billion Credit Facility, the Company terminated the variable to fixed interest rate swaps on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the $1.0 Billion Credit Facility in July 2008. Based upon dealer quotes, the fair value of these interest rate swaps was a $1.3 million asset as of the termination date. Accordingly, the Company received $1.3 million in cash from the termination of these swaps, which will be recorded as a reduction of interest expense, net of tax, during the third quarter of 2008.
Also in connection with the refinancing of the $1.0 Billion Credit Facility, the Company entered into a new series of forward-starting interest rate swaps with a combined notional amount of $500.0 million to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. Under these swap agreements, which expire on various dates through July 25, 2011, the Company receives a variable rate equal to 3-month LIBOR and pays a weighted average fixed rate of 3.94% during the term of the swap agreements.
21. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$3,113	$258,537	$—	$(3,381)	$258,269
Operating expenses:
Operating costs	36	149,324	—	(317)	149,043
Selling, general and administrative	3,839	44,360	—	(85)	48,114
Management fees	—	2,979	—	(2,979)	—
Preopening costs	—	3,246	—	—	3,246
Depreciation	870	26,822	—	—	27,692
Amortization	488	818	—	—	1,306

Operating (loss) income	(2,120)	30,988	—	—	28,868
Interest expense, net of amounts capitalized	(18,918)	(37,645)	(109)	38,124	(18,548)
Interest income	7,741	29,612	4,544	(38,124)	3,773
Loss from unconsolidated companies	—	(454)	—	—	(454)
Other gains and (losses), net	(5)	(4)	—	—	(9)

(Loss) income before (benefit) provision for income taxes	(13,302)	22,497	4,435	—	13,630
(Benefit) provision for income taxes	(6,825)	10,035	1,872	—	5,082
Equity in subsidiaries’ earnings, net	(15,264)	—	—	15,264	—

Income from continuing operations	8,787	12,462	2,563	(15,264)	8,548
Income from discontinued operations, net of taxes	—	1	238	—	239

Net income	$8,787	$12,463	$2,801	$(15,264)	$8,787

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$5	$189,376	$—	$—	$189,381
Operating expenses:
Operating costs	—	108,771	—	—	108,771
Selling, general and administrative	5,341	33,350	—	—	38,691
Preopening costs	—	3,230	—	—	3,230
Depreciation	1,018	17,318	—	—	18,336
Amortization	501	466	—	—	967

Operating (loss) income	(6,855)	26,241	—	—	19,386
Interest expense, net of amounts capitalized	(22,153)	(23,846)	(7,538)	39,926	(13,611)
Interest income	11,036	26,114	4,406	(39,926)	1,630
Unrealized gain on Viacom stock and CBS stock	9,147	—	—	—	9,147
Unrealized loss on derivatives	(6,448)	—	—	—	(6,448)
Loss (income) from unconsolidated companies	—	(138)	3,069	—	2,931
Other gains and (losses), net	(120)	19	140,313	—	140,212

(Loss) income before (benefit) provision for income taxes	(15,393)	28,390	140,250	—	153,247
(Benefit) provision for income taxes	(4,701)	8,389	55,943	—	59,631
Equity in subsidiaries’ earnings, net	(117,534)	—	—	117,534	—

Income from continuing operations	106,842	20,001	84,307	(117,534)	93,616
Income from discontinued operations, net of taxes	—	—	13,226	—	13,226

Net income	$106,842	$20,001	$97,533	$(117,534)	$106,842

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$5,836	$453,726	$—	$(6,058)	$453,504
Operating expenses:
Operating costs	36	262,838	—	(343)	262,531
Selling, general and administrative	8,298	79,506	—	(148)	87,656
Management fees	—	5,567	—	(5,567)	—
Preopening costs	—	18,821	—	—	18,821
Impairment and other charges	12,031	—	—	—	12,031
Depreciation	1,756	46,129	—	—	47,885
Amortization	991	1,333	—	—	2,324

Operating (loss) income	(17,276)	39,532	—	—	22,256
Interest expense, net of amounts capitalized	(37,605)	(63,151)	(239)	78,868	(22,127)
Interest income	13,722	59,425	9,818	(78,868)	4,097
Loss from unconsolidated companies	—	(218)	—	—	(218)
Other gains and (losses), net	(5)	55	—	—	50

(Loss) income before (benefit) provision for income taxes	(41,164)	35,643	9,579	—	4,058
(Benefit) provision for income taxes	(17,503)	16,081	3,780	—	2,358
Equity in subsidiaries’ (earnings) losses, net	(25,142)	—	—	25,142	—

Income from continuing operations	1,481	19,562	5,799	(25,142)	1,700
Income (loss) from discontinued operations, net of taxes	—	32	(251)	—	(219)

Net income	$1,481	$19,594	$5,548	$(25,142)	$1,481

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$11	$371,803	$—	$(75)	$371,739
Operating expenses:
Operating costs	—	217,356	—	(32)	217,324
Selling, general and administrative	10,167	69,367	—	(43)	79,491
Preopening costs	—	6,175	—	—	6,175
Depreciation	2,000	34,885	—	—	36,885
Amortization	988	890	—	—	1,878

Operating (loss) income	(13,144)	43,130	—	—	29,986
Interest expense, net of amounts capitalized	(46,625)	(59,722)	(13,966)	87,925	(32,388)
Interest income	17,766	63,650	8,656	(87,925)	2,147
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
(Loss) income from unconsolidated companies	—	(681)	1,694	—	1,013
Other gains and (losses), net	5,630	132	140,313	—	146,075

(Loss) income before (benefit) provision for income taxes	(26,894)	46,509	136,697	—	156,312
(Benefit) provision for income taxes	(8,218)	14,270	55,987	—	62,039
Equity in subsidiaries’ earnings, net	(128,982)	—	—	128,982	—

Income from continuing operations	110,306	32,239	80,710	(128,982)	94,273
Income from discontinued operations, net of taxes	—	—	16,033	—	16,033

Net income	$110,306	$32,239	$96,743	$(128,982)	$110,306

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$26,192	$5,854	$—	$—	$32,046
Cash and cash equivalents — restricted	1,208	—	—	—	1,208
Trade receivables, net	—	71,494	—	—	71,494
Estimated fair value of derivative assets	528	—	—	—	528
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	4,196	36,222	—	(126)	40,292
Intercompany receivables, net	211,219	—	251,154	(462,373)	—
Current assets of discontinued operations	—	—	969	—	969

Total current assets	248,693	115,969	252,063	(462,499)	154,226

Property and equipment, net of accumulated depreciation	53,220	2,205,047	—	—	2,258,267
Notes receivable	—	150,441	—	—	150,441
Intangible assets, net of accumulated amortization	—	147	—	—	147
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,894,898	334,586	—	(2,225,528)	3,956
Estimated fair value of derivative assets	2,870	—	—	—	2,870
Long-term deferred financing costs	12,470	—	—	—	12,470
Other long-term assets	11,737	12,867	—	—	24,604

Total assets	$2,223,888	$2,827,452	$252,063	$(2,688,027)	$2,615,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,304	$797	$—	$—	$2,101
Accounts payable and accrued liabilities	18,752	247,941	(190)	(291)	266,212
Intercompany payables, net	—	392,505	69,868	(462,373)	—
Current liabilities of discontinued operations	—	—	2,550	—	2,550

Total current liabilities	20,056	641,243	72,228	(462,664)	270,863
Long-term debt and capital lease obligations, net of current portion	1,242,491	2,473	—	—	1,244,964
Deferred income taxes	(39,700)	109,704	2,035	—	72,039
Other long-term liabilities	56,133	42,130	(86)	165	98,342
Long-term liabilities of discontinued operations	—	—	519	—	519
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	705,043	2,258,043	6,322	(2,264,365)	705,043
Retained earnings	248,498	(228,528)	171,043	41,226	232,239
Other stockholders’ equity	(9,042)	—	—	—	(9,042)

Total stockholders’ equity	944,908	2,031,902	177,367	(2,225,528)	928,649

Total liabilities and stockholders’ equity	$2,223,888	$2,827,452	$252,063	$(2,688,027)	$2,615,376

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$17,156	$6,436	$—	$—	$23,592
Cash and cash equivalents — restricted	1,216	—	—	—	1,216
Trade receivables, net	1	31,370	—	—	31,371
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	7,522	22,784	—	(126)	30,180
Intercompany receivables, net	15,592	—	243,466	(259,058)	—
Current assets of discontinued operations	—	—	797	—	797

Total current assets	46,837	62,989	244,203	(259,184)	94,845
Property and equipment, net	55,847	2,140,417	—	—	2,196,264
Intangible assets, net of accumulated amortization	—	174	—	—	174
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,869,756	334,773	—	(2,200,386)	4,143
Estimated fair value of derivative assets	2,043	—	—	—	2,043
Long-term deferred financing costs	14,621	—	—	—	14,621
Other long-term assets	9,103	7,279	—	—	16,382

Total assets	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,368	$690	$—	$—	$2,058
Accounts payable and accrued liabilities	24,022	217,286	(190)	(291)	240,827
Intercompany payables, net	—	188,829	70,229	(259,058)	—
Current liabilities of discontinued operations	—	—	2,760	—	2,760

Total current liabilities	25,390	406,805	72,799	(259,349)	245,645
Long-term debt and capital lease obligations, net of current portion	977,157	1,885	—	—	979,042
Deferred income taxes	(18,339)	93,593	(1,592)	—	73,662
Other long-term liabilities	56,248	39,436	635	165	96,484
Long-term liabilities of discontinued operations	—	—	542	—	542
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	413	2,387	2	(2,389)	413
Additional paid-in capital	721,196	2,258,043	6,322	(2,264,365)	721,196
Retained earnings	247,017	(248,122)	165,495	66,368	230,758
Other stockholders’ equity	(10,875)	—	—	—	(10,875)

Total stockholders’ equity	957,751	2,012,308	171,819	(2,200,386)	941,492

Total liabilities and stockholders’ equity	$1,998,207	$2,554,027	$244,203	$(2,459,570)	$2,336,867

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(236,818)	$284,116	$726	$—	$48,024
Net cash used in discontinued operating activities	—	—	(1,518)	—	(1,518)

Net cash (used in) provided by operating activities	(236,818)	284,116	(792)	—	46,506

Purchases of property and equipment	(605)	(276,509)	—	—	(277,114)
Investment in unconsolidated companies	—	(31)	—	—	(31)
Proceeds from sale of assets	—	19	—	—	19
Other investing activities	(1,370)	(7,671)	—	—	(9,041)

Net cash used in investing activities — continuing operations	(1,975)	(284,192)	—	—	(286,167)
Net cash provided by investing activities — discontinued operations	—	—	792	—	792

Net cash (used in) provided by investing activities	(1,975)	(284,192)	792	—	(285,375)

Net borrowings under credit facility	267,000	—	—	—	267,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Decrease in restricted cash and cash equivalents	8	—	—	—	8
Proceeds from exercise of stock options and purchase plans	157	—	—	—	157
Excess tax benefit from stock-based compensation	832	—	—	—	832
Other financing activities, net	(169)	(506)	—	—	(675)

Net cash provided by (used in) financing activities — continuing operations	247,829	(506)	—	—	247,323
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	247,829	(506)	—	—	247,323

Net change in cash and cash equivalents	9,036	(582)	—	—	8,454
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$26,192	$5,854	$—	$—	$32,046

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$86,053	$273,304	$(339,059)	$—	$20,298
Net cash provided by discontinued operating activities	—	—	21,613	—	21,613

Net cash provided by (used in) operating activities	86,053	273,304	(317,446)	—	41,911

Purchases of property and equipment	(6,407)	(275,055)	—	—	(281,462)
Investment in unconsolidated companies	—	(231)	—	—	(231)
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,015	20	—	—	5,035
Other investing activities	(571)	(137)	—	—	(708)

Net cash (used in) provided by investing activities — continuing operations	(1,963)	(275,403)	221,527	—	(55,839)
Net cash provided by investing activities — discontinued operations	—	—	115,284	—	115,284

Net cash (used in) provided by investing activities	(1,963)	(275,403)	336,811	—	59,445

Repayments under credit facility	(60,000)	—	—	—	(60,000)
Deferred financing costs paid	(3,883)	—	—	—	(3,883)
Decrease in restricted cash and cash equivalents	11	43	—	—	54
Proceeds from exercise of stock option and purchase plans	7,967	—	—	—	7,967
Excess tax benefit from stock-based compensation	1,444	—	—	—	1,444
Other financing activities, net	(226)	(366)	—	—	(592)

Net cash used in financing activities — continuing operations	(54,687)	(323)	—	—	(55,010)
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash used in financing activities	(54,687)	(323)	(19,365)	—	(74,375)

Net change in cash and cash equivalents	29,403	(2,422)	—	—	26,981
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$58,052	$4,285	$—	$—	$62,337

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Current Operations
Our operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), which was substantially completed in April 2008.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three months and six months ended June 30, 2008 and 2007, our total revenues were divided among these business segments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Segment	2008	2007	2008	2007
Hospitality	90.5%	88.9%	90.8%	90.1%
Opry and Attractions	9.5%	11.1%	9.2%	9.9%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Recent events, including fallout from problems in the U.S. subprime mortgage market, have resulted in recessionary or near-recessionary conditions in the national economy. A recession or downturn in the national economy or in a region constituting a significant source of customers for any of our properties, or the public perception that a recession or downturn might occur, could result in fewer advance bookings, fewer transient customers visiting our properties, and/or guests spending less money at our properties, each of which could adversely affect our results of operations. While we believe that the large group customers that make up the core of our revenues are less susceptible to changes in economic conditions, there can be no assurance that continued softness in the national economy would not have an adverse effect on the Company’s results of operations.
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
Recent Developments
Refinancing of $1.0 Billion Credit Facility. On July 28, 2008, we announced that we entered into a new $1.0 billion senior secured credit facility that will be available to fund the Company’s business plan. See “Liquidity and Capital Resources – Principal Debt Agreements” below for a complete description of the terms of the new $1.0 billion senior secured credit facility.
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
The results of operations of our Hospitality segment are affected by the number and type of group meetings and conventions scheduled to attend our hotels in a given period. We attempt to offset any identified shortfalls in occupancy by creating special events at our hotels or offering incentives to groups in order to attract increased business during this period. A variety of factors can affect the results of any interim period, including the nature and quality of the group meetings and conventions attending our hotels during such period, which meetings and conventions have often been contracted for several years in advance, the level of attrition we experience, and the level of transient business at our hotels during such period.
Overall Outlook
We have invested heavily in our operations in the three and six months ended June 30, 2008 and in the years ended December 31, 2007, 2006 and 2005, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, and the construction of the Gaylord National, described below, beginning in 2005 and continuing in 2006, 2007 and 2008. Our investments in the balance of 2008 are expected to consist primarily of ongoing capital improvements for our existing properties and the construction closeout of the Gaylord National.
On February 23, 2005, we acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland (located in the Washington D.C. area) for approximately $29 million, on which land we have developed Gaylord National. The hotel was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The remaining $10 million of the cost of the land, which is subject to downward adjustment based on the completion of certain development milestones, is expected to be paid within the next nine to twelve months. The project was originally planned to include a 1,500 room hotel; however, we expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, we paid an additional $8 million in April 2008 for land improvements related to the expanded facility.
Prince George’s County, Maryland has issued three series of bonds related to the development of our hotel project. The first bond issuance, with a face value of $65 million, was issued by Prince George’s County, Maryland in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to us upon substantial completion and opening of the Gaylord National on April 2, 2008. We are currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increment, hotel tax and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, we recorded a note receivable and offset to property and equipment in the amount of $150.4 million. We also recorded interest income of $3.0 million during the three months and six months ended June 30, 2008 for the interest that accrued on these bonds subsequent to their delivery to us.

We have entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. We have entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) is with our wholly-owned subsidiary, Gaylord National, LLC, and provides for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. Construction costs to date have exceeded our initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that has occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. We have also reserved our rights with our general contractor and architect for possible claims concerning cost overruns. As of June 30, 2008, we have spent approximately $936.9 million (excluding $66.1 million of capitalized interest and $48.6 million in pre-opening costs) on the project and have accrued an additional $97.1 million. We anticipate we may receive additional billings as well as proposed change orders from the general contractor for additional costs. We intend to vigorously negotiate any such proposed changes with the general contractor to minimize any cost increases.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties recently extended the termination date for the non-binding letter of intent to December 31, 2008, and the parties continue to discuss the terms under which we would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, we are unable to predict whether such approvals would be forthcoming.
We are also considering expansions at Gaylord Opryland, Gaylord Texan, and Gaylord Palms.
We are also considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and we have not made any commitments, received any government approvals or made any financing plans in connection with these development projects.
On February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion. During the three months and six months ended June 30, 2008, we repurchased 0 and 656,700 shares, respectively, of our common stock at a weighted average purchase price of $30.42 per share.

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and six months ended June 30, 2008 and 2007. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Three Months ended June 30,				Six Months ended June 30,
	2008	%	2007	%	2008	%	2007	%

Income Statement Data:
REVENUES:
Hospitality	$233,614	90.5%	$168,408	88.9%	$411,558	90.8%	$334,869	90.1%
Opry and Attractions	24,474	9.5%	20,922	11.0%	41,590	9.2%	36,764	9.9%
Corporate and Other	181	—%	51	0.0%	356	—%	106	0.0%

Total revenues	258,269	100.0%	189,381	100.0%	453,504	100.0%	371,739	100.0%

OPERATING EXPENSES:
Operating costs	149,043	57.7%	108,771	57.4%	262,531	57.9%	217,324	58.5%
Selling, general and administrative	48,114	18.6%	38,691	20.4%	87,656	19.3%	79,491	21.4%
Preopening costs	3,246	1.3%	3,230	1.7%	18,821	4.2%	6,175	1.7%
Impairment and other charges	—	0.0%	—	0.0%	12,031	2.7%	—	0.0%
Depreciation and amortization:
Hospitality	25,985	10.1%	16,262	8.6%	44,246	9.8%	32,687	8.8%
Opry and Attractions	1,269	0.5%	1,424	0.8%	2,569	0.6%	2,980	0.8%
Corporate and Other	1,744	0.7%	1,617	0.9%	3,394	0.7%	3,096	0.8%

Total depreciation and amortization	28,998	11.2%	19,303	10.2%	50,209	11.1%	38,763	10.4%

Total operating expenses	229,401	88.8%	169,995	89.8%	431,248	95.1%	341,753	91.9%

OPERATING INCOME (LOSS):
Hospitality	41,663	17.8%	33,323	19.8%	77,155	18.7%	60,885	18.2%
Opry and Attractions	3,247	13.3%	3,144	15.0%	2,203	5.3%	2,138	5.8%
Corporate and Other	(12,796)	(A )	(13,851)	(A )	(26,250)	(A )	(26,862)	(A )
Preopening costs	(3,246)	(B )	(3,230)	(B )	(18,821)	(B )	(6,175)	(B )
Impairment and other charges	—	(B )	—	(B )	(12,031)	(B )	—	(B )

Total operating income	28,868	11.2%	19,386	10.2%	22,256	4.9%	29,986	8.1%
Interest expense, net of amounts capitalized	(18,548)	(C )	(13,611)	(C )	(22,127)	(C )	(32,388)	(C )
Interest income	3,773	(C )	1,630	(C )	4,097	(C )	2,147	(C )
Unrealized gain on Viacom stock and CBS stock and derivatives, net	—	(C )	2,699	(C )	—	(C )	9,479	(C )
(Loss) income from unconsolidated companies	(454)	(C )	2,931	(C )	(218)	(C )	1,013	(C )
Other (losses) and gains, net	(9)	(C )	140,212	(C )	50	(C )	146,075	(C )
Provision for income taxes	(5,082)	(C )	(59,631)	(C )	(2,358)	(C )	(62,039)	(C )
Income (loss) from discontinued operations, net	239	(C )	13,226	(C )	(219)	(C )	16,033	(C )

Net income	$8,787	(C )	$106,842	(C )	$1,481	(C )	$110,306	(C )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Total revenues	$258,269	$189,381	36.4%	$453,504	$371,739	22.0%
Total operating expenses	229,401	169,995	34.9%	431,248	341,753	26.2%
Operating income	28,868	19,386	48.9%	22,256	29,986	-25.8%
Net income	8,787	106,842	-91.8%	1,481	110,306	-98.7%
Net income per share - fully diluted	0.21	2.52	-91.7%	0.04	2.61	-98.5%
Total Revenues
The increase in our total revenues for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, is attributable to an increase in our Hospitality segment revenues (an increase of $65.2 million for the three months, and an increase of $76.7 million for the six months, ended June 30, 2008, as compared to the same periods in 2007), primarily due to the opening of the Gaylord National in April 2008, as well as other factors, which are described more fully below.
Total Operating Expenses
The increase in our total operating expenses for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, is primarily due to increased Hospitality segment operating expenses primarily associated with the Gaylord National, as well as other factors, which are described more fully below.
Operating expenses for the six months ended June 30, 2008, as compared to the same period in 2007, were also impacted by a $12.6 million increase in preopening costs for the period, primarily associated with the Gaylord National, and $12.0 million in impairment and other charges incurred in the first quarter of 2008 related to the termination of the Purchase Agreement for the La Cantera Resort, each as more fully described below.
Operating Income
The increase in our operating income for the three months ended June 30, 2008, as compared to the same period in 2007, was due primarily to the improved Hospitality segment operating income (an increase of $8.3 million for the three months ended June 30, 2008, as compared to the same period in 2007), described below.
The decrease in our operating income for the six months ended June 30, 2008, as compared to the same period in 2007, was due primarily to the increased preopening costs and impairment and other charges incurred in the first quarter of 2008, as described above. A $16.3 million increase in Hospitality segment operating income for the six months ended June 30, 2008, as compared to the same period in 2007, served to offset the impact of such items.

Net Income
Although we experienced the increase in operating income described above for the three months ended June 30, 2008, as compared to the same period in 2007, our net income for the period decreased by $98.1 million, primarily due to the following factors:
•	A $140.2 million decrease in our other gains and losses for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to the non-recurring pre-tax gain on the sale of our investment in Bass Pro in 2007, more fully described below, which served to decrease our net income.

•	A $13.0 million decrease in our gain from discontinued operations for the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to the non-recurring gain on the sale of our ResortQuest business and the results of our ResortQuest business prior to its sale in 2007, described more fully below, which served to decrease our net income.

•	A $4.9 million increase in our interest expense, net of amounts capitalized, for the three months ended June 30, 2008, as compared to the same period in 2007, described more fully below, which served to decrease our net income.

•	A $54.5 million decrease in our provision for income taxes for the three months ended June 30, 2008, as compared to the same period in 2007, described more fully below, which served to increase our net income.
The $108.8 million reduction in our net income for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to a combination of our decreased operating income for the period, described above, and the following factors:
•	A $146.0 million decrease in our other gains and losses for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to the non-recurring pre-tax gain on the sale of our investment in Bass Pro in 2007, more fully described below, which served to decrease our net income.

•	A $16.3 million decrease in our gain from discontinued operations for the six months ended June 30, 2008, as compared to the same period in 2007, due primarily to the non-recurring gain on the sale of our ResortQuest business and the results of our ResortQuest business prior to its sale in 2007, described more fully below, which served to decrease our net income.

•	A $59.7 million decrease in our provision for income taxes for the six months ended June 30, 2008, as compared to the same period in 2007, described more fully below, which served to increase our net income.

•	A $10.3 million decrease in our interest expense, net of amounts capitalized, for the six months ended June 30, 2008, as compared to the same period in 2007, described more fully below, which served to increase our net income.
Our net income per share for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was impacted by the reduction in the number of shares of our common stock outstanding due to our stock repurchase program described above.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:

•	The opening of Gaylord National in April 2008, which produced revenues and operating income of $61.8 million and $5.7 million, respectively, for both the three months and six months ended June 30, 2008.

•	Improved Hospitality segment revenues (excluding Gaylord National) for the three and six months ended June 30, 2008, as compared to the same periods in 2007, resulting in part from increased ADR partially offset by lower system-wide occupancy rates for these periods. The increased average daily rate was primarily a result of higher-paying group business during the period. The lower system-wide occupancy rates were partially due to certain groups at Gaylord Opryland, Gaylord Palms, and Gaylord Texan not fulfilling the minimum number of room nights originally contracted.

•	Increased levels of food and beverage, banquet and other ancillary revenues in the Hospitality segment (excluding Gaylord National) for the six months ended June 30, 2008, as compared to the same period in 2007, which increased Total RevPAR and supplemented the impact of increased ADR and RevPAR of the Hospitality segment during this period, as discussed more fully below. Food and beverage, banquet, and other ancillary revenues in the Hospitality segment (excluding Gaylord National) decreased slightly during the three months ended June 30, 2008, as compared to the same period in 2007,

•	Increased collection of attrition and cancellation fees at Gaylord Opryland, Gaylord Palms, and Gaylord Texan for the three and six months ended June 30, 2008, as compared to the same periods in 2007, which increased revenue and Total RevPAR at these properties during these periods, as discussed more fully below. Attrition and cancellation fees are charged to groups when they do not fulfill the number of room nights or minimum food and beverage spending requirements originally contracted. These fees are recognized as revenue in the period they are collected.

•	Increased preopening costs for the six months ended June 30, 2008, as compared to the same period in 2007, associated with construction of the Gaylord National, described more fully below, which decreased our operating income as compared to the same period in 2007.

•	Impairment charges of $12.0 million associated with the termination of the Purchase Agreement with respect to the La Cantera Resort, described more fully below, which decreased our operating income for the six months ended June 30, 2008, as compared to the same period in 2007.

Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Hospitality revenue (1)	$233,614	$168,408	38.7%	$411,558	$334,869	22.9%
Hospitality operating expenses:
Operating costs	132,245	95,138	39.0%	231,788	190,729	21.5%
Selling, general and administrative	33,721	23,685	42.4%	58,369	50,568	15.4%
Depreciation and amortization	25,985	16,262	59.8%	44,246	32,687	35.4%

Total Hospitality operating expenses	191,951	135,085	42.1%	334,403	273,984	22.1%

Hospitality operating income (2)	$41,663	$33,323	25.0%	$77,155	$60,885	26.7%

Hospitality performance metrics:
Occupancy (6)	74.2%	80.1%	-7.4%	75.5%	78.7%	-4.1%
ADR	$180.03	$162.49	10.8%	$177.26	$165.01	7.4%
RevPAR (3) (6)	$133.59	$130.18	2.6%	$133.91	$129.91	3.1%
Total RevPAR (4) (6)	$321.09	$310.36	3.5%	$322.16	$309.10	4.2%
Net Definite Room Nights Booked (5)	428,000	514,000	-16.7%	830,000	871,000	-4.7%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented and include the results of Gaylord National from the date it commenced normal operations in early April 2008.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 86,000 and 100,000 room nights for the three months, and 226,000 and 137,000 room nights for the six months, ended June 30, 2008 and 2007, respectively, related to Gaylord National, which opened in April 2008.

(6)	Excludes 0 and 12,574 room nights for the three months, and 5,171 and 20,907 room nights for the six months, ended June 30, 2008 and 2007, respectively, that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008. Also excludes 1,408 and 0 room nights that were not in service during the three months and six months ended June 30, 2008 and 2007, respectively, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

The increase in total Hospitality segment revenue in the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to the opening of the Gaylord National and increases in revenues at Gaylord Opryland and Gaylord Palms, as described below.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily attributable to the opening of the Gaylord National.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased system-wide in the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to the opening of the Gaylord National. However, as described below, Gaylord Opryland, Gaylord Palms and Gaylord Texan experienced reductions in operating costs for the three months ended June 30, 2008, as compared to the same period in 2007.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to the opening of the Gaylord National.
Total Hospitality depreciation and amortization expense also increased in the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to property and equipment related to Gaylord National being placed into service.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and six months ended June 30, 2008 and 2007.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$73,535	$71,371	3.0%	$146,126	$134,726	8.5%
Operating expense data:
Operating costs	40,496	41,032	-1.3%	82,303	80,587	2.1%
Selling, general and administrative	10,171	9,251	9.9%	19,753	21,196	-6.8%
Hospitality performance metrics:
Occupancy (1)	76.4%	84.7%	-9.8%	76.2%	79.5%	-4.2%
ADR	$162.97	$153.04	6.5%	$160.13	$150.30	6.5%
RevPAR (1)	$124.54	$129.69	-4.0%	$122.03	$119.42	2.2%
Total RevPAR (1)	$280.68	$285.95	-1.8%	$281.59	$269.15	4.6%

(1)	Excludes 0 and 12,574 room nights for the three months, and 5,171 and 20,907 room nights for the six months, ended June 30, 2008 and 2007, respectively, that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The increase in Gaylord Opryland revenue in the three months ended June 30, 2008, as compared to the same period in 2007, is due to a combination of an increase in ADR and the number of available room nights at the hotel, partially offset by lower occupancy rates. The increased ADR was due to a shift toward more corporate business groups, while the increase in available room nights was due to the completion of the rooms renovation program in February 2008. This combination also resulted in a decline in RevPAR for the period. The slight decline in Total RevPAR during the period was primarily due to reduced food and beverage and other ancillary revenues during the period as a result of the lower occupancy, partially offset by an increase in the collection of cancellation and attrition payments and an increase in resort fees.
The increase in Gaylord Opryland revenue and RevPAR in the six months ended June 30, 2008, as compared to the same period in 2007, is due to a combination of an increase in ADR and the number of available room nights at the hotel, partially offset by lower occupancy rates. The increased ADR was due to a shift toward more corporate business groups, while the increase in available room nights was due to the completion of the rooms renovation program in February 2008. Higher group spending on banquets, catering and other outside the room revenues, as well as an increase in the collection of cancellation and attrition payments, resulted in a higher Total RevPAR for the six months ended June 30, 2008, as compared to the same period in 2007.
Operating costs at Gaylord Opryland in the three and six months ended June 30, 2008, as compared to the same periods in 2007, remained relatively stable. Selling, general and administrative expenses at Gaylord Opryland increased in the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to an increase in bad debt expense associated with the write-down of a receivable from a large convention customer. The decrease in selling general and administrative expenses at Gaylord Opryland in the first six months of 2008, as compared to the same period in 2007, was primarily due to the $2.9 million charge incurred in the three months ended March 31, 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court, which was renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program. This decrease in selling, general and administrative expenses was partially offset by an increase in bad debt expense associated with the write-down of a receivable from a large convention customer.
     Gaylord Palms Results. The results of Gaylord Palms for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$47,781	$46,134	3.6%	$102,831	$98,698	4.2%
Operating expense data:
Operating costs	25,210	25,811	-2.3%	53,256	52,927	0.6%
Selling, general and administrative	8,249	7,764	6.2%	17,107	15,943	7.3%
Hospitality performance metrics:
Occupancy	82.2%	78.4%	4.8%	83.3%	81.1%	2.7%
ADR	$185.90	$180.08	3.2%	$195.65	$194.32	0.7%
RevPAR	$152.89	$141.23	8.3%	$163.05	$157.57	3.5%
Total RevPAR	$373.45	$360.58	3.6%	$401.85	$387.83	3.6%
The increase in Gaylord Palms revenue and RevPAR in the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to an increase in occupancy that primarily resulted from increased transient business and an increase in group rates during the second quarter of 2008. These factors, together with increased ancillary spending by groups, higher resort fees, and an increase in the collection of cancellation and attrition payments also served to increase the hotel’s Total RevPAR.
Operating costs at Gaylord Palms in the three and six months ended June 30, 2008, as compared to the same periods in 2007, remained relatively stable. The increase in selling, general and administrative expense for the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to increased sales expense.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$47,981	$48,433	-0.9%	$96,268	$97,018	-0.8%
Operating expense data:
Operating costs	26,374	27,191	-3.0%	54,980	55,061	-0.1%
Selling, general and administrative	5,894	6,094	-3.3%	11,624	12,368	-6.0%
Hospitality performance metrics:
Occupancy	72.2%	73.4%	-1.6%	74.2%	77.0%	-3.6%
ADR	$183.53	$178.82	2.6%	$183.96	$176.29	4.4%
RevPAR	$132.56	$131.29	1.0%	$136.56	$135.68	0.6%
Total RevPAR	$348.95	$352.24	-0.9%	$350.06	$354.74	-1.3%
The slight decrease in Gaylord Texan revenue in the three months and six months ended June 30, 2008, as compared to the same periods in 2007, is due to a combination of lower occupancy rates and an increased ADR at the hotel, as a lower level of group business offset higher rates charged to groups during the periods. This decrease in group business also led to a decline in banquet, catering and other outside the room spending, which was partially offset by an increase in the collection of cancellation and attrition payments. These factors led to a slight reduction in the hotel’s Total RevPAR during the periods.
Operating costs at Gaylord Texan in the three and six months ended June 30, 2008, as compared to the same periods in 2007, remained relatively stable. Selling, general and administrative expenses for the three and six months ended June 30, 2008, declined, as compared to the same periods in 2007, primarily due to a decrease in compensation expense and rental expense.

Gaylord National Results. The results of Gaylord National from the date it commenced normal operations in early April 2008 to June 30, 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Total revenues	$61,839	n/a	$61,839	n/a
Operating expense data:
Operating costs	38,973	n/a	38,973	n/a
Selling, general and administrative	8,958	n/a	8,958	n/a
Hospitality performance metrics:
Occupancy (1)	67.5%	n/a	67.5%	n/a
ADR	$212.10	n/a	$212.10	n/a
RevPAR (1)	$143.19	n/a	$143.19	n/a
Total RevPAR (1)	$359.02	n/a	$359.02	n/a

(1)	Excludes 1,408 and 0 room nights that were not in service during the three months and six months ended June 30, 2008 and 2007, respectively, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$24,474	$20,922	17.0%	$41,590	$36,764	13.1%
Operating expense data:
Operating costs	14,613	11,560	26.4%	26,375	22,222	18.7%
Selling, general and administrative	5,345	4,794	11.5%	10,443	9,424	10.8%
Depreciation and amortization	1,269	1,424	-10.9%	2,569	2,980	-13.8%

Operating income	$3,247	$3,144	3.3%	$2,203	$2,138	3.0%

The increase in revenues in the Opry and Attractions segment for the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to an increase in revenues at our Corporate Magic corporate event planning business.
The increase in Opry and Attractions operating costs in the three and six months ended June 30, 2008, as compared to the same periods in 2007, was due primarily to an increase in variable costs associated with the increased revenues at Corporate Magic. The increase in Opry and Attractions selling, general and administrative expenses in the three months and six months ended June 30, 2008, as compared to the same periods in 2007, was due primarily to increased sales and compensation expense at Corporate Magic.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$181	$51	254.9%	$356	$106	235.8%
Operating expense data:
Operating costs	2,184	2,073	5.4%	4,368	4,373	-0.1%
Selling, general and administrative	9,049	10,212	-11.4%	18,844	19,499	-3.4%
Depreciation and amortization	1,744	1,617	7.9%	3,394	3,096	9.6%

Operating loss (1)	$(12,796)	$(13,851)	7.6%	$(26,250)	$(26,862)	2.3%

(1)	Corporate and other segment operating loss for the six months ended June 30, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses decreased in the three months and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. Corporate and Other operating costs, which consist primarily of costs associated with information technology, remained relatively stable in the three and six months ended June 30, 2008 as compared to the same periods in 2007. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, due primarily to a decrease in consulting costs, as well as lower deferred board of director fees, which decreased as a result of the decrease in our stock price. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the three months and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, due to additional capitalized software costs placed in service.
Operating Results – Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs remained stable in the three months ended June 30, 2008, as compared to the same period in 2007, and increased by $12.6 million to $18.8 million in the six months ended June 30, 2008, as compared to the same period in 2007. These costs were primarily related to the construction of the Gaylord National.
Operating Results – Impairment and other charges
As further described in “Recent Developments”, we entered into a Purchase Agreement to acquire the assets related to the La Cantera Resort. The Purchase Agreement also provided for our purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
On January 21, 2008, we entered into an Amendment to the Purchase Agreement. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit previously paid by us to an escrow agent under the Purchase Agreement would be released to Sellers, and that the Deposit would be non-refundable to us except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date.
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
Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Interest expense, net of amounts capitalized	$(18,548)	$(13,611)	-36.3%	$(22,127)	$(32,388)	31.7%
Interest income	3,773	1,630	131.5%	4,097	2,147	90.8%
Unrealized gain on Viacom stock and derivatives, net	0	2,699	-100.0%	0	9,479	-100.0%
(Loss) income from unconsolidated companies	(454)	2,931	-115.5%	(218)	1,013	-121.5%
Other gains and (losses), net	(9)	140,212	-100.0%	50	146,075	-100.0%
Provision for income taxes	5,082	59,631	-91.5%	2,358	62,039	-96.2%
Income (loss) from discontinued operations, net of taxes	239	13,226	-98.2%	(219)	16,033	-101.4%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $4.9 million to $18.5 million (net of capitalized interest of $0.4 million) during the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to an $8.2 million decrease in capitalized interest described below and the impact of higher average debt balances during the three months ended June 30, 2008, the effects of which were partially offset by the maturity of the secured forward exchange contract in the 2007 quarter, which is further described below. Capitalized interest decreased to $0.4 million during the three months ended June 30, 2008 from $8.6 million during the three months ended June 30, 2007 due to the substantial completion of construction of the Gaylord National in April 2008. Interest expense, net of amounts capitalized, decreased $10.3 million to $22.1 million (net of capitalized interest of $15.6 million) during the six months ended June 30, 2008, as compared to the same period in 2007. This was due primarily to a $1.3 million increase in capitalized interest described below, the maturity of the secured forward exchange contract, which is further described below, and the writeoff of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion during the six months ended June 30, 2007, the effects of which were partially offset by the impact of higher average debt balances during the six months ended June 30, 2008. Capitalized interest increased to $15.6 million during the six months ended June 30, 2008 from $14.3 million during the six months ended June 30, 2007 due to the construction of the Gaylord National.
Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 6.2% and 7.0% for the three months, and 6.5% and 6.8% for the six months, ended June 30, 2008 and 2007, respectively.
As further discussed in Note 8 to our condensed consolidated financial statements for the three months and six months ended June 30, 2008 and 2007 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment, which was in place until May 2007, resulted in non-cash interest expense of $3.8 million and $10.5 million for the three months and six months ended June 30, 2007, respectively.

Interest Income
The increase in interest income during the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to the $3.0 million of interest income that accrued on the bonds that were received in April 2008 in connection with the development of Gaylord National.
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
For the three months ended June 30, 2007, we recorded a net pretax gain of $9.1 million related to the increase in fair value of the Viacom and CBS stock. For the three months ended June 30, 2007, we recorded net pretax loss of $6.4 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $2.7 million related to the Viacom and CBS stock and derivatives, net, for the three months ended June 30, 2007.
For the six months ended June 30, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom and CBS stock. For the six months ended June 30, 2007, we recorded net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $9.5 million related to the Viacom and CBS stock and derivatives, net, for the six months ended June 30, 2007.
(Loss) Income from Unconsolidated Companies
We account for our investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the three and six months ended June 30, 2008 and 2007 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Bass Pro	$—	$3,069	-100.0%	$—	$1,693	-100.0%
RHAC Holdings, LLC	(89)	205	-143.4%	349	(4)	8825.0%
Waipouli Holdings, LLC	(365)	(343)	-6.4%	(567)	(676)	16.1%

Total:	$(454)	$2,931	-115.5%	$(218)	$1,013	-121.5%

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
Other Gains and (Losses)
Our other gains and (losses) for the three and six months ended June 30, 2008 primarily consisted of miscellaneous income and expense. Our other gains and (losses) for the three months ended June 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro, which is further described above. Our other gains and (losses) for the six months ended June 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro, a $1.2 million dividend distribution related to our investment in CBS stock, and a $4.4 million gain on the sale of the previously utilized corporate aircraft.
(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	(2)	1	(1)	1
Adjustment to deferred tax liabilities due to state tax rate adjustment	—	(3)	—	(3)
Change in statutory state tax rate	—	—	15	—
Other	4	6	9	7

Effective tax rate	37%	39%	58%	40%

The effective tax rate for the three months ended June 30, 2008 was relatively stable as compared to our effective tax rate the same period in 2007. The increase in our effective tax rate for the six months ended June 30, 2008, as compared to our effective tax rate for the six months ended June 30, 2007, was due primarily to a change in a statutory state tax rate, which resulted in the revaluing of our deferred tax assets and liabilities during the period.

(Loss) Income from Discontinued Operations, Net of Taxes
We reflected the following business as discontinued operations in our financial results for the three months and six months ended June 30, 2008 and 2007, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
     ResortQuest. During the second quarter of 2007, we committed to a plan of disposal of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. We recognized a pretax gain of $50.0 million related to the sale of ResortQuest Hawaii during 2007.
On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. We recognized a pretax loss of $59.5 million related to the sale of ResortQuest Mainland in 2007. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.1 million for the three months and $0.3 million for the six months ended June 30, 2008, respectively.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Revenues:
ResortQuest	$—	$33,745	$—	$91,228

Operating loss:
ResortQuest	$(446)	$(3,756)	$(933)	$(2,022)
Restructuring charges	(84)	(72)	(262)	(72)

Total operating loss	(530)	(3,828)	(1,195)	(2,094)

Interest expense	—	(7)	—	(8)
Interest income	—	163	—	309

Other gains and (losses):
ResortQuest	915	(6,586)	792	(6,769)
Other	—	—	50	—

Income (loss) before benefit for income taxes	385	(10,258)	(353)	(8,562)

Provision (benefit) for income taxes	146	(23,484)	(134)	(24,595)

Income (loss) from discontinued operations	$239	$13,226	$(219)	$16,033

Liquidity and Capital Resources
Cash Flows –Summary
Our cash flows consisted of the following during the six months ended June 30 (in thousands):

	2008	2007
Operating Cash Flows:
Net cash flows provided by operating activities — continuing operations	$48,024	$20,298
Net cash flows (used in) provided by operating activities — discontinued operations	(1,518)	21,613

Net cash flows provided by operating activities	46,506	41,911

Investing Cash Flows:
Purchases of property and equipment	(277,114)	(281,462)
Investments in unconsolidated companies	(31)	(231)
Proceeds from sale of investment in Bass Pro	—	221,527
Proceeds from sales of assets	19	5,035
Other	(9,041)	(708)

Net cash flows used in investing activities — continuing operations	(286,167)	(55,839)
Net cash flows provided by investing activities — discontinued operations	792	115,284

Net cash flows (used in) provided by investing activities	(285,375)	59,445

Financing Cash Flows:
Net borrowings (repayments) under credit facility	267,000	(60,000)
Purchases of Company’s common stock	(19,999)	—
Deferred financing costs paid	—	(3,883)
Decrease in restricted cash and cash equivalents	8	54
Proceeds from exercise of stock options and purchase plans	157	7,967
Excess tax benefit from stock-based compensation	832	1,444
Other	(675)	(592)

Net cash flows provided by (used in) financing activities — continuing operations	247,323	(55,010)
Net cash flows used in financing activities — discontinued operations	—	(19,365)

Net cash flows provided by (used in) financing activities	247,323	(74,375)

Net change in cash and cash equivalents	$8,454	$26,981

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2008, our net cash flows provided by operating activities — continuing operations were $48.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax benefit, interest expense, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and loss on sale of certain fixed assets of approximately $69.8 million, offset by unfavorable changes in working capital of approximately $21.8 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008 and a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as the timing of payment of accrued property taxes, accrued compensation, and other accrued expenses. These unfavorable changes in working capital were partially offset by an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
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
     Cash Flows From Investing Activities. During the six months ended June 30, 2008, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $277.1 million. Our capital expenditures during the six months ended June 30, 2008 included construction of $229.9 million at Gaylord National, as well as $18.7 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland.
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
We currently project capital expenditures for the twelve months of 2008 to total approximately $466 million, which includes continuing construction at Gaylord National, the refurbishment of guest rooms, renovation of certain food and beverage space, and a possible expansion at Gaylord Opryland, and a possible expansion at Gaylord Texan.
   Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2008, our net cash flows provided by financing activities were approximately $247.3 million, primarily reflecting $267.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock.
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
Working Capital
As of June 30, 2008, we had total current assets of $154.2 million and total current liabilities of $270.9 million, which resulted in a working capital deficit of $116.6 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. We believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we plan to invest in our operations during 2008 through the completion and opening of Gaylord National and certain start-up costs, such as design drawings, associated with the possible expansion of our other existing hotel properties.  We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these expenditures. Our $1.0 billion credit facility was scheduled to mature on March 9, 2010.  As further discussed below, on July 25, 2008 we refinanced our $1.0 billion credit facility, which now matures on July 25, 2012.
Principal Debt Agreements
$1.0 Billion Credit Facility. As of June 30, 2008, we had in place an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) was effective March 23, 2007 and represented an increase of our previous $600.0 million credit facility.
The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also included an accordion feature that allowed the Company to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. We also entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed rate weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. We terminated these interest rate swaps in July 2008 in connection with our refinancing of the $1.0 Billion Credit Facility, which is further discussed below. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility was for working capital and capital expenditures and the financing of the costs and expenses related to the continued construction of the Gaylord National hotel. Construction of the Gaylord National hotel was substantially completed in April 2008.
The $1.0 Billion Credit Facility was (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel (which was substantially completed in April 2008) and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances were subject to a 60% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property was sold).

In addition, the $1.0 Billion Credit Facility contained certain covenants which, among other things, limited the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $1.0 Billion Credit Facility were as follows:
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
As of June 30, 2008, we were in compliance with all covenants. As of June 30, 2008, $665.0 million of borrowings were outstanding under our credit facility, and the lending banks had issued $10.7 million of letters of credit under the facility for us, which left $324.3 million of availability under our credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes). As further discussed below, on July 25, 2008 we refinanced the $1.0 Billion Credit Facility.
New $1.0 Billion Credit Facility. On July 25, 2008, we refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility represents a refinancing of the Company’s $1.0 Billion Credit Facility.
The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow us to increase the New $1.0 Billion Credit Facility credit facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.

The purpose of the New $1.0 Billion Credit Facility is for working capital, capital expenditures, the financing of the remaining costs and expenses related to the construction of the Gaylord National hotel, and other corporate purposes.
The New $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the New $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the New $1.0 Billion Credit Facility are as follows:
•	The Company must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than 65%.

•	The Company must maintain a consolidated tangible net worth of not less than the sum of $600.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by the Company or any of the Company’s subsidiaries in connection with any equity issuance.

•	The Company must maintain a minimum consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 2.00 to 1.00.

•	The Company must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.
If an event of default shall occur and be continuing under the New $1.0 Billion Credit Facility, the commitments under the New $1.0 Billion Credit Facility may be terminated and the principal amount outstanding under the New $1.0 Billion Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The New $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.
     8% Senior Notes. We have outstanding $350 million in aggregate principal amount of senior notes bearing an interest rate of 8% (the “8% Senior Notes”). We have also entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.
     6.75% Senior Notes. We also have outstanding $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “6.75% Senior Notes”). The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
Future Developments
As described in “Overall Outlook” above, we are considering other potential hotel sites throughout the country, including Chula Vista, California.
Off-Balance Sheet Arrangements
As described in Note 16 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $10.7 million of letters of credit as of June 30, 2008 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2008, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,240,000	$—	$665,000	$—	$575,000
Capital leases	3,615	1,101	2,136	361	17
Promissory note payable to Nashville Predators	3,000	1,000	2,000	—	—
Construction commitments	47,334	47,334	—	—	—
Operating leases (2)	663,558	6,121	9,928	8,247	639,262
Other	350	175	175	—	—

Total contractual obligations	$1,957,857	$55,731	$679,239	$8,608	$1,214,279

(1)	Includes $665.0 million payable under our $1.0 Billion Credit Facility that was originally due on March 9, 2010. On July 25, 2008, we refinanced this obligation, and this amount is now due on July 25, 2012.

(2)	The total operating lease commitments of $663.6 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 10 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three and six months ended June 30, 2008 and 2007.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2008, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $15.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no newly identified critical accounting policies in the first or second quarter of 2008 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 15 to our condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herewith.
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
     Prior to its refinancing on July 25, 2008, borrowings outstanding under our $1.0 Billion Credit Facility bore interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. On February 26, 2008, we entered into a series of forward-starting interest rate swaps to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which were scheduled to expire on various dates through March 9, 2010, effectively adjusted the variable interest rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges under SFAS No. 133. In connection with refinancing the $1.0 Billion Credit Facility, we terminated these variable to fixed interest rate swaps in July 2008. If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $262.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of June 30, 2008 would increase by approximately $2.6 million.
     Subsequent to its refinancing on July 25, 2008, borrowings outstanding under our New $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of the $1.0 Billion Credit Facility, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our New $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements.
     Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2008. As a result, the interest rate market risk implicit in these investments at June 30, 2008, if any, is low.
Risk Related to Changes in Natural Gas Prices
     As of June 30, 2008, we held one variable to fixed natural gas price swaps with respect to the purchase of 94,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. This natural gas price swap, which matures in July 2008, effectively adjusts the price on that volume of purchases of natural gas to a weighted average price of $7.49 per dekatherm. This natural gas price swap is deemed effective, and, therefore, the hedge has been treated as an effective cash flow hedge under SFAS No. 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of June 30, 2008 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative asset associated with the fair value of our natural gas swap outstanding as of June 30, 2008 would have increased or decreased by $0.1 million.
Risks Related to Foreign Currency Exchange Rates
     Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
     Based upon our overall market risk exposures at June 30, 2008, we believe that the effects of changes in interest rates and natural gas prices could be material to our consolidated financial position, results of operations or cash flows. However, we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
ITEM 4. CONTROLS AND PROCEDURES.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 16 to our condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herewith and which is incorporated herein by reference.
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

The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. No purchases were made pursuant to the repurchase program during the three months ended June 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its Annual Meeting of Stockholders on May 6, 2008 (the “Annual Meeting”). The stockholders of the Company voted to elect nine directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

Nominee	For	Withhold	Total
Michael J. Bender	35,389,404	4,142,201	39,531,605
E.K. Gaylord II	35,325,570	4,206,035	39,531,605
E. Gordon Gee	35,323,808	4,207,797	39,531,605
Ralph Horn	35,394,425	4,137,180	39,531,605
Ellen Levine	35,393,711	4,137,894	39,531,605
R. Brad Martin	35,389,298	4,142,307	39,531,605
Colin V. Reed	35,340,306	4,191,299	39,531,605
Michael D. Rose	35,154,167	4,377,438	39,531,605
Michael I. Roth	35,357,654	4,173,951	39,531,605
At the Annual Meeting, our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008. The following table sets forth the number of votes for, votes against, votes abstaining and broker non-votes with respect to this item:

			Broker
For	Against	Abstain	Non-vote	Total
39,455,956	59,086	16,559	—	39,531,601
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: August 8, 2008	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
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