Form 10-Q
period 2008-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2008-11-07
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2008

Common Stock, $.01 par value	40,906,810 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2008
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$226,733	$166,920	$680,237	$538,659

Operating expenses:
Operating costs	147,388	105,581	409,919	322,905
Selling, general and administrative	42,563	35,819	130,219	115,310
Preopening costs	369	3,926	19,190	10,101
Impairment and other charges	—	—	12,031	—
Depreciation and amortization	29,619	19,024	79,828	57,787

Operating income	6,794	2,570	29,050	32,556

Interest expense, net of amounts capitalized	(21,918)	(3,125)	(44,045)	(35,513)
Interest income	4,486	620	8,583	2,767
Unrealized gain on Viacom stock and CBS stock	—	—	—	6,358
Unrealized loss on derivatives	—	—	—	3,121
(Loss) income from unconsolidated companies	(75)	(2)	(293)	1,011
Other gains and (losses), net	904	622	954	146,697

(Loss) income before (benefit) provision for income taxes	(9,809)	685	(5,751)	156,997

(Benefit) provision for income taxes	(3,303)	(1,511)	(945)	60,528

(Loss) income from continuing operations	(6,506)	2,196	(4,806)	96,469

Income (loss) from discontinued operations, net of income taxes	986	(4,349)	767	11,684

Net (loss) income	$(5,520)	$(2,153)	$(4,039)	$108,153

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.16)	$0.05	$(0.12)	$2.36
Income (loss) from discontinued operations, net of income taxes	0.02	(0.10)	0.02	0.28

Net (loss) income	$(0.14)	$(0.05)	$(0.10)	$2.64

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.16)	$0.05	$(0.12)	$2.28
Income (loss) from discontinued operations, net of income taxes	0.02	(0.10)	0.02	0.28

Net (loss) income	$(0.14)	$(0.05)	$(0.10)	$2.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$47,041	$23,592
Cash and cash equivalents — restricted	1,179	1,216
Trade receivables, less allowance of $1,661 and $468, respectively	60,615	31,371
Deferred income taxes	7,689	7,689
Other current assets	59,015	30,180
Current assets of discontinued operations	—	797

Total current assets	175,539	94,845

Property and equipment, net of accumulated depreciation	2,258,952	2,196,264
Notes receivable	143,057	—
Intangible assets, net of accumulated amortization	135	174
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	3,880	4,143
Estimated fair value of derivative assets	1,503	2,043
Long-term deferred financing costs	20,694	14,621
Other long-term assets	36,159	16,382

Total assets	$2,648,314	$2,336,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,006	$2,058
Accounts payable and accrued liabilities	259,091	240,827
Estimated fair value of derivative liabilities	1,323	—
Current liabilities of discontinued operations	1,538	2,760

Total current liabilities	263,958	245,645

Long-term debt and capital lease obligations, net of current portion	1,280,779	979,042
Deferred income taxes	77,821	73,662
Estimated fair value of derivative liabilities	4,808	—
Other long-term liabilities	98,708	96,484
Long-term liabilities of discontinued operations	451	542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,900 and 41,236 shares issued and outstanding, respectively	409	413
Additional paid-in capital	709,334	721,196
Retained earnings	226,719	230,758
Accumulated other comprehensive loss	(14,673)	(10,875)

Total stockholders’ equity	921,789	941,492

Total liabilities and stockholders’ equity	$2,648,314	$2,336,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(4,039)	$108,153
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(767)	(11,684)
Loss (income) from unconsolidated companies	293	(1,011)
Impairment and other charges	12,031	—
Unrealized gain on Viacom stock and CBS stock and related derivatives, net	—	(9,479)
Provision (benefit) for deferred income taxes	5,049	(47,587)
Depreciation and amortization	79,828	57,787
Amortization of deferred financing costs	3,204	13,260
Write-off of deferred financing costs	1,476	1,192
Stock-based compensation expense	8,990	7,635
Excess tax benefit from stock-based compensation	(842)	(1,974)
Gain on sale of investment in Bass Pro	—	(140,313)
Loss (gain) on sales of assets	276	(4,281)
Changes in (net of acquisitions and divestitures):
Trade receivables	(29,244)	(12,117)
Accounts payable and accrued liabilities	47,909	10,336
Income taxes payable	(810)	23,655
Other assets and liabilities	(24,865)	(8,505)

Net cash flows provided by (used in) operating activities — continuing operations	98,489	(14,933)
Net cash flows (used in) provided by operating activities — discontinued operations	(482)	17,250

Net cash flows provided by operating activities	98,007	2,317

Cash Flows from Investing Activities:
Purchases of property and equipment	(331,371)	(454,501)
Investment in unconsolidated companies	(30)	(191)
Proceeds from sale of investment in Bass Pro	—	221,527
Proceeds from sales of assets	36	5,071
Other investing activities	(16,692)	(1,311)

Net cash flows used in investing activities — continuing operations	(348,057)	(229,405)
Net cash flows provided by investing activities — discontinued operations	756	115,240

Net cash flows used in investing activities	(347,301)	(114,165)

Cash Flows from Financing Activities:
Net borrowings under credit facility	302,000	125,000
Purchases of Company’s common stock	(19,999)	—
Deferred financing costs paid	(10,753)	(3,883)
Decrease in restricted cash and cash equivalents	37	116
Proceeds from exercise of stock option and purchase plans	1,632	12,047
Excess tax benefit from stock-based compensation	842	1,974
Other financing activities, net	(1,016)	(762)

Net cash flows provided by financing activities — continuing operations	272,743	134,492
Net cash flows used in financing activities — discontinued operations	—	(19,365)

Net cash flows provided by financing activities	272,743	115,127

Net change in cash and cash equivalents	23,449	3,279
Cash and cash equivalents — unrestricted, beginning of period	23,592	35,356

Cash and cash equivalents — unrestricted, end of period	$47,041	$38,635

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
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 16 for additional disclosures.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provision in the fiscal year ending December 31, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial position and results of operations.
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
3. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Weighted average shares outstanding	40,833	41,086	40,963	40,951
Effect of dilutive stock options	—	1,300	—	1,332

Weighted average shares outstanding — assuming dilution	40,833	42,386	40,963	42,283

For the three months and nine months ended September 30, 2008, the effect of dilutive stock options was the equivalent of approximately 443,000 and 473,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2008, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

In addition, the Company has excluded approximately 2,350,000 and 2,274,000 shares from the computation of diluted earnings per share for the three months and nine months ended September 30, 2008, respectively, and approximately 463,000 and 426,000 shares for the three months and nine months ended September 30, 2007, respectively, as the effect of their inclusion would be anti-dilutive.
4. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the three months and nine months of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net (loss) income	$(5,520)	$(2,153)	$(4,039)	$108,153
Minimum pension liability, net of deferred income taxes	—	—	—	(95)
Unrealized (loss) gain on natural gas swaps, net of deferred income taxes	(1,051)	(1)	(771)	174
Unrealized loss on interest rate swaps, net of deferred income taxes	(4,580)	—	(3,027)	—

Comprehensive (loss) income	$(11,151)	$(2,154)	$(7,837)	$108,232

5. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at September 30, 2008 and December 31, 2007 is recorded at cost and summarized as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Land and land improvements	$197,564	$167,745
Buildings	2,199,064	1,284,432
Furniture, fixtures and equipment	513,099	408,379
Construction in progress	38,410	949,776

	2,948,137	2,810,332
Accumulated depreciation	(689,185)	(614,068)

Property and equipment, net	$2,258,952	$2,196,264

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations was $28.1 million and $18.1 million for the three months ended September 30, 2008 and 2007, respectively, and was $76.0 million and $55.0 million for the nine months ended September 30, 2008 and 2007, respectively.
6. NOTES RECEIVABLE:
In connection with the development of Gaylord National, Prince George’s County, Maryland issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by Prince George’s County, Maryland (“the County”) in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008.
The Company is currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on prevailing market interest rates at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying condensed consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on prevailing market interest rates at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying condensed consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.
During the three months and nine months ended September 30, 2008, the Company recorded interest income of $4.1 million and $7.5 million, respectively, on these bonds, which included $3.2 million and $6.2 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $0.9 million and $1.3 million, respectively, related to amortization of the discount on the bonds.
7. IMPAIRMENT AND OTHER CHARGES:
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
The Amendment conditioned the closing of the transactions under the Purchase Agreement on the Company arranging financing satisfactory to the Company in its sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, the Company terminated the Purchase Agreement on the basis that the Company did not obtain satisfactory financing. Pursuant to the terms of the Purchase Agreement and the Amendment, the Company forfeited the $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million during the nine months ended September 30, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
8. DISCONTINUED OPERATIONS:
The Company has reflected the following business as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, and Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.

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
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Revenues:
ResortQuest	$—	$—	$—	$91,228

Operating income (loss):
ResortQuest	$717	$(1,663)	$(216)	$(3,685)
Restructuring charges	—	(138)	(262)	(210)

Total operating income (loss)	717	(1,801)	(478)	(3,895)

Interest expense	—	—	—	(8)
Interest income	—	—	—	309

Other gains and (losses):
ResortQuest	(43)	(2,034)	749	(8,803)
Other	—	—	50	—

Income (loss) before (benefit) provision for income taxes	674	(3,835)	321	(12,397)

(Benefit) provision for income taxes	(312)	514	(446)	(24,081)

Income (loss) from discontinued operations	$986	$(4,349)	$767	$11,684

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	September 30,	December 31,
(in thousands)	2008	2007
Current assets:
Prepaid expenses	$—	$106
Other current assets	—	691

Total current assets	—	797

Total long-term assets	—	—

Total assets	$—	$797

Current liabilities:
Accounts payable and accrued liabilities	$1,538	$2,760

Total current liabilities	1,538	2,760

Other long-term liabilities	451	542

Total long-term liabilities	451	542

Total liabilities	$1,989	$3,302

9. DEBT:
Long-term debt and capitalized lease obligations at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
$1.0 Billion Credit Facility, interest and maturity as described below	$700,000	$398,000
Senior Notes, interest at 8.00%, maturing November 15, 2013	350,000	350,000
Senior Notes, interest at 6.75%, maturing November 15, 2014	225,000	225,000
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	3,000	3,000
Capital lease obligations	3,282	3,101
Fair value hedge effective for 8.00% Senior Notes	1,503	1,999

Total debt	1,282,785	981,100
Less amounts due within one year	(2,006)	(2,058)

Total long-term debt	$1,280,779	$979,042

$1.0 Billion Credit Facility
Prior to its refinancing on July 25, 2008, the Company had in place an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$1.0 Billion Credit Facility”). The $1.0 Billion Credit Facility was effective March 23, 2007 and represented an increase of the Company’s previous $600.0 million credit facility.

The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also included an accordion feature that allowed the Company to increase it by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. As further discussed in Note 10, the Company entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
On July 25, 2008, the Company refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 10, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
If an event of default shall occur and be continuing under the New $1.0 Billion Credit Facility, the commitments under the New $1.0 Billion Credit Facility may be terminated and the principal amount outstanding under the New $1.0 Billion Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The New $1.0 Billion Credit Facility is cross-defaulted to the Company’s other indebtedness.
As a result of the refinancing of the $1.0 Billion Credit Facility, the Company wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2008.
As of September 30, 2008, the Company was in compliance with all of its covenants related to its debt. There can be no assurance that the Company will be in compliance with these covenants in the future. As of September 30, 2008, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $10.7 million of letters of credit under the facility for the Company, which left $289.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
10. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company utilizes derivative financial instruments to manage risk exposure to changes in the variable interest rate on portions of its variable rate debt, changes in the value of portions of its fixed rate debt, and changes in the prices at which the Company purchases natural gas.
Variable Rate Debt
On February 26, 2008, the Company entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. On July 25, 2008, the Company terminated these interest rate swaps in connection with its refinancing of the $1.0 Billion Credit Facility. Based upon dealer quotes, the fair value of these interest rate swaps was a $1.3 million asset as of the termination date. Accordingly, the Company received $1.3 million in cash from the termination of these swaps, which was recorded as other gains in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2008.
In connection with the refinancing of the $1.0 Billion Credit Facility, the Company entered into a new series of forward-starting interest rate swaps with a combined notional amount of $500.0 million to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. Under these swap agreements, which expire on various dates through July 25, 2011, the Company receives a variable rate equal to 3-month LIBOR and pays a weighted average fixed rate of 3.94% during the term of the swap agreements. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the Company’s $1.0 Billion Credit Facility. The Company designated these interest rate swaps as cash flow hedges. As of September 30, 2008, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was a $4.8 million liability. The Company recorded a derivative liability of $4.8 million and accumulated other comprehensive loss, net of tax, of $3.0 million.
The Company recorded no ineffectiveness through operations related to any of these interest rate swaps during the three months or nine months ended September 30, 2008.
Fixed Rate Debt
Upon issuance of the Company’s 8% Senior Notes in November 2003, the Company entered into two interest rate swap agreements with a combined notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and, therefore, no impact on earnings. As of September 30, 2008 and December 31, 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $1.5 million and $2.0 million, respectively. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.
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
At September 30, 2008, the Company had ten variable to fixed natural gas price swap contracts that mature from October 2008 to June 2009 with an aggregate notional amount of approximately 803,000 dekatherms. The fair value of these swap contracts, based upon dealer quotes, was a $1.3 million liability as of September 30, 2008. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2007, the Company had variable to fixed natural gas price swap contracts that matured from January 2008 to July 2008 with an aggregate notional amount of approximately 601,000 dekatherms. The fair value of these contracts was $45,000. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying condensed consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive loss and into earnings in the next twelve months is a loss of approximately $1.3 million.
Viacom Stock and CBS Stock
Prior to May 2007, the Company held a secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston with respect to its investment in Viacom, Inc. Class B common stock (“Viacom Stock”) and CBS Corporation Class B common stock (“CBS Stock”). During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet. For the nine months ended September 30, 2007, the Company recorded net pretax gains in the Company’s condensed consolidated statement of operations of $3.1 million related to the increase in the fair value of the derivatives associated with the SFEC.
11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the three months and nine months ended September 30, 2008 and 2007 was comprised of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Debt interest paid	$3,443	$2,019	$41,888	$37,392
Deferred financing costs paid	10,753	—	10,753	3,883
Capitalized interest	(340)	(2,019)	(15,950)	(27,063)

Cash interest paid, net of capitalized interest	$13,856	$—	$36,691	$14,212

Total capitalized interest for the three months ended September 30, 2007 was $12.8 million. Net income taxes (refunded) paid were ($5.9) million and $84.1 million for the nine months ended September 30, 2008 and 2007, respectively.
As further discussed in Note 6, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds is reflected as an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying condensed consolidated statement of cash flows.
The Company’s net cash flows provided by investing activities — discontinued operations for the nine months ended September 30, 2007 primarily consist of cash proceeds received from the sale of discontinued operations.

12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. At September 30, 2008 and December 31, 2007, there were 3,791,369 and 3,668,728 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The 2006 Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At September 30, 2008 and December 31, 2007, Restricted Stock Awards of 133,276 and 95,630 shares, respectively, were outstanding.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the 2006 Plan, the Company granted selected executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards. At September 30, 2008 and December 31, 2007, PARSUP awards of 178,000 and 521,000 shares were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the 2006 Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”), which will replace annual grants of stock based compensation awards to these employees over the next three years. The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. The Company expects that the performance goals will be achieved and all of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is recording compensation expense equal to the fair value of all LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are any changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company is recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. At September 30, 2008 LTIP Restricted Stock Units and LTIP Stock Options of 449,500 and 650,000 shares, respectively, were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.9 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $9.0 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$64	$60	$192	$180
Interest cost	1,306	1,220	3,918	3,660
Expected return on plan assets	(1,204)	(1,094)	(3,612)	(3,282)
Amortization of net actuarial loss	296	564	888	1,692
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$463	$751	$1,389	$2,253

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$22	$27	$66	$81
Interest cost	300	284	900	852
Amortization of net actuarial loss	—	10	—	30
Amortization of net prior service cost	—	(24)	—	(72)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$261	$236	$783	$708

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax (loss) income was 34% and (221%) for the three months ended September 30, 2008 and 2007, respectively. The Company’s increased effective tax rate during the three months ended September 30, 2008, as compared to the same period in 2007, was due primarily to the impact of permanent differences relative to pretax (loss) income for each period, including adjustments related to the filing of the Company’s 2006 Federal income tax return, as well as the tax effect of intercompany interest charged to ResortQuest International, Inc. during the three months ended September 30, 2007.
The Company’s effective tax rate as applied to pre-tax (loss) income was 16% and 39% for the nine months ended September 30, 2008 and 2007, respectively. The Company’s decreased effective tax rate during the nine months ended September 30, 2008, as compared to the same period in 2007, was due primarily to the tax effect of a statutory state rate change, as well as the impact of permanent differences relative to pretax income for each period.
As of September 30, 2008 and December 31, 2007, the Company had $13.2 million and $15.1 million of unrecognized tax benefits, respectively, of which $6.4 million and $7.5 million, respectively, would affect the Company’s effective tax rate if recognized. The decrease in the liability is due to a change in estimate related to tax positions taken in prior years in addition to positions taken in the current year. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

15. COMMITMENTS AND CONTINGENCIES:
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company has developed the Gaylord National Resort & Convention Center (“Gaylord National”). Gaylord National was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The Company paid an additional $7.3 million of the cost of the land, net of certain adjustments to the original purchase price, in October 2008 after the completion of certain development milestones. The remaining $2 million of the cost of the land, which is subject to downward adjustment based on the completion of certain remaining development milestones, is expected to be paid within the next six to nine months. The project was originally planned to include a 1,500 room hotel, but the Company expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company paid an additional $8 million in April 2008 for land improvements related to the expanded facility. The Company entered into commitments for various expenditures in connection with its Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. The Company entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. Construction costs exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. As of September 30, 2008, the Company has spent approximately $986.8 million (excluding $66.1 million of capitalized interest and $48.6 million in preopening costs) on this project and has accrued an additional $76.4 million in the accompanying condensed consolidated balance sheet.
On October 10, 2008, the Company’s wholly-owned subsidiary Gaylord National, LLC initiated litigation against Perini/Tompkins Joint Venture, the general contractor for the Gaylord National project, claiming that the Company (1) is owed approximately $60.0 million from Perini/Tompkins Joint Venture in connection with the construction of the Gaylord National project, and (2) the general contractor is responsible for liens and notices to owner filed by subcontractors and suppliers. In addition, in mid-September, Perini/Tompkins Joint Venture filed suit against Gaylord National, LLC claiming that the general contractor is owed an additional $80.0 million in connection with the Gaylord National project. The Company believes that Perini’s lawsuit was filed at this time in part because the applicable statutory period for making construction-related lien claims was about to expire.
As the Company has previously disclosed, the Company has been in negotiations with the general contractor to close out the contract and to resolve final payments due subcontractors and suppliers in connection with the Gaylord National project. The Company believes a significant portion of the amounts claimed by the general contractor are not owed by the Company because the amounts being claimed were covered by the guaranteed maximum price portion of the construction contract. The Company intends to continue to negotiate with the general contractor to resolve the dispute over the close-out of the construction of the Gaylord National project. However, if negotiations are not successful, the Company intends to vigorously prosecute its litigation against the general contractor in order to protect its rights under the contract and to ensure that any final resolution is consistent with the terms of the construction contract. Since the amount of any final payment will be recorded as an increase to property and equipment on the Company’s consolidated balance sheet, the Company believes that the resolution of the amount of the final payment will not have a material adverse effect on the Company’s results of operations.
On September 3, 2008, the Company announced it had entered into a land purchase agreement with DMB Mesa Proving Grounds LLC, an affiliate of DMB Associates, Inc. (“DMB”), to create a resort and convention hotel at the Mesa Proving Grounds in Mesa, Arizona, which is located approximately 30 miles from downtown Phoenix. The DMB development is planned to host an urban environment that features a Gaylord resort property, a retail development, a golf course, office space, residential offerings and significant other mixed-use components. The Company’s purchase agreement includes the purchase of 100 acres of real estate within the 3,200-acre Mesa Proving Grounds. The project is contingent on the finalization of entitlements and incentives, and final approval by the Company’s board of directors. The Company made an initial deposit of a portion of the land purchase price upon execution of the agreement with DMB, and additional deposit amounts are due upon the occurrence of various development milestones, including required governmental approvals of the entitlements and incentives. These deposits are refundable to the Company upon a termination of the agreement with DMB during a specified due diligence period, except in the event of a breach of the agreement by the Company. The timing of this development is uncertain, and the Company has not made any financing plans or, except as described above, made any commitments in connection with the proposed development.
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 17. Subsequently, the plaintiffs purported to dismiss their state court action, and they re-filed it in federal court. On October 27, 2008, the Company (as the nominal defendant) filed a motion to dismiss this lawsuit claiming, among other things, that the plaintiff failed to make the required pre-suit demand on the Company and that the allegations fail to state a claim for breach of fiduciary duty. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously.
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $12.4 million, which represents 18.1% of the

$68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of September 30, 2008. As of September 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of September 30, 2008. As of September 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2008, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices.
The Company’s interest rate and natural gas derivative instruments consist of over-the-counter (“OTC”) swap contracts, which are not traded on a public exchange. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes by counterparties to these contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Fixed to variable interest rate swaps	$1,503	$—	$1,503	$—

Total assets measured at fair value	$1,503	$—	$1,503	$—

Variable to fixed natural gas swaps	$1,323	$—	$1,323	$—
Variable to fixed interest rate swaps	4,808	—	4,808	—

Total liabilities measured at fair value	$6,131	$—	$6,131	$—

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
17. STOCKHOLDERS’ EQUITY:
Shareholder Rights Plan
On August 12, 2008, the Company’s Board of Directors (the “Board”) adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was payable on August 25, 2008 to the shareholders of record as of the close of business on August 25, 2008.
The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certificated shares, the certificates that represent such shares of common stock. New Rights will accompany any new shares of common stock the Company issues after August 25, 2008 until the earlier of the Distribution Date, the redemption date or the final expiration date of the Rights Agreement, each as described below.
Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $95.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

The Rights will not be exercisable until the earlier of the following (the “Distribution Date”):
•	10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock; or

•	10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.
Until the Distribution Date, the balances in the book-entry accounting system of the transfer agent for the Company’s common stock or, in the case of certificated shares, common stock certificates, will evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights. After the Distribution Date, the Rights will separate from the common stock and will be evidenced solely by Rights certificates that the Company will mail to all eligible holders of common stock. Any Rights held by an Acquiring Person or any associate or affiliate thereof will be void and may not be exercised.
If a person or group becomes an Acquiring Person, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company’s common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right’s then-current exercise price. In addition, if, after a person or group becomes an Acquiring Person, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right’s then-current exercise price.
Each one one-hundredth of a Preferred Share, if issued:
•	will not be redeemable;

•	will entitle holders to quarterly dividend payments of $.01 per one one-hundredth of a share, or an amount equal to the dividend paid on one share of common stock, whichever is greater;

•	will entitle holders upon liquidation either to receive $1 per one one-hundredth of a share or an amount equal to the payment made on one share of common stock, whichever is greater;

•	will have the same voting power as one share of common stock; and

•	if shares of the Company’s common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.
The value of one one-hundredth of a Preferred Share will generally approximate the value of one share of common stock.
The Rights will expire on August 12, 2011, unless previously redeemed, or such later date as determined by the Board (so long as such determination is made prior to the earlier of the Distribution Date or August 12, 2011).
The Board may redeem the Rights for $.001 per Right at any time prior to 10 days after such time that any person or group becomes an Acquiring Person. If the Board redeems any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $.001 per Right. The redemption price will be adjusted if the Company has a stock split or stock dividends of the Company’s common stock.
After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s outstanding common stock, the Board may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person and its associates and affiliates.
The Board may adjust the purchase price of the Preferred Shares, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Preferred Shares or common stock.
The terms of the Rights Agreement may be amended by the Board without the consent of the holders of the Rights. However, the Board may not amend the Rights Agreement to lower the threshold at which a person or group becomes an Acquiring Person to below 10% of the Company’s outstanding common stock. In addition, the Board may not cause a person or group to become an Acquiring Person by lowering this threshold below the percentage interest that such person or group already owns. After a person or group becomes an Acquiring Person, the Board may not amend the Rights Agreement in a way that adversely affects holders of the Rights.
Stock Repurchase Program
On February 7, 2008, the Company announced that the Board approved a stock repurchase program to repurchase up to $80 million of the Company’s common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the three months and nine months ended September 30, 2008, the Company repurchased 0 and 656,700 shares, respectively, of its common stock at a weighted average purchase price of $30.42 per share.
18. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Radisson Hotel at Opryland and, commencing in April 2008, the Gaylord National Resort and Convention Center;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville attractions; and

•	Corporate and Other, which includes the Company’s ownership interests in certain entities, as well as its corporate expenses.

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. As further discussed in Note 8, the Company disposed of its ResortQuest segment during the second quarter of 2007. The results of operations of the ResortQuest segment have been reflected as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Hospitality	$203,834	$146,523	$615,392	$481,392
Opry and Attractions	22,870	20,344	64,460	57,108
Corporate and Other	29	53	385	159

Total	$226,733	$166,920	$680,237	$538,659

Depreciation and amortization:
Hospitality	$26,483	$16,318	$70,729	$49,005
Opry and Attractions	1,160	1,200	3,729	4,180
Corporate and Other	1,976	1,506	5,370	4,602

Total	$29,619	$19,024	$79,828	$57,787

Operating income (loss):
Hospitality	$18,012	$15,986	$95,167	$76,871
Opry and Attractions	2,935	3,000	5,138	5,138
Corporate and Other	(13,784)	(12,490)	(40,034)	(39,352)
Preopening costs	(369)	(3,926)	(19,190)	(10,101)
Impairment and other charges	—	—	(12,031)	—

Total operating income	6,794	2,570	29,050	32,556
Interest expense, net of amounts capitalized	(21,918)	(3,125)	(44,045)	(35,513)
Interest income	4,486	620	8,583	2,767
Unrealized gain on Viacom stock and CBS stock	—	—	—	6,358
Unrealized gain on derivatives	—	—	—	3,121
(Loss) income from unconsolidated companies	(75)	(2)	(293)	1,011
Other gains and (losses), net	904	622	954	146,697

(Loss) income before (benefit) provision for income taxes	$(9,809)	$685	$(5,751)	$156,997

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,224	$226,726	$—	$(2,217)	$226,733
Operating expenses:
Operating costs	—	147,362	—	26	147,388
Selling, general and administrative	5,239	37,350	—	(26)	42,563
Management fees	—	2,217	—	(2,217)	—
Preopening costs	—	369	—	—	369
Depreciation and amortization	1,388	28,231	—	—	29,619

Operating(loss)income	(4,403)	11,197	—	—	6,794
Interest expense, net of amounts capitalized	(22,420)	(37,851)	(109)	38,462	(21,918)
Interest income	8,482	29,896	4,570	(38,462)	4,486
Loss from unconsolidated companies	—	(75)	—	—	(75)
Other gains and (losses), net	1,136	(232)	—	—	904

(Loss) income before (benefit) provision for income taxes	(17,205)	2,935	4,461	—	(9,809)
(Benefit) provision for income taxes	(166)	(3,587)	450	—	(3,303)
Equity in subsidiaries’ earnings, net	(11,519)	—	—	11,519	—

(Loss) income from continuing operations	(5,520)	6,522	4,011	(11,519)	(6,506)
(Loss) income from discontinued operations, net of taxes	—	(1)	987	—	986

Net(loss)income	$(5,520)	$6,521	$4,998	$(11,519)	$(5,520)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$8	$166,912	$—	$—	$166,920
Operating expenses:
Operating costs	—	105,581	—	—	105,581
Selling, general and administrative	2,792	33,027	—	—	35,819
Preopening costs	—	3,926	—	—	3,926
Depreciation and amortization	1,364	17,660	—	—	19,024

Operating(loss)income	(4,148)	6,718	—	—	2,570
Interest expense, net of amounts capitalized	(15,872)	(29,536)	1,551	40,732	(3,125)
Interest income	3,112	33,669	4,571	(40,732)	620
Loss from unconsolidated companies	—	(2)	—	—	(2)
Other gains and (losses), net	(20)	(21)	663	—	622

(Loss) income before (benefit) provision for income taxes	(16,928)	10,828	6,785	—	685
(Benefit) provision for income taxes	(5,399)	2,409	1,479	—	(1,511)
Equity in subsidiaries’ earnings, net	(9,376)	—	—	9,376	—

(Loss) income from continuing operations	(2,153)	8,419	5,306	(9,376)	2,196
Loss from discontinued operations, net of taxes	—	—	(4,349)	—	(4,349)

Net(loss)income	$(2,153)	$8,419	$957	$(9,376)	$(2,153)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$8,060	$680,452	$—	$(8,275)	$680,237
Operating expenses:
Operating costs	36	410,200	—	(317)	409,919
Selling, general and administrative	13,537	116,856	—	(174)	130,219
Management fees	—	7,784	—	(7,784)	—
Preopening costs	—	19,190	—	—	19,190
Impairment and other charges	12,031	—	—	—	12,031
Depreciation and amortization	4,135	75,693	—	—	79,828

Operating(loss)income	(21,679)	50,729	—	—	29,050
Interest expense, net of amounts capitalized	(60,025)	(101,002)	(348)	117,330	(44,045)
Interest income	22,204	89,321	14,388	(117,330)	8,583
Loss from unconsolidated companies	—	(293)	—	—	(293)
Other gains and (losses), net	1,131	(177)	—	—	954

(Loss) income before (benefit) provision for income taxes	(58,369)	38,578	14,040	—	(5,751)
(Benefit) provision for income taxes	(17,669)	12,494	4,230	—	(945)
Equity in subsidiaries’ earnings, net	(36,661)	—	—	36,661	—

(Loss) income from continuing operations	(4,039)	26,084	9,810	(36,661)	(4,806)
Income from discontinued operations, net of taxes	—	31	736	—	767

Net(loss)income	$(4,039)	$26,115	$10,546	$(36,661)	$(4,039)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$19	$538,715	$—	$(75)	$538,659
Operating expenses:
Operating costs	—	322,937	—	(32)	322,905
Selling, general and administrative	12,959	102,394	—	(43)	115,310
Preopening costs	—	10,101	—	—	10,101
Depreciation and amortization	4,352	53,435	—	—	57,787

Operating(loss)income	(17,292)	49,848	—	—	32,556
Interest expense, net of amounts capitalized	(62,497)	(89,258)	(12,415)	128,657	(35,513)
Interest income	20,878	97,319	13,227	(128,657)	2,767
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
(Loss) income from unconsolidated companies	—	(683)	1,694	—	1,011
Other gains and (losses), net	5,610	111	140,976	—	146,697

(Loss) income before (benefit) provision for income taxes	(43,822)	57,337	143,482	—	156,997
(Benefit) provision for income taxes	(13,617)	16,679	57,466	—	60,528
Equity in subsidiaries’ earnings, net	(138,358)	—	—	138,358	—

Income from continuing operations	108,153	40,658	86,016	(138,358)	96,469
Income from discontinued operations, net of taxes	—	—	11,684	—	11,684

Net income	$108,153	$40,658	$97,700	$(138,358)	$108,153

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$42,409	$4,632	$—	$—	$47,041
Cash and cash equivalents — restricted	1,179	—	—	—	1,179
Trade receivables, net	—	60,615	—	—	60,615
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	6,478	52,033	630	(126)	59,015
Intercompany receivables, net	231,623	—	256,039	(487,662)	—

Total current assets	287,039	119,679	256,609	(487,788)	175,539
Property and equipment, net of accumulated depreciation	50,496	2,208,456	—	—	2,258,952
Notes receivable	—	143,057	—	—	143,057
Intangible assets, net of accumulated amortization	—	135	—	—	135
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,906,417	334,510	—	(2,237,047)	3,880
Estimated fair value of derivative assets	1,503	—	—	—	1,503
Long-term deferred financing costs	20,694	—	—	—	20,694
Other long-term assets	14,892	21,267	—	—	36,159

Total assets	$2,281,041	$2,835,499	$256,609	$(2,724,835)	$2,648,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,253	$753	$—	$—	$2,006
Accounts payable and accrued liabilities	34,183	225,199	—	(291)	259,091
Estimated fair value of derivatiive liabilities	1,323	—	—	—	1,323
Intercompany payables, net	—	417,560	70,102	(487,662)	—
Current liabilities of discontinued operations	—	—	1,538	—	1,538

Total current liabilities	36,759	643,512	71,640	(487,953)	263,958
Long-term debt and capital lease obligations, net of current portion	1,278,503	2,276	—	—	1,280,779
Deferred income taxes	(30,456)	106,116	2,161	—	77,821
Estimated fair value of derivative liabilities	4,808	—	—	—	4,808
Other long-term liabilities	53,379	45,166	(2)	165	98,708
Long-term liabilities of discontinued operations	—	6	445	—	451
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	709,334	2,258,043	6,322	(2,264,365)	709,334
Retained earnings	242,978	(222,007)	176,041	29,707	226,719
Other stockholders’ equity	(14,673)	—	—	—	(14,673)

Total stockholders’ equity	938,048	2,038,423	182,365	(2,237,047)	921,789

Total liabilities and stockholders’ equity	$2,281,041	$2,835,499	$256,609	$(2,724,835)	$2,648,314

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(244,176)	$342,939	$(274)	$—	$98,489
Net cash used in discontinued operating activities	—	—	(482)	—	(482)

Net cash (used in) provided by operating activities	(244,176)	342,939	(756)	—	98,007

Purchases of property and equipment	(1,811)	(329,560)	—	—	(331,371)
Investment in unconsolidated companies	—	(30)	—	—	(30)
Proceeds from sale of assets	11	25	—	—	36
Other investing activities	(2,256)	(14,436)	—	—	(16,692)

Net cash used in investing activities — continuing operations	(4,056)	(344,001)	—	—	(348,057)
Net cash provided by investing activities — discontinued operations	—	—	756	—	756

Net cash (used in) provided by investing activities	(4,056)	(344,001)	756	—	(347,301)

Net borrowings under credit facility	302,000	—	—	—	302,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Deferred financing costs paid	(10,753)	—	—	—	(10,753)
Decrease in restricted cash and cash equivalents	37	—	—	—	37
Proceeds from exercise of stock options and purchase plans	1,632	—	—	—	1,632
Excess tax benefit from stock-based compensation	842	—	—	—	842
Other financing activities, net	(274)	(742)	—	—	(1,016)

Net cash provided by (used in) financing activities — continuing operations	273,485	(742)	—	—	272,743
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	273,485	(742)	—	—	272,743

Net change in cash and cash equivalents	25,253	(1,804)	—	—	23,449
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$42,409	$4,632	$—	$—	$47,041

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(128,361)	$448,080	$(334,652)	$—	$(14,933)
Net cash provided by discontinued operating activities	—	—	17,250	—	17,250

Net cash provided by (used in) operating activities	(128,361)	448,080	(317,402)	—	2,317

Purchases of property and equipment	(6,271)	(448,230)	—	—	(454,501)
Investment in unconsolidated companies	—	(191)	—	—	(191)
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,021	50	—	—	5,071
Other investing activities	(591)	(720)	—	—	(1,311)

Net cash (used in) provided by investing activities — continuing operations	(1,841)	(449,091)	221,527	—	(229,405)
Net cash provided by investing activities — discontinued operations	—	—	115,240		115,240

Net cash (used in) provided by investing activities	(1,841)	(449,091)	336,767	—	(114,165)

Repayments under credit facility	125,000	—	—	—	125,000
Deferred financing costs paid	(3,883)	—	—	—	(3,883)
Decrease in restricted cash and cash equivalents	73	43	—	—	116
Proceeds from exercise of stock option and purchase plans	12,047	—	—	—	12,047
Excess tax benefit from stock-based compensation	1,974	—	—	—	1,974
Other financing activities, net	(273)	(489)	—	—	(762)

Net cash used in financing activities — continuing operations	134,938	(446)	—	—	134,492
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash used in financing activities	134,938	(446)	(19,365)	—	115,127

Net change in cash and cash equivalents	4,736	(1,457)	—	—	3,279
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$33,385	$5,250	$—	$—	$38,635

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2007, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 or described from time to time in our other reports filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Recent events, including fallout from problems in the U.S. capital markets, have resulted in recessionary conditions in the national economy. A continued downturn in the national economy or in a region constituting a significant source of customers for any of our properties, or the public perception of such a downturn, could result in fewer advance bookings by the group customers that make up the core of our revenues, as well as fewer transient customers visiting our properties.
In addition, as more fully described below in “Factors and Trends Contributing to Operating Performance” we have experienced an increase in groups not fulfilling the minimum number of room nights orginally contracted for, or rooms attrition. However, we believe that our group customers and their guests are less susceptible to changes in economic conditions than transient guests. We also believe that our contracts with our group customers (which generally require minimum levels of rooms revenue and banquet and catering revenues) provide a level of protection against the effects of these increased levels of attrition. There can be no assurance, however, that a continued downturn in the national economy would not have an adverse effect on our results of operations.
See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, for additional discussion regarding the risk factors that could cause our actual results to differ from our expected or historical results.

Recent Events
Refinancing of $1.0 Billion Credit Facility. On July 28, 2008, we announced that we entered into a new $1.0 billion senior secured credit facility that will be available to fund the Company’s business plan. See “Liquidity and Capital Resources — Principal Debt Agreements” below for a complete description of the terms of the new $1.0 billion senior secured credit facility.
Potential Development in Mesa, Arizona. On September 3, 2008, we announced that we entered into a land purchase agreement with DMB Mesa Proving Grounds LLC, an affiliate of DMB Associates, Inc. (“DMB”), to create a resort and convention hotel at the Mesa Proving Grounds in Mesa, Arizona, which is located approximately 30 miles from downtown Phoenix. The DMB development is planned to host an urban environment that features a Gaylord resort property, a Westcor retail development, a golf course designed by Tom Fazio, Class-A office space, first class residential offerings and significant other mixed-use components. Gaylord’s purchase agreement includes the purchase of 100 acres of real estate within the 3,200-acre Proving Grounds. The Gaylord project is contingent on the finalization of entitlements and incentives and final approval by Gaylord’s board of directors. We made an initial deposit of a portion of the land purchase price upon execution of the agreement with DMB, and additional deposit amounts are due upon the occurrence of various development milestones, including required governmental approvals of the entitlements and incentives. These deposits are refundable to us upon a termination of the agreement with DMB during a specified due diligence period, except in the event of a breach of the agreement by us. The timing of this development is uncertain, and we have not made any financing plans or, except as described above, made any commitments in connection with the proposed development.
Construction and Opening of Gaylord National. Our Gaylord National Resort and Convention Center (located in the Washington D.C. area) was substantially completed and opened in April 2008. The project was originally planned to include a 1,500 room hotel; however, we expanded the planned hotel to a total of 2,000 rooms. We entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. We entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) was with our wholly-owned subsidiary, Gaylord National, LLC, and provided for the construction of a portion of the Gaylord National hotel project in a guaranteed maximum price format. Construction costs exceeded our initial estimates from 2004. A portion of these increased costs are attributable to: (a) construction materials price escalation that occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) enhancements to the project design. As of September 30, 2008, we have spent approximately $986.8 million (excluding $66.1 million of capitalized interest and $48.6 million in pre-opening costs) on the project and have accrued an additional $76.4 million.
On October 10, 2008, our wholly-owned subsidiary Gaylord National, LLC initiated litigation against Perini/Tompkins Joint Venture claiming that we (1) are owed approximately $60.0 million from Perini/Tompkins Joint Venture in connection with the construction of the Gaylord National project, and (2) the general contractor is responsible for liens and notices to owner filed by subcontractors and suppliers. In addition, in mid-September, Perini/Tompkins Joint Venture filed suit against Gaylord National, LLC claiming that the general contractor is owed an additional $80.0 million in connection with the Gaylord National project. We believe that Perini’s lawsuit was filed at this time in part because the applicable statutory period for making construction-related lien claims was about to expire.
As we have previously disclosed, we have been in negotiations with the general contractor to close out the contract and to resolve final payments due subcontractors and suppliers in connection with the Gaylord National project. We believe a significant portion of the amounts claimed by the general contractor are not owed by us because the amounts being claimed were covered by the guaranteed maximum price portion of the construction contract. We intend to continue to negotiate with the general contractor to resolve the dispute over the close-out of the construction of the Gaylord National project. However, if negotiations are not successful, we intend to vigorously prosecute our litigation against the general contractor in order to protect our rights under the contract and to ensure that any final resolution is consistent with the terms of the construction contract.
We have sufficient liquidity to satisfy any final payment to be made to the general contractor in connection with the completion of the Gaylord National. Since the amount of any final payment will be recorded as an increase to property and equipment on our consolidated balance sheet, we believe the resolution of the amount of the final payment will not have a material adverse effect on our results of operations.
In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by the County in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to us upon substantial completion and opening of the Gaylord National on April 2, 2008.
We are currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, we recorded a note receivable and offset to property and equipment in the amount of $150.4 million. We also recorded interest income of $4.1 million and $7.5 million during the three months and nine months ended September 30, 2008, respectively, for the interest that accrued on the bonds subsequent to their delivery to us.
Development Update
We have invested heavily in our operations in the three and nine months ended September 30, 2008 and in the years ended December 31, 2007, 2006 and 2005, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, continued improvements of the Gaylord Opryland, and the construction of the Gaylord National beginning in 2005 and continuing in 2006, 2007 and 2008. Our investments in the balance of 2008 are expected to consist primarily of ongoing capital improvements for our existing properties and the construction closeout of the Gaylord National.
As described above in “Recent Events”, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties extended the termination date for the non-binding letter of intent to December 31, 2008, and the parties continue to discuss the terms under which we would develop and operate the convention hotel project. If the parties can reach a final agreement, such agreement would be subject to a number of closing conditions and approvals, including but not limited to approval by the California Coastal Commission. At this time, we are unable to predict whether any agreement will be reached or whether any such approvals would be forthcoming.
We are also considering expansions at Gaylord Opryland, Gaylord Texan, and Gaylord Palms, as well as other potential hotel sites throughout the country. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are monitoring closely the condition of the economy and availability of attractive financing. We are unable to predict at this time when we might make such commitments.

Our Current Operations
Our operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”).

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our ownership interests in certain entities and our corporate expenses.
For the three months and nine months ended September 30, 2008 and 2007, our total revenues were divided among these business segments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Segment	2008	2007	2008	2007
Hospitality	89.9%	87.8%	90.5%	89.4%
Opry and Attractions	10.1%	12.2%	9.5%	10.6%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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
We recognize Hospitality segment revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. We recognize attrition fees when received. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three and nine months ended September 30, 2008 and 2007. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Three Months ended September 30,				Nine Months ended September 30,
Income Statement Data:	2008	%	2007	%	2008	%	2007	%
REVENUES:
Hospitality	$203,834	89.9%	$146,523	87.8%	$615,392	90.5%	$481,392	89.4%
Opry and Attractions	22,870	10.1%	20,344	12.2%	64,460	9.5%	57,108	10.6%
Corporate and Other	29	0.0%	53	0.0%	385	0.0%	159	0.0%

Total revenues	226,733	100.0%	166,920	100.0%	680,237	100.0%	538,659	100.0%

OPERATING EXPENSES:
Operating costs	147,388	65.0%	105,581	63.3%	409,919	60.3%	322,905	59.9%
Selling, general and administrative	42,563	18.8%	35,819	21.5%	130,219	19.1%	115,310	21.4%
Preopening costs	369	0.2%	3,926	2.4%	19,190	2.8%	10,101	1.9%
Impairment and other charges	—	0.0%	—	0.0%	12,031	1.8%	—	0.0%
Depreciation and amortization:						0.0%
Hospitality	26,483	11.7%	16,318	9.8%	70,729	10.4%	49,005	9.1%
Opry and Attractions	1,160	0.5%	1,200	0.7%	3,729	0.5%	4,180	0.8%
Corporate and Other	1,976	0.9%	1,506	0.9%	5,370	0.8%	4,602	0.9%

Total depreciation and amortization	29,619	13.1%	19,024	11.4%	79,828	11.7%	57,787	10.7%

Total operating expenses	219,939	97.0%	164,350	98.5%	651,187	95.7%	506,103	94.0%

OPERATING INCOME (LOSS):
Hospitality	18,012	8.8%	15,986	10.9%	95,167	15.5%	76,871	16.0%
Opry and Attractions	2,935	12.8%	3,000	14.7%	5,138	8.0%	5,138	9.0%
Corporate and Other	(13,784)	(A)	(12,490)	(A)	(40,034)	(A)	(39,352)	(A)
Preopening costs	(369)	(B)	(3,926)	(B)	(19,190)	(B)	(10,101)	(B)
Impairment and other charges	—	(B)	—	(B)	(12,031)	(B)	—	(B)

Total operating income	6,794	3.0%	2,570	1.5%	29,050	4.3%	32,556	6.0%
Interest expense, net of amounts capitalized	(21,918)	(C)	(3,125)	(C)	(44,045)	(C)	(35,513)	(C)
Interest income	4,486	(C)	620	(C)	8,583	(C)	2,767	(C)
Unrealized gain on Viacom stock and CBS stock and derivatives, net	—	(C)	—	(C)	—	(C)	9,479	(C)
(Loss) income from unconsolidated companies	(75)	(C)	(2)	(C)	(293)	(C)	1,011	(C)
Other gains and (losses), net	904	(C)	622	(C)	954	(C)	146,697	(C)
Benefit (provision) for income taxes	3,303	(C)	1,511	(C)	945	(C)	(60,528)	(C)
Income (loss) from discontinued operations, net	986	(C)	(4,349)	(C)	767	(C)	11,684	(C)

Net (loss) income	$(5,520)	(C)	$(2,153)	(C)	$(4,039)	(C)	$108,153	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages and per share data):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Total revenues	$226,733	$166,920	35.8%	$680,237	$538,659	26.3%
Total operating expenses	219,939	164,350	33.8%	651,187	506,103	28.7%
Operating income	6,794	2,570	164.4%	29,050	32,556	-10.8%
Net (loss) income	(5,520)	(2,153)	-156.4%	(4,039)	108,153	-103.7%
Net (loss) income per share — fully diluted	(0.14)	(0.05)	-180.0%	(0.10)	2.56	-103.9%
Total Revenues
The increase in our total revenues for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, is attributable to an increase in our Hospitality segment revenues (an increase of $57.3 million for the three months, and an increase of $134.0 million for the nine months, ended September 30, 2008, as compared to the same periods in 2007), primarily due to the opening of the Gaylord National in April 2008, as well as other factors discussed below.
Total Operating Expenses
The increase in our total operating expenses for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, is primarily due to increased Hospitality segment operating expenses associated with the Gaylord National.
Operating expenses for the nine months ended September 30, 2008, as compared to the same period in 2007, were also impacted by a $9.1 million increase in preopening costs for the period primarily related to the Gaylord National, and $12.0 million in impairment and other charges incurred in the first quarter of 2008 related to the termination of the Purchase Agreement for the La Cantera Resort, each as more fully described below.
Operating Income
The increase in our operating income for the three months ended September 30, 2008, as compared to the same period in 2007, was due primarily to increased Hospitality segment operating income (an increase of $2.0 million) and reduced preopening costs (a decrease of $3.6 million) for the three months ended September 30, 2008, as compared to the same period in 2007, as more fully described below.
The decrease in our operating income for the nine months ended September 30, 2008, as compared to the same period in 2007, was due primarily to the increased preopening costs and impairment and other charges incurred in the first quarter of 2008, as described above. An $18.3 million increase in Hospitality segment operating income for the nine months ended September 30, 2008, as compared to the same period in 2007, partially offset the impact of these items.

Net Income
Although we experienced the increase in operating income described above for the three months ended September 30, 2008, as compared to the same period in 2007, our net loss for the period increased by $3.4 million, primarily due to the net effect of the following factors:
•	An $18.8 million increase in our interest expense, net of amounts capitalized, for the three months ended September 30, 2008, as compared to the same period in 2007, as described more fully below, which served to decrease our net income.

•	A $3.9 million increase in our interest income for the three months ended September 30, 2008, as compared to the same period in 2007, described more fully below, which served to increase our net income.

•	A $1.8 million increase in our benefit for income taxes for the three months ended September 30, 2008, as compared to the same period in 2007, described more fully below, which served to increase our net income.

•	Income from discontinued operations of $1.0 million in three months ended September 30, 2008, as compared to a loss from discontinued operations of $4.3 million in the same period in 2007, relating primarily to our ResortQuest operations, described more fully below, which served to increase our net income.
Our net loss of $4.0 million for the nine months ended September 30, 2008, as compared to our net income of $108.2 million in the same period in 2007, was due in part to our decreased operating income for the period, described above, but also to the net effect of the following factors:
•	A $145.7 million decrease in our other gains and losses for the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to the non-recurring pre-tax gain on the sale of our investment in Bass Pro in 2007, more fully described below, which served to decrease our net income.

•	A $0.9 million benefit for income taxes for the nine months ended September 30, 2008, as compared to a $60.5 million provision for income taxes for the same period in 2007, described more fully below, which served to increase our net income.

•	A $10.9 million decrease in our income from discontinued operations for the nine months ended September 30, 2008, as compared to the same period in 2007, relating primarily to our ResortQuest operations, described more fully below, which served to decrease our net income.

•	An unrealized gain on Viacom stock and CBS stock and derivatives, net, of $9.5 million for the nine months ended September 30, 2007, described below, which served to increase our net income for that period.

•	An $8.5 million increase in our interest expense, net of amounts capitalized, for the nine months ended September 30, 2008, as compared to the same period in 2007, described more fully below, which served to decrease our net income.
Our net income per share for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was impacted by the reduction in the number of shares of our common stock outstanding due to our stock repurchase program described below.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $55.7 million for the three months, and $117.5 million for the nine months, ended September 30, 2008) and operating expenses (operating expenses of $45.1 million for the three months, and $93.0 million for the nine months, ended September 30, 2008) associated with the Gaylord National.

•	Decreased system-wide occupancy levels (a decrease of 5.0 percentage points for the three months, and a decrease of 4.3 percentage points for the nine months, ended September 30, 2008 as compared to the same periods in 2007) resulting from lower levels of group business during the periods. These decreased occupancy levels served to decrease RevPAR and Total RevPAR on a same-store basis for the three months ended September 30, 2008, as compared to the same period in 2007.

•	Increased collection of same-store attrition fees for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Attrition fees are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for. These fees are recognized as revenue in the period they are collected. These increased attrition fees served to partially offset the impact of the lower occupancy on same-store Hospitality revenues and Total RevPAR discussed above for the three and nine months ended September 30, 2008, as compared to the same periods in 2007.

•	Increased preopening costs for the nine months ended September 30, 2008, as compared to the same period in 2007, associated with construction of the Gaylord National, described more fully below, which decreased our operating income as compared to the same period in 2007.

•	Impairment charges of $12.0 million associated with the termination of the Purchase Agreement with respect to the La Cantera Resort, described more fully below, which decreased our operating income for the nine months ended September 30, 2008, as compared to the same period in 2007.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Hospitality revenue (1)	$203,834	$146,523	39.1%	$615,392	$481,392	27.8%
Hospitality operating expenses:
Operating costs	129,462	91,752	41.1%	361,250	282,481	27.9%
Selling, general and administrative	29,877	22,467	33.0%	88,246	73,035	20.8%
Depreciation and amortization	26,483	16,318	62.3%	70,729	49,005	44.3%

Total Hospitality operating expenses	185,822	130,537	42.4%	520,225	404,521	28.6%

Hospitality operating income (2)	$18,012	$15,986	12.7%	$95,167	$76,871	23.8%

Hospitality performance metrics:
Occupancy (6)	70.9%	75.9%	-6.6%	73.5%	77.8%	-5.5%
ADR	$159.12	$147.64	7.8%	$170.85	$159.33	7.2%
RevPAR (3) (6)	$112.78	$111.99	0.7%	$125.65	$123.91	1.4%
Total RevPAR (4) (6)	$273.70	$268.28	2.0%	$303.16	$295.42	2.6%
Net Definite Room Nights Booked (5)	390,000	352,000	10.8%	1,220,000	1,223,000	-0.2%

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented and include the results of Gaylord National from the date it commenced normal operations in early April 2008.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 95,000 and 69,000 room nights for the three months, and 321,000 and 206,000 room nights for the nine months ended September 30, 2008 and 2007, respectively, related to Gaylord National, which opened in April 2008.

(6)	Excludes 0 and 15,131 room nights for the three months, and 5,171 and 36,038 room nights for the nine months ended September 30, 2008 and 2007, respectively, that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008. Also excludes 1,408 room nights that were not in service during the nine months ended September 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

The increase in total Hospitality segment revenue in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to the opening of the Gaylord National in April 2008. Same-store Hospitality segment revenue in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, increased slightly due to a combination of lower occupancy, increased ADR, increased outside the room spending and increased attrition payments.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily attributable to the opening of the Gaylord National. As described below, operating expenses for Gaylord Opryland, Gaylord Palms and Gaylord Texan were generally flat for the three and nine months ended September 30, 2008, as compared to the same period in 2007.
Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased system-wide in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to the opening of the Gaylord National. Gaylord Opryland, Gaylord Palms and Gaylord Texan experienced small changes in operating costs for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, which are further described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to the opening of the Gaylord National. Gaylord Opryland, Gaylord Palms and Gaylord Texan experienced small changes in selling, general and administrative costs for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, which are further described below.
Total Hospitality depreciation and amortization expense also increased in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to property and equipment related to Gaylord National being placed into service.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three and nine months ended September 30, 2008 and 2007.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$64,160	$64,110	0.1%	$210,286	$198,836	5.8%
Operating expense data:
Operating costs	40,495	40,497	0.0%	122,799	121,084	1.4%
Selling, general and administrative	7,511	8,750	-14.2%	27,264	29,946	-9.0%
Hospitality performance metrics:
Occupancy (1)	74.4%	79.0%	-5.8%	75.6%	79.3%	-4.7%
ADR	$144.76	$142.02	1.9%	$155.02	$147.55	5.1%
RevPAR (1)	$107.73	$112.18	-4.0%	$117.19	$117.01	0.2%
Total RevPAR (1)	$242.24	$256.52	-5.6%	$268.29	$264.95	1.3%

(1)	Excludes 0 and 15,131 room nights for the three months, and 5,171 and 36,038 room nights for the nine months, ended September 30, 2008 and 2007, respectively, that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
Gaylord Opryland revenue in the three months ended September 30, 2008, as compared to the same period in 2007, increased very slightly and RevPAR and Total RevPAR decreased due to a combination of lower occupancy and a slightly higher ADR, as the hotel experienced lower levels of group business during the period.
The increase in Gaylord Opryland revenue and RevPAR in the nine months ended September 30, 2008, as compared to the same period in 2007, is primarily due to increased ADR, partially offset by decreased occupancy rates. The increased ADR was due to a shift toward more corporate business groups. Increased group spending on banquets, catering and other outside the room revenues for the first six months of 2008, as well as increased collections of attrition payments, resulted in increased Total RevPAR for the nine months ended September 30, 2008, as compared to the same period in 2007.
Operating costs at Gaylord Opryland in the three months and nine months ended September 30, 2008, as compared to the same periods in 2007, remained relatively stable.
Selling, general and administrative expenses at Gaylord Opryland decreased in the three months and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower incentive compensation expense and cost control measures in the current year. In addition, the nine month comparison was also impacted by the $2.9 million charge incurred in the prior year in connection with the early termination of the lease held by a third-party operator of the Gaylord Opryland food court, which was renovated and remodeled as part of Gaylord Opryland’s food and beverage outlet improvement program. This decrease in selling, general and administrative expenses was partially offset by an increase in bad debt expense associated with the write-down of a receivable from a large convention customer in the current year.

     Gaylord Palms Results. The results of Gaylord Palms for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$34,935	$36,632	-4.6%	$137,766	$135,330	1.8%
Operating expense data:
Operating costs	23,427	23,161	1.1%	76,683	76,088	0.8%
Selling, general and administrative	7,100	7,229	-1.8%	24,207	23,172	4.5%
Hospitality performance metrics:
Occupancy	70.0%	72.6%	-3.6%	78.9%	78.2%	0.9%
ADR	$150.44	$155.38	-3.2%	$182.17	$182.14	0.0%
RevPAR	$105.38	$112.82	-6.6%	$143.68	$142.49	0.8%
Total RevPAR	$270.08	$283.19	-4.6%	$357.61	$352.57	1.4%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months ended September 30, 2008, as compared to the same period in 2007, is primarily due to a combination of decreased occupancy, primarily due to reduced corporate group occupancy as compared to 2007, and lower transient rates, which resulted in lower ADR during the period. This decreased occupancy also led to reduced food and beverage and other outside-the-room spending, which served to reduce Total RevPAR for the period.
The results for the three months ended September 30, 2008, combined with results from the first six months of 2008, resulted in relatively stable revenues, occupancy, ADR, RevPAR and Total RevPAR for the nine months ended September 30, 2008, as compared to the same period in 2007.
Operating costs, as well as selling, general and administrative costs, at Gaylord Palms in the three and nine months ended September 30, 2008, remained stable as compared to the same periods in 2007.

     Gaylord Texan Results. The results of the Gaylord Texan for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$46,859	$43,547	7.6%	$143,127	$140,565	1.8%
Operating expense data:
Operating costs	28,066	26,931	4.2%	83,046	81,992	1.3%
Selling, general and administrative	6,040	6,023	0.3%	17,664	18,391	-4.0%
Hospitality performance metrics:
Occupancy	72.8%	73.7%	-1.2%	73.7%	75.9%	-2.9%
ADR	$168.01	$162.21	3.6%	$178.68	$171.68	4.1%
RevPAR	$122.28	$119.52	2.3%	$131.76	$130.24	1.2%
Total RevPAR	$337.09	$313.26	7.6%	$345.71	$340.76	1.5%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to increased ADR at the hotel, as higher-rated corporate group business increased during these periods. The effect of this increased ADR was partially offset by slightly decreased occupancy. This increase in corporate group business also led to improved banquet, catering and other outside the room spending, which led to increased Total RevPAR for the periods.
Operating costs at Gaylord Texan in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, increased slightly during the periods, primarily due to higher utility costs. Selling, general and administrative expenses remained stable during the three months, and declined during the nine months, ended September 30, 2008, as compared to the same periods in 2007, primarily due to a decrease in compensation expense and rental expense.

Gaylord National Results. The results of Gaylord National from the date it commenced normal operations in early April 2008 to September 30, 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Total revenues	$55,703	n/a	$117,542	n/a
Operating expense data:
Operating costs	36,349	n/a	75,322	n/a
Selling, general and administrative	8,746	n/a	17,704	n/a
Hospitality performance metrics:
Occupancy (1)	66.0%	n/a	65.3%	n/a
ADR	$190.56	n/a	$201.11	n/a
RevPAR (1)	$125.80	n/a	$131.27	n/a
Total RevPAR (1)	$303.34	n/a	$323.04	n/a

(1)	Excludes 1,408 room nights that were not in service during the nine months ended September 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$22,870	$20,344	12.4%	$64,460	$57,108	12.9%
Operating expense data:
Operating costs	15,225	11,683	30.3%	41,600	33,905	22.7%
Selling, general and administrative	3,550	4,461	-20.4%	13,993	13,885	0.8%
Depreciation and amortization	1,160	1,200	-3.3%	3,729	4,180	-10.8%

Operating income	$2,935	$3,000	-2.2%	$5,138	$5,138	0.0%

The increase in revenues in the Opry and Attractions segment for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to an increase in revenues at our Corporate Magic corporate event planning business, as well as a slight increase in revenues for the Grand Ole Opry.
The increase in Opry and Attractions operating costs in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due primarily to increased variable costs associated with the increased revenues described above. The decrease in Opry and Attractions selling, general and administrative expenses in the three months ended September 30, 2008, as compared to the same period in 2007, was due primarily to a decrease in selling, general and administrative costs at the Grand Ole Opry.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Total revenues	$29	$53	-45.3%	$385	$159	142.1%
Operating expense data:
Operating costs	2,701	2,146	25.9%	7,069	6,519	8.4%
Selling, general and administrative	9,136	8,891	2.8%	27,980	28,390	-1.4%
Depreciation and amortization	1,976	1,506	31.2%	5,370	4,602	16.7%

Operating loss (1)	$(13,784)	$(12,490)	-10.4%	$(40,034)	$(39,352)	-1.7%

(1)	Corporate and other segment operating loss for the nine months ended September 30, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses increased in the three months and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three and nine months ended September 30, 2008 as compared to the same periods in 2007, due primarily to increased software maintenance and increased consulting costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, remained relatively stable in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, due primarily to an increase in consulting costs associated with a company-wide performance optimization project offset by a decrease in incentive compensation costs.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs decreased by $3.6 million in the three months ended September 30, 2008, as compared to the same period in 2007, and increased by $9.1 million in the nine months ended September 30, 2008, as compared to the same period in 2007. These costs were primarily related to the construction of the Gaylord National, which opened in April 2008.
Operating Results — Impairment and other charges
As further described in “Recent Events”, we entered into a Purchase Agreement to acquire the assets related to the La Cantera Resort. The Purchase Agreement also provided for our purchase of approximately 90 acres of undeveloped land adjacent to the resort property.
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

Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest expense, net of amounts capitalized	$(21,918)	$(3,125)	-601.4%	$(44,045)	$(35,513)	-24.0%
Interest income	4,486	620	623.5%	8,583	2,767	210.2%
Unrealized gain on Viacom stock and derivatives, net	—	—	n/a	—	9,479	-100.0%
(Loss) income from unconsolidated companies	(75)	(2)	-3650.0%	(293)	1,011	-129.0%
Other gains and (losses), net	904	622	45.3%	954	146,697	-99.3%
Benefit (provision) for income taxes	3,303	1,511	118.6%	945	(60,528)	101.6%
Income (loss) from discontinued operations, net of taxes	986	(4,349)	122.7%	767	11,684	-93.4%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $18.8 million to $21.9 million (net of capitalized interest of $0.3 million) during the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to a $12.4 million decrease in capitalized interest as a result of the substantial completion of construction of Gaylord National in April 2008, and the impact of higher average debt balances during the three months ended September 30, 2008. Interest expense, net of amounts capitalized, increased $8.5 million to $44.0 million (net of capitalized interest of $16.0 million) during the nine months ended September 30, 2008, as compared to the same period in 2007. This was due primarily to an $11.1 million decrease in capitalized interest as a result of the construction of Gaylord National, and the impact of higher average debt balances during the nine months ended September 30, 2008. These increases were partially offset by the impact of the maturity of the secured forward exchange contract, which is further described below.
Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract related to our Viacom stock and CBS stock investment and excluding the write-off of deferred financing costs during the period, was 6.5% and 8.3% for the three months, and 6.5% and 7.1% for the nine months, ended September 30, 2008 and 2007, respectively.
As further discussed in Note 10 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007 included herewith, the secured forward exchange contract related to our Viacom stock and CBS stock investment, which was in place until May 2007, resulted in non-cash interest expense of $10.5 million for the nine months ended September 30, 2007.

Interest Income
The increase in interest income during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to $4.1 million and $7.5 million, respectively, of interest income on the bonds that were received in April 2008 in connection with the development of Gaylord National, which included $3.2 million and $6.2 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $0.9 million and $1.3 million, respectively, related to amortization of the discount on the bonds.
Unrealized Gain on Viacom Stock and CBS Stock and Derivatives, Net
Prior to May 2007, we held a secured forward exchange contract with an affiliate of Credit Suisse First Boston with respect to our investment in Viacom stock and CBS stock. In May 2007, the secured forward exchange contract matured, and we delivered all of the Viacom stock and CBS stock to Credit Suisse First Boston in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance sheet.
For the nine months ended September 30, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom and CBS stock. For the nine months ended September 30, 2007, we recorded net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract. This resulted in a net pretax gain of $9.5 million related to the Viacom and CBS stock and derivatives, net, for the nine months ended September 30, 2007.
(Loss) Income from Unconsolidated Companies
We account for our investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. (Loss) income from unconsolidated companies for the three and nine months ended September 30, 2008 and 2007 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Bass Pro Group, LLC	$—	$—	—	$—	$1,693	-100.0%
RHAC Holdings, LLC	145	119	21.8%	494	115	329.6%
Waipouli Holdings, LLC	(220)	(121)	-81.8%	(787)	(797)	1.3%

Total:	$(75)	$(2)	-3650.0%	$(293)	$1,011	-129.0%

Other Gains and (Losses)
Our other gains and (losses) for the three and nine months ended September 30, 2008 primarily consisted of a gain from the termination of certain interest rate swaps in connection with the refinancing of our $1.0 Billion Credit Facility. Our other gains and (losses) for the nine months ended September 30, 2007 primarily consisted of a $140.3 million gain on the sale of our interest in Bass Pro Group, LLC, a $1.2 million dividend distribution related to our investment in CBS stock, and a $4.4 million gain on the sale of the previously utilized corporate aircraft.

(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	4	(42)	8	2
Adjustment to deferred tax liabilities due to state tax rate adjustment	(2)	—	(4)	(1)
Change in statutory state tax rate	1	—	(9)	—
Other	(4)	(214)	(14)	3

Effective tax rate	34%	(221%)	16%	39%

The increase in our effective tax rate for the three months ended September 30, 2008 as compared to the same period in 2007 was due primarily to the impact of permanent differences relative to pretax (loss) income for each period. The amount designated as Other for the three months ended September 30, 2007 in the table above is a result of adjustments related to the filing of our 2006 Federal income tax return, as well as the tax effect of interest charged to ResortQuest International, Inc. The decrease in our effective tax rate for the nine months ended September 30, 2008, as compared to the same period in 2007, was due primarily to the tax effect of a statutory state rate change, as well as the impact of permanent differences relative to pretax income for each period. The amount designated as Other for the nine months ended September 30, 2008 in the table above is the result of permanent differences relative to pretax income in the period.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflected the following business as discontinued operations in our financial results for the three months and nine months ended September 30, 2008 and 2007, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS No. 144 for all periods presented.
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
The following table reflects the results of operations of businesses accounted for as discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Revenues:
ResortQuest	$—	$—	$—	$91,228

Operating loss:
ResortQuest	$717	$(1,663)	$(216)	$(3,685)
Restructuring charges	—	(138)	(262)	(210)

Total operating income (loss)	717	(1,801)	(478)	(3,895)

Interest expense	—	—	—	(8)
Interest income	—	—	—	309

Other gains and (losses):
ResortQuest	(43)	(2,034)	749	(8,803)
Other	—	—	50	—

Income (loss) before (benefit) provision for income taxes	674	(3,835)	321	(12,397)

(Benefit) provision for income taxes	(312)	514	(446)	(24,081)

Income (loss) from discontinued operations	$986	$(4,349)	$767	$11,684

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2008, our net cash flows provided by operating activities — continuing operations were $98.5 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax provision, interest expense, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and loss on sale of certain fixed assets of approximately $105.5 million, offset by unfavorable changes in working capital of approximately $7.0 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008 and a seasonal change in the timing of payments received from corporate group guests at Gaylord Palms and Gaylord Texan, an increase in interest receivable associated with the Series A Bond and Series B Bond, and the timing of payment of accrued property taxes and accrued compensation. These unfavorable changes in working capital were partially offset by an increase in interest payable, an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, and an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
During the nine months ended September 30, 2007, our net cash flows used in operating activities — continuing operations were $14.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, interest expense, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and gains on the sales of our investment in Bass Pro and certain fixed assets of approximately ($28.3) million. Our cash flows provided by income from continuing operations before the non-cash items described above were negatively impacted during the nine months ended September 30, 2007 by us incurring a tax liability of $107.4 million (after the application of federal and state net operating loss carryforwards and federal credit carryforwards), which primarily resulted from the net impact of the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of RQI and our investment in Bass Pro. The net cash flows used by income from continuing operations before the non-cash items described above were partially offset by favorable changes in working capital of approximately $13.4 million. The favorable changes in working capital primarily resulted from the timing of payment of the remainder of the tax liability incurred in connection with the maturity of the secured forward exchange contract and the sales of RQI and our investment in Bass Pro, as well as the timing of payment of accrued interest and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland and Gaylord Palms. These favorable changes in working capital were partially offset by an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland and Gaylord Palms, as well as the timing of payment of accrued compensation and an increase in prepaid expenses.
Cash Flows From Investing Activities. During the nine months ended September 30, 2008, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $331.4 million. Our capital expenditures during the nine months ended September 30, 2008 included construction of $279.8 million at Gaylord National, as well as $26.1 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland.
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
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2008, our net cash flows provided by financing activities were approximately $272.7 million, primarily reflecting $302.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock and the payment of $10.8 million in deferred financing costs to refinance our $1.0 Billion Credit Facility.
During the nine months ended September 30, 2007, our net cash flows provided by financing activities — continuing operations were approximately $134.5 million, reflecting $125.0 million in net borrowings under our credit facility and $12.0 million in proceeds received from the exercise of stock options, partially offset by the payment of $3.9 million in deferred financing costs to refinance our $600.0 million credit facility.

Working Capital
As of September 30, 2008, we had total current assets of $175.5 million and total current liabilities of $264.0 million, which resulted in a working capital deficit of $88.5 million. A significant portion of our current liabilities consist of deferred revenues, which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we are investing in our operations during 2008 through the completion and opening of Gaylord National and certain start-up costs, such as design drawings, associated with the possible expansion of our other existing hotel properties. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these expenditures. We will continue to evaluate these development projects and related financing alternatives in light of economic conditions and other factors. As further discussed below, on July 25, 2008 we refinanced our $1.0 billion credit facility, which now matures on July 25, 2012.
Principal Debt Agreements
$1.0 Billion Credit Facility. Through July 24, 2008, we had in place an Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 billion amended and restated credit facility (the “$1.0 Billion Credit Facility”) was effective March 23, 2007 and represented an increase of our previous $600.0 million credit facility.
The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The $1.0 Billion Credit Facility also included an accordion feature that allowed us to increase the $1.0 Billion Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At our election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on our borrowing base leverage. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. We were required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
On July 25, 2008, we refinanced our $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow us to increase the New $1.0 Billion Credit Facility credit facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50%

or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. We have also entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on these borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
In addition, the New $1.0 Billion Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the New $1.0 Billion Credit Facility are as follows:
•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than 65%.

•	We must maintain a consolidated tangible net worth of not less than the sum of $600.0 million, increased on a cumulative basis as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 2005, by an amount equal to (i) 75% of consolidated net income (to the extent positive) for the calendar quarter then ended, plus (ii) 75% of the proceeds received by us or any of the our subsidiaries in connection with any equity issuance.

•	We must maintain a minimum consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 2.00 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.
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
As a result of the refinancing of the $1.0 Billion Credit Facility, as described below, we wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2008.
As of September 30, 2008, we were in compliance with all covenants. There can be no assurance that the Company will be in compliance with these covenants in the future. As of September 30, 2008, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $10.7 million of letters of credit under the facility for us, which left $289.3 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
Stock Repurchase Program
On February 7, 2008, we announced that our board of directors approved a stock repurchase program to repurchase up to $80 million of our common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion. During the three months and nine months ended September 30, 2008, we repurchased 0 and 656,700 shares, respectively, of our common stock at a weighted average purchase price of $30.42 per share.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona and Chula Vista, California.

Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $10.7 million of letters of credit as of September 30, 2008 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2008, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,275,000	$—	$—	$700,000	$575,000
Capital leases	3,282	1,006	1,923	334	19
Promissory note payable to Nashville Predators	3,000	1,000	2,000	—	—
Construction commitments	60,299	60,299	—	—	—
Operating leases (1)	663,105	6,082	10,235	8,425	638,363
Other	250	250	—	—	—

Total contractual obligations	$2,004,936	$68,637	$14,158	$708,759	$1,213,382

(1)	The total operating lease commitments of $663.1 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three and nine months ended September 30, 2008 and 2007.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2008, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $13.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, and retirement and postretirement benefits other than pension plans, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no newly identified critical accounting policies in the first, second or third quarter of 2008 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included herewith.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Related to Changes in Interest Rates
Prior to its refinancing on July 25, 2008, borrowings outstanding under our $1.0 Billion Credit Facility bore interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. On February 26, 2008, we entered into a series of forward-starting interest rate swaps to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which were scheduled to expire on various dates through March 9, 2010, effectively adjusted the variable interest rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps were deemed effective and therefore the hedges were treated as effective cash flow hedges under SFAS No. 133. In connection with refinancing the $1.0 Billion Credit Facility, we terminated these variable to fixed interest rate swaps in July 2008.
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
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of September 30, 2008 would increase by approximately $2.0 million.
Risk Related to Changes in Natural Gas Prices
As of September 30, 2008, we held ten variable to fixed natural gas price swaps with respect to the purchase of 803,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to eight months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $9.46 per dekatherm. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of September 30, 2008 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of September 30, 2008 would have increased or decreased by $0.6 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
There have been no material changes to our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On February 7, 2008, the Company announced that its board of directors approved a stock repurchase program to repurchase up to $80 million of the Company’s common stock. This program is intended to be implemented through purchases made from time to time in the open market in accordance with applicable SEC requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. No purchases were made pursuant to the repurchase program during the three months ended September 30, 2008.
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

GAYLORD ENTERTAINMENT COMPANY
Date: November 7, 2008	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4.1	Rights Agreement, dated as of August 12, 2008 between Gaylord Entertainment Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

10.1	Second Amended and Restated Credit Agreement, dated as of July 25, 2008 by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated July 30, 2008 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.