Form 10-K
period 2008-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2009-03-02
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-13079
GAYLORD ENTERTAINMENT COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (615) 316-6000
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☑ No
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2008 was approximately $966,528,238 (assuming solely for this purpose that shares beneficially owned by persons other than officers or directors of the registrant are held by non-affiliates).
As of January 30, 2009, there were 40,916,134 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2008 FORM 10-K ANNUAL REPORT

PART I
Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “our,” “Gaylord Entertainment,” “Gaylord,” or the “Company.”
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
Item 1. Business
We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our hospitality business includes our Gaylord branded hotels, consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”), which opened in April 2008. We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee.
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
We also own and operate several attractions in Nashville, including the Grand Ole Opry, a live country music variety show that is the nation’s longest running radio show and an icon in country music. Our local Nashville attractions provide entertainment opportunities for Nashville-area residents and visitors, including our Nashville hotel and convention guests, while adding to our destination appeal.
We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring.
Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Nashville attractions and assets related to the Grand Ole Opry; and (iii) Corporate and Other, which includes corporate expenses and, prior to May 31, 2007, results from our minority investments. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 91.2%, 8.8%, and 0.0%, respectively, of total revenues in the year ended December 31, 2008. Prior to May 31, 2007, our operations also included our ResortQuest business, described more fully below, which we now classify as discontinued operations.
Financial information by industry segment and for each of our Gaylord hotel properties as of December 31, 2008 and for each of the three years in the period then ended, appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 17) to our consolidated financial statements included in this Annual Report on Form 10-K.

Strategy
Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the approximately $103 billion large group meetings market in the United States. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings.
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
Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002, our Gaylord Texan hotel in April 2004 and our Gaylord National hotel in April 2008. As further described in the “Future Development” section below, we have also entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona. We have focused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group meeting clients to meet in different areas of the country each year and to establish relationships with new customers as we increase our geographic reach. We believe there is a significant opportunity to establish strong relationships with new customers and rotate them among our properties.
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
Industry Description
According to Tradeshow Week, the large group meetings market annually generates approximately $103 billion of revenues for the companies that provide services to it. The convention hotel industry is estimated to generate approximately $17.8 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings typically have more than 1,000 guest rooms and, on average, contain approximately 110,000 square feet of exhibit space and approximately 40 meeting rooms.
According to Meetings & Conventions magazine, the group meetings market is comprised of approximately 1.3 million events annually, of which approximately 80% are corporate meetings and approximately 20% are association meetings. Nearly half of the venues hosting these events contain less than 100,000 square feet of exhibit or meeting space, with only 8% containing over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because associations and trade shows generally select their sites 2 to 6 years in advance, thereby increasing earnings visibility, and our group customers enter into contracts that provide for minimum spending on stays and cancellation and attrition fees, we believe the convention hotel segment of the lodging industry is more predictable than the general lodging industry.
We believe that a number of factors contribute to the success of a convention center hotel, including the following: the availability of sufficient meeting and exhibit space to satisfy large group users; the availability of rooms at competitive prices; access to quality entertainment and food and beverage venues; destination appeal; appropriate regional professional and consumer demographics; adequate loading docks, storage facilities and security; ease of site access via air and ground transportation; and the quality of service provided by hotel staff and event coordinators. The ability to offer as many as possible of these elements within close proximity of each other is important in order to reduce the organizational and logistical planning efforts of the meeting planner. The meeting planner, who acts as an intermediary between the hotel event coordinator and the group scheduling the event, is typically a convention hotel’s direct customer. Effective interaction and coordination with meeting planners is key to booking events and generating repeat customers.
Based on our information and information obtained from the Tradeshow Week Major Exhibit Hall Directory 2007, the largest hotel exhibit halls (ranked by total square feet of exhibit space) are as follows:

		Total		Total
		Exhibit Space	Number of	Meeting Space
Facility	City	(sq. ft.)	Meeting Rooms	(sq. ft.)
Sands Expo / Venetian Resort Hotel & Casino	Las Vegas, NV	1,125,600	293	400,378
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924
Gaylord National Resort & Convention Center	National Harbor, MD	470,000	82	470,000	*
Rosen Shingle Creek	Orlando, FL	445,000	99	445,000	*
Gaylord Texan Resort & Convention Center	Grapevine, TX	400,000	70	400,000	*
Gaylord Palms Resort & Convention Center	Kissimmee, FL	400,000	76	400,000	*
Orlando World Center Marriott	Orlando, FL	400,000	73	350,000	*
Walt Disney World Swan and Dolphin	Lake Buena Vista, FL	329,000	84	248,655
Gaylord Opryland Resort & Convention Center	Nashville, TN	263,772	111	325,000
Caesars Palace	Las Vegas, NV	240,000	57	240,000	*
Hilton Anatole Hotel	Dallas, TX	231,103	76	333,400	*
MGM Grand Hotel & Conference Center	Las Vegas, NV	230,000	67	268,000	*
Adam’s Mark International Conference & Exposition Center	Dallas, TX	230,000	67	99,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	209,000	*

*	Exhibit Space square footage is also included in the calculation of Meeting Space square footage.
Gaylord Hotels — Strategic Plan
Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are created based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed Gaylord Opryland as well as our more recent Gaylord hotels among the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002, the Gaylord Texan in April 2004 and the Gaylord National in April 2008. We believe that our other hotels will enable us to capture additional convention business from groups that currently utilize one of our hotels but must rotate their meetings to other locations due to their attendees’ desires to visit different areas.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Our flagship property, Gaylord Opryland in Nashville, is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total dedicated exhibition space of approximately 264,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 600,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007 and 2008, as well as Meeting & Convention’s Gold Key and Gold Platter Awards for 2007 and 2008.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007 and 2008 and Meeting and Convention’s Gold Key and Gold Platter Awards for 2007 and 2008.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2008, the Gaylord Texan received Successful Meetings magazine’s Pinnacle Award, and in 2007 and 2008, received Meeting and Convention’s Gold Key Award and was named a AAA Four-Diamond Award winner.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. Gaylord National opened in April 2008 and is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 2,000 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total dedicated exhibition space of approximately 180,000 square feet. Total meeting, exhibit and pre-function space in the hotel is approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with twelve treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. In 2008, the Gaylord National was named a AAA Four-Diamond Award winner.
Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In March 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.
Future Development. On September 3, 2008, we announced that we entered into a land purchase agreement with DMB Mesa Proving Grounds LLC, an affiliate of DMB Associates, Inc. (“DMB”), to create a resort and convention hotel at the Mesa Proving Grounds in Mesa, Arizona, which is located approximately 30 miles from downtown Phoenix. The DMB development is planned to host an urban environment that features a Gaylord resort property, a Westcor retail development, a golf course designed by Tom Fazio, Class-A office space, first class residential offerings and significant other mixed-use components. Gaylord’s purchase agreement includes the purchase of 100 acres of real estate within the 3,200-acre Proving Grounds. The Gaylord project is contingent on the finalization of entitlements and incentives and final approval by Gaylord’s board of directors. We made an initial deposit of a portion of the land purchase price upon execution of the agreement with DMB, and additional deposit amounts are due upon the occurrence of various development milestones, including required governmental approvals of the entitlements and incentives. These deposits are refundable to us upon a termination of the agreement with DMB during a specified due diligence period, except in the event of a breach of the agreement by us. The timing of this development is uncertain, and we have not made any financing plans or, except as described above, made any commitments in connection with the proposed development.
We are also considering expansions at Gaylord Opryland, Gaylord Texan, and Gaylord Palms, as well as other potential hotel sites throughout the country. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are monitoring closely the condition of the economy and availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 83rd anniversary in 2008, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as a Tuesday Night Opry on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and XM Radio and streamed on the Internet. The Grand Ole Opry is also broadcast on television via the Great American Country network and CMT-Canada. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2008 to February 2009. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2008, winning the award in 2003 and 2004.
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
Corporate and Other
Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for our retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in the below investments.
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

Viacom and CBS. In May 2007 we fulfilled our obligations under a secured forward exchange contract related to our investment in approximately 5.5 million shares of Viacom, Inc. Class B common stock (“Viacom Stock”) and 5.5 million shares of CBS Corporation Class B Common Stock (“CBS Stock”), which were received as the result of the sale of television station KTVT to CBS in 1999, the subsequent acquisition of CBS by Viacom in 2000, and the subsequent conversion of each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Stock and 0.5 shares of Viacom Stock in 2006. The secured forward exchange contract, which we entered into in 2000, was designed to protect us against decreases in the combined fair market value of the Viacom Stock and CBS Stock, while providing for participation in increases in the combined fair market value. As a result of the settlement, we surrendered all of our shares of Viacom Stock and CBS Stock to an affiliate of Credit Suisse in full satisfaction of all obligations under the secured forward exchange contract.
Nashville Predators. On February 22, 2005, we concluded the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem our ownership interest, and (ii) our obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had an original 20-year term, we were required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of our outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating our ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $2 million, with the final payment due on October 5, 2010. Our obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing its home games in Nashville, Tennessee.
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
Employees
As of December 31, 2008, we had approximately 7,511 full-time and 3,044 part-time and temporary employees. Of these, approximately 6,768 full-time and 2,379 part-time employees were employed in Hospitality; approximately 404 full-time and 661 part-time employees were employed in Opry and Attractions; and approximately 339 full-time and 4 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
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

Opry and Attractions Group
The Grand Ole Opry and other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time.
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
Opry and Attractions Group
WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. We are not aware of any reason why its radio station license should not be renewed.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2008. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	61	Chairman of the Board of Directors and Chief Executive Officer
David C. Kloeppel	39	President and Chief Financial Officer
John P. Caparella	51	Executive Vice President and Chief Operating Officer, Gaylord Hotels
Carter R. Todd	51	Executive Vice President, Secretary and General Counsel
Mark Fioravanti	47	Senior Vice President of Finance and Treasurer
Rod Connor	56	Senior Vice President and Chief Administrative Officer
The following is additional information with respect to the above-named executive officers.
Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. Mr. Reed is a director of First Horizon National Corporation.
David C. Kloeppel is the Company’s President and Chief Financial Officer. Until November 2008, Mr. Kloeppel served as Executive Vice President of the Company. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University’s Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics.
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
Carter R. Todd is the Company’s Executive Vice President, General Counsel and Secretary. Prior to November 2008, Mr. Todd served as Senior Vice President, General Counsel and Secretary since he joined Gaylord Entertainment Company in July 2001. Prior to that time, he was a Corporate and Securities partner in the Nashville office of the regional law firm Baker, Donelson, Bearman & Caldwell. Mr. Todd has practiced law in Nashville since 1982 and is a graduate of Vanderbilt University School of Law and Davidson College.
Mark Fioravanti is Senior Vice President of Finance and Treasurer of the Company, a position he has held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.
Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 36 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.
Item 1A. Risk Factors
You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in the “Business” section and elsewhere in this Annual Report on Form 10-K are “forward-looking statements” and are qualified by the cautionary language regarding such statements. See “Forward-Looking Statements” above.
The current slowdown in the lodging industry and the economy generally will continue to impact our financial results and growth.
In 2009, our operations, financial results and growth are expected to be adversely affected by general economic conditions, weak hospitality demand and constraints on availability of financing. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In recent quarters, we have experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels and increased attrition levels, which represents groups not fulfilling the minimum number of room nights originally contracted for. We believe corporate customers in particular are delaying meetings and events and seeking to minimize spending. While we have re-focused our marketing efforts on booking rooms in 2009 and 2010, rather than later years, there can be no assurance that we can achieve acceptable occupancy and revenue levels during continued periods of economic distress, in light of decreased demand. We believe that our contracts with our group customers (which generally require minimum levels of rooms revenue and banquet and catering revenues) provide a level of protection against the effects of these increased levels of attrition. There can be no assurance, however, that we will succeed in contracting for and collecting attrition and cancellation fees. In addition, our cost containment efforts at the property and corporate levels may not be successful. Further, we are reducing capital expenditure commitments, which for 2009 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties, and certain start-up costs, such as design drawings, associated with our proposed development in Mesa, Arizona and the possible expansion of our other existing hotel properties, and are delaying decisions on the proposed expansions, which will delay our future growth. We cannot predict when or if hospitality demand and spending will return to favorable levels, but we anticipate that our future financial results and growth will be further harmed if the economic recession continues for a significant period or becomes worse.
The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations and other factors.
We have refocused our business strategy on the development of resort and convention center hotels in selected locations in the United States and on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the Gaylord Palms, the Gaylord Texan and the Gaylord National, and by further utilizing our attractions assets. Our ability to do this depends upon many factors, some of which are beyond our control.
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
Our ability to continue to successfully operate our hotel and convention business is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:
•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that are affecting our hotels;

•	our ability to continue to attract group convention business, which is expected to be weaker in 2009;

•	our ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact our group convention business at our existing hotel properties;

•	the highly competitive nature of the hotel, tourism and convention businesses in which the Gaylord Palms, the Gaylord Opryland, the Gaylord Texan and the Gaylord National operate; and

•	the susceptibility of our group convention business to reduced levels of demand during the year-end holiday periods, which we may not be able to offset by attracting sufficient general tourism guests.
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
Our hotel development, including our potential project in Mesa, Arizona, is subject to financing, timing, budgeting and other risks.
We intend to develop additional hotel properties and expand existing hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:
•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	other risks of construction described below;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	the availability and cost of capital, which is expected to be unfavorable until general economic conditions improve in the U.S.; and

•	governmental restrictions on the nature or size of a project or timing of completion.
Our development projects may not be completed on time or within budget.
There are significant risks associated with our future construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.
Our future construction projects, including our planned project in Mesa, Arizona, as well as the possible expansions of the Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects. We have no financing plans for projects, and we do not know if any needed financing will be available on favorable terms.
We will be required to refinance our credit facility by July 2012, and there is no assurance that we will be able to refinance our credit facility on acceptable terms.
The revolving loan, letters of credit and term loan under our credit facility mature on July 25, 2012. Prior to this date, we will be required to refinance our credit facility in order to finance our ongoing capital needs. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. The credit markets are in a period of uncertainty, and if conditions do not improve, we expect to encounter difficulties at any time that we seek to increase or refinance our debt. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be extremely difficult to obtain. There is no assurance that we will be able to obtain additional financing on acceptable terms.
We may be unable to successfully complete acquisitions.
As part of our growth strategy, we may attempt to acquire other convention hotels or otherwise engage in acquisitions. We may be unable to find or consummate future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms. We continue to evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:
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
If we fail to integrate acquired businesses successfully and/or fail to realize the intended benefits of acquisitions, our results of operations could be materially and adversely affected. In addition, acquisitions may result in a substantial goodwill asset, which will be subject to an annual impairment analysis. If this goodwill were to be impaired in the future, it could have a significant negative impact on our results of operations.
Our real estate investments are subject to numerous risks.
Because we own hotels and attractions properties, we are subject to the risks that generally relate to investments in real property. Real estate values are expected to be depressed until general economic conditions improve. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be reduced.
We are dependent on our four main hotel properties for the substantial majority of all of our revenue and cash flow.
We are dependent upon the Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National for the substantial majority of our revenue and cash flow. As a result, we are subject to a greater degree of risk to factors including:
•	local economic and competitive conditions;

•	natural and other disasters;

•	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and

•	a decrease in convention and meetings business at one of our properties.
Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt and could adversely affect our financial condition and results of operations.
We could become subject to claims in connection with the 2007 sales of our interests in ResortQuest Mainland, ResortQuest Hawaii and Bass Pro Group, LLC.
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
Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.
We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes and credit card information. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our properties, products and services to our guests. In addition, noncompliance with applicable privacy regulations, either by us or, in some circumstances, noncompliance by third parties engaged by us, could result in fines or restrictions on our use or transfer of data.
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
We have minority investments in RHAC Holdings, LLC and Waipouli Holdings, LLC which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations. Further, the properties owned by these joint ventures are in Hawaii, which has experienced decreased tourist spending and lower hotel occupancy in recent periods. For further discussion of these investments, see Note 6 of our consolidated financial statements included herein.
We are subject to risks relating to acts of God, terrorist activity and war.
Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. In January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at high risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of any type of flood, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause in the future our results to differ materially from anticipated results.
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
We currently have a significant amount of debt. As of December 31, 2008, we had $1,262.9 million of total debt and stockholders’ equity of $903.2 million.
Our substantial amount of debt could have important consequences. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the hospitality industry, which may place us at a competitive disadvantage compared with competitors that are less leveraged;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•	limit our ability to obtain additional financing for possible expansions of our existing properties and acquisitions of additional properties.
In addition, the terms of our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges for the years ended December 31, 2007 and 2006, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $7.6 million for the year ended December 31, 2008. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance this indebtedness on favorable terms, or at all. We may incur additional debt in connection with our potential expansions of Gaylord Opryland, Gaylord Palms and/or Gaylord Texan or any additional hotel development.
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
Our existing financial agreements, including our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. Our senior credit facility requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and our senior credit facility and the indentures governing our 8% senior notes and our 6.75% senior notes limit or prohibit our ability to, among other things:
•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock to our stockholders or repurchase our stock or other equity interests;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures;

•	use proceeds from any offering of securities to make capital expenditures in connection with the construction of Gaylord

National; and

•	pay dividends and make other distributions from our subsidiaries to us.
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
In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. We believe that the current market price of our common stock generally reflects expectations that we will be able to continue to operate our existing hotels profitably. If we are unable to accomplish this, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, increased labor and other costs, changes in general conditions in the economy or the financial or credit markets or other developments affecting us or our industry, such as the terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.
We are a holding company and depend upon our subsidiaries’ cash flow to meet our debt service obligations.
We are a holding company, and we conduct the majority of our operations through our subsidiaries. As a result, our ability to meet our debt service obligations, including our obligations under our senior notes and our credit facility, substantially depends upon our subsidiaries’ cash flow and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. The payment of dividends and/or making of loans, advances or other payments by our subsidiaries will be subject to the approval of those subsidiaries’ boards, and our subsidiaries are not obligated to pay dividends or make loans, advances or other payments to us. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances or other payments may also be restricted by, among other things, applicable laws and regulations and current and future debt agreements into which our subsidiaries may enter.
To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
Our ability to make payments on, or repay or refinance, our debt, including our obligations under our senior notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including the indentures governing our 6.75% senior notes and our 8% senior notes and other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our senior credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
The efficient operation of our business is heavily dependent upon our information systems.
We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.
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
In addition, we have adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
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
Our board of directors has the power to issue up to 100.0 million shares of preferred stock without any action on the part of our stockholders. As of the date hereof, we have no shares of preferred stock outstanding. Our board of directors also has the power, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue additional shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock or our notes could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders. The issuance of junior preferred stock is authorized pursuant to our shareholder rights plan.

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
Hospitality
We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.5 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located. All existing hotel properties secure our $1.0 billion credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
For further discussion of legal proceedings, see Note 12 of our consolidated financial statements included herein.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2008		2007
	High	Low	High	Low
First Quarter	$41.00	$25.89	$56.99	$49.78
Second Quarter	33.13	23.12	57.57	52.51
Third Quarter	36.27	19.30	59.89	48.47
Fourth Quarter	31.54	5.27	56.10	37.64
There were approximately 2,700 record holders of our common stock as of January 30, 2009. The closing price for our stock on January 30, 2009 was $10.60.
We did not pay dividends on our common stock during the 2008 or 2007 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.
During the first quarter of the year ended December 31, 2008, we repurchased 656,700 shares of our common stock at a weighted average purchase price of $30.42 per share.
Item 6. Selected Financial Data
The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2006, 2005 and 2004 and for each of the two years in the period ended December 31, 2005 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2008		2007	2006	2005	2004
Income Statement Data:
Revenues:
Hospitality	$848,332		$669,743	$645,437	$576,927	$473,051
Opry and Attractions	82,125		77,769	76,580	67,097	66,565
Corporate and Other	412		211	255	512	388

Total revenues	930,869		747,723	722,272	644,536	540,004

Operating expenses:
Operating costs	566,366		448,975	442,679	395,461	347,809
Selling, general and administrative	178,809		160,699	153,763	143,184	122,400
Preopening costs (1)	19,190		17,518	7,174	5,005	14,205
Impairment and other charges	19,264	(3)	—	—	—	1,212	(3)
Restructuring charges	—		—	—	—	196	(4)
Depreciation and amortization:
Hospitality	97,229		65,369	64,502	63,188	58,521
Opry and Attractions	4,894		5,500	5,663	5,347	5,215
Corporate and Other	7,651		6,480	4,903	4,049	4,737

Total depreciation and amortization	109,774		77,349	75,068	72,584	68,473

Total operating expenses	893,403		704,541	678,684	616,234	554,295

Operating income (loss):
Hospitality	124,828		110,126	99,080	72,684	43,525
Opry and Attractions	5,641		6,600	5,014	1,889	1,548
Corporate and Other	(54,549)		(56,026)	(53,332)	(41,266)	(43,751)
Preopening costs (1)	(19,190)		(17,518)	(7,174)	(5,005)	(14,205)
Impairment and other charges	(19,264	)(3)	—	—	—	(1,212	) (3)
Restructuring charges	—		—	—	—	(196	) (4)

Total operating income (loss)	37,466		43,182	43,588	28,302	(14,291)
Interest expense, net of amounts capitalized	(64,069)		(38,536)	(72,473)	(73,249)	(55,042)
Interest income	12,689		3,234	2,088	1,787	1,448
Unrealized gain (loss) on Viacom stock and CBS stock	—		6,358	38,337	(41,554)	(87,914)
Unrealized gain (loss) on derivatives, net	—		3,121	(16,618)	35,705	56,533
(Loss) income from unconsolidated companies	(746)		964	10,565	2,169	3,825
Gain on extinguishment of debt	19,862	(5)	—	—	—	—
Other gains and (losses)	453		146,330 (6)	3,280	5,938	2,859

Income (loss) from continuing operations before income taxes	5,655		164,653	8,767	(40,902)	(92,582)
Provision (benefit) for income taxes	1,046		62,665	3,989	(10,832)	(34,763)

Income (loss) from continuing operations	4,609		101,988	4,778	(30,070)	(57,819)

(Loss) income from discontinued operations, net of taxes (2)	(245)		9,923	(84,213)	(3,880)	4,181

Net income (loss)	$4,364		$111,911	$(79,435)	$(33,950)	$(53,638)

Income (Loss) Per Share:
Income (loss) from continuing operations	$0.11		$2.49	$0.12	$(0.75)	$(1.46)
Income (loss) from discontinued operations, net of taxes	—		0.24	(2.08)	(0.10)	0.11

Net income (loss)	$0.11		$2.73	$(1.96)	$(0.85)	$(1.35)

Income (Loss) Per Share — Assuming Dilution:
Income (loss) from continuing operations	$0.11		$2.41	$0.11	$(0.75)	$(1.46)
Income (loss) from discontinued operations, net of taxes	—		0.24	(2.02)	(0.10)	0.11

Net income (loss)	$0.11		$2.65	$(1.91)	$(0.85)	$(1.35)

	As of December 31,
	2008		2007		2006		2005		2004
Balance Sheet Data:
Total assets	$2,560,379		$2,348,504	(7)	$2,632,510	(7)	$2,532,590	(7)	$2,521,045	(7)
Total debt	1,262,901	(8)	981,100	(8)	755,553	(8)	599,067	(8)	576,409	(8)
Secured forward exchange contract	—		—	(7)	613,054	(7)	613,054	(7)	613,054	(7)
Total stockholders’ equity	903,219		941,492		798,026		848,567		869,601

(1)	Preopening costs are related to the Gaylord Texan and Gaylord National, as well as the rooms renovation program at Gaylord Opryland. Gaylord Texan opened in April 2004, Gaylord National opened in April 2008, and the Opryland rooms renovation program was completed in February 2008.

(2)	In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with the provisions of SFAS 144, we have presented the operating results and financial position of the following businesses as discontinued operations for all periods presented: ResortQuest; WSM-FM and WWTN(FM); Word Entertainment; Acuff-Rose Music Publishing; GET Management, our artist management business; Oklahoma RedHawks; our international cable networks; the businesses sold to affiliates of The Oklahoma Publishing Company consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company; and our water taxis.

(3)	As described more fully in “Operating Results – Impairment and other charges” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the second quarter of 2008, we recorded an impairment charge of $12.0 million related to the termination of our agreement to purchase the Westin La Cantera Resort, located in San Antonio, Texas. In the fourth quarter of 2008, we recorded an impairment charge of $4.7 million related to our decision to terminate our plans to develop a resort and convention hotel in Chula Vista, California. In the fourth quarter of 2008, we incurred a $2.5 million impairment charge to write off our investment in Waipouli Holdings, LLC.

(4)	Related primarily to employee severance and contract termination costs.

(5)	During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8.00% senior notes and $17.3 million of 6.75% senior notes) for $25.6 million. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $19.9 million as a result of the repurchase.

(6)	On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash and recognized a pre-tax gain of $140.3 million on the sale.

(7)	In 1999 we recognized a pretax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock, which was later converted into 11,003,000 shares of Viacom Class B common stock, $4.2 million of cash and other consideration. During 2000, we entered into a seven-year secured forward exchange contract (“SFEC”) for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom Class B common stock. We exchanged the 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006. During May 2007, the SFEC matured and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet during the second quarter of 2007. The CBS Stock and Viacom Stock were included in total assets at their market values of $394.9 million, $356.6 million, and $400.4 million at December 31, 2006, 2005, and 2004, respectively. Prepaid interest related to the secured forward exchange contract of $10.5 million, $37.3 million, and $64.3 million, was included in total assets at December 31, 2006, 2005, and 2004, respectively.

(8)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In recent quarters, we have experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups and increased cancellation and attrition levels. We believe that corporate customers in particular are delaying meetings and events and seeking to minimize spending. While we have re-focused our marketing efforts on booking rooms in 2009 and 2010, rather than later years, there can be no assurance that we can achieve acceptable occupancy and revenue levels during continued periods of economic distress, in light of decreased demand. We cannot predict when or if hospitality demand and spending will return to favorable levels, but we anticipate that our future financial results and growth will be further harmed if the economic slowdown continues for a significant period or becomes worse.
In addition, as more fully described below in “Factors and Trends Contributing to Operating Performance” we have experienced an increase in groups not fulfilling the minimum number of room nights originally contracted for, or rooms attrition. We believe that our contracts with our group customers (which generally require minimum levels of rooms revenue and banquet and catering revenues) provide a level of protection against the effects of these increased levels of attrition. There can be no assurance, however, that a prolonged recession in the national economy would not have a continuing adverse effect on our results of operations.
See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties the Company faces.
Recent Events
Termination of Purchase Agreement for Westin La Cantera Resort. As more fully discussed below, on April 15, 2008, we terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas (the “La Cantera Resort”) on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, we forfeited a $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Refinancing of $1.0 Billion Credit Facility. On July 28, 2008, we announced that we entered into a new $1.0 billion senior secured credit facility that will be available to fund our business plan. See “Liquidity and Capital Resources — Principal Debt Agreements” below for a complete description of the terms of the new $1.0 billion senior secured credit facility.
Potential Development in Mesa, Arizona. On September 3, 2008, we announced that we entered into a land purchase agreement with DMB to create a resort and convention hotel at the Mesa Proving Grounds in Mesa, Arizona, which is located approximately 30 miles from downtown Phoenix. The DMB development is planned to host an urban environment that features a Gaylord resort property, a Westcor retail development, a golf course designed by Tom Fazio, Class-A office space, first class residential offerings and significant other mixed-use components. Gaylord’s purchase agreement includes the purchase of 100 acres of real estate within the 3,200-acre Proving Grounds. The Gaylord project is contingent on the finalization of entitlements and incentives and final approval by Gaylord’s board of directors. We made an initial deposit of a portion of the land purchase price upon execution of the agreement with DMB, and additional deposit amounts are due upon the occurrence of various development milestones, including required governmental approvals of the entitlements and incentives. These deposits are refundable to us upon a termination of the agreement with DMB during a specified due diligence period, except in the event of a breach of the agreement by us. The timing of this development is uncertain, and we have not made any financing plans or, except as described above, made any commitments in connection with the proposed development.
Termination of Potential Development in Chula Vista, California. On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with us, outlining the general terms of our development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties extended the termination date for the non-binding letter of intent to December 31, 2008. On November 17, 2008, we announced that we had terminated our plans to develop a resort and convention hotel in Chula Vista due to prolonged planning and approval processes, a complicated regulatory and legal structure, and excessive off-site infrastructure costs. As a result, we incurred a non-cash impairment charge of approximately $4.7 million during the year-ended December 31, 2008 to write-off costs that were capitalized in connection with the Chula Vista project.
Construction and Opening of Gaylord National. Our Gaylord National Resort and Convention Center (located in the Washington D.C. area) was substantially completed and opened in April 2008. The project was originally planned to include a 1,500 room hotel; however, we expanded the planned hotel to a total of 2,000 rooms. We entered into commitments for various expenditures in connection with our Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. We entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. The agreement with the general contractor (the Perini/Tompkins Joint Venture) was with our wholly-owned subsidiary, Gaylord National, LLC, and provided for the construction of the Gaylord National hotel. On December 23, 2008, we entered into Amendment Number 33 (the “Final Settlement Agreement”) with the general contractor relating to these construction agreements. The Final Settlement Agreement established a final contract amount owed to the general contractor of $845 million, which was approximately $20 million less than the amount we had accrued for capital expenditures in our consolidated balance sheet as of September 30, 2008. This difference was recorded as an adjustment between accrued liabilities and property and equipment in the consolidated balance sheet during the fourth quarter of 2008. The settlement, which entailed a final cash payment of approximately $40 million to the general contractor prior to the end of 2008, resolves all claims between us and the general contractor and will enable us to avoid further litigation. The general contractor has agreed to fully indemnify (except for certain limitations arising out of any allegation of independent tortious conduct on our part) us from all subcontractor actions in connection with the project. Including the cost of the Final Settlement Agreement, as well as the cost of land, architecture and consulting services, furnishings and fixtures, subcontractors and other items, the final cost of the Gaylord National project was approximately $1,050 million (excluding $66.1 million of capitalized interest and $48.6 million in preopening costs). These construction costs exceeded our initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) our 500-room expansion and related additional meeting space and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) other enhancements to the project design.
In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by the County in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to us upon substantial completion and opening of the Gaylord National on April 2, 2008. We are currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, we recorded a note receivable and offset to property and equipment in the amount of $150.4 million. We also recorded interest income of $11.3 million during the year ended December 31, 2008 related to these bonds.
Repurchase of Senior Notes. During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8.00% senior notes and $17.3 million of 6.75% senior notes) for $25.6 million, reducing our leverage and lowering the total amount of our indebtedness at a favorable price. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $19.9 million as a result of the repurchase, which is recorded as a gain on extinguishment of debt in the accompanying financial information.
During January and February, 2009, we repurchased $43.8 million in aggregate principal amount of our outstanding senior notes ($33.8 million of 8% Senior Notes and $10.0 million of 6.75% Senior Notes) for $33.1 million. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $11.0 million as a result of the repurchase, which will be recorded as a gain on extinguishment of debt in our consolidated statement of operations in the first quarter of 2009. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Development Update
We have invested heavily in our operations in the years ended December 31, 2008, 2007, and 2006, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, continued improvements of the Gaylord

Opryland, and the construction of the Gaylord National beginning in 2005 and continuing in 2006, 2007 and 2008. Our investments in 2009 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties. We have determined that we will not make significant capital expenditures for new or existing properties until our expectations concerning the overall economy and hotel occupancy have stabilized.
As described above in “Recent Events”, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
We are also considering expansions at Gaylord Opryland, Gaylord Texan, and Gaylord Palms, as well as other potential hotel sites throughout the country. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy and availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), as well as our ownership interests in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses and, prior to May 31, 2007, our ownership interests in certain entities.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2008	2007	2006

Hospitality	91%	90%	89%
Opry and Attractions	9%	10%	11%
Corporate and Other	0%	0%	0%
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
Key Performance Indicators
The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:
•	hotel occupancy (volume indicator);

•	average daily rate (“ADR”) (price indicator);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period);

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period); and

•	Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations).
We recognize Hospitality segment revenue from rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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
Summary Financial Results
The following table summarizes our financial results for the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages and per share data):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$930,869	24.49%	$747,723	3.52%	$722,272
Total operating expenses	893,403	26.81%	704,541	3.81%	678,684
Operating income	37,466	-13.24%	43,182	-0.93%	43,588
Net income (loss)	4,364	-96.10%	111,911	240.88%	(79,435)
Net income (loss) per share — fully diluted	0.11	-95.85%	2.65	238.74%	(1.91)
2008 Results As Compared to 2007 Results
The increase in our total revenues and total operating expenses in the year ended December 31, 2008, as compared to the same period in 2007, was due primarily to increased Hospitality segment revenues and operating expenses, as more fully described below.
These increased Hospitality segment revenues and operating expenses, combined with $19.3 million in impairment and other charges described below, resulted in operating income of $37.5 million for 2008, as compared to operating income of $43.2 million in 2007.
Our net income was $4.4 million in 2008, as compared to $111.9 million in 2007, due to our operating income described above and the following factors, each as described more fully below:
•	Other gains and losses of $0.5 million in 2008, as compared to $146.3 million in 2007, primarily relating to the one-time gain of $140.3 million on the sale of our interest in Bass Pro Group, LLC we recognized in 2007, which served to reduce our net income by $145.8 million in 2008 as compared to 2007.

•	A provision for income taxes of $1.0 million in 2008, as compared to a provision for income taxes of $62.7 million in 2007, described below, which served to increase our net income by $61.7 million in 2008 as compared to 2007.

•	Interest expense of $64.1 million in 2008, as compared to interest expense of $38.5 million in 2007, primarily due to a $26.0 million decrease in capitalized interest as a result of the construction of Gaylord National, described below, which served to reduce our net income by $25.6 million in 2008 as compared to 2007.

•	A gain of $19.9 million on the repurchase of a portion of our Senior Notes in 2008, which served to increase our net income in 2008 as compared to 2007.

•	A loss on discontinued operations, net of taxes, of $0.2 million in 2008, as compared to a gain on discontinued operations, net of taxes, of $9.9 million in 2007, related primarily to the operations and disposition of our ResortQuest business, which served to decrease our net income by $10.1 million in 2008 as compared to 2007.

•	Our previous investment in Viacom stock and CBS stock and the related secured forward exchange contract, which expired in 2007. As more fully described below, in 2007 we recognized an unrealized gain on our investment in Viacom and CBS stock of $6.4 million, and we recognized an unrealized gain on derivatives of $3.1 million in 2007. Due to the elimination of these items in 2007, our net income decreased by $9.5 million in 2008 as compared to 2007.

•	Interest income of $12.7 million in 2008, as compared to interest income of $3.2 million in 2007, primarily related to our receipt of the Gaylord National bonds in 2008 described below, which served to increase our net income by $9.5 million in 2008 as compared to 2007.
2007 Results As Compared to 2006 Results
The increase in our total revenues and total operating expenses in the year ended December 31, 2007, as compared to the same period in 2006, was due primarily to increased Hospitality operating segment revenues and operating expenses, as more fully described below.
These increased revenues and operating expenses, combined with a $10.3 million increase in preopening costs described below, resulted in operating income of $43.2 million for 2007, as compared to operating income of $43.6 million in the same period in 2006. Despite our stable operating income in 2007, as compared to 2006, our net income increased $191.3 million in 2007 (as compared to 2006) due to the following factors, each as described more fully below:
•	Other gains and losses of $146.3 million in 2007, as compared to other gains and losses of $3.3 million in 2006, primarily relating to the gain on the sale of our interest in Bass Pro Group, LLC, which served to increase our net income by $143.0 million in 2007 as compared to 2006.

•	A gain on discontinued operations, net of taxes, of $9.9 million in 2007, as compared to a loss on discontinued operations, net of taxes, of $84.2 million in 2006, related primarily to the operations and disposition of our ResortQuest business, which served to increase our net income by $94.1 million in 2007 as compared to 2006.

•	Interest expense of $38.5 million in 2007, as compared to interest expense of $72.5 million in 2006, primarily as a result of increased capitalized interest during 2007, which served to increase our net income by $34.0 million in 2007 as compared to 2006.

•	A provision for income taxes of $62.7 million in 2007, as compared to a provision for income taxes of $4.0 million in 2006, which served to decrease our net income by $58.7 million in 2007 as compared to 2006.

•	The recognition of a net unrealized gain on our investment in Viacom and CBS stock and the related secured forward exchange contract of $9.5 million in 2007, as compared to a net unrealized gain of $21.7 million in 2006, which served to reduce our net income by $12.2 million in 2007 as compared to 2006.

Factors and Trends Contributing to Operating Performance in 2008 Compared to 2007
The most important factors and trends contributing to our operating performance in 2008 as compared to 2007 have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $169.2 million for the year ended December 31, 2008), operating expenses (operating expenses of $136.4 million for the year ended December 31, 2008) and depreciation expense (depreciation expense of $23.9 million for the year ended December 31, 2008) associated with the Gaylord National.

•	Decreased same-store occupancy levels (a decrease of 3.0 percentage points for the year ended December 31, 2008 as compared to the same period in 2007) resulting from lower levels of group business during 2008, combined with increased same-store ADR during this period (an increase of 2.6% for the year ended December 31, 2008 as compared to the same period in 2007) resulting from higher-rated group business. This combination resulted in slightly decreased same-store RevPAR and Total RevPAR for the year ended December 31, 2008, as compared to the same period in 2007.

•	Increased attrition levels for the year ended December 31, 2008, as compared to the same period in 2007, decreased our operating income, same-store RevPAR and same-store Total RevPAR. Same-store attrition for 2008 was 11.3 percent, compared to 8.4 percent for 2007. These increased attrition levels were more pronounced in the fourth quarter, as same-store attrition levels increased to 14.1 percent in the fourth quarter of 2008, from 9.7 percent in the fourth quarter of 2007.

•	Increased preopening costs for the year ended December 31, 2008, as compared to the same period in 2007, associated with the opening of the Gaylord National, described more fully below, which decreased our operating income as compared to the same period in 2007.

•	Impairment charges of $19.3 million, described below, which decreased our operating income for the year ended December 31, 2008, as compared to the same period in 2007.
Factors and Trends Contributing to Operating Performance in 2007 Compared to 2006
The most important factors and trends contributing to our operating performance in 2007 as compared to 2006 have been:
•	Increased Hospitality segment ADR and relatively stable occupancy rates in 2007 as compared to 2006, which led to the increased Hospitality segment revenues we experienced.

•	Increased revenues associated with banquet and catering and other ancillary services revenue at our hotels for 2007 as compared to 2006, which positively impacted Hospitality Total RevPAR.

•	Increased preopening costs for 2007 associated primarily with construction of the Gaylord National, described more fully below, which decreased our operating income as compared to 2006.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Hospitality revenue (1)	$848,332	26.67%	$669,743	3.77%	$645,437
Hospitality operating expenses:
Operating costs	503,599	28.25%	392,655	1.77%	385,824
Selling, general and administrative	122,676	20.75%	101,593	5.79%	96,031
Depreciation and amortization	97,229	48.74%	65,369	1.34%	64,502

Total Hospitality operating expenses	723,504	29.29%	559,617	2.43%	546,357

Hospitality operating income (2)	$124,828	13.35%	$110,126	11.15%	$99,080

Hospitality performance metrics:
Occupancy (6)	72.1%	-7.21%	77.7%	-0.38%	78.0%
ADR	$171.47	6.54%	$160.94	3.83%	$155.01
RevPAR (3) (6)	$123.70	-1.14%	$125.13	3.47%	$120.93
Total RevPAR (4) (6)	$305.78	-0.56%	$307.49	5.14%	$292.47
Net Definite Room Nights Booked (5)	1,620,000	-17.77%	1,970,000	17.96%	1,670,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented.

(2)	Hospitality operating income does not include the effect of preopening costs and impairment charges. See the discussion of preopening costs and impairment charges set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 460,000, 405,000 and 347,000 room nights for the years ended December 31, 2008, 2007 and 2006, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked for the year ended December 31, 2008 includes approximately 200,000 room nights related to the proposed hotel expansions.

(6)	Excludes 5,171, 48,752, and 20,048 room nights that were taken out of service during the years ended December 31, 2008, 2007 and 2006, respectively, as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008. Also excludes 1,408 room nights that were not in service during the year ended December 31, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.
The increase in total Hospitality segment revenue for the year ended December 31, 2008, as compared to the same period in 2007, was due primarily to the opening of the Gaylord National in April 2008. Same-store Hospitality segment revenue in the year ended December 31, 2008, as compared to the same period in 2007, increased slightly due to increased ADR and increased collection of attrition and cancellation fees, although the impact of these items was partially offset by lower same-store occupancy levels.
The increase in total Hospitality segment revenue and RevPAR for the year ended December 31, 2007, as compared to the same period in 2006, was due primarily to the increase in ADR combined with relatively stable system-wide occupancy rates at each property, described below. Additionally, improved system-wide catering and other ancillary revenues served to supplement the impact of the improved RevPAR upon our Total RevPAR in 2007 as compared to 2006, as described more fully below.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for the year-ended December 31, 2008, as compared to the same period in 2007, is primarily due to the opening of the Gaylord National. The increase in Hospitality operating expenses for the year ended December 31, 2007, as compared to 2006, is attributable to an increase in Hospitality segment operating costs, Hospitality segment selling, general and administrative expenses and Hospitality segment depreciation and amortization expense, each as described more fully below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased for the year ended December 31, 2008, as compared to the same period in 2007, primarily due to the opening of the Gaylord National. Hospitality operating costs increased in 2007, as compared to 2006, due to the increased costs associated with the increased revenues described above. Operating costs at Gaylord Texan, described more fully below, were a primary driver of this increase.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased for the year ended December 31, 2008, as compared to the same period in 2007, due primarily to the opening of Gaylord National. Same-store Hospitality selling, general and administrative expenses decreased slightly during 2008 primarily as a result of continued focus on cost control. Total Hospitality segment selling, general and administrative expenses increased in the year ended December 31, 2007, as compared to the same period in 2006, primarily due to increases at Gaylord Opryland and at Gaylord Texan, as described below.
Hospitality depreciation and amortization expense increased for the year-ended December 31, 2008, as compared to the same period in 2007, due to the opening of the Gaylord National and the related fixed assets put in use. Hospitality depreciation and amortization expense remained relatively stable for the year ended December 31, 2007, as compared to the same period in 2006.
Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the years ended December 31, 2008, 2007 and 2006:
Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$296,666	3.7%	$286,021	1.7%	$281,224
Operating expense data:
Operating costs	174,927	1.2%	172,908	0.2%	172,627
Selling, general and administrative	37,692	-10.0%	41,873	9.4%	38,273
Hospitality performance metrics:
Occupancy (1)	75.9%	-5.4%	80.2%	-0.9%	80.9%
ADR	$157.30	3.8%	$151.50	3.9%	$145.87
RevPAR (1)	$119.32	-1.9%	$121.57	3.0%	$118.06
Total RevPAR (1)	$282.90	-0.8%	$285.22	4.6%	$272.63

(1)	Excludes 5,171, 48,752, and 20,048 room nights that were taken out of service during the years ended December 31, 2008, 2007 and 2006, respectively, as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008.
The increase in Gaylord Opryland revenue in the year ended December 31, 2008, as compared to the same period in 2007, was primarily due to a combination of a higher ADR and increased collection of attrition and cancellation fees. The increased ADR was due to a shift toward more corporate business groups with higher room rates. These increases were partially offset by lower occupancy rates.
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
Operating costs at Gaylord Opryland in 2008, as compared to 2007, as well as 2007, as compared to 2006, remained relatively stable.
Selling, general and administrative expenses at Gaylord Opryland decreased in 2008, as compared to 2007, primarily due to lower incentive compensation expense and cost control measures in the current year. In addition, the 2007 period was impacted by a one-time charge incurred by Gaylord Opryland in 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court. These decreases in selling, general and administrative expenses were partially offset by an increase in bad debt expense associated with the write-down of a receivable from a large convention customer in 2008. The increase in selling, general and administrative expenses at Gaylord Opryland in 2007, as compared to 2006, was primarily due to the early lease termination during 2007.
Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$180,777	-0.6%	$181,826	2.9%	$176,634
Operating expense data:
Operating costs	102,011	-1.4%	103,453	2.2%	101,257
Selling, general and administrative	32,528	1.2%	32,154	0.3%	32,055
Hospitality performance metrics:
Occupancy	77.2%	0.1%	77.1%	0.1%	77.0%
ADR	$178.42	-1.2%	$180.52	2.6%	$175.90
RevPAR	$137.71	-1.1%	$139.18	2.8%	$135.42
Total RevPAR	$350.75	-1.0%	$354.30	2.9%	$344.19
Revenue decreased slightly at Gaylord Palms in the year ended December 31, 2008, as compared to the same period in 2007, due to lower ADR and lower banquet revenue, both primarily due to a decrease in corporate business groups and a shift in customer mix toward more transient business with lower nightly room rates and less outside the room spending. This decrease was partially offset by increased collection of attrition and cancellation payments.
The increase in Gaylord Palms revenue and RevPAR in the year ended December 31, 2007, as compared to the same period in 2006, was due to a combination of relatively stable occupancy rates and a higher ADR, due to a stable volume of group business and higher nightly room rates paid by guests (as compared to the prior period). Improved food and beverage and other ancillary revenues, driven primarily by the increased occupancy, served to further increase the hotel’s Total RevPAR in 2007.
Operating costs at Gaylord Palms decreased slightly in the year ended December 31, 2008, as compared to the same period in 2007, primarily as a result of decreased costs associated with the decrease in banquet revenue, as well as cost control measures in the current year. Operating costs at Gaylord Palms in the year ended December 31, 2007, as compared to 2006, increased due to increases in variable expenses at the hotel, including expenses associated with servicing the increased occupancy and food and beverage revenues during the periods.
The hotel’s selling, general and administrative expenses for the years ended December 31, 2008 and 2007, as compared to the same periods in 2007 and 2006, respectively, remained comparable, as administrative costs remained steady.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$192,706	0.0%	$192,777	7.9%	$178,641
Operating expense data:
Operating costs	113,091	0.7%	112,333	4.3%	107,734
Selling, general and administrative	23,770	-6.4%	25,391	6.3%	23,887
Hospitality performance metrics:
Occupancy	72.0%	-3.9%	74.9%	0.7%	74.4%
ADR	$178.88	3.4%	$172.92	4.2%	$165.99
RevPAR	$128.77	-0.6%	$129.55	4.9%	$123.50
Total RevPAR	$348.46	-0.3%	$349.54	7.9%	$323.91
Revenue at Gaylord Texan remained stable in the year ended December 31, 2008, as compared to the same period in 2007. Lower occupancy due to lower group business and decreased banquet revenue during 2008 was offset by increased ADR, as a result of higher resort fees, increased revenues from the hotel’s ICE! holiday exhibit, and higher collection of attrition and cancellation fees.
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
Operating costs at the Gaylord Texan remained relatively stable in the year ended December 31, 2008, as compared to the same period in 2007. The increase in operating costs at the Gaylord Texan in the year ended December 31, 2007, as compared to the same period in 2006, is due to the increased costs necessary to serve the increased ancillary revenues, including a full year of costs associated with the Glass Cactus, described above.
The decrease in selling, general and administrative expense at the Gaylord Texan for the year ended December 31, 2008, as compared to the same period in 2007, was due primarily to a decrease in incentive compensation and rental expenses. The increase in the hotel’s selling, general and administrative expense for the year ended December 31, 2007, as compared to the same period in 2006, was due primarily to increased selling and marketing expenses.

Gaylord National Results. The results of Gaylord National from the date it commenced normal operations in early April 2008 to December 31, 2008 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2008	2007	2006

Total revenues	$169,224	n/a	n/a
Operating expense data:
Operating costs	109,629	n/a	n/a
Selling, general and administrative	26,750	n/a	n/a
Hospitality performance metrics:
Occupancy (1)	61.6%	n/a	n/a
ADR	$202.72	n/a	n/a
RevPAR (1)	$124.84	n/a	n/a
Total RevPAR (1)	$309.09	n/a	n/a

(1)	Excludes 1,408 room nights that were not in service during the year ended December 31, 2008 as these rooms were not released from construction on the date Gaylord National commenced normal operations.
Opry and Attractions Segment
The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$82,125	5.6%	$77,769	1.6%	$76,580
Operating expense data:
Operating costs	52,908	11.6%	47,422	-1.1%	47,944
Selling, general and administrative	18,682	2.4%	18,247	1.6%	17,959
Depreciation and amortization	4,894	-11.0%	5,500	-2.9%	5,663

Operating income	$5,641	-14.5%	$6,600	31.6%	$5,014

Opry and Attractions segment revenues increased in the year ended December 31, 2008, as compared to the same period in 2007, due primarily to an increase in revenues at our Corporate Magic corporate event planning business, as it produced more large corporate events in 2008 compared to 2007, as well as a slight increase in revenues for the Grand Ole Opry. Opry and Attractions segment revenues for the year ended December 31, 2007, as compared to the same period in 2006, increased due to higher revenues at the Grand Ole Opry and Wildhorse Saloon during the year-ended December 31, 2007 as compared to the same period in 2006. These higher revenues were partially offset by lower revenues at our Corporate Magic corporate event planning business, as it produced fewer large corporate events in 2007 compared to 2006.
Opry and Attractions operating costs increased in the year ended December 31, 2008, as compared to the same period in 2007, due primarily to increased variable expenses at our Corporate Magic business and the Grand Ole Opry associated with the increased revenues described above. Opry and Attractions operating costs for the year ended December 31, 2007, as compared to the prior period in 2006, decreased slightly due in part to the reduction in operating costs at Corporate Magic associated with the reduced number of events produced as described above.
Opry and Attractions selling, general and administrative costs remained relatively stable in the years ended December 31, 2008 and 2007, as compared to the same periods in 2007 and 2006, respectively.

Corporate and Other Segment
The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2008, 2007 and 2006 (in thousands, except percentages):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Total revenues	$412	95.3%	$211	-17.3%	$255
Operating expense data:
Operating costs	9,859	10.8%	8,898	-0.2%	8,918
Selling, general and administrative	37,451	-8.3%	40,859	2.7%	39,766
Depreciation and amortization	7,651	18.1%	6,480	32.2%	4,903

Operating loss (1)	$(54,549)	2.6%	$(56,026)	-5.1%	$(53,332)

(1)	Corporate and Other segment operating loss does not include the effect of impairment charges. See the discussion of impairment and other charges set forth below.
Corporate and Other group revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased during the year ended December 31, 2008, as compared to the same period in 2007, due primarily to increased software and hardware maintenance and consulting costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the year ended December 31, 2008, as compared to the same period in 2007, due primarily to a decrease in incentive compensation costs and pension costs, partially offset by an increase in consulting costs associated with a company-wide cost structure analysis and performance optimization project. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased in the year ended December 31, 2008, as compared to the same period in 2007, due to additional capitalized software costs placed in service.
Corporate and Other operating costs were stable in the year ended December 31, 2007, as compared to the same period in 2006. Corporate and Other selling, general and administrative expenses increased in the year ended December 31, 2007, as compared to the same period in 2006, due primarily to increased employment costs and consulting costs to support the company’s growth initiatives. Corporate and Other depreciation and amortization expense increased in the year ended December 31, 2007, as compared to the same period in 2006, due to the purchase of a new corporate aircraft and additional information technology equipment and software.
Operating Results - Preopening costs
In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs for the years ended December 31, 2008 and 2007 were $19.1 million and $17.5 million, respectively, the majority of which were related to the construction of the Gaylord National, which opened in April 2008.
Preopening costs for the year ended December 31, 2006 were $7.2 million, of which $6.4 million was related to the construction of the Gaylord National and $0.8 million was related to the construction of the new Glass Cactus entertainment complex at the Gaylord Texan.
Operating Results — Impairment and other charges
Termination of Purchase Agreement for Westin La Cantera Resort. On January 21, 2008, we entered into an amendment (the “Amendment”) with Sellers to the Purchase Agreement to acquire the assets related to the La Cantera Resort in San Antonio, Texas. The Amendment extended the closing date under the Purchase Agreement to April 30, 2008 (prior to the Amendment, the closing date was scheduled to occur no later than January 31, 2008). The Amendment also provided that the $10.0 million deposit (the “Deposit”) previously paid by us to an escrow agent under the Purchase Agreement would be released to Sellers, and that the Deposit would be non-refundable to us except in connection with the voluntary and intentional default by Sellers in their obligations to be performed on the closing date.
The Amendment conditioned the closing of the transactions under the Purchase Agreement on us arranging financing satisfactory to us in our sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, we terminated the Purchase Agreement on the basis that we did not obtain financing satisfactory to us and therefore forfeited the $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million during 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Termination of Potential Development in Chula Vista, California. On November 17, 2008, we announced that we had terminated our plans to develop a resort and convention hotel in Chula Vista, due to prolonged planning and approval processes, a complicated regulatory and legal structure, and excessive off-site infrastructure costs. During the year ended December 31, 2008, we incurred a non-cash impairment charge of approximately $4.7 million to write-off costs that were capitalized in connection with the Chula Vista project.
Investment in Waipouli Holdings, LLC. Through a joint venture arrangement, we hold an 18.1% ownership interest in Waipouli Holdings, LLC, which, through a wholly-owned subsidiary, owns the ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa, Hawaii (“the Kauai Hotel”). During the fourth quarter of 2008, we determined that we would not be able to recover our investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures”, we recorded an impairment charge of $2.5 million during 2008 to write off our investment balance and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.
Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Interest expense, net of amounts capitalized	$(64,069)	-66.3%	$(38,536)	46.8%	$(72,473)
Interest income	12,689	292.4%	3,234	54.9%	2,088
Unrealized gain on Viacom stock and derivatives, net	—	-100.0%	9,479	-56.4%	21,719
(Loss) income from unconsolidated companies	(746)	-177.4%	964	-90.9%	10,565
Gain on extinguishment of debt	19,862	100.0%	—	0.0%	—
Other gains and (losses)	453	-99.7%	146,330	4361.3%	3,280
Provision for income taxes	1,046	-98.3%	62,665	1470.9%	3,989
(Loss) gain from discontinued operations, net of taxes	(245)	-102.5%	9,923	111.8%	(84,213)
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $25.5 million to $64.1 million (net of capitalized interest of $16.4 million) in 2008 as compared to 2007, due primarily to a $26.0 million decrease in capitalized interest as a result of the construction of Gaylord National, and the impact of higher average debt balances during 2008. These increases were partially offset by the impact of the maturity of the secured forward exchange contract, which is further described below. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 6.5% in 2008 as compared to 7.3% in 2007.
Interest expense, net of amounts capitalized, decreased $34.0 million to $38.5 million (net of capitalized interest of $42.3 million) in 2007 as compared to 2006, due primarily to a $32.3 million increase in capitalized interest and the maturity of the secured forward exchange contract, which is further described below, the effects of which were partially offset by the impact of higher average debt balances during 2007 and the write-off of $1.2 million in deferred financing costs in connection with the refinancing of our $600.0 million credit facility to increase the total capacity under that credit facility to $1.0 billion. Capitalized interest increased from $10.0 million during 2006 to $42.3 million during 2007 due to the construction of the Gaylord National. Our weighted average interest rate on our borrowings, including the interest expense associated with the secured forward exchange contract but excluding the write-off of deferred financing costs during the period, was 7.3% in 2007 as compared to 6.5% in 2006.
As further discussed in Note 8 to our consolidated financial statements for the year ended December 31, 2008 included herewith, the secured forward exchange contract related to our Viacom Stock and CBS Stock investments resulted in non-cash interest expense of $10.5 million and $26.9 million for the years ended December 31, 2007 and 2006, respectively.
Interest Income
The increase in interest income during the year ended December 31, 2008, as compared to the same period in 2007, is primarily due to $11.3 million of interest income on the bonds that were received in April 2008 in connection with the development of Gaylord National, which included $9.4 million of interest that accrued on the bonds subsequent to their delivery to us and $1.9 million related to amortization of the discount on the bonds. The increase in interest income during the year ended December 31, 2007, as compared to the same period in 2006, is due to higher cash balances invested in interest-bearing accounts and increased interest rates.
Unrealized Gain (Loss) on Viacom and CBS Stock and Derivatives, Net
Prior to May 2007, we held a secured forward exchange contract with an affiliate of Credit Suisse with respect to our investment in Viacom Stock and CBS Stock. In May 2007, the secured forward exchange contract matured, and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance sheet.
For the year-ended December 31, 2007, we recorded a net pretax gain of $6.4 million related to the increase in fair value of the Viacom stock and CBS stock and a net pretax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract.
For the year ended December 31, 2006, we recorded net pretax gains of $38.3 million related to the increase in fair value of the Viacom stock and CBS stock and net pretax losses of $16.6 million related to the decrease in fair value of the derivatives associated with the secured forward exchange contract.
Income From Unconsolidated Companies
We account for our minority investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the ResortQuest Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2008, 2007 and 2006 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Years Ended December 31,
	2008	% Change	2007	% Change	2006

Bass Pro	$—	-100.0%	$1,694	-86.2%	$12,252
RHAC Holdings, LLC	334	854.3%	35	104.2%	(835)
Waipouli Holdings, LLC (1)	(1,080)	-41.2%	(765)	10.2%	(852)

Total	$(746)	-177.4%	$964	-90.9%	$10,565

(1)	Equity method loss for Waipouli Holdings, LLC for 2008 does not include the effect of an impairment charge. See the discussion of impairment and other charges set forth above.

Bass Pro. Prior to May 31, 2007, we owned 13.0% of Bass Pro Group, LLC, the owner of the Bass Pro, Inc., Tracker Marine Boats and Big Cedar Lodge businesses. On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. We recognized a pre-tax gain of $140.3 million from the sale of our interest in Bass Pro Group, LLC, which is recorded in other gains and losses as described below. We recorded equity method income from our investment in Bass Pro prior to the date of sale as shown above.
RHAC Holdings, LLC (ResortQuest Waikiki Beach Hotel). Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), we hold a 19.9% ownership interest in RHAC Holdings, LLC, which we acquired in 2005 in exchange for an initial capital contribution of $4.7 million to RHAC Holdings, LLC. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room ResortQuest Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require our approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned) manages the hotel under a 20-year hotel management agreement from RHAC, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan.
Waipouli Holdings, LLC (ResortQuest Kauai Beach at Makaiwa Hotel). Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), we hold an 18.1% ownership interest in Waipouli Holdings, LLC, which we acquired in 2006 in exchange for an initial capital contribution of $3.8 million to Waipouli Holdings, LLC. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room Kauai Hotel. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions of Waipouli Holdings, LLC initiated by RREEF require our approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned) manages the hotel under a five-year hotel management agreement from Waipouli Owner, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner, LLC’s business plan.
As more fully discussed above in “Operating Results — Impairment and other charges,” we recognized a non-cash impairment charge of approximately $2.5 million during the year ended December 31, 2008 to write off our investment in Waipouli Holdings, LLC.
Gain on Extinguishment of Debt
During 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8.00% senior notes and $17.3 million of 6.75% senior notes) for $25.6 million. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $19.9 million as a result of the repurchase.
Other Gains and (Losses)
Our other gains and (losses) for the year ended December 31, 2008 primarily consisted of a $1.3 million gain from the termination of certain interest rate swaps in connection with the refinancing of our $1.0 Billion Credit Facility, partially offset by other miscellaneous income and expenses.
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

Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	0%	1%	-23%
Permanent items	-22%	0%	4%
Discontinued operations	0%	2%	27%
Other	5%	0%	3%

	18%	38%	46%

The decrease in our effective tax rate for the year ended December 31, 2008, as compared to our effective tax rate for the same period in 2007, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
The decrease in our effective tax rate for the year ended December 31, 2007, as compared to our effective tax rate for the same period in 2006, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflected the following businesses as discontinued operations in our financial results for the years ended December 31, 2008, 2007 and 2006, consistent with the provisions of SFAS 144. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.
ResortQuest. During the second quarter of 2007, in a continued effort to focus on our Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in our ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the year-ended December 31, 2007, we recognized a pretax gain of $50.0 million in discontinued operations in the accompanying consolidated statement of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii.
On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. We recognized a pretax loss of $59.5 million in discontinued operations in the accompanying consolidated statements of operations for the year-ended December 31, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year-ended December 31, 2007, of which $0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. We recorded pre-tax restructuring charges for employee severance benefits of $0.3 million for the year ended December 31, 2008.
We evaluated our goodwill and intangible assets with indefinite useful lives related to ResortQuest for impairment as of December 31, 2006 as described in Note 1 to the consolidated financial statements included herewith. In connection with this impairment test, we determined that the fair value of the ResortQuest trade name was less than its carrying value. As a result, we recorded an impairment charge of $12.1 million to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, we determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, we recorded an impairment charge of

$85.0 million to write down the carrying values of goodwill at the impaired reporting units to their implied fair values. In addition, during the fourth quarter of 2006, we indefinitely suspended the development of a new enterprise property management system for ResortQuest and determined that it was no longer probable that it would be completed and placed in service. Therefore, we recorded an impairment charge of $12.6 million to write off the system’s carrying value.
Also during 2006, we received $5.3 million in cash in full settlement of our claim under our business interruption insurance policies for profits lost by ResortQuest as a result of hurricanes Ivan, Dennis and Charley. We have recorded the net recovery of $4.9 million as revenue in the results of operations of businesses accounted for as discontinued operations presented below.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
REVENUES:
ResortQuest	$—	$91,229	$227,969

OPERATING LOSS:
ResortQuest	$(354)	$(4,460)	$(1,965)
Other	—	517	6
Impairment charges	—	—	(110,710)
Restructuring charges	(262)	(125)	(44)

Total operating loss	(616)	(4,068)	(112,713)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(4)	(17)	754
INTEREST INCOME	—	309	1,058
OTHER GAINS AND (LOSSES)
ResortQuest	159	(9,450)	6,074
Other	55	—	216

Total other gains and (losses)	214	(9,450)	6,290

Loss before benefit for income taxes	(406)	(13,226)	(104,611)
BENEFIT FOR INCOME TAXES	(161)	(23,149)	(20,398)

(Loss) income from discontinued operations	$(245)	$9,923	$(84,213)

Included in other gains and (losses) in the year-ended December 31, 2008 is miscellaneous income and expenses. Included in other gains and (losses) in the year ended December 31, 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of other miscellaneous income and expenses. Other gains and (losses) in 2006 are primarily comprised of a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible, gains and losses recognized on the resolution of various contingent items subsequent to the sale of certain ResortQuest markets, as well as gains and losses on the sales of fixed assets and other miscellaneous income and expense.
The benefit for income taxes for the year ended December 31, 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the write-off of taxable goodwill associated with the ResortQuest markets sold in this period.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2008, our net cash flows provided by our operating activities — continuing operations were $123.2 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax provision, interest expense, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $138.4 million, partially offset by unfavorable changes in working capital of approximately $15.1 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008, an increase in interest receivable associated with the Series A Bond and Series B Bond, and a decrease in accrued expenses related to the payment of prior year accrued compensation and a decrease in accrued incentive compensation. These unfavorable changes in working capital were partially offset by an increase in accrued interest as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, and an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
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
Cash Flows From Investing Activities. During 2008, our primary uses of funds and investing activities were the purchase of property and equipment totaling $395.2 million. Our capital expenditures during 2008 included construction at Gaylord National of $327.2 million, as well as $32.9 million at Gaylord Opryland, primarily to refurbish guestrooms and renovate certain food and beverage outlets.
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
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2008, our net cash flows provided by financing activities — continuing operations were $268.6 million, primarily reflecting $324.5 million in net borrowings under our credit facility, partially offset by the payment of $25.6 million to repurchase portions of our senior notes, the payment of $20.0 million to repurchase shares of our common stock and the payment of $10.8 million in deferred financing costs to refinance our $1.0 billion credit facility. During 2007, our net cash flows provided by financing activities — continuing operations were $231.7 million, reflecting $223.0 million in net borrowings under the $1.0 billion credit facility and $12.6 million in proceeds received from the exercise of stock options, partially offset by the payment of $4.0 million in deferred financing costs to refinance our $600.0 million credit facility. During 2006, our net cash flows provided by financing activities — continuing operations were $168.8 million, reflecting $155.0 million of borrowings under the $600.0 million credit facility and $13.0 million in proceeds received from the exercise of stock options.
Working Capital
As of December 31, 2008 we had total current assets of $108.6 million and total current liabilities of $173.0 million, which resulted in a working capital deficit of $64.4 million. A significant portion of our current liabilities consist of deferred revenues ($45.3 million at December 31, 2008), which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we anticipate investing in our operations during 2009 through ongoing maintenance capital expenditures for our existing properties, and certain start-up costs, such as design drawings, associated with our proposed development in Mesa, Arizona and the possible expansion that we are considering of our other existing hotel properties. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these expenditures. We will continue to evaluate these development projects and related financing alternatives in light of economic conditions and other factors. We are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions during 2009. As further discussed below, on July 25, 2008 we refinanced our $1.0 billion credit facility, which now matures on July 25, 2012.
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
As a result of the refinancing of the $1.0 Billion Credit Facility, as described below, we wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2008.
As of December 31, 2008, $722.5 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $10.3 million of letters of credit under the facility for us, which left $267.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
8% Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes bearing an interest rate of 8% (the “8% Senior Notes”). We have also entered into interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which results in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2008 at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering and subsequent registration of the 8% Senior Notes, we paid approximately $10.1 million in deferred financing costs. In addition, the 8% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 8% Senior Notes are cross-defaulted to our other indebtedness.
6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “6.75% Senior Notes”). The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, we paid approximately $4.2 million in deferred financing costs. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.
During 2008, we repurchased $28.5 million of our 8.00% Senior Notes and $17.3 million of our 6.75% Senior Notes for $25.6 million. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $19.9 million as a result of the repurchase. During January and February, 2009, we repurchased $33.8 million of our 8.00% Senior Notes and $10.0 million of our 6.75% Senior Notes for $33.1 million. After adjusting for accrued interest and deferred financing costs, we will record a pretax gain of $11.0 million as a result of the repurchase during the first quarter of 2009. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
As of December 31, 2008, we were in compliance with all covenants related to our outstanding debt.
Stock Repurchase Program
During the first quarter of the year ended December 31, 2008, we repurchased 656,700 shares of our common stock at a weighted average purchase price of $30.42 per share.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 6 to our consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $10.3 million of letters of credit as of December 31, 2008 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2008, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,251,659	$—	$—	$1,043,959	$207,700
Capital leases	3,007	904	1,821	282	—
Promissory note payable to Nashville Predators	2,000	1,000	1,000	—	—
Construction commitments	37,369	37,369	—	—	—
Operating leases (1)	664,274	6,757	11,377	8,755	637,385
Other	250	250	—	—	—

Total contractual obligations	$1,958,559	$46,280	$14,198	$1,052,996	$845,085

(1)	The total operating lease commitments of $664.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations, and promissory note payable to Nashville Predators. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2008, 2007 and 2006.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we can not make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $13.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
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
Revenue recognition. We recognize revenue from our hotel rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
Impairment of long-lived assets and goodwill. In accounting for our long-lived assets other than goodwill, we apply the provisions of SFAS 144. Under SFAS 144, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. During the fourth quarter of 2008, the market price per share of our common stock traded below its book value per share, which is a possible indicator that our long lived assets may not be recoverable. Our long-lived assets are primarily comprised of property and equipment assets at Gaylord Opryland, Gaylord Palms, Gaylord Texan, and Gaylord National. Therefore, in order to determine whether the carrying value of our long-lived assets was recoverable, we compared the carrying value of these hotels to their total future undiscounted cash flows and noted that their carrying value was recoverable from these cash flows. Based on the results of these impairment reviews, we concluded that our long-lived assets were not impaired, so no impairment charges on long-lived assets were recorded for the year ended December 31, 2008.
In accounting for goodwill and intangible assets, we apply the provisions of SFAS No. 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Our reporting units are determined in accordance with SFAS 142. We allocate goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. We estimate fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. At December 31, 2008, the carrying amount of the Company’s goodwill was $6.9 million and is associated with one reporting unit within its Opry and Attractions segment. The fair value of this reporting unit was estimated by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on observable market data to the extent available. The discount rate utilized in this analysis was estimated based on market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. Based on the results of this annual impairment review at December 31, 2008, no impairment charges on goodwill were recorded for the year ended December 31, 2008.
Stock-based compensation. We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). In accordance with SFAS 123R, we record compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the stock option award contains a market provision, in which case we record compensation expense equal to the fair value of each award on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula, which requires various judgmental assumptions including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. If any of the assumptions used in the Black-Scholes-Merton option pricing formula change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
Derivative financial instruments. We utilize derivative financial instruments to reduce interest rate risks and to manage risk exposure to changes in the value of certain owned marketable securities and the prices at which we purchase natural gas and electricity for our hotels. We record derivatives in accordance with SFAS 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133.” SFAS 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

The derivative assets and liabilities held by us at December 31, 2008 include variable to fixed interest rate swaps, fixed to variable interest rate swaps and variable to fixed natural gas price swaps. The variable to fixed interest rate swaps and variable to fixed natural gas price swaps have been designated as cash flow hedges. Therefore, the Company records the fair value of these derivatives as a derivative asset or liability, with the offset applied to other comprehensive income, net of applicable income taxes. Any gain or loss is reclassified from other comprehensive income and recognized in earnings in the same period or periods in which the hedged transaction affects earnings. As of December 31, 2008, the fair value of the variable to fixed interest rate swap and variable to fixed natural price swap were liabilities of $28.5 million and $1.6 million, respectively. The fixed to variable interest rate swap has been designated as a fair value hedge. Therefore, the Company records the fair value of this derivative as a derivative asset or liability, with the corresponding offset applied to the carrying value of the 8.00% Senior Notes. As of December 31, 2008, the fair value of the fixed to variable rate swap was an asset of $6.2 million. We determine the fair values of our derivative assets and liabilities based on dealer quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the contracts. The key input used to determine the fair value of our variable to fixed interest rate swaps and our fixed to variable interest rate swaps was changes in LIBOR interest rates. The key input used to determine the fair value of our variable to fixed natural gas price swaps was the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2008 as quoted on the New York Mercantile Exchange.
We believe it is unlikely that materially different estimates for the fair value of financial derivative instruments would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.
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
We have state net operating loss carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards. At December 31, 2008, we had state net operating loss carryforwards of $392.5 million resulting in a deferred tax benefit of $16.2 million. A valuation allowance of $8.2 million has been provided for certain state deferred tax assets, including loss carryforwards, as of December 31, 2008. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully recover net deferred tax assets, we will be required to adjust our deferred tax valuation allowance in the period in which we determine recovery is not probable.
In addition, we must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities and are subject to routine income tax audits. We apply the interpretations prescribed by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in accounting for the uncertainty in income taxes recognized in our consolidated financial statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. In accordance with FIN 48, we provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected.

Retirement and postretirement benefits other than pension plans. The costs and obligations of our retirement and postretirement benefits other than pension plans recognized in our consolidated financial statements are determined from actuarial valuations, which are dependent on significant assumptions, judgments, and estimates. These assumptions, judgments, and estimates, which include discount rates at which the liabilities could be settled at the measurement date, expected return on plan assets, mortality rates, and health care cost trend rates, are evaluated at each annual measurement date. In accordance with generally accepted accounting principles, actual results that differ from these assumptions, judgments, and estimates are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.
The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate remained stable at 6.30% as of December 31, 2008 and September 30, 2007 for the retirement plan and decreased from 6.3% at September 30, 2007 to 6.1% at December 31, 2008 for the postretirement benefit other than pension plan.
We determine the expected return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. The expected return on plan assets assumption used for determining net periodic pension expense for 2008 and 2007 was 8.0%. Actual return on plan assets for 2008 was a loss of 24.6% due to the recent decline in the global stock markets, and our historical actual return averaged 1.8% for the ten-year period ended December 31, 2008. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.
The mortality rate assumption used for determining future benefit obligations as of December 31, 2008 and 2007 was based on the RP 2000 Combined Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2008 net periodic pension expense by approximately $0.9 million and $1.0 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2008 net periodic pension expense by approximately $0.6 million.
A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2008 net postretirement benefit expense by approximately $28,000 and $49,000, respectively. Finally, a 1% increase or decrease in the assumed health care cost trend rate each year would increase or decrease, respectively, the aggregate of the service and interest cost components of 2008 net postretirement benefit expense by $0.2 million and $0.1 million, respectively.
Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. We will adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption of this statement with respect to our financial assets and liabilities did not have a material impact on our consolidated results of operations and financial condition and we do not expect the adoption of this statement with respect to our non-financial assets and non-financial liabilities to have a material impact on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. We adopted the measurement date provision for the fiscal year ending December 31, 2008. The adoption of SFAS 158 did not have a material impact on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. We adopted the provisions of this statement beginning in the first quarter of 2008. We have elected not to apply the fair value option to any of our financial instruments, so the adoption of this statement did not have a material impact on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will adopt the provisions of this statement in the first quarter of 2009, and we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial position or results of operations.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 08-6, Accounting for Equity Method Investments” (“EITF 08-6”). EITF 08-6 concludes that an equity method investment should be recognized by using a cost accumulation model. In addition, equity method investments as a whole should be assessed for other-than-temporary impairment. This consensus is effective for fiscal years beginning after December 15, 2008. We will adopt the provisions of this statement beginning in the first quarter of 2009, and we do not expect the adoption of EITF 08-6 to have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, natural gas prices and asset values of investments that fund our pension plan.
Risk Related to Changes in Interest Rates
Interest rate risk related to our indebtedness. We have exposure to interest rate changes primarily relating to outstanding indebtedness under our 8% Senior Notes and our $1.0 Billion Credit Facility.
In conjunction with our offering of the 8% Senior Notes, we entered into an interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which has a term of ten years, effectively adjusts the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes is deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS 133. If LIBOR were to increase by 100 basis points, our annual interest cost on the 8% Senior Notes would increase by approximately $1.3 million.
Prior to its refinancing on July 25, 2008, borrowings outstanding under our $1.0 Billion Credit Facility bore interest at an annual rate at our election of either LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on our borrowing base leverage. On February 26, 2008, we entered into a series of forward-starting interest rate swaps to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which were scheduled to expire on various dates through March 9, 2010, effectively adjusted the variable interest rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps were deemed effective and therefore the hedges were treated as effective cash flow hedges under SFAS 133. In connection with refinancing the $1.0 Billion Credit Facility, we terminated these variable to fixed interest rate swaps in July 2008.
Subsequent to its refinancing on July 25, 2008, borrowings outstanding under our New $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of the $1.0 Billion Credit Facility, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our new $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges under SFAS 133.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $222.5 million in borrowings outstanding under our $1.0 Billion Credit Facility as of December 31, 2008 would increase by approximately $2.2 million.
Cash Balances. Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2008. As a result, the interest rate market risk implicit in these investments at December 31, 2008, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of December 31, 2008, we held variable to fixed natural gas price swaps with respect to the purchase of approximately 511,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to six months, effectively adjusts the price on that volume of purchases of natural gas to a weighted average price of $8.96 per dekatherm. These natural gas price swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge under SFAS 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2008 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of December 31, 2008 would have decreased or increased by $0.3 million.

Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2008, the value of the investments in the pension fund was $44.5 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $4.4 million.
Risk Related to Foreign Currency Exchange Rates
Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
Based upon our overall market risk exposures at December 31, 2008, we believe that the effects of changes in interest rates, natural gas prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows. However, we are no longer exposed to the risks associated with changes in the price of Viacom stock and CBS stock, and we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 54 of this Annual Report on Form 10-K and incorporated by reference herein.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 56 and is incorporated by reference herein.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Michael Bender, R. Brad Martin, E.K. Gaylord II and D. Ralph Horn currently serve as members of the Audit Committee. Our Board of Directors has determined that R. Brad Martin is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the discussions under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2008,” “Outstanding Equity Awards at Fiscal Year End December 31, 2008,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change of Control,” “Election of Directors — Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2008” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors – Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The accompanying index to financial statements on page 54 of this Annual Report on Form 10-K is provided in response to this Item.
(a)(2) Financial Statement Schedules
The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2008	111
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2007	112
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2006	113
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

GAYLORD ENTERTAINMENT COMPANY
March 2, 2009	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2009

/s/ Michael J. Bender Michael J. Bender	Director	March 2, 2009

/s/ E.K. Gaylord, II E.K. Gaylord, II	Director	March 2, 2009

/s/ E. Gordon Gee E. Gordon Gee	Director	March 2, 2009

/s/ D. Ralph Horn D. Ralph Horn	Director	March 2, 2009

/s/ Ellen R. Levine Ellen R. Levine	Director	March 2, 2009

/s/ R. Brad Martin R. Brad Martin	Director	March 2, 2009

/s/ Michael D. Rose Michael D. Rose	Director	March 2, 2009

/s/ Michael I. Roth Michael I. Roth	Director	March 2, 2009

/s/ David C. Kloeppel David C. Kloeppel	President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Rod Connor Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	March 2, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2008 and 2007 and for Each of the Three Years in the Period Ended December 31, 2008
Report of Independent Registered Public Accounting Firm	55
Report of Independent Registered Public Accounting Firm	56
Consolidated Statements of Operations for the Years ended December 31, 2008, 2007, and 2006	57
Consolidated Balance Sheets as of December 31, 2008 and 2007	58
Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007, and 2006	59
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008, 2007, and 2006	60
Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of January 1, 2007, and its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2009

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share data)

	2008	2007	2006
REVENUES	$930,869	$747,723	$722,272
OPERATING EXPENSES:
Operating costs	566,366	448,975	442,679
Selling, general and administrative	178,809	160,699	153,763
Preopening costs	19,190	17,518	7,174
Impairment and other charges	19,264	—	—
Depreciation and amortization	109,774	77,349	75,068

Operating income	37,466	43,182	43,588

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(64,069)	(38,536)	(72,473)
INTEREST INCOME	12,689	3,234	2,088
UNREALIZED GAIN ON VIACOM STOCK AND CBS STOCK	—	6,358	38,337
UNREALIZED GAIN (LOSS) ON DERIVATIVES	—	3,121	(16,618)
(LOSS) INCOME FROM UNCONSOLIDATED COMPANIES	(746)	964	10,565
GAIN ON EXTINGUISHMENT OF DEBT	19,862	—	—
OTHER GAINS AND (LOSSES)	453	146,330	3,280

Income before provision for income taxes and discontinued operations	5,655	164,653	8,767
PROVISON FOR INCOME TAXES	1,046	62,665	3,989

Income from continuing operations	4,609	101,988	4,778
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	(245)	9,923	(84,213)

Net income (loss)	$4,364	$111,911	$(79,435)

INCOME (LOSS) PER SHARE:
Income from continuing operations	$0.11	$2.49	$0.12
Income (loss) from discontinued operations, net of taxes	—	0.24	(2.08)

Net income (loss)	$0.11	$2.73	$(1.96)

INCOME (LOSS) PER SHARE — ASSUMING DILUTION:
Income from continuing operations	$0.11	$2.41	$0.11
Income (loss) from discontinued operations, net of taxes	—	0.24	(2.02)

Net income (loss)	$0.11	$2.65	$(1.91)

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$1,043	$23,592
Cash and cash equivalents — restricted	1,165	1,216
Trade receivables, less allowance of $2,016 and $468, respectively	49,114	31,371
Deferred income taxes	6,266	7,689
Other current assets	50,793	30,180
Current assets of discontinued operations	197	797

Total current assets	108,578	94,845

Property and equipment, net of accumulated depreciation	2,227,574	2,196,264
Notes receivable, net of current portion	146,866	—
Intangible assets, net of accumulated amortization	121	174
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	1,131	4,143
Estimated fair value of derivative assets	6,235	2,043
Long-term deferred financing costs	18,888	14,621
Other long-term assets	42,591	28,019

Total assets	$2,560,379	$2,348,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,904	$2,058
Accounts payable and accrued liabilities	168,155	240,827
Estimated fair value of derivative liabilities	1,606	—
Current liabilities of discontinued operations	1,329	2,760

Total current liabilities	172,994	245,645

Long-term debt and capital lease obligations, net of current portion	1,260,997	979,042
Deferred income taxes	62,656	73,662
Estimated fair value of derivative liabilities	28,489	—
Other long-term liabilities	131,578	108,121
Long-term liabilities of discontinued operations	446	542
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,916 and 41,236 shares issued and outstanding, respectively	409	413
Additional paid-in capital	711,444	721,196
Retained earnings	234,751	230,758
Accumulated other comprehensive loss	(43,385)	(10,875)

Total stockholders’ equity	903,219	941,492

Total liabilities and stockholders’ equity	$2,560,379	$2,348,504

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$4,364	$111,911	$(79,435)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Loss (gain) from discontinued operations, net of taxes	245	(9,923)	84,213
Loss (income) from unconsolidated companies	746	(964)	(10,565)
Impairment and other charges	19,264	—	—
Unrealized gain on Viacom stock and CBS stock and related derivatives	—	(9,479)	(21,719)
Provision (benefit) for deferred income taxes	6,753	(36,396)	3,887
Depreciation and amortization	109,774	77,349	75,068
Amortization of deferred financing costs	4,408	14,269	29,969
Writeoff of deferred financing costs	1,476	1,192	—
Stock-based compensation expense	11,202	10,220	7,874
Excess tax benefit from stock-based compensation	(859)	(2,078)	(2,771)
Gain on sale of investment in Bass Pro	—	(140,313)	—
Gain on extinguishment of debt	(19,862)	—	—
Loss (gain) on sales of assets	876	(3,862)	1,431
Dividends received from investments in unconsolidated companies	—	—	3,155
Changes in (net of acquisitions and divestitures):
Trade receivables	(17,743)	2,363	(1,046)
Interest receivable	(10,186)	—	—
Accounts payable and accrued liabilities	18,115	3,499	10,698
Other assets and liabilities	(5,329)	(7,242)	6,428

Net cash flows provided by operating activities — continuing operations	123,244	10,546	107,187
Net cash flows (used in) provided by operating activities — discontinued operations	(1,003)	16,153	11,483

Net cash flows provided by operating activities	122,241	26,699	118,670

Cash Flows from Investing Activities:
Purchases of property and equipment	(395,156)	(578,815)	(282,049)
Deposit on potential acquisition of business	—	(10,000)	—
Investments in unconsolidated companies	(30)	(775)	(6,587)
Returns of investment in unconsolidated companies	—	870	2,228
Proceeds from sale of investment in Bass Pro	—	221,527	—
Proceeds from sales of assets	45	5,115	63
Collection of note receivable	622	599	381
Other investing activities	(19,040)	(4,701)	(5,124)

Net cash flows used in investing activities — continuing operations	(413,559)	(366,180)	(291,088)
Net cash flows provided by (used in) investing activities — discontinued operations	159	115,400	(14,783)

Net cash flows used in investing activities	(413,400)	(250,780)	(305,871)

Cash Flows from Financing Activities:
Net borrowings under credit facility	324,500	223,000	155,000
Repayment of long-term debt	(1,000)	(1,000)	(1,000)
Repurchases of senior notes	(25,636)	—	—
Purchases of Company’s common stock	(19,999)	—	—
Deferred financing costs paid	(10,753)	(4,042)	—
Proceeds from exercise of stock option and purchase plans	1,859	12,573	13,028
Excess tax benefit from stock-based compensation	859	2,078	2,771
Decrease (increase) in restricted cash and cash equivalents	51	50	(22)
Other financing activities, net	(1,271)	(977)	(1,016)

Net cash flows provided by financing activities — continuing operations	268,610	231,682	168,761
Net cash flows (used in) provided by financing activities — discontinued operations	—	(19,365)	8,020

Net cash flows provided by financing activities	268,610	212,317	176,781

Net change in cash and cash equivalents	(22,549)	(11,764)	(10,420)
Cash and cash equivalents — unrestricted, beginning of period	23,592	35,356	45,776

Cash and cash equivalents — unrestricted, end of period	$1,043	$23,592	$35,356

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity
BALANCE, December 31, 2005	$403	$670,828	$198,320	$(1,673)	$(19,311)	$848,567
COMPREHENSIVE LOSS:
Net loss	—	—	(79,435)	—	—	(79,435)
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(185)	(185)
Minimum pension liability, net of deferred income taxes	—	—	—	—	3,145	3,145
Foreign currency translation, net of deferred income taxes	—	—	—	—	576	576

Comprehensive loss						(75,899)
Exercise of stock options	5	12,504	—	—	—	12,509
Tax benefit on stock options	—	3,699	—	—	—	3,699
Employee stock plan purchases	—	519	—	—	—	519
Restricted stock shares surrendered	—	(257)	—	—	—	(257)
Compensation expense	—	9,321	—	—	—	9,321
Reclassification of unearned compensation to additional paid in capital	—	(1,673)	—	1,673	—	—
Adjustment to initially apply SFAS No. 158, net of deferred income taxes	—	—	—	—	(433)	(433)

BALANCE, December 31, 2006	$408	$694,941	$118,885	$—	$(16,208)	$798,026
COMPREHENSIVE INCOME:
Net income	—	—	111,911	—	—	111,911
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	202	202
Minimum pension liability, net of deferred income taxes	—	—	—	—	5,683	5,683
Foreign currency translation, net of deferred income taxes	—	—	—	—	(1,117)	(1,117)
Reclassification of foreign currency translation for sale of foreign subsidiary	—	—	—	—	565	565

Comprehensive income						117,244
Adjustment to initially apply FIN 48	—	—	(38)	—	—	(38)
Exercise of stock options	5	12,085	—	—	—	12,090
Tax benefit on stock options	—	3,350	—	—	—	3,350
Employee stock plan purchases	—	483	—	—	—	483
Restricted stock shares surrendered	—	(428)	—	—	—	(428)
Compensation expense	—	10,765	—	—	—	10,765

BALANCE, December 31, 2007	$413	$721,196	$230,758	$—	$(10,875)	$941,492
COMPREHENSIVE INCOME:
Net income	—	—	4,364	—	—	4,364
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(884)	(884)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(18,258)	(18,258)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(13,368)	(13,368)

Comprehensive loss						(28,146)
Adjustment to apply measurement date provisions of SFAS No. 158	—	—	(371)	—	—	(371)
Exercise of stock options	1	1,387	—	—	—	1,388
Tax benefit for stock based compensation	—	175	—	—	—	175
Employee stock plan purchases	—	462	—	—	—	462
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	2	(2,926)	—	—	—	(2,924)
Restricted stock shares surrendered	—	(141)	—	—	—	(141)
Purchase of Company’s common stock	(7)	(19,992)	—	—	—	(19,999)
Compensation expense	—	11,274	—	—	—	11,274

BALANCE, December 31, 2008	$409	$711,444	$234,751	$—	$(43,385)	$903,219

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Summary of Significant Accounting Policies
Gaylord Entertainment Company (the “Company”) is a diversified hospitality and entertainment company principally operating, through its subsidiaries, in three business segments: Hospitality; Opry and Attractions; and Corporate and Other.
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
Business Segments
Hospitality
The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland, as well as the Company’s ownership interests in two joint ventures. At December 31, 2008, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in Prince George’s County, Maryland, opened in April 2008.
Opry and Attractions
The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2008, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.
Corporate and Other
Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for our retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses. This segment also includes the expenses and activities associated with the Company’s ownership of various investments. Until the second quarter of 2007, the Company owned a minority interest in Bass Pro Group, LLC, a leading retailer of premium outdoor sporting goods and fishing products. On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC.
ResortQuest
On November 20, 2003, the Company acquired 100% of the outstanding common shares of ResortQuest International, Inc. (“ResortQuest”) in a tax-free, stock-for-stock merger. Based on the average market price of the Company’s common stock ($19.81, which was based on an average of the closing prices for two days before, the day of, and two days after the date of the definitive agreement, August 4, 2003), together with the direct merger costs, the Company paid an aggregate purchase price of approximately $114.7 million in stock plus the assumption of ResortQuest’s outstanding indebtedness as of November 20, 2003, which totaled $85.1 million. On January 1, 2005, the Company acquired 100% of the outstanding membership interests of East West Resorts at Summit County, LLC, Aspen Lodging Company, LLC, Great Beach Vacations, LLC, East West Realty Aspen, LLC, and Sand Dollar Management Investors, LLC (collectively, “East West Resorts”) from East West Resorts, LLC for an aggregate purchase price of $20.7 million in cash plus the assumption of East West Resorts’ liabilities as of January 1, 2005 of $7.8 million. On February 1, 2005, the Company acquired 100% of the outstanding common shares of Whistler Lodging Company, Ltd. (“Whistler”) from O’Neill Hotels and Resorts Whistler, Ltd. for an aggregate purchase price of $0.1 million in cash plus the assumption of Whistler’s liabilities as of February 1, 2005 of $4.9 million. Prior to the sale of these businesses, which is further described in Note 2, ResortQuest, East West Resorts, and Whistler comprised the Company’s ResortQuest segment. These businesses offered management services to properties in premier beach, mountain, and tropical resort locations in the United States and Canada. Due to the sale of these businesses, the results of their operations from the date of acquisition have been classified as discontinued operations in these consolidated financial statements.
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
Supplemental Cash Flow Information
Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2008	2007	2006
Debt interest paid	$75,526	$65,256	$50,323
Deferred financing costs paid	10,753	4,042	—
Capitalized interest	(16,360)	(42,313)	(10,046)

Cash paid for interest, net of capitalized interest	$69,919	$26,985	$40,277

Net cash (refunds) payments of income taxes were ($6.6) million, $103.5 million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Certain transactions have been reflected as non-cash activities in the accompanying consolidated statements of cash flows for 2008, 2007 and 2006 as further discussed below.
As further discussed in Note 4, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds is reflected as an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying consolidated statement of cash flows.
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

Accounts Receivable
The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2008.
Allowance for Doubtful Accounts
The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.
Deferred Financing Costs
Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. For the years ended December 31, 2008, 2007 and 2006, deferred financing costs of $4.4 million, $14.3 million, and $30.0 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.
As more fully discussed in Note 7, as a result of the refinancing of the Company’s $1.0 billion credit facility, the Company wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2008. In addition, as more fully discussed in Note 7, as a result of the Company’s repurchase of portions of its senior notes outstanding, the Company wrote off $0.6 million of deferred financing costs, which is included as a reduction in the gain on extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2008.
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
Impairment of Long-Lived Assets
In accounting for the Company’s long-lived assets other than goodwill, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.
Goodwill and Intangibles
In accounting for goodwill and intangible assets, the Company applies the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever events or circumstances occur indicating that these intangibles may be impaired. Reporting units of the Company are determined in accordance with SFAS 142. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. The Company estimates fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 15.
Leases
The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and is a lessee under various other leasing arrangements, including leases for office space, office equipment, and other equipment. The Company accounts for lease obligations in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and related interpretations. The Company’s leases are discussed further in Note 12.
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
Other Assets
Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2008	2007
Other current assets:
Other current receivables	$17,568	$2,535
Prepaid expenses	18,319	14,079
Inventories	10,222	7,611
Current income tax receivable	4,651	5,308
Other current assets	33	647

Total other current assets	$50,793	$30,180

Other long-term assets:
Other long-term receivables	$1,780	$1,377
Deferred software costs, net	23,297	9,931
Supplemental deferred compensation plan assets	10,086	11,637
Other long-term assets	7,428	5,074

Total other long-term assets	$42,591	$28,019

Other Current Assets
Other current receivables result primarily from interest income accrued on the notes received in connection with the development of Gaylord National and other non-operating income and are due within one year. Prepaid expenses consist of prepayments for insurance and contracts that will be expensed during the subsequent year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis.

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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2008	2007
Trade accounts payable	$13,022	$12,395
Accrued construction in progress	16,123	114,859
Property and other taxes payable	26,779	26,920
Deferred revenues	45,292	25,620
Accrued salaries and benefits	20,921	29,692
Accrued self-insurance reserves	9,751	7,763
Accrued interest payable	10,323	8,185
Other accrued liabilities	25,944	15,393

Total accounts payable and accrued liabilities	$168,155	$240,827

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties, as well as uncollected attrition and cancellation fees. The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims, employee medical benefits and general liability claims. The Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company’s historical experience.
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

Other Long-Term Liabilities
Other long-term liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2008	2007
Pension and postretirement benefits liability	$57,610	$41,739
Non-cash lease liability	44,823	38,706
Deferred compensation liability	14,159	11,637
Unrealized tax benefits	13,095	15,074
Other long-term liabilities	1,891	965

Total other long-term liabilities	$131,578	$108,121

Revenue Recognition
Revenues from hotel rooms are recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at the Company’s hotels, such as spa, parking, and transportation services, are recognized at the time services are provided. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs included in continuing operations were $26.1 million, $20.3 million, and $20.8 million, respectively.
Stock-Based Compensation
At December 31, 2008, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
The Company’s stock-based compensation is further described in Note 11.
Discontinued Operations
In accounting for discontinued operations, the Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
In accordance with the provisions of SFAS 144, the Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008: ResortQuest; WSM-FM and WWTN(FM); Word Entertainment (“Word”), the Company’s contemporary Christian music business; the Acuff-Rose Music Publishing entity; the Company’s ownership interest in the Oklahoma RedHawks, a minor league baseball team based in Oklahoma City, Oklahoma; the Company’s international cable networks; and the businesses sold to affiliates of The Oklahoma Publishing Company (“OPUBCO”) in 2001 consisting of Pandora Films, Gaylord Films, Gaylord Sports Management, Gaylord Event Television and Gaylord Production Company. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 2.
Income (Loss) Per Share
SFAS No. 128, “Earnings Per Share” (“SFAS 128”), established standards for computing and presenting earnings per share. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Income (loss) per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2008
	Income	Shares	Per Share
Net income	$4,364	40,943	$0.11
Effect of dilutive stock options	—	314	—

Net income — assuming dilution	$4,364	41,257	$0.11

	2007
	Income	Shares	Per Share
Net income	$111,911	41,010	$2.73
Effect of dilutive stock options	—	1,283	—

Net income — assuming dilution	$111,911	42,293	$2.65

	2006
	Loss	Shares	Per Share
Net loss	$(79,435)	40,569	$(1.96)
Effect of dilutive stock options	—	1,078	—

Net loss — assuming dilution	$(79,435)	41,647	$(1.91)

The Company has approximately 3,727,000, 547,000 and 1,082,000 stock-based compensation awards outstanding as of December 31, 2008, 2007, and 2006, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.
A rollforward of the amounts included in comprehensive (loss) income related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the years ended December 31 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2006	$—	$(185)	$(185)
2007 changes in fair value	—	202	202

Balance at December 31, 2007	—	17	17
2008 changes in fair value	(17,440)	(884)	(18,324)
Reclassification to earnings	(818)	—	(818)

Balance at December 31, 2008	$(18,258)	$(867)	$(19,125)

Financial Instruments
As further discussed in Note 4, in connection with the development of Gaylord National the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.3 million as of December 31, 2008. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $115 million as of December 31, 2008.
As more fully discussed in Note 7, the Company has outstanding $321.5 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8% (“8% Senior Notes”). The Company has entered into fixed to variable interest rate swaps with respect to $125.0 million in aggregate principal amount of the 8% Senior Notes. The carrying value of $125.0 million of the 8% Senior Notes covered by this interest rate swap approximates fair value based upon the variable nature of this financial instrument’s interest rate. However, the $196.5 million carrying value of the remaining 8% Senior Notes does not approximate fair value. The fair value of this financial instrument, based upon quoted market prices, was $149.3 million as of December 31, 2008.
As more fully discussed in Note 7, the Company has outstanding $207.7 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75% (“6.75% Senior Notes”). The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $151.6 million as of December 31, 2008.
As more fully discussed in Note 7, the Company has $722.5 million in borrowings outstanding under its $1.0 billion credit facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the fair value of borrowings outstanding under the $1.0 billion credit facility do not approximate fair value. The fair value of the $722.5 million in borrowings outstanding under the $1.0 billion credit facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $670 million as of December 31, 2008.
The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
Derivatives and Hedging Activities
As more fully discussed in Note 8, the Company utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of certain owned marketable securities and portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. The Company records derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which was subsequently amended by SFAS No. 138 and SFAS No. 149. SFAS 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. Assets held in a rabbi trust related to the Company’s deferred compensation plan that are payable to employees in the amount of $11.6 million at December 31, 2007 have been included in the long-term assets and long-term liabilities balances in the consolidated balance sheet.
Newly Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The Company will adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption of this statement with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated results of operations and financial condition and the Company does not expect the adoption of this statement with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated results of operations and financial condition. See Note 16 for additional disclosures.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans is effective for fiscal years ending after December 15, 2008. The Company adopted the measurement date provision for the fiscal year ending December 31, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of this statement beginning in the first quarter of 2008. The Company has elected not to apply the fair value option to any of its financial instruments, so the adoption of this statement did not have a material impact on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009. The Company is assessing the potential impact of this statement on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the provisions of this statement in the first quarter of 2009, and it does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position or results of operations.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 08-6, Accounting for Equity Method Investments” (“EITF 08-6”). EITF 08-6 concludes that an equity method investment should be recognized by using a cost accumulation model. In addition, equity method investments as a whole should be assessed for other-than-temporary impairment. This consensus is effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of this statement beginning in the first quarter of 2009, and it does not expect the adoption of EITF 08-6 to have a material impact on the Company’s consolidated financial position or results of operations.
2. Discontinued Operations
As discussed in Note 1, the Company has reflected the following businesses as discontinued operations, consistent with the provisions of SFAS 144. The results of operations, net of taxes (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.
ResortQuest
During the second quarter of 2007, in a continued effort to focus on its Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. For the year ended December 31, 2007, the Company recognized a pretax gain of $50.0 million in discontinued operations in the accompanying consolidated statements of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year ended December 31, 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The Company recognized a pretax loss of $59.5 million in discontinued operations in the accompanying consolidated statements of operations for the year-ended December 31, 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for the year ended December 31, 2007, of which $0.3 million was included in the pretax loss on the sale of ResortQuest Mainland. The Company recorded pre-tax restructuring charges for employee severance benefits of $0.3 million for the year ended December 31, 2008.
The Company evaluated its goodwill and other intangible assets with indefinite useful lives related to ResortQuest for impairment as of December 31, 2006 as described in Note 1. In connection with this impairment test, the Company determined that the fair value of the ResortQuest trade name was less than its carrying value. As a result, the Company recorded an impairment charge of $12.1 million to write down the carrying value of the ResortQuest trade name to its fair value. Also in connection with the annual impairment test, the Company determined that the fair values of certain reporting units of ResortQuest were less than the carrying values of those reporting units, which indicated the goodwill related to those reporting units was impaired. Therefore, the Company recorded an impairment charge of $85.0 million to write down the carrying values of goodwill at the impaired reporting units to their implied fair values. In addition, during the fourth quarter of 2006, the Company indefinitely suspended the development of a new enterprise property management system for ResortQuest and determined that it was no longer probable that it would be completed and placed in service. Therefore, the Company recorded an impairment charge of $12.6 million to write off the system’s carrying value.
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
The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2008	2007	2006
REVENUES:
ResortQuest	$—	$91,229	$227,969

OPERATING LOSS:
ResortQuest	$(354)	$(4,460)	$(1,965)
Other	—	517	6
Impairment charges	—	—	(110,710)
Restructuring charges	(262)	(125)	(44)

Total operating loss	(616)	(4,068)	(112,713)

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED	(4)	(17)	754
INTEREST INCOME	—	309	1,058
OTHER GAINS AND (LOSSES)
ResortQuest	159	(9,450)	6,074
Other	55	—	216

Total other gains and (losses)	214	(9,450)	6,290

Loss before benefit for income taxes	(406)	(13,226)	(104,611)
BENEFIT FOR INCOME TAXES	(161)	(23,149)	(20,398)

Income (loss) from discontinued operations	$(245)	$9,923	$(84,213)

Included in other gains and (losses) in 2008 is miscellaneous income and expense. Included in other gains and (losses) in 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of miscellaneous income and expense. Other gains and (losses) in 2006 are primarily comprised of a $5.9 million gain on the collection of a note receivable by ResortQuest that was previously considered uncollectible, gains and losses recognized on the resolution of various contingent items subsequent to the sale of certain ResortQuest markets, as well as gains and losses on the sales of fixed assets and other miscellaneous income and expense.
The benefit for income taxes for the year ended December 31, 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain

ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the write-off of taxable goodwill associated with the ResortQuest markets sold in this period.
The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	December 31,	December 31,
	2008	2007
Current assets:
Prepaid expenses	$—	$106
Other current assets	197	691

Total current assets	197	797

Total assets	$197	$797

Current liabilities:
Accounts payable and accrued liabilities	$1,329	$2,760

Total current liabilities	1,329	2,760

Other long-term liabilities:
Other long-term liabilities	446	542

Total long-term liabilities	446	542

Total liabilities	$1,775	$3,302

3. Property and Equipment
Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2008	2007
Land and land improvements	$198,169	$167,745
Buildings	2,180,232	1,284,432
Furniture, fixtures and equipment	510,358	408,379
Construction in progress	47,234	949,776

	2,935,993	2,810,332
Accumulated depreciation	(708,419)	(614,068)

Property and equipment, net	$2,227,574	$2,196,264

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations for the years ended December 31, 2008, 2007 and 2006 was $104.1 million, $73.3 million, and $71.3 million, respectively. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $16.4 million, $42.3 million, and $10.0 million, respectively.
4. Notes Receivable
In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by the County in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of

$50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively.
The Company is currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development. Accordingly, during the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on its effective interest rate of 8.04% at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.
During the year ended December 31, 2008, the Company recorded interest income of $11.3 million on these bonds, which included $9.4 million of interest that accrued on the bonds subsequent to their delivery to the Company and $1.9 million related to amortization of the discount on the bonds.
5. Impairment and Other Charges
La Cantera
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
The Amendment conditioned the closing of the transactions under the Purchase Agreement on the Company arranging financing satisfactory to the Company in its sole discretion in order to fund the transaction. On April 15, 2008, as permitted by the Amendment, the Company terminated the Purchase Agreement on the basis that the Company did not obtain satisfactory financing. Pursuant to the terms of the Purchase Agreement and the Amendment, the Company forfeited the $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million during the year ended December 31, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Chula Vista
On July 25, 2006, the Unified Port of San Diego Board of Commissioners and the City of Chula Vista approved a non-binding letter of intent with the Company, outlining the general terms of the Company’s development of a 1,500 to 2,000 room convention hotel in Chula Vista, California. The parties extended the termination date for the non-binding letter of intent to December 31, 2008. On November 17, 2008, the Company announced that it had terminated its plans to develop a resort and convention hotel in Chula Vista due to prolonged planning and approval processes, a complicated regulatory and legal structure, and excessive off-site infrastructure costs. As a result of this decision, the Company incurred a non-cash impairment charge of approximately $4.7 million during the year ended December 31, 2008 to write off certain costs that were capitalized in connection with the Chula Vista project.
Waipouli Holdings, LLC
As further discussed in Note 6, through a joint venture arrangement, the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which through a wholly-owned subsidiary, owns the ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa,

Hawaii (“the Kauai Hotel”). During the fourth quarter of 2008, the Company determined that it would not be able to recover its investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), the Company recorded an impairment charge of $2.5 million during the fourth quarter of 2008 to write off its investment and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.
6. Investments
Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2008	2007
Long term investments:
RHAC Holdings, LLC	$1,131	$796
Waipouli Holdings, LLC	—	3,347

Total long-term investments	$1,131	$4,143

RHAC Holdings, LLC
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room ResortQuest Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the Company’s approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned) manages the hotel under a 20-year hotel management agreement with RHAC, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”), SOP 78-9, and EITF Abstracts Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF D-46”). The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii.
For the period January 1, 2007 to May 31, 2007 (which is the period during 2007 that the Company owned ResortQuest Hawaii) and the year ended December 31, 2006, ResortQuest Hawaii earned total fees of $1.0 million and $1.9 million, respectively, from its management agreement with RHAC, LLC.
Waipouli Holdings, LLC
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room Kauai Hotel. Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). RREEF is the managing member of Waipouli Holdings, LLC, but certain actions of Waipouli Holdings, LLC initiated by RREEF require the Company’s approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned)

manages the hotel under a five-year hotel management agreement with Waipouli Owner, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner, LLC’s business plan. The Company accounts for its investment in Waipouli Holdings, LLC under the equity method of accounting in accordance with EITF 03-16, SOP 78-9 and EITF D-46. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii.
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
As more fully discussed in Note 5, the Company recognized a non-cash impairment charge of approximately $2.5 million during the year ended December 31, 2008 to write off its investment in Waipouli Holdings, LLC.
Bass Pro
Prior to May 31, 2007, the Company owned 13.0% of Bass Pro Group, LLC, the owner of Bass Pro, Inc., Tracker Marine Boats and Big Cedar Lodge businesses. On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. The Company recognized a pre-tax gain of $140.3 million from the sale of its interest in Bass Pro Group, LLC, which is recorded in other gains and losses in the accompanying consolidated statements of operations. Net proceeds from the sale of $221.5 million were used to reduce the Company’s outstanding indebtedness. The Company’s Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale.
Summary financial information for Bass Pro Group, LLC (and Bass Pro, Inc.) from which the Company’s equity method income was derived is as follows (in thousands):

2006
Net sales	$2,075,865
Gross profit	729,775
Net income	75,326
7. Debt
The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2008	2007
$1.0 Billion Credit Facility	$722,500	$398,000
8.00% Senior Notes	321,459	350,000
6.75% Senior Notes	207,700	225,000
Nashville Predators Promissory Note	2,000	3,000
Capital lease obligations	3,007	3,101
Fair value hedge effective for 8.00% Senior Notes	6,235	1,999

Total debt	1,262,901	981,100
Less amounts due within one year	(1,904)	(2,058)

Total long-term debt	$1,260,997	$979,042

Note 12 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.

Annual maturities of long-term debt, excluding capital lease obligations and derivatives, are as follows (amounts in thousands).

2009	$1,000
2010	1,000
2011	—
2012	722,500
2013	321,459
Years thereafter	207,700

Total	$1,253,659

Accrued interest payable at December 31, 2008 and 2007 was $10.3 and $8.2 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. As further discussed in Note 8, the Company entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
On July 25, 2008, the Company refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 8, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
As a result of the refinancing of the $1.0 Billion Credit Facility, the Company wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2008.
As of December 31, 2008, $722.5 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $10.3 million of letters of credit under the facility for the Company, which left $267.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
During December 2008, the Company repurchased $28.5 million in aggregate principal amount of its outstanding 8% Senior Notes for $16.7 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pretax gain of $11.6 million as a result of the repurchase, which is recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations.
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
During December 2008, the Company repurchased $17.3 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $9.0 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pretax gain of $8.2 million as a result of the repurchase, which is recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations.
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
On March 23, 2007, the Company refinanced its $600.0 million credit facility by entering into the $1.0 Billion Credit Facility discussed above. As a result of the refinancing, the Company wrote off $1.2 million in deferred financing costs during 2007, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.
As of December 31, 2008, the Company was in compliance with all of its covenants related to its debt.
8. Derivative Financial Instruments
The Company utilizes derivative financial instruments to manage risk exposure to changes in the variable interest rate on portions of its variable rate debt, changes in the value of portions of its fixed rate debt, and changes in the prices at which the Company purchases natural gas.
Variable Rate Debt
On February 26, 2008, the Company entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. On July 25, 2008, the Company terminated these interest rate swaps in connection with its refinancing of the $1.0 Billion Credit Facility. Based upon dealer quotes, the fair value of these interest rate swaps was a $1.3 million asset as of the termination date. Accordingly, the Company received $1.3 million in cash from the termination of these swaps, which was recorded as other gains in the accompanying consolidated statements of operations for the year ended December 31, 2008.
In connection with the refinancing of the $1.0 Billion Credit Facility, the Company entered into a new series of forward-starting interest rate swaps with a combined notional amount of $500.0 million to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. Under these swap agreements, which expire on various dates through July 25, 2011, the Company receives a variable rate equal to 3-month LIBOR and pays a weighted average fixed rate of 3.94% during the term of the swap agreements. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the Company’s $1.0 Billion Credit Facility. The Company designated these interest rate swaps as cash flow hedges. The Company records the fair value of these swap agreements as a derivative asset or liability, with the offset applied to other comprehensive income, net of applicable income taxes. Any gain or loss is reclassified from other comprehensive income and recognized in interest expense in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2008, the Company determined that, based upon dealer quotes, with appropriate adjustments for non-performance risk of the parties to the swap contracts, the fair value of these interest rate swap agreements was a $28.5 million liability. The Company recorded a derivative liability of $28.5 million and accumulated other comprehensive loss, net of tax, of $18.3 million.
The Company recorded no ineffectiveness through operations related to any of these interest rate swaps during the year ended December 31, 2008.
Fixed Rate Debt
Upon issuance of the 8% Senior Notes, the Company entered into two interest rate swap agreements with a notional amount of $125.0 million to convert the fixed rate on $125.0 million of the 8% Senior Notes to a variable rate in order to access the lower borrowing costs that were available on floating-rate debt. Under these swap agreements, which mature on November 15, 2013, the Company receives a fixed rate of 8% and pays a variable rate, in arrears, equal to six-month LIBOR plus 2.95%. The terms of the swap agreement mirror the terms of the 8% Senior Notes, including semi-annual settlements on the 15th of May and November each year. Under the provisions of SFAS 133, as amended, changes in the fair value of this interest rate swap agreement must be offset against the corresponding change in fair value of the 8% Senior Notes through earnings. The Company has determined that there will not be an ineffective portion of this fair value hedge and therefore, no impact on earnings. As of December 31, 2008 and 2007, the Company determined that, based upon dealer quotes, the fair value of these interest rate swap agreements was $6.2 million and $2.0 million, respectively. The Company recorded a derivative asset and an offsetting increase in the balance of the 8% Senior Notes accordingly.

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
At December 31, 2008, the Company had six variable to fixed natural gas price swap contracts that mature from January 2009 to June 2009 with an aggregate notional amount of approximately 511,000 dekatherms. The fair value of these contracts, based upon dealer quotes, was a $1.6 million liability. The Company recorded a derivative liability and an offsetting decrease in accumulated other comprehensive income, net of applicable income taxes, accordingly. At December 31, 2007, the Company had variable to fixed natural gas price swap contracts that matured from January 2008 to June 2008 with an aggregate notional amount of approximately 601,000 dekatherms. The fair value of these contracts was $45,000. The Company recorded a derivative asset and an offsetting increase in accumulated other comprehensive income, net of applicable income taxes, accordingly.
The ineffective portion of the derivative is recognized in other gains and losses within the accompanying consolidated statement of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income and into earnings in the next twelve months is a loss of approximately $1.6 million.
Viacom Stock and CBS Stock
Prior to May 2007, the Company held a secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse with respect to its investment in Viacom, Inc. Class B common stock (“Viacom Stock”) and CBS Corporation Class B common stock (“CBS Stock”). During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet. For the years ended December 31, 2007 and 2006, the Company recorded net pretax gains (losses) in the Company’s consolidated statements of operations of $3.1 million and ($16.6) million, respectively, related to the increase (decrease) in the fair value of the derivatives associated with the SFEC.
9. Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
CURRENT:
Federal	$(6,694)	$97,130	$97
State	987	1,931	5

Total current (benefit) provision	(5,707)	99,061	102

DEFERRED:
Federal	7,715	(36,748)	9,444
State	(1,488)	352	(5,956)
Effect of tax law change	526	—	399

Total deferred provision (benefit)	6,753	(36,396)	3,887

Total provision for income taxes	$1,046	$62,665	$3,989

In 2007, Maryland Senate Bill No. 2 amended the Annotated Code of Maryland, Tax-General §10-105(b) (“the Code”), revising the income tax on corporations from 7% to 8.25% effective January 1, 2008. The Company has adjusted all affected deferred tax assets and liabilities for these changes in the Code. The effect of the application of these changes is additional tax expense of $0.5 million in 2008 as shown above.
In 2006, Texas House Bill No. 3 was passed which amends the Texas Tax Code to revise the existing franchise tax effective for franchise tax reports originally due on or after January 1, 2008. The Company has adjusted all affected deferred tax assets and liabilities for the changes reflected in Texas House Bill No. 3. The effect of the application of these changes is additional tax expense of $0.4 million in 2006 as shown above.
The tax benefits associated with the exercise of stock options and vesting of restricted stock during the years 2008, 2007, and 2006 were $0.2 million, $3.4 million, and $3.6 million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.
In addition to the income tax provision (benefit) discussed above, the Company recognized additional income tax benefit related to discontinued operations as discussed in Note 2 in the amounts of $0.2 million, $23.1 million, and $20.4 million for the years ended December 31, 2008, 2007, and 2006 respectively.
The effective tax rate as applied to pretax income or loss from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	0%	1%	-23%
Permanent items	-22%	0%	4%
Discontinued operations	0%	2%	27%
Other	5%	0%	3%

	18%	38%	46%

The decrease in the Company’s effective tax rate for 2008, as compared to 2007, resulted from the impact of permanent differences relative to pre-tax income for each of the respective periods.
For 2007 and 2006, the overall state income tax provision (benefit) includes tax expense (net of change in valuation allowance) related to current year operations of $2.3 million and $1.7 million, respectively. At the end of 2006, the Company underwent a realignment of certain legal entities. As a result of this realignment, the Company recorded a state income tax benefit of approximately $7.2 million (net of federal benefit) related to the net deferred tax liability at the beginning of the year.

Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2008	2007
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$27,698	$20,223
Defined benefit plan	9,861	3,322
Investments in stock and derivatives	12,028	3,124
Rent escalation	18,100	15,597
State net operating loss carryforwards	16,216	13,293
Tax credits and other carryforwards	824	—
Goodwill and other intangibles	4,072	2,642
Investments in partnerships	4,871	4,176
Other assets	10,997	10,440

Total deferred tax assets	104,667	72,817
Valuation allowance	(8,188)	(6,951)

Total deferred tax assets, net of valuation allowance	96,479	65,866

DEFERRED TAX LIABILITIES:
Property and equipment, net	146,500	131,823
Investments in stock and derivatives	—	16
Other liabilities	6,369	—

Total deferred tax liabilities	152,869	131,839

Net deferred tax liabilities	$56,390	$65,973

State net operating loss carryforwards at December 31, 2008 totaled $392.5 million resulting in a deferred tax benefit of $16.2 million, which will expire between 2009 and 2028. The use of certain state net operating losses and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance was $1.2 million, ($9.3) million, and $1.0 million in 2008, 2007 and 2006, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2008, none of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.
The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service (IRS) examinations through the tax year 2001. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2004. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has not been notified of any federal or state income tax examination. The Company’s former Canadian subsidiary, ResortQuest Whistler Property Management Inc., is currently under examination by the Canadian Revenue Agency (CRA) for the years 2004 through 2005 that commenced in the first quarter of 2007 and is expected to be completed in 2009. The CRA has not proposed any adjustments at this time and the Company does not believe there will be any significant adjustments related to this examination.
The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of adopting FIN 48, the Company recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of December 31, 2007, the Company had $15.1 million of unrecognized tax benefits, of which $7.5 million would affect the Company’s effective tax rate if recognized. As of December 31, 2008, the Company had $13.1 million of unrecognized tax benefits, of which $6.9 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Unrecognized tax benefits at beginning of year	$15,074	$7,560
(Reductions) additions based on tax positions related to the current year	(2,409)	7,514
Additions for tax positions of prior years	595	—
Reductions for tax positions of prior years	(165)	—

Unrecognized tax benefits at end of year	$13,095	$15,074

Included in the balance at December 31, 2008 and 2007, are $6.2 million and $7.6 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.7 million of interest and no penalties related to uncertain tax positions in the accompanying consolidated statement of operations for the year ended December 31, 2008. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for the years-ended December 31, 2007 and 2006 because any adjustment to taxable income for uncertain tax positions would reduce tax net operating loss carryovers. As of December 31, 2008, the Company has accrued $0.7 million of interest and $0 of penalties related to uncertain tax positions. As of December 31, 2007, the Company had accrued no interest or penalties related to uncertain tax positions.
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

Stock Repurchases
During the first quarter of the year ended December 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
11. Stock Plans
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally expire ten years after the date of grant. Generally, stock options granted to non-employee directors are exercisable after one year from the date of grant, while options granted to employees are exercisable one to four years from the date of grant.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $11.2 million, $10.2 million, and $7.9 million for 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $4.0 million, $3.7 million, and $2.8 million for 2008, 2007, and 2006, respectively.
The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses the assumptions noted in the following table. Because the Black-Scholes-Merton option pricing formula incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate expected option exercise and employee termination patterns within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2008	2007	2006

Expected volatility	23.9%-37.6%	26.4%-29.8%	25.1%-30.8%
Weighted-average expected volatility	26.9%	29.7%	30.1%
Expected dividends	—	—	—
Expected term (in years)	4.7-5.1	4.6-4.8	4.1-4.6
Risk-free rate	2.6%-3.3%	3.2%-4.9%	4.3%-5.0%

A summary of stock option activity under the Company’s equity incentive plans for the years ended December 31 is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,668,728	$33.62	3,750,556	$30.75	3,757,855	$28.17
Granted	348,222	30.72	547,520	55.96	586,740	43.43
Exercised	(51,187)	27.11	(409,458)	29.49	(487,339)	25.49
Canceled	(215,052)	41.32	(219,890)	47.07	(106,700)	37.97

Outstanding at end of year	3,750,711	33.03	3,668,728	33.62	3,750,556	30.75

Exercisable at end of year	2,839,962	29.79	2,604,337	28.08	2,494,723	26.92

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2008 was 4.9 and 3.9 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was $0 and $0, respectively. The weighted-average grant-date fair value of options granted during 2008, 2007, and 2006 was $8.63, $18.52, and $12.49, respectively. The total intrinsic value of options exercised during 2008, 2007, and 2006 was $0.4 million, $10.0 million, and $10.0 million, respectively.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees are exercisable one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2008, 2007, and 2006 was $29.98, $55.17, and $43.99, respectively. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2008	95,630	$48.63
Granted	88,016	29.98
Vested	(34,995)	47.20
Forfeited	(14,375)	38.41

Nonvested shares at December 31, 2008	134,276	37.88

The grant date fair value of all Restricted Stock Awards that vested during the year ended December 31, 2008 was $1.7 million.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”), which will replace annual grants of stock based compensation awards to these employees over the next three years. The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. The Company expects that the performance goals will be achieved and all of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is recording compensation expense equal to the fair value of all LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are any changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company is recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. Summaries of the status of the Company’s LTIP Restricted Stock Units and LTIP Stock Options as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
LTIP Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2008	—	$—
Granted	449,500	31.02
Vested	—	—
Forfeited	(16,250)	31.02

Nonvested shares at December 31, 2008	433,250	31.02

		Weighted
		Average
	Number of	Exercise
LTIP Stock Options	Shares	Price
Outstanding at beginning of year	—	$—
Granted	650,000	38.00
Exercised	—	—
Canceled	(16,750)	38.00
Outstanding at end of year	633,250	38.00

Exercisable at end of year	—	—

As of December 31, 2008, there was $24.8 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company granted selected executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. The weighted-average grant-date fair value of PARSUP awards granted during 2006 was $44.24. No PARSUP awards were granted during 2008 or 2007. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards.

A summary of the status of the Company’s PARSUP awards as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
PARSUP Awards	Shares	Fair Value
Nonvested awards at January 1, 2008	521,000	$22.87
Granted	—	—
Vested	(521,000)	22.87
Forfeited	—	—

Nonvested awards at December 31, 2008	—	—

The grant date fair value of all PARSUP Awards that vested during the year ended December 31, 2008 was $11.9 million.
Cash received from option exercises under all stock-based employee compensation arrangements for 2008, 2007, and 2006 was $1.4 million, $12.1 million, and $12.5 million, respectively. The actual tax benefit realized from exercise or vesting of the stock-based employee compensation arrangements during 2008, 2007, and 2006 totaled $0.2 million, $3.4 million, and $3.6 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, goodwill or deferred tax asset.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 23,533, 10,292, and 11,953 shares of common stock at an average price per share of $19.64, $46.90, and $43.48 during 2008, 2007, and 2006 respectively.
12. Commitments and Contingencies
Capital Leases
During 2008, 2007, and 2006, the Company entered into two, one, and four capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2008	2007
Property and equipment	$5,771	$3,003
Other long-term assets	773	898
Accumulated depreciation	(4,458)	(2,994)

Net assets under capital leases	$2,086	$907

Current lease obligations	$904	$1,058
Long-term lease obligations	2,103	2,043

Capital lease obligations	$3,007	$3,101

Operating Leases
Rental expense related to continuing operations for operating leases was $14.9 million, $14.3 million, and $14.4 million for 2008, 2007 and 2006, respectively. Non-cash lease expense related to continuing operations for 2008, 2007, and 2006 was $6.1 million, $6.2 million, and $6.3 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2008 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2009	$1,026	$6,757
2010	859	6,050
2011	1,088	5,327
2012	214	4,698
2013	112	4,057
Years thereafter	—	637,385

Total minimum lease payments	3,299	$664,274

Less amount representing interest	(292)

Total present value of minimum payments	3,007
Less current portion of obligations	(904)

Long-term obligations	$2,103

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires annual lease payments of approximately $3.1 million. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. As required by SFAS 13, and related interpretations, the terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.7 million for 2008, 2007, and 2006. This rent included approximately $6.1 million, $6.2 million, and $6.3 million of non-cash expenses during 2008, 2007, and 2006, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.7 million, $1.7 million, and $1.3 million of contingent rentals related to the Gaylord Palms in 2008, 2007, and 2006, respectively.
Other Commitments and Contingencies
On February 23, 2005, the Company acquired approximately 42 acres of land and related land improvements in Prince George’s County, Maryland for approximately $29 million on which the Company has developed the Gaylord National Resort & Convention Center (“Gaylord National”). Gaylord National was substantially completed and opened in April 2008. Approximately $17 million of the cost of the land was paid in the first quarter of 2005, and an additional $2 million was paid upon substantial completion of Gaylord National in April 2008. The Company paid an additional $7.3 million of the cost of the land, net of certain adjustments to the original purchase price, in October 2008 after the completion of certain development milestones. The remaining $2 million of the cost of the land, which is subject to downward adjustment based on the completion of certain remaining development milestones, is expected to be paid within the next three months. The project was originally planned to include a 1,500 room hotel, but the Company expanded the planned hotel to a total of 2,000 rooms. In connection with this expansion, the Company paid an additional $8 million in April 2008 for land improvements related to the expanded facility. The Company entered into commitments for various expenditures in connection with its Gaylord National development, including for the purchase of land, furniture, fixtures, and equipment, and procuring services in connection with the development. The Company entered into several agreements with a general contractor and other suppliers for the provision of certain construction services at the site. On December 23, 2008, the Company entered into Amendment Number 33 (the “Final Settlement Agreement”) with the general contractor relating to these construction agreements. The Final Settlement Agreement established a final contract amount owed to the general contractor of $845 million, which was approximately $20 million less than the amount the Company had accrued for capital expenditures in its consolidated balance sheet as of September 30, 2008. This difference was recorded as an adjustment between accrued liabilities and property and equipment in the consolidated balance sheet during the fourth quarter of 2008. The settlement, which entailed a final cash payment of approximately $40 million to the general contractor prior to the end of 2008, resolves all claims between the Company and general contractor and will enable them to avoid further litigation. The general contractor has agreed to fully indemnify (except for certain limitations arising out of any allegation of independent tortious conduct on the part of the Company) the Company from all subcontractor actions in connection with the project. Including the cost of the Final Settlement Agreement, as well as the cost of the land, architecture and consulting services, furnishings and fixtures, subcontractors and other items, the final cost of the Gaylord National project was approximately $1,050 million (excluding $66.1 million of capitalized interest and $48.6 million in preopening costs). These construction costs exceeded the Company’s initial estimates from 2004. These increased costs are attributable to: (a) construction materials price escalation that occurred over the past four years; (b) increased cost of construction labor in the Washington, D.C. marketplace due to historically low unemployment and a high degree of construction activity; (c) the Company’s 500-room expansion and related additional meeting space, and the acceleration of its construction so that the expansion opened concurrently with the original project; and (d) other enhancements to the project design.
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 10. Subsequently, the plaintiffs purported to dismiss their state court action, and they re-filed it in federal court. On October 27, 2008, the Company (as the nominal defendant) filed a motion to dismiss this lawsuit claiming, among other things, that the plaintiff failed to make the required pre-suit demand on the Company and that the allegations fail to state a claim for breach of fiduciary duty. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously.
As further discussed in Note 6, through a joint venture arrangement with RREEF, the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of December 31, 2008. As of December 31, 2008, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
As further discussed in Note 6, through a joint venture arrangement with IB-SIV, the Company holds a 19.9% ownership interest in RHAC Holdings, LLC. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of December 31, 2008. As of December 31, 2008, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.

On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $2 million at December 31, 2008. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2008, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
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
13. Retirement Plans
In September 2006, the FASB issued SFAS 158, which requires plan sponsors of defined benefit pension plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting the recognition and disclosure provisions of SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. During the year ended December 31, 2008, the Company adopted the measurement date provisions of SFAS 158 with respect to its retirement plans by changing the measurement date for the fair value of the plans’ assets and benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefit obligation related to its retirement plans, which was accounted for as a $0.2 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of the measurement date provisions of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2008, or for any prior period presented, and it will not affect the Company’s operating results in future periods.
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
The following table sets forth the funded status at December 31 (amounts in thousands):

	2008	2007
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$70,426	$72,963
Interest cost	5,399	4,038
Actuarial gain	—	(1,063)
Benefits paid	(3,985)	(1,201)
Settlements	—	(4,311)

Benefit obligation at end of year	71,840	70,426

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	61,255	55,597
Actual return on plan assets	(15,456)	7,206
Employer contributions	2,674	3,964
Benefits paid	(3,985)	(1,201)
Settlements	—	(4,311)

Fair value of plan assets at end of year	44,488	61,255

Funded status and accrued pension cost	$(27,352)	$(9,171)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2008	2007	2006
Interest cost	$5,399	$4,038	$4,059
Expected return on plan assets	(6,019)	(4,376)	(4,232)
Recognized net actuarial loss	1,293	1,981	2,621
Net settlement loss	—	1,291	1,569
Adjustment to retained earnings for adoption of measurement date provisions of SFAS No. 158	(135)	—	—

Total net periodic pension expense	$538	$2,934	$4,017

The accumulated benefit obligation for the defined benefit pension plan was $71.8 million and $70.4 million at December 31, 2008 and 2007, respectively.

Assumptions
The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2008	2007
Discount rate	6.30%	6.30%
Rate of compensation increase	N/A	N/A
Measurement date	12/31/2008	9/30/2007
The rate of increase in future compensation levels was not applicable for 2008 and 2007 due to the Company amending the plan to freeze the cash balance benefit as described above.
The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2008	2007
Discount rate	6.30%	5.75%
Rate of compensation increase	N/A	N/A
Expected long term rate of return on plan assets	8.00%	8.00%
Measurement date	12/31/2008	9/30/2007
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
Plan Assets
The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset categories, are as follows:

Asset Category	2008	2007
Equity securities	49%	63%
Fixed income securities	49%	35%
Cash	2%	2%

Total	100%	100%

The defined benefit pension plan’s investment strategy is to achieve a real long-term rate of return over inflation resulting from income, capital gains, or both which assist the plan in meeting its long term objectives. Investment management of plan assets is in accordance with the Plan’s Investment Policy which includes a targeted asset allocation as follows:

Target
Asset Category	Allocation
Equity securities	60%
Fixed income securities	35%
Cash	5%

Total	100%

Periodically, and based on market conditions, the entire account is rebalanced to maintain the desired allocation and the Investment Policy is reviewed. Within each asset class, plan assets are allocated to various investment styles. Professional managers manage all assets of the Plan and professional advisors assist the Plan in the attainment of its objectives.

Expected Contributions and Benefit Payments
The Company expects to contribute $4.3 million to its defined benefit pension plan in 2009. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2009	$3,734
2010	2,506
2011	3,081
2012	2,671
2013	4,480
2014 - 2018	22,166

Total	$38,638

Other Information
The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2008, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $11.3 million.
The Company’s accrued cost related to its qualified and non-qualified retirement plans of $38.6 million and $23.7 million at December 31, 2008 and 2007, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2008 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2007 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.1 million, net of taxes of $2.9 million. The 2006 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $3.2 million, net of taxes of $3.0 million. The 2008, 2007 and 2006 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
The net loss recognized in other comprehensive income for the year ended December 31, 2008 was $20.0 million. Included in accumulated other comprehensive loss at December 31, 2008 are unrecognized actuarial losses of $37.0 million ($23.7 million net of tax) that have not yet been recognized in net periodic pension expense. The net gain and settlement loss recognized in other comprehensive income for the year ended December 31, 2007 was $6.9 million and $1.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2007 are unrecognized actuarial losses of $17.0 million ($10.9 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $3.9 million.
The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributes an amount equal to the lesser of one-half of the amount of the employee’s contribution or 3% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 4% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $6.8 million, $6.9 million, and $8.1 million for 2008, 2007 and 2006, respectively.
In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 5% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.3 million, $0.3 million, and $0.6 million for 2008, 2007 and 2006, respectively.

14. Postretirement Benefits Other Than Pensions
As further discussed in Note 13, on December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting the recognition and disclosure provisions of SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. During the year ended December 31, 2008, the Company adopted the measurement date provisions of SFAS 158 with respect to the postretirement benefit plans by changing the measurement date for the fair value of the plan’s benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefits obligation related to its postretirement benefit plans, which was accounted for as a $0.1 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of the measurement date provisions of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2008, or for any prior period presented, and it will not affect the Company’s operating results in future periods.
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
The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2008	2007
Benefit obligation at beginning of year	$19,541	$20,247
Service cost	110	108
Interest cost	1,500	1,137
Actuarial loss (gain)	496	(1,186)
Benefits paid	(1,178)	(765)

Benefit obligation at end of year	$20,469	$19,541

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2008	2007	2006
Service cost	$110	$108	$191
Interest cost	1,500	1,137	1,031
Recognized net actuarial loss	—	40	—
Amortization of prior service credit	—	(97)	(979)
Amortization of curtailment gain	(305)	(244)	(244)
Adjustment to retained earnings for adoption of measurement date provisions of SFAS No. 158	(261)	—	—

Net postretirement benefit expense	$1,044	$944	$(1)

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2008	2007
Discount rate	6.10%	6.30%
Measurement date	12/31/2008	9/30/2007

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2008	2007
Discount rate	6.30%	5.75%
Measurement date	12/31/2008	9/30/2007
The health care cost trend is projected to be 7.7% in 2009, declining each year thereafter to an ultimate level trend rate of 4.5% per year for 2018 and beyond for the pre-65 age group, and 9.6% in 2009, declining each year thereafter to an ultimate level trend rate of 5.5% per year for 2018 and beyond for the post-65 age group. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2008 by approximately 10% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 9%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 8%.
The Company expects to contribute $1.0 million to the plan in 2009. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2009	$1,028
2010	1,170
2011	1,285
2012	1,404
2013	1,509
2014-2018	8,789

Total	$15,185

The net loss and curtailment gain recognized in other comprehensive income for the year-ended December 31, 2008 was $0.5 million and $0.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $1.5 million ($1.0 million net of tax) and unrecognized curtailment gains of $0.8 million ($0.5 million net of tax). The net gain, prior service credit, and curtailment gain recognized in other comprehensive income for the year-ended December 31, 2007 was $1.3 million, $0.1 million, and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $1.1 million ($0.7 million net of tax) and unrecognized curtailment gains of $1.1 million ($0.7 million net of tax). The curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.2 million.
The Company amended the plans effective December 31, 2001 such that only retirees currently receiving benefits under the plans and active employees whose age plus years of service total at least 60 and who have at least 10 years of service as of December 31, 2001 remain eligible. The amendment and curtailment of the plans were recorded in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and related interpretations.
15. Goodwill and Intangibles
As further discussed in Note 1, the Company performs an annual review of goodwill for impairment in accordance with SFAS 142. At December 31, 2008, the carrying amount of the Company’s goodwill was $6.9 million and is associated with one reporting unit within its Opry and Attractions segment. The fair value of this reporting unit was estimated by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on observable market data to the extent available. The discount rate utilized in this analysis was estimated based on market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. Based on the results of this annual impairment review at December 31, 2008, no impairment charges on goodwill were recorded for the year ended December 31, 2008.

As further discussed in Note 2, the Company recorded an impairment charge during 2006 of $85.0 million in discontinued operations to write down the carrying value of goodwill at certain reporting units of ResortQuest to its implied fair value. In addition, as a result of a significant adverse change in the business climate at one of the markets of its ResortQuest business during the third quarter of 2006, the Company assessed the recoverability of the carrying value of certain long lived assets in this market and recorded an impairment loss of $0.8 million related to goodwill in discontinued operations.
The carrying amount of indefinite lived intangible assets not subject to amortization in continuing operations was $1.5 million at December 31, 2008 and 2007. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at December 31, 2008 and 2007. The related accumulated amortization of intangible assets in continuing operations was $0.9 million at December 31, 2008 and 2007. The amortization expense related to intangibles from continuing operations during the years ended December 31, 2008, 2007, and 2006 was $53,000, $54,000, and $60,000, respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2009	$57
2010	42
2011	12
2012	3
2013	3

$117

16. Fair Value Measurements
In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 during the first quarter of 2008. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
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
As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in connection with the Company’s non-qualified contributory deferred compensation plan.
The Company’s interest rate and natural gas derivative instruments consist of over-the-counter (“OTC”) swap contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on dealer quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 13 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Fixed to variable interest rate swaps	$6,235	$—	$6,235	$—
Deferred compensation plan investments	10,086	10,086	—	—

Total assets measured at fair value	$16,321	$10,086	$6,235	$—

Variable to fixed natural gas swaps	$1,606	$—	$1,606	$—
Variable to fixed interest rate swaps	28,489	—	28,489	—

Total liabilities measured at fair value	$30,095	$—	$30,095	$—

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
17. Financial Reporting By Business Segments
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Radisson Hotel at Opryland and, commencing in April 2008, the Gaylord National Resort and Convention Center, as well as the Company’s ownership interests in two joint ventures;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses, as well as, prior to May 31, 2007, its ownership interests in certain entities.

The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes. As further discussed in Note 2, the Company disposed of its ResortQuest segment during the second quarter of 2007. The results of operations of the ResortQuest segment have been reflected as discontinued operations for all periods presented.

	2008	2007	2006
REVENUES:
Hospitality	$848,332	$669,743	$645,437
Opry and Attractions	82,125	77,769	76,580
Corporate and Other	412	211	255

Total revenues	$930,869	$747,723	$722,272

DEPRECIATION AND AMORTIZATION:
Hospitality	$97,229	$65,369	$64,502
Opry and Attractions	4,894	5,500	5,663
Corporate and Other	7,651	6,480	4,903

Total depreciation and amortization	$109,774	$77,349	$75,068

OPERATING INCOME:
Hospitality	$124,828	$110,126	$99,080
Opry and Attractions	5,641	6,600	5,014
Corporate and Other	(54,549)	(56,026)	(53,332)
Preopening costs	(19,190)	(17,518)	(7,174)
Impairment Charges	(19,264)	—	—

Total operating income	37,466	43,182	43,588

Interest expense, net of amounts capitalized	(64,069)	(38,536)	(72,473)
Interest income	12,689	3,234	2,088
Unrealized gain on Viacom stock and CBS stock	—	6,358	38,337
Unrealized gain (loss) on derivatives	—	3,121	(16,618)
Loss (income) from unconsolidated companies	(746)	964	10,565
Gain from extinguishment of debt	19,862	—	—
Other gains and (losses)	453	146,330	3,280

Income before provision for income taxes and discontinued operations	$5,655	$164,653	$8,767

IDENTIFIABLE ASSETS:
Hospitality	$2,361,205	$2,121,321
Opry and Attractions	73,605	74,950
Corporate and Other	125,372	151,436
Discontinued operations	197	797

Total identifiable assets	$2,560,379	$2,348,504

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands):

	2008	2007	2006
CAPITAL EXPENDITURES:
Hospitality	$390,278	$552,488	$264,076
Opry and Attractions	3,974	1,696	2,153
Corporate and other	904	24,631	15,820

Total capital expenditures	$395,156	$578,815	$282,049

18. Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data as revised for the fiscal years ended December 31, 2008 and 2007 (amounts in thousands, except per share data).
The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$195,235	$258,269	$226,733	$250,632
Depreciation and amortization	21,211	28,998	29,619	29,946
Operating (loss) income	(6,612)	28,868	6,794	8,416
(Loss) income before income taxes and discontinued operations	(9,572)	13,630	(9,809)	11,406
(Benefit) provision for income taxes	(2,724)	5,082	(3,303)	1,991
(Loss) income from continuing operations	(6,848)	8,548	(6,506)	9,415
(Loss) income from discontinued operations, net of taxes	(458)	239	986	(1,012)
Net (loss) income	(7,306)	8,787	(5,520)	8,403
Net (loss) income per share	(0.18)	0.22	(0.14)	0.21
Net (loss) income per share — assuming dilution	(0.18)	0.21	(0.14)	0.20

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$182,358	$189,381	$166,920	$209,064
Depreciation and amortization	19,460	19,303	19,024	19,562
Operating income	10,600	19,386	2,570	10,626
Income before income taxes and discontinued operations	3,065	153,247	685	7,656
Provision (benefit) for income taxes	2,408	59,631	(1,511)	2,137
Income from continuing operations	657	93,616	2,196	5,519
Income (loss) from discontinued operations, net of taxes	2,807	13,226	(4,349)	(1,761)
Net income (loss)	3,464	106,842	(2,153)	3,758
Net income (loss) per share	0.09	2.61	(0.05)	0.09
Net income (loss) per share — assuming dilution	0.09	2.52	(0.05)	0.09
During the second quarter of 2007, the Company disposed of the remainder of its ResortQuest business. The results of operations, net of taxes, of ResortQuest have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented. As a result, revenues, depreciation and amortization, operating income, income before income taxes and discontinued operations, provision for income taxes, income from continuing operations, and income from discontinued operations, net of taxes, for the three months ended March 31, 2007 increased (decreased) as follows:

2007
First
Quarter
Revenues	$(57,483)
Depreciation and amortization	(2,401)
Operating income	(1,734)
Income before income taxes and discontinued operations	(1,696)
Provision for income taxes	1,111
Income from continuing operations	(2,807)
Gain from discontinued operations, net of taxes	2,807

As discussed in Note 5, during the second quarter of 2008, the Company terminated its purchase agreement to acquire the assets related to the La Cantera Resort. As a result, the Company recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
As discussed in Note 7, during the fourth quarter of 2008, the Company repurchased $45.8 million in aggregate principal amount of its outstanding senior notes for $25.6 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pretax gain of $19.9 million as a result of the repurchase, which is recorded in gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 5, during the fourth quarter of 2008, the Company terminated its plans to develop a resort and convention hotel in Chula Vista, California. As a result, the Company incurred a non-cash impairment charge of approximately $4.7 million to write off certain costs that were capitalized in connection with the Chula Vista project.
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
As discussed in Note 6, on May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash. The Company recognized a pre-tax gain of $140.3 million from the sale of its interest in Bass Pro Group, LLC, which was recorded in other gains and losses in the second quarter of 2007.
19. Subsequent Events
During January and February, 2009, the Company repurchased $43.8 million in aggregate principal amount of its outstanding senior notes ($33.8 million of 8% Senior Notes and $10.0 million of 6.75% Senior Notes) for $33.1 million. After adjusting for accrued interest and the write-off of $0.6 million in deferred financing costs, the Company will record a pretax gain of $11.0 million as a result of the repurchase, which will be recorded as a gain on extinguishment of debt in the Company’s consolidated statement of operations in the first quarter of 2009.
In February 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 335 employee positions, which included positions in all segments of the organization. As a result, the Company will recognize approximately $4.5 million in severance costs in the first quarter of 2009.
20. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008:

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$12,054	$931,746	$—	$(12,931)	$930,869
Operating expenses:
Operating costs	36	567,316	—	(986)	566,366
Selling, general and administrative	18,720	160,262	—	(173)	178,809
Management fees	—	11,772	—	(11,772)	—
Preopening costs	—	19,190	—	—	19,190
Impairment and other charges	16,765	2,499	—	—	19,264
Depreciation and amortization	5,576	104,198	—	—	109,774

Operating (loss) income	(29,043)	66,509	—	—	37,466
Interest expense, net	(80,615)	(135,667)	(448)	152,661	(64,069)
Interest income	29,875	116,879	18,596	(152,661)	12,689
Loss from unconsolidated companies	—	(746)	—	—	(746)
Gain on extinguishment of debt	19,862	—	—	—	19,862
Other gains and (losses)	925	(472)	—	—	453

(Loss) income before income taxes and discontinued operations	(58,996)	46,503	18,148	—	5,655
(Benefit) provision for income taxes	(22,424)	17,397	6,073	—	1,046
Equity in subsidiaries’ earnings, net	(40,936)	—	—	40,936	—

Income from continuing operations	4,364	29,106	12,075	(40,936)	4,609
Gain (loss) from discontinued operations, net	—	35	(280)	—	(245)

Net income	$4,364	$29,141	$11,795	$(40,936)	$4,364

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$26	$748,275	$—	$(578)	$747,723
Operating expenses:
Operating costs	—	449,510	—	(535)	448,975
Selling, general and administrative	19,052	141,690	—	(43)	160,699
Preopening costs	—	17,518	—	—	17,518
Depreciation and amortization	6,022	71,327	—	—	77,349

Operating (loss) income	(25,048)	68,230	—	—	43,182
Interest expense, net	(80,763)	(117,991)	(10,984)	171,202	(38,536)
Interest income	22,022	134,805	17,609	(171,202)	3,234
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
Income from unconsolidated companies	—	(730)	1,694	—	964
Other gains and (losses)	5,513	(159)	140,976	—	146,330

(Loss) income before income taxes and discontinued operations	(68,797)	84,155	149,295	—	164,653
(Benefit) provision for income taxes	(34,231)	42,321	54,575	—	62,665
Equity in subsidiaries’ (earnings) losses, net	(146,477)	—	—	146,477	—

Income from continuing operations	111,911	41,834	94,720	(146,477)	101,988
Income from discontinued operations, net	—	—	9,923	—	9,923

Net income	$111,911	$41,834	$104,643	$(146,477)	$111,911

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$81,541	$689,332	$—	$(48,601)	$722,272
Operating expenses:
Operating costs	24,920	418,326	—	(567)	442,679
Selling, general and administrative	48,628	105,257	—	(122)	153,763
Management fees	—	47,912	—	(47,912)	—
Preopening costs	—	7,174	—	—	7,174
Depreciation and amortization	7,720	67,348	—	—	75,068

Operating income	273	43,315	—	—	43,588
Interest expense, net	(84,310)	(62,583)	(5,772)	80,192	(72,473)
Interest income	68,854	5,523	7,903	(80,192)	2,088
Unrealized gain on Viacom stock and CBS stock	38,337	—	—	—	38,337
Unrealized loss on derivatives	(16,618)	—	—	—	(16,618)
(Loss) Income from unconsolidated companies	—	(1,687)	12,252	—	10,565
Other gains and (losses)	3,849	(569)	—	—	3,280

Income (loss) before income taxes and discontinued operations	10,385	(16,001)	14,383	—	8,767
(Benefit) provision for income taxes	(5,376)	3,132	6,233	—	3,989
Equity in subsidiaries’ (earnings) losses, net	95,196	—	—	(95,196)	—

(Loss) income from continuing operations	(79,435)	(19,133)	8,150	95,196	4,778
(Loss) gain from discontinued operations, net	—	(84,416)	203	—	(84,213)

Net (loss) income	$(79,435)	$(103,549)	$8,353	$95,196	$(79,435)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$(5,724)	$6,767	$—	$—	$1,043
Cash and cash equivalents — restricted	1,165	—	—	—	1,165
Trade receivables, net	—	49,114	—	—	49,114
Deferred income taxes	3,735	1,749	782	—	6,266
Other current assets	6,451	44,468	—	(126)	50,793
Intercompany receivables, net	257,148	—	259,008	(516,156)	—
Current assets of discontinued operations	—	—	197	—	197

Total current assets	262,775	102,098	259,987	(516,282)	108,578
Property and equipment, net	49,550	2,178,024	—	—	2,227,574
Notes receivable, net of current portion	—	146,866	—	—	146,866
Intangible assets, net of accumulated amortization	—	121	—	—	121
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,910,692	331,761	—	(2,241,322)	1,131
Estimated fair value of derivative assets	6,235	—	—	—	6,235
Long-term deferred financing costs	18,888	—	—	—	18,888
Other long-term assets	20,946	21,645	—	—	42,591

Total assets	$2,269,086	$2,788,910	$259,987	$(2,757,604)	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,160	$744	$—	$—	$1,904
Accounts payable and accrued liabilities	15,506	153,569	(630)	(290)	168,155
Estimated fair value of derivative liabilities	1,606	—	—	—	1,606
Intercompany payables, net	—	439,455	76,701	(516,156)	—
Current liabilities of discontinued operations	—	—	1,329	—	1,329

Total current liabilities	18,272	593,768	77,400	(516,446)	172,994
Long-term debt and capital lease obligations, net of current portion	1,258,894	2,103	—	—	1,260,997
Deferred income taxes	(40,713)	104,839	(1,470)	—	62,656
Estimated fair value of derivative liabilities	28,489	—	—	—	28,489
Other long-term liabilities	84,666	46,750	(2)	164	131,578
Long-term liabilities of discontinued operations	—	1	445	—	446
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	711,444	2,258,043	6,322	(2,264,365)	711,444
Retained earnings	251,010	(218,981)	177,290	25,432	234,751
Other stockholders’ equity	(43,385)	—	—	—	(43,385)

Total stockholders’ equity	919,478	2,041,449	183,614	(2,241,322)	903,219

Total liabilities and stockholders’ equity	$2,269,086	$2,788,910	$259,987	$(2,757,604)	$2,560,379

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$17,156	$6,436	$—	$—	$23,592
Cash and cash equivalents — restricted	1,216	—	—	—	1,216
Trade receivables, net	1	31,370	—	—	31,371
Deferred income taxes	5,350	2,399	(60)	—	7,689
Other current assets	7,522	22,784	—	(126)	30,180
Intercompany receivables, net	15,592	—	243,466	(259,058)	—
Current assets of discontinued operations	—	—	797		797

Total current assets	46,837	62,989	244,203	(259,184)	94,845
Property and equipment, net	55,847	2,140,417	—	—	2,196,264
Intangible assets, net of accumulated amortization	—	174	—	—	174
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,869,756	334,773	—	(2,200,386)	4,143
Estimated fair value of derivative assets	2,043	—	—	—	2,043
Long-term deferred financing costs	14,621	—	—	—	14,621
Other long-term assets	20,740	7,279	—	—	28,019
Long-term assets of discontinued operations	—	—	—	—	—

Total assets	$2,009,844	$2,554,027	$244,203	$(2,459,570)	$2,348,504

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,368	$690	$—	$—	$2,058
Accounts payable and accrued liabilities	24,022	217,286	(190)	(291)	240,827
Intercompany payables, net	—	188,829	70,229	(259,058)	—
Current liabilities of discontinued operations	—	—	2,760	—	2,760

Total current liabilities	25,390	406,805	72,799	(259,349)	245,645
Long-term debt and capital lease obligations, net of current portion	977,157	1,885	—	—	979,042
Deferred income taxes	(18,339)	93,593	(1,592)	—	73,662
Other long-term liabilities	67,885	39,436	635	165	108,121
Long-term liabilities of discontinued operations	—	—	542	—	542
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	413	2,387	2	(2,389)	413
Additional paid-in capital	721,196	2,258,043	6,322	(2,264,365)	721,196
Retained earnings	247,017	(248,122)	165,495	66,368	230,758
Other stockholders’ equity	(10,875)	—	—	—	(10,875)

Total stockholders’ equity	957,751	2,012,308	171,819	(2,200,386)	941,492

Total liabilities and stockholders’ equity	$2,009,844	$2,554,027	$244,203	$(2,459,570)	$2,348,504

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(286,964)	$409,364	$844	$—	$123,244
Net cash used in discontinued operating activities	—	—	(1,003)	—	(1,003)

Net cash (used in) provided by operating activities	(286,964)	409,364	(159)	—	122,241

Purchases of property and equipment	(2,967)	(392,189)	—	—	(395,156)
Investments in unconsolidated companies	—	(30)	—	—	(30)
Proceeds from sales of assets	11	34	—	—	45
Collection of note receivable	—	622	—	—	622
Other investing activities	(2,476)	(16,564)	—	—	(19,040)

Net cash used in investing activities — continuing operations	(5,432)	(408,127)	—	—	(413,559)
Net cash provided by investing activities — discontinued operations	—	—	159	—	159

Net cash (used in) provided by investing activities	(5,432)	(408,127)	159	—	(413,400)

Net borrowings under credit facility	324,500	—	—	—	324,500
Repayment of long-term debt	(1,000)	—	—	—	(1,000)
Repurchases of senior notes	(25,636)	—	—	—	(25,636)
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Deferred financing costs paid	(10,753)	—	—	—	(10,753)
Proceeds from exercise of stock option and purchase plans	1,859	—	—	—	1,859
Excess tax benefit from stock-based compensation	859	—	—	—	859
Decrease in restricted cash and cash equivalents	51	—	—	—	51
Other financing activities, net	(365)	(906)	—	—	(1,271)

Net cash provided by (used in) financing activities — continuing operations	269,516	(906)	—	—	268,610

Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	269,516	(906)	—	—	268,610

Net change in cash and cash equivalents	(22,880)	331	—	—	(22,549)

Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$(5,724)	$6,767	$—	$—	$1,043

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(242,177)	$586,438	$(333,715)	$—	$10,546
Net cash provided by discontinued operating activities	—	—	16,153	—	16,153

Net cash (used in) provided by operating activities	(242,177)	586,438	(317,562)	—	26,699

Purchases of property and equipment	(3,514)	(575,301)	—	—	(578,815)
Deposit on potential acquisition of business	—	(10,000)	—	—	(10,000)
Investments in unconsolidated companies	—	(775)	—	—	(775)
Returns of investment in unconsolidated companies	—	870	—	—	870
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Proceeds from sale of assets	5,034	81	—	—	5,115
Collection of note receivable	—	599	—	—	599
Other investing activities	(3,089)	(1,612)	—	—	(4,701)

Net cash (used in) provided by investing activities — continuing operations	(1,569)	(586,138)	221,527	—	(366,180)

Net cash provided by investing activities — discontinued operations	—	—	115,400	—	115,400

Net cash (used in) provided by investing activities	(1,569)	(586,138)	336,927	—	(250,780)

Net borrowings under credit facility	223,000	—	—	—	223,000
Repayment of long-term debt	(1,000)	—	—	—	(1,000)
Deferred financing costs paid	(4,042)	—	—	—	(4,042)
Proceeds from exercise of stock option and purchase plans	12,573	—	—	—	12,573
Excess tax benefit from stock-based compensation	2,078	—	—	—	2,078
Decrease in restricted cash and cash equivalents	7	43	—	—	50
Other financing activities, net	(363)	(614)	—	—	(977)

Net cash provided by (used in) financing activities — continuing operations	232,253	(571)	—	—	231,682

Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash provided by (used in) financing activities	232,253	(571)	(19,365)	—	212,317

Net change in cash and cash equivalents	(11,493)	(271)	—	—	(11,764)
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$17,156	$6,436	$—	$—	$23,592

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(162,580)	$269,767	$—	$—	$107,187
Net cash provided by discontinued operating activities	—	11,483	—	—	11,483

Net cash (used in) provided by operating activities	(162,580)	281,250	—	—	118,670

Purchases of property and equipment	(15,554)	(266,495)	—	—	(282,049)
Investments in unconsolidated companies	—	(6,587)	—	—	(6,587)
Returns of investment in unconsolidated companies	—	2,228	—	—	2,228
Proceeds from sale of assets	—	63	—	—	63
Collection of note receivable	—	381	—	—	381
Other investing activities	(4,087)	(1,037)	—	—	(5,124)

Net cash used in investing activities — continuing operations	(19,641)	(271,447)	—	—	(291,088)
Net cash used in investing activities — discontinued operations	—	(14,783)	—	—	(14,783)

Net cash used in investing activities	(19,641)	(286,230)	—	—	(305,871)

Net borrowings under credit facility	155,000	—	—	—	155,000
Repayment of long term debt	(1,000)	—	—	—	(1,000)
Proceeds from exercise of stock option and purchase plans	13,028	—	—	—	13,028
Excess tax benefit from stock-based compensation	2,771	—	—	—	2,771
Increase in restricted cash and cash equivalents	(22)	—	—	—	(22)
Other financing activities, net	(438)	(578)	—	—	(1,016)

Net cash provided by (used in) financing activities — continuing operations	169,339	(578)	—	—	168,761
Net cash provided by financing activities — discontinued operations	—	8,020	—	—	8,020

Net cash provided by financing activities	169,339	7,442	—	—	176,781

Net change in cash and cash equivalents	(12,882)	2,462	—	—	(10,420)
Cash and cash equivalents at beginning of year	41,757	4,019	—	—	45,776

Cash and cash equivalents at end of year	$28,875	$6,481	$—	$—	$35,356

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders of Gaylord Entertainment Company:
We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 27, 2009 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 27, 2009

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2008
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges - discontinuing operations	$16	$—	$—	$—	$16
2007 restructuring charges - discontinuing operations	44	262	—	306	—

	$60	$262	$—	$306	$16

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2007
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges - discontinuing operations	$158	$—	$—	$142	$16
2007 restructuring charges - discontinuing operations	—	805	—	761	44

	$158	$805	$—	$903	$60

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2006
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges - discontinuing operations	$162	$19	$—	$23	$158
2005 restructuring charges - discontinuing operations	192	74	—	266	—

Total	$354	$93	$—	$289	$158

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1†	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 (File No. 1-13079)).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4.4	Indenture, dated as of November 12, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 8% Senior Notes Due 2013 (the “8% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2003 (File No. 1-13079)).

4.5	First Supplemental Indenture, dated as of November 20, 2003, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated January 9, 2004 (File No. 333-111812)).

4.6	Second Supplemental Indenture, dated as of November 29, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.7	Third Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.8	Fourth Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.9	Fifth Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

4.10	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.11	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).

4.12	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.13	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

4.14	Rights Agreement, dated as of August 12, 2008, between the Company and Computershare Trust Company, N.A., as Rights

EXHIBIT
NUMBER	DESCRIPTION
Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August, 31, 2008).

10.1†	Second Amended and Restated Credit Agreement, dated as of July 25, 2008, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2008 (File No. 1-13079)).

10.2	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.3	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.4	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

10.6	Non-Negotiable Promissory Note dated February 22, 2005 in favor of Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.7	Consent Agreement dated February 22, 2005 by and among the NHL, Nashville Hockey Club Limited Partnership, the Company and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.8	Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 5, 2006, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006, Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 11, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007, Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 7, 2008, and Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2008 (File No. 1-13079)).

10.9†	Stock Purchase Agreement, dated as of April 18, 2007, by and among the Company, ResortQuest International, Inc. Vacation Holdings Hawaii, Inc., and Interval Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2007 (File No. 1-13079)).

10.10†	Purchase and Sale Agreement, dated as of November 19, 2007, by and among the Company, LCWW Partners and La Cantera Development Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 1-13079)).

10.11	Amendment Number 1 to Agreement of Purchase and Sale dated as of January 21, 2008, by and among Gaylord Entertainment Company, LCWW Partners and La Cantera Development Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2008 (File No. 1-13079)).

10.12#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.13#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.14#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10.15#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.16#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.17#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.18#	Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).

10.19#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.20#	Form of Employment Agreement of each of David C. Kloeppel and John Caparella, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.21#	Form of Employment Agreement of each of Carter R. Todd and Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.22#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.23#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10.24#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.25#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.26#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).

10.27*#	Summary of Director and Executive Officer Compensation.

10.28#	Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).

10.29#	Amendment No. 1 to Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10.30#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10.31#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10.32#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006)

10.33#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10.34#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008).

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Management contract or compensatory plan or arrangement.