Form 10-Q
period 2009-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2009-05-08
CIK 1040829

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, $.01 par value	40,953,730 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2009
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$212,319	$195,235

Operating expenses:
Operating costs	131,365	113,489
Selling, general and administrative	44,861	39,541
Preopening costs	—	15,575
Impairment and other charges	—	12,031
Depreciation and amortization	28,071	21,211

Operating income (loss)	8,022	(6,612)

Interest expense, net of amounts capitalized	(18,600)	(3,579)
Interest income	3,846	324
Income from unconsolidated companies	129	236
Gain on extinguishment of debt	16,557	—
Other gains and (losses), net	(150)	59

Income (loss) before provision (benefit) for income taxes	9,804	(9,572)

Provision (benefit) for income taxes	6,286	(2,724)

Income (loss) from continuing operations	3,518	(6,848)

Loss from discontinued operations, net of income taxes	(91)	(458)

Net income (loss)	$3,427	$(7,306)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.17)
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)

Net income (loss)	$0.08	$(0.18)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.17)
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)

Net income (loss)	$0.08	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$19,994	$1,043
Cash and cash equivalents — restricted	1,165	1,165
Trade receivables, less allowance of $936 and $2,016, respectively	61,043	49,114
Deferred income taxes	5,371	6,266
Other current assets	51,295	50,793
Current assets of discontinued operations	63	197

Total current assets	138,931	108,578

Property and equipment, net of accumulated depreciation	2,214,018	2,227,574
Notes receivable, net of current portion	137,918	146,866
Intangible assets, net of accumulated amortization	107	121
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	1,259	1,131
Estimated fair value of derivative assets	5,000	6,235
Long-term deferred financing costs	16,993	18,888
Other long-term assets	42,100	42,591

Total assets	$2,564,721	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,938	$1,904
Accounts payable and accrued liabilities	154,357	168,155
Estimated fair value of derivative liabilities	1,907	1,606
Current liabilities of discontinued operations	1,369	1,329

Total current liabilities	159,571	172,994

Long-term debt and capital lease obligations, net of current portion	1,274,685	1,260,997
Deferred income taxes	68,136	62,656
Estimated fair value of derivative liabilities	28,881	28,489
Other long-term liabilities	126,165	131,578
Long-term liabilities of discontinued operations	448	446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,939 and 40,916 shares issued and outstanding, respectively	409	409
Additional paid-in capital	716,824	711,444
Treasury stock of 385 shares, at cost	(4,599)	—
Retained earnings	238,178	234,751
Accumulated other comprehensive loss	(43,977)	(43,385)

Total stockholders’ equity	906,835	903,219

Total liabilities and stockholders’ equity	$2,564,721	$2,560,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$3,427	$(7,306)
Amounts to reconcile net income (loss) to net cash flows used in operating activities:
Loss from discontinued operations, net of taxes	91	458
Income from unconsolidated companies	(129)	(236)
Impairment and other charges	—	12,031
Provision (benefit) for deferred income taxes	7,573	(3,441)
Depreciation and amortization	28,071	21,211
Amortization of deferred financing costs	1,138	997
Stock-based compensation expense	1,752	2,946
Excess tax benefit from stock-based compensation	—	(830)
Gain on extinguishment of debt	(16,557)	—
Loss on sales of assets	236	32
Changes in (net of acquisitions and divestitures):
Trade receivables	(11,929)	(27,911)
Interest receivable	(3,741)	—
Accounts payable and accrued liabilities	(10,221)	5,659
Other assets and liabilities	(4,392)	(9,445)

Net cash flows used in operating activities — continuing operations	(4,681)	(5,835)
Net cash flows provided by operating activities — discontinued operations	5	7

Net cash flows used in operating activities	(4,676)	(5,828)

Cash Flows from Investing Activities:
Purchases of property and equipment	(21,821)	(162,442)
Collection of notes receivable	12,715	154
Other investing activities	(344)	(1,920)

Net cash flows used in investing activities — continuing operations	(9,450)	(164,208)
Net cash flows used in investing activities — discontinued operations	—	(122)

Net cash flows used in investing activities	(9,450)	(164,330)

Cash Flows from Financing Activities:
Net borrowings under credit facility	75,000	182,000
Repurchases of senior notes	(37,180)	—
Purchases of Company’s common stock	—	(19,999)
Purchases of treasury stock	(4,599)	—
Excess tax benefit from stock-based compensation	—	830
Increase in restricted cash and cash equivalents	—	(20)
Other financing activities, net	(144)	(362)

Net cash flows provided by financing activities — continuing operations	33,077	162,449
Net cash flows used in financing activities — discontinued operations	—	—

Net cash flows provided by financing activities	33,077	162,449

Net change in cash and cash equivalents	18,951	(7,709)
Cash and cash equivalents — unrestricted, beginning of period	1,043	23,592

Cash and cash equivalents — unrestricted, end of period	$19,994	$15,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities during the first quarter of 2009. The adoption of this statement with respect to non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 16 for additional disclosures.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. SFAS 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” This statement is effective prospectively and the Company adopted the provisions of this statement in the first quarter of 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this statement in the first quarter of 2009, and the adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10 for additional disclosures.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 08-6, “Accounting for Equity Method Investments” (“EITF 08-6”). EITF 08-6 concludes that an equity method investment should be recognized by using a cost accumulation model. In addition, equity method investments as a whole should be assessed for other-than-temporary impairment. The Company adopted the provisions of this statement in the first quarter of 2009, and the adoption of EITF 08-6 did not have a material impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), which extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. With the issuance of FSP FAS 107-1 and APB 28-1, the Company will now be required to disclose, on a quarterly basis, fair value information for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for the Company in the second quarter of 2009.
3. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Weighted average shares outstanding	40,906	41,246
Effect of dilutive stock options	216	—

Weighted average shares outstanding — assuming dilution	41,122	41,246

The Company had approximately 5,266,000 and 2,947,000 stock-based compensation awards outstanding as of March 31, 2009 and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, as the effect of their inclusion would be anti-dilutive.
In addition, for the three months ended March 31, 2008, the effect of dilutive stock options was the equivalent of approximately 582,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2008, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net income (loss)	$3,427	$(7,306)
Unrealized (loss) gain on natural gas swaps, net of deferred income taxes	(224)	518
Unrealized loss on interest rate swaps, net of deferred income taxes	(302)	(2,756)
Other	(66)	—

Comprehensive income (loss)	$2,835	$(9,544)

A rollforward of the amounts included in comprehensive income (loss) related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the three months ended March 31, 2009 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2008	$(18,258)	$(867)	$(19,125)
2009 changes in fair value	(302)	(224)	(526)
Reclassification to earnings	—	—	—

Balance at March 31, 2009	$(18,560)	$(1,091)	$(19,651)

5. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at March 31, 2009 and December 31, 2008 is recorded at cost and summarized as follows:

	March 31,	December 31,
(in thousands)	2009	2008
Land and land improvements	$210,145	$198,169
Buildings	2,179,814	2,180,232
Furniture, fixtures and equipment	498,864	510,358
Construction in progress	47,423	47,234

	2,936,246	2,935,993
Accumulated depreciation	(722,228)	(708,419)

Property and equipment, net	$2,214,018	$2,227,574

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations was $26.4 million and $20.2 million for the three months ended March 31, 2009 and 2008, respectively.
6. NOTES RECEIVABLE:
In connection with the development of the Gaylord National Resort and Convention Center (“Gaylord National”), Prince George’s County, Maryland (“the County”) issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by the County in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The

Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively.
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
During the three months ended March 31, 2009, the Company recorded interest income of $3.7 million on these bonds, which included $3.1 million of interest that accrued on the bonds subsequent to their delivery to the Company and $0.6 million related to amortization of the discount on the bonds. The Company received a payment of $12.6 million during the three months ended March 31, 2009 relating to this note receivable.
7. IMPAIRMENT AND OTHER CHARGES:
On April 15, 2008, the Company terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that it did not obtain satisfactory financing. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, the Company forfeited a $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million during the three months ended March 31, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
8. DISCONTINUED OPERATIONS:
The Company has reflected the following business as discontinued operations, consistent with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS 144 for all periods presented.
ResortQuest
During the second quarter of 2007, in a continued effort to focus on its Gaylord Hotel and Opry and Attractions businesses, the Company committed to a plan of disposal of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. The Company recognized a pretax gain of $50.0 million related to the sale of ResortQuest Hawaii during 2007.

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
The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating loss:
ResortQuest	$(240)	$(487)
Other	16	—
Restructuring charges	—	(178)

Total operating loss	(224)	(665)

Interest expense	(1)	—

Other gains and (losses):
ResortQuest	—	(123)
Other	45	50

Loss before benefit for income taxes	(180)	(738)

Benefit for income taxes	(89)	(280)

Loss from discontinued operations	$(91)	$(458)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	March 31,	December 31,
(in thousands)	2009	2008
Current assets:
Other current assets	$63	$197

Total current assets	63	197

Total assets	$63	$197

Current liabilities:
Accounts payable and accrued liabilities	$1,369	$1,329

Total current liabilities	1,369	1,329

Other long-term liabilities	448	446

Total long-term liabilities	448	446

Total liabilities	$1,817	$1,775

9. DEBT:
Long-term debt and capitalized lease obligations at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
$1.0 Billion Credit Facility, interest and maturity as described below	$797,500	$722,500
Senior Notes, interest at 8.00%, maturing November 15, 2013	281,560	321,459
Senior Notes, interest at 6.75%, maturing November 15, 2014	187,700	207,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	2,000	2,000
Capital lease obligations	2,863	3,007
Fair value hedge effective for 8.00% Senior Notes	5,000	6,235

Total debt	1,276,623	1,262,901
Less amounts due within one year	(1,938)	(1,904)

Total long-term debt	$1,274,685	$1,260,997

$1.0 Billion Credit Facility
The Company entered into an Amended and Restated Credit Agreement effective March 23, 2007, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$1.0 Billion Credit Facility”). Prior to its refinancing on July 25, 2008, the $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At the Company’s election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on the Company’s borrowing base leverage. The Company entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. The Company terminated these swaps in connection with its refinancing of the $1.0 Billion Credit Facility. Interest on the Company’s borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. The Company was required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
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
As of March 31, 2009, the Company was in compliance with all of its covenants related to its debt. As of March 31, 2009, $797.5 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for the Company, which left $192.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
Repurchase of Senior Notes
During the three months ended March 31, 2009, the Company repurchased $59.9 million in aggregate principal amount of its outstanding senior notes ($39.9 million of 8% Senior Notes and $20.0 million of 6.75% Senior Notes) for $43.6 million, of which $6.4 million was accrued at March 31, 2009. After adjusting for accrued interest, the write-off of $0.8 million in deferred financing costs, and other costs, the Company recorded a pretax gain of $16.6 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
10. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. In accordance with SFAS 133(R), the Company designates certain interest rate swaps as cash flow hedges of variable rate borrowings, the remaining interest rate swaps as fair value hedges of fixed rate borrowings, and natural gas prices swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives are held for hedging purposes. A portion of the Company’s natural gas price swap contracts are considered economic hedges and do not qualify for hedge accounting under SFAS 133(R). The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period.
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $500.0 million, or 63%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the New $1.0 Billion Credit Facility. Therefore, the Company has designated these interest rate swap agreements as cash flow hedges under SFAS 133. As the terms of these derivatives match the terms of the underlying hedged items, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At March 31, 2009, the Company had twelve variable to fixed natural gas price swap contracts that mature from April 2009 to December 2009 with an aggregate notional amount of approximately 826,000 dekatherms. The Company has designated the majority of these interest rate swap agreements as cash flow hedges under SFAS 133. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis. As these terms are currently highly correlated, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
Fair Value Hedging Strategy
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in the same line item associated with the hedged item in current earnings (e.g., in “interest expense” when the hedged item is fixed-rate debt).
The Company has entered into two interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $125.0 million, or 44%, of the Company’s fixed rate debt outstanding under its 8% Senior Notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. This agreement involves the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreement mirror the terms of the 8% Senior Notes. Therefore, the Company has designated these interest rate swap agreements as fair value hedges under SFAS 133.

The counterparties under these swap agreements notified the Company that, as permitted by the agreements, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, each of the counterparties will pay a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Therefore, the Company has determined that the fair value of this interest rate swap is $5.0 million as of March 31, 2009. As a result of this termination, the Company will amortize the gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income and into earnings in the next twelve months is a gain of $0.8 million.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at March 31, 2009 and December 31, 2008 is as follows:

	Asset Derivatives		Liability Derivatives
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps — fair value hedges	$5,000	$6,235	$—	$—
Interest rate swaps — cash flow hedges	—	—	28,881	28,489
Natural gas swaps	—	—	1,749	1,382

Total derivatives designated as hedging instruments under SFAS 133	$5,000	$6,235	$30,630	$29,871

Derivatives not designated as hedging instruments under SFAS 133:
Natural gas swaps	$—	$—	$158	$224

Total derivatives not designated as hedging instruments under SFAS 133	$—	$—	$158	$224

Total derivatives	$5,000	$6,235	$30,788	$30,095

The effect of derivative instruments on the statement of operations for the three month period ended March 31, 2009 is as follows (in thousands):

Amount of
		Amount of			Gain (Loss)
Derivatives in	Location of Gain	Gain (Loss)	Hedged Items in	Location of Gain	Recognized in
SFAS 133 Fair	(Loss) Recognized in	Recognized in	SFAS 133 Fair	(Loss) Recognized in	Income on
Value Hedging	Income on	Income on	Value Hedge	Income on Related	Related
Relationships	Derivative	Derivative	Relationships	Hedged Item	Hedged Items
Interest rate swaps	Interest expense	$(1,235)	Fixed Rate Debt	Interest expense	$1,235

				Amount of Gain (Loss)
		Location of Gain (Loss)	Amount of Gain	Recognized in Income on
Derivatives in	Amount of Gain (Loss)	Reclassified from	(Loss) Reclassified	Derivative (Ineffective
SFAS 133 Cash	Recognized in OCI	Accumulated OCI into	from Accumulated	Portion and Amount
Flow Hedging	on Derivative	Income (Effective	OCI into Income	Exluded from
Relationships	(Effective Portion)	Portion)	(Effective Portion)	Effectiveness Testing)
Interest rate swaps	$(28,881)	Interest expense	$—	$—
Natural gas swaps	(1,749)	Operating costs	—	—

Total	$(30,630)		$—	$—

Amount of Gain
Derivatives Not Designated as	Location of Gain (Loss)	(Loss) Recognized
Hedging Instruments under	Recognized in Income on	in Income on
SFAS 133	Derivative	Dervative

Natural gas swaps	Other gains and losses	$(98)
11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Debt interest paid	$10,657	$8,388
Capitalized interest	(419)	(8,388)

Cash interest paid, net of capitalized interest	$10,238	$—

Total capitalized interest for the three months ended March 31, 2008 was $15.2 million. Net income taxes (refunded) paid were ($3.9) million and $0.03 million for the three months ended March 31, 2009 and 2008, respectively.
12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Including shares permitted under previous plans, at March 31, 2009 and December 31, 2008, there were 3,989,989 and 3,750,711 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At March 31, 2009 and December 31, 2008, Restricted Stock Awards of 245,019 and 134,276 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”), which will replace annual grants of stock based compensation awards to these employees over the next three years. The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. The Company originally expected that all of the performance goals would be achieved and all of the LTIP Restricted Stock Units granted would vest at the end of their term. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are further changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company is recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. At both March 31, 2009 and December 31, 2008 LTIP Restricted Stock Units of 433,250 shares and LTIP Stock Options of 633,250 shares were outstanding.
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
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.8 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2009	2008
Service cost	$—	$64
Interest cost	1,254	1,306
Expected return on plan assets	(962)	(1,204)
Amortization of net actuarial loss	906	296
Amortization of prior service cost	1	1

Total net periodic pension expense	$1,199	$463

The Company expects to contribute $7.3 million to its defined benefit pension plan during 2009.
Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2009	2008
Service cost	$21	$22
Interest cost	312	300
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$272	$261

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax income (loss) was 64% and 28% for the three months ended March 31, 2009 and 2008, respectively. The Company’s increased effective tax rate was due primarily to the impact of adjustments to valuation allowances for the Company.
As of March 31, 2009 and December 31, 2008, the Company had $14.4 million and $13.1 million of unrecognized tax benefits, respectively, of which $7.4 million and $6.9 million, respectively, would affect the Company’s effective tax rate if recognized. The increase in the liability is due primarily to a change in judgment related to a tax position taken in a prior year in addition to interest accrued in the current year. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of March 31, 2009 and December 31, 2008, the Company had accrued $1.0 million and $0.7 million, respectively, of interest and $0 of penalties related to uncertain tax positions.
15. COMMITMENTS AND CONTINGENCIES:
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 17. On March 9, 2009, the Company reached an agreement in principle to settle the pending purported derivative and class action complaint. The Company and the plaintiffs in the action, together with their counsel, have agreed that the changes to the Company’s Board of Directors and amendments to the Original Rights Agreement (as defined below in Note 17) reflected in the Amended Rights Agreement (as defined below in Note 17) will form the basis for that settlement.
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $12.4 million, which represents 18.1% of the $68.4 million of total debt that Waipouli Owner, LLC owes to the Kauai Hotel Lender as of March 31, 2009. As of March 31, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston

Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of March 31, 2009. As of March 31, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $2.0 million as of March 31, 2009. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.

The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured. The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including certain terminations in connection with a change of control.
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
As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
The Company’s interest rate and natural gas derivative instruments consist of over-the-counter swap contracts, which are not traded on a public exchange. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Fixed to variable interest rate swaps	$5,000	$—	$5,000	$—
Deferred compensation plan investments	10,086	10,086	—	—

Total assets measured at fair value	$15,086	$10,086	$5,000	$—

Variable to fixed natural gas swaps	$1,907	$—	$1,907	$—
Variable to fixed interest rate swaps	28,881	—	28,881	—

Total liabilities measured at fair value	$30,788	$—	$30,788	$—

17. STOCKHOLDERS’ EQUITY:
Shareholder Rights Plan
On March 9, 2009, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) with Computershare Trust Company, N.A., as rights agent (“Computershare”), which amends and restates the terms of the Company’s shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008, by and between the Company and Computershare (the “Original Rights Agreement”).
The Amended Rights Agreement amends the Original Rights Agreement to: (i) increase the triggering ownership percentage from 15% to 22% of the Company’s outstanding shares of common stock; and (ii) include provisions that define and establish procedures in the event that the Company receives a “Qualified Offer.” Under the Amended Rights Agreement, a “Qualified Offer” is a tender or exchange offer for all of the Company’s outstanding common stock in which the same consideration per share is offered for all shares of common stock that (i) is fully financed, (ii) has an offer price per share exceeding the greater of (the “Minimum Per Share Offer Price”): (x) an amount that is 25% higher than the 12-month moving average closing price of the Company’s common stock, and (y) an amount that is 25% higher than the closing price of the Company’s common stock on the day immediately preceding commencement of the offer, (iii) generally remains open until at least the earlier of (x) 106 business days following the commencement of the offer, or (y) the business day immediately following the date on which the results of the vote adopting any redemption resolution at any special meeting of stockholders (as described below) is certified, (iv) is conditioned on the offeror being tendered at least 51% of our common stock not held by the offeror, (v) assures a prompt second-step acquisition of shares not purchased in the initial offer at the same consideration as the initial offer, (vi) is only subject to customary closing conditions, and (vii) meets certain other requirements set forth in the Amended Rights Agreement.
The Amended Rights Agreement provides that, in the event that the Company receives a Qualified Offer, the Company’s Board of Directors may, but is not obligated to, call a special meeting of stockholders for the purpose of voting on a resolution to accept the Qualified Offer and to authorize the redemption of the outstanding rights issued pursuant to the provisions of the Amended Rights Agreement. Such an action by stockholders would require the affirmative vote of the holders of a majority of the shares of the Company’s common stock outstanding as of the record date for the special meeting (excluding for purposes of this calculation shares of the Company’s common stock owned by the person making the Qualified Offer). If either (i) such a special meeting is not held within 105 business days following commencement of the Qualified Offer or (ii) at such a special meeting the Company’s stockholders approve such action as set forth above, the Amended Rights Agreement provides that all of the outstanding rights will be redeemed.
Agreements with Stockholders
Agreement with TRT Holdings, Inc. On March 9, 2009, the Company entered into a settlement agreement (the “TRT Agreement”) with TRT Holdings, Inc., a Delaware corporation (“TRT”), which had previously submitted notice to the Company of its intention to nominate four individuals for election to the Company’s Board of Directors at the Company’s annual meeting of stockholders to be held on May 7, 2009 (the “Annual Meeting”) and to solicit proxies for the election of such nominees.
Prior to the execution of the TRT Agreement, the Company’s Board of Directors consisted of nine directors. The TRT Agreement provided that, prior to the Annual Meeting, the Board of Directors would increase the size of the Board from nine to eleven directors. Under the terms of the TRT Agreement, TRT is entitled to name two directors for nomination by the Board and inclusion in the Company’s proxy statement for the Annual Meeting and each of the annual meetings of stockholders in 2010 and 2011. The TRT nominees for the Annual Meeting are Robert B. Rowling and David W. Johnson. The TRT Agreement also requires the Board of Directors to nominate seven incumbent directors and two additional independent directors identified by the Nominating and Corporate Governance Committee after consultation with the Company’s stockholders. The TRT Agreement provided that one TRT nominee will serve on each of the Executive Committee (which is being increased in size to five directors), the Human Resources Committee and the Nominating and Corporate Governance Committee of the Board. In addition, the TRT Agreement provides that the Board will not increase the size of the Board to more than eleven directors prior to the Company’s 2012 annual meeting of stockholders.
By execution of the TRT Agreement, TRT withdrew its nominations to the Board that were set forth in TRT’s letter to the Company dated January 28, 2009 (subject to the Company’s compliance with certain terms of the TRT Agreement) and its demands for stockholder lists and certain books and records of the Company that were set forth in letters to the Company dated January 15, 2009, and January 23, 2009.
Pursuant to the terms of the TRT Agreement, the Company entered into the Amended Rights Agreement discussed above. Additionally, in accordance with the terms of the TRT Agreement, the Board adopted a resolution approving, for purposes of Section 203 of the Delaware General Corporation Law, the acquisition by TRT and its affiliates of additional shares of the Company’s common stock in excess of 15% of the outstanding stock of the Company and providing that TRT and its affiliates would not be an “interested stockholder” as defined by Section 203.
Under the terms of the TRT Agreement, TRT is obligated to vote its shares for the full slate of nominees recommended by the Board of Directors for election at the Annual Meeting and each of the 2010 and the 2011 annual meetings of stockholders of the Company. Additionally, TRT and its affiliates are required to vote their shares at the Annual Meeting, each of the annual meetings of stockholders in 2010 and 2011, and any other meeting of the Company’s stockholders prior to the termination date of the TRT Agreement (i) in accordance with the recommendation of the Board of Directors on any stockholder proposal that is put to a vote of stockholders, and (ii) in favor of any proposal made by the Company unless Mr. Rowling (or any other TRT nominee that is an affiliate of TRT) has voted against such proposal in his or her capacity as a member of the Board of Directors. These voting obligations will not, however, apply with respect to the voting of TRT’s shares in connection with an “extraordinary transaction” (as defined in the TRT Agreement).

The TRT Agreement includes a standstill provision restricting TRT from taking certain actions from the date of the TRT Agreement through the termination date of the agreement, including the following:

•	acquiring beneficial ownership of any voting securities in an amount such that TRT would own 22% or more of the outstanding voting securities of the Company;

•	participating in any solicitation of proxies or making public statements in an attempt to influence the voting of the Company’s securities in opposition to the recommendation of the Board of Directors, initiating any shareholder proposals, seeking representation on the Board of Directors (except as contemplated by the TRT Agreement) or effecting the removal of any member of the Board of Directors (provided, that TRT will not be restricted from making a public statement regarding how it intends to vote or soliciting proxies in connection with an extraordinary transaction not involving TRT); and

•	acquiring any assets or indebtedness of the Company (other than bonds or publicly traded debt of the Company, subject to certain limitations set forth in the TRT Agreement).
The TRT Agreement includes certain exceptions to the standstill provision, including if (i) TRT has been invited by the Board of Directors to participate in a process initiated related to the possible sale of the Company, (ii) TRT makes a Qualified Offer (as defined in the Amended Rights Agreement), or (iii) a third party has made an offer to acquire the Company under certain circumstances set forth in the TRT Agreement. The TRT Agreement also provides that each of the Company and TRT will not disparage the other party, subject to certain exceptions set forth in the TRT Agreement. The Company agreed to reimburse TRT for one-half of its expenses incurred in connection with the TRT Agreement, up to a maximum aggregate reimbursement of $200,000.
The termination date under the TRT Agreement is the earliest to occur of (i) the consummation of a “Qualified Offer” as defined in the Amended Rights Agreement, (ii) May 15, 2011, (iii) the date of the last resignation of a TRT nominee from the Board of Directors in accordance with the requirement under the TRT Agreement that TRT will not be entitled to any representation on the Board of Directors if TRT owns less than 5% of the Company’s stock, or (iv) a material breach of the TRT Agreement by the Company that is not cured by the Company within 30 days of notice of such breach by TRT (or, if such material breach or lack of cure is disputed by the Company, upon the rendering of an arbitral award finding such material breach or lack of cure).
Agreement with GAMCO Asset Management. On March 9, 2009, the Company entered into a letter agreement (the “GAMCO Agreement”) with GAMCO Asset Management, Inc. (“GAMCO”), which had previously submitted notice to the Company of its intention to nominate four individuals for election to the Board of Directors at the Annual Meeting.
Under the terms of the GAMCO Agreement, GAMCO is entitled to name two directors for nomination by the Board of Directors and inclusion in the Company’s proxy statement for the Annual Meeting. The GAMCO nominees for the Annual Meeting are Glenn J. Angiolillo and Robert S. Prather, Jr. In addition, the GAMCO Agreement provides that as long as any GAMCO nominee is a member of the Board of Directors, the Company will appoint a GAMCO nominee to each committee of the Board of Directors. By execution of the GAMCO Agreement, GAMCO withdrew (i) its nominations to the Board of Directors (subject to the Company’s compliance with the GAMCO Agreement) that were set forth in GAMCO’s letters to the Company dated February 3 and 5, 2009, and (ii) its stockholder proposal, dated August 18, 2008, recommending the redemption of the rights issued pursuant to the Company’s rights agreement.

The foregoing descriptions of the TRT Agreement and the GAMCO Agreement are qualified in their entirety by reference to the full text of the agreements, copies of which the Company filed with the Securities and Exchange Commission as exhibits to a Current Report on Form 8-K filed on March 10, 2009.
Costs. During the three months ended March 31, 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with the stockholders described above, and reimbursing certain expenses pursuant to the TRT Agreement as noted above of $0.9 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation, as described in the Company’s Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
Treasury Stock
On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors and Chief Executive Officer (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying condensed consolidated financial statements.
Stock Repurchases
During the three months ended March 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
18. EMPLOYEE SEVERANCE COSTS:
In the first quarter of 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 350 employee positions, which included positions in all segments of the organization. As a result, the Company recognized approximately $4.5 million in severance costs in the three months ended March 31, 2009. These costs are comprised of operating costs and selling, general and administrative costs of $2.8 million and $1.7 million, respectively, in the accompanying condensed consolidated statement of operations.

19. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Radisson Hotel at Opryland and, commencing in April 2008, the Gaylord National Resort and Convention Center, as well as the Company’s ownership interests in two joint ventures;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.
The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Revenues:
Hospitality	$200,647	$177,944
Opry and Attractions	11,644	17,116
Corporate and Other	28	175

Total	$212,319	$195,235

Depreciation and amortization:
Hospitality	$24,589	$18,261
Opry and Attractions	1,114	1,300
Corporate and Other	2,368	1,650

Total	$28,071	$21,211

Operating income (loss):
Hospitality	$26,151	$35,492
Opry and Attractions	(2,508)	(1,044)
Corporate and Other	(15,621)	(13,454)
Preopening costs	—	(15,575)
Impairment and other charges	—	(12,031)

Total operating income (loss)	8,022	(6,612)
Interest expense, net of amounts capitalized	(18,600)	(3,579)
Interest income	3,846	324
Income from unconsolidated companies	129	236
Gain on extinguishment of debt	16,557	—
Other gains and (losses), net	(150)	59

Income (loss) before provision (benefit) for income taxes	$9,804	$(9,572)

20. SUBSEQUENT EVENTS:
During April 2009, the Company repurchased $23.3 million in aggregate principal amount of its outstanding senior notes ($16.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $16.3 million. After adjusting for accrued interest, the write-off of $0.3 million in deferred financing costs, and other costs, the Company will record a pretax gain of $7.4 million as a result of the repurchases, which will be recorded as a gain on extinguishment of debt in the Company’s consolidated statement of operations in the second quarter of 2009.
21. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the Company’s 8% Senior Notes and 6.75% Senior Notes. The Company’s 8% Senior Notes and 6.75% Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s 8% Senior Notes and 6.75% Senior Notes.
The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,056	$212,311	$—	$(2,048)	$212,319
Operating expenses:
Operating costs	—	131,365	—	—	131,365
Selling, general and administrative	5,436	39,425	—	—	44,861
Management fees	—	2,048	—	(2,048)	—
Depreciation and amortization	1,379	26,692	—	—	28,071

Operating (loss) income	(4,759)	12,781	—	—	8,022
Interest expense, net of amounts capitalized	(19,148)	(28,891)	(82)	29,521	(18,600)
Interest income	6,223	23,689	3,455	(29,521)	3,846
Income from unconsolidated companies	—	129	—	—	129
Gain on extinguishment of debt	16,557	—	—	—	16,557
Other gains and (losses), net	(1)	(149)	—	—	(150)

(Loss) income before (benefit) provision for income taxes	(1,128)	7,559	3,373	—	9,804
(Benefit) provision for income taxes	(524)	5,361	1,449	—	6,286
Equity in subsidiaries’ earnings, net	(4,031)	—	—	4,031	—

Income from continuing operations	3,427	2,198	1,924	(4,031)	3,518
Income (loss) from discontinued operations, net of taxes	—	23	(114)	—	(91)

Net income	$3,427	$2,221	$1,810	$(4,031)	$3,427

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,723	$195,189	$—	$(2,677)	$195,235
Operating expenses:
Operating costs	—	113,515	—	(26)	113,489
Selling, general and administrative	4,459	35,145	—	(63)	39,541
Management fees	—	2,588	—	(2,588)	—
Preopening costs	—	15,575	—	—	15,575
Impairment and other charges	12,031	—	—	—	12,031
Depreciation and amortization	1,389	19,822	—	—	21,211

Operating (loss) income	(15,156)	8,544	—	—	(6,612)
Interest expense, net of amounts capitalized	(18,687)	(25,506)	(130)	40,744	(3,579)
Interest income	5,981	29,813	5,274	(40,744)	324
Income from unconsolidated companies	—	236	—	—	236
Other gains and (losses), net	—	59	—	—	59

(Loss) income before (benefit) provision for income taxes	(27,862)	13,146	5,144	—	(9,572)
(Benefit) provision for income taxes	(10,678)	6,046	1,908	—	(2,724)
Equity in subsidiaries’ earnings, net	(9,878)	—	—	9,878	—

(Loss) income from continuing operations	(7,306)	7,100	3,236	(9,878)	(6,848)
Income (loss) from discontinued operations, net of taxes	—	31	(489)	—	(458)

Net (loss) income	$(7,306)	$7,131	$2,747	$(9,878)	$(7,306)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$14,764	$5,230	$—	$—	$19,994
Cash and cash equivalents — restricted	1,165	—	—	—	1,165
Trade receivables, net	—	61,043	—	—	61,043
Deferred income taxes	2,840	1,749	782	—	5,371
Other current assets	4,538	46,883	—	(126)	51,295
Intercompany receivables, net	272,795	—	262,953	(535,748)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	296,102	114,905	263,798	(535,874)	138,931

Property and equipment, net of accumulated depreciation	49,016	2,165,002	—	—	2,214,018
Notes receivable, net of current portion	—	137,918	—	—	137,918
Intangible assets, net of accumulated amortization	—	107	—	—	107
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,914,723	331,890	—	(2,245,354)	1,259
Estimated fair value of derivative assets	5,000	—	—	—	5,000
Long-term deferred financing costs	16,993	—	—	—	16,993
Other long-term assets	21,154	20,946	—	—	42,100

Total assets	$2,302,988	$2,779,163	$263,798	$(2,781,228)	$2,564,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,146	$792	$—	$—	$1,938
Accounts payable and accrued liabilities	35,939	118,708	—	(290)	154,357
Estimated fair value of derivative liabilities	1,907	—	—	—	1,907
Intercompany payables, net	—	458,426	77,322	(535,748)	—
Current liabilities of discontinued operations	—	—	1,369	—	1,369

Total current liabilities	38,992	577,926	78,691	(536,038)	159,571
Long-term debt and capital lease obligations, net of current portion	1,272,760	1,925	—	—	1,274,685
Deferred income taxes	(38,189)	107,087	(762)	—	68,136
Estimated fair value of derivative liabilities	28,881	—	—	—	28,881
Other long-term liabilities	77,450	48,553	(2)	164	126,165
Long-term liabilities of discontinued operations	—	1	447	—	448
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	716,824	2,258,044	6,322	(2,264,366)	716,824
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	254,437	(216,760)	179,100	21,401	238,178
Other stockholders’ equity	(43,977)	—	—	—	(43,977)

Total stockholders’ equity	923,094	2,043,671	185,424	(2,245,354)	906,835

Total liabilities and stockholders’ equity	$2,302,988	$2,779,163	$263,798	$(2,781,228)	$2,564,721

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2008

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(12,388)	$7,712	$(5)	$—	$(4,681)
Net cash provided by discontinued operating activities	—	—	5	—	5

Net cash (used in) provided by operating activities	(12,388)	7,712	—	—	(4,676)

Purchases of property and equipment	(314)	(21,507)	—	—	(21,821)
Collection of note receivable	—	12,715	—	—	12,715
Other investing activities	(17)	(327)	—	—	(344)

Net cash used in investing activities — continuing operations	(331)	(9,119)	—	—	(9,450)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(331)	(9,119)	—	—	(9,450)

Net borrowings under credit facility	75,000	—	—	—	75,000
Repurchases of senior notes	(37,180)	—	—	—	(37,180)
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Other financing activities, net	(14)	(130)	—	—	(144)

Net cash provided by (used in) financing activities — continuing operations	33,207	(130)	—	—	33,077
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	33,207	(130)	—	—	33,077

Net change in cash and cash equivalents	20,488	(1,537)	—	—	18,951
Cash and cash equivalents at beginning of year	(5,724)	6,767	—	—	1,043

Cash and cash equivalents at end of year	$14,764	$5,230	$—	$—	$19,994

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(168,398)	$162,448	$115	$—	$(5,835)
Net cash provided by discontinued operating activities	—	—	7	—	7

Net cash (used in) provided by operating activities	(168,398)	162,448	122	—	(5,828)

Purchases of property and equipment	(147)	(162,295)	—	—	(162,442)
Collection of notes receivable	—	154	—	—	154
Other investing activities	(178)	(1,742)	—	—	(1,920)

Net cash used in investing activities — continuing operations	(325)	(163,883)	—	—	(164,208)
Net cash used in investing activities — discontinued operations	—	—	(122)		(122)

Net cash used in investing activities	(325)	(163,883)	(122)	—	(164,330)

Net borrowings under credit facility	182,000	—	—	—	182,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Excess tax benefit from stock-based compensation	830	—	—	—	830
Increase in restricted cash and cash equivalents	(20)	—	—	—	(20)
Other financing activities, net	(90)	(272)	—	—	(362)

Net cash provided by (used in) financing activities — continuing operations	162,721	(272)	—	—	162,449
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	162,721	(272)	—	—	162,449

Net change in cash and cash equivalents	(6,002)	(1,707)	—	—	(7,709)
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$11,154	$4,729	$—	$—	$15,883

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2008, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 or described from time to time in our other reports filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, as well as Part II, Item 1A, “Risk Factors” below, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Recent Events
Repurchase of Senior Notes. During the three months ended March 31, 2009, we repurchased $59.9 million in aggregate principal amount of our outstanding senior notes ($39.9 million of 8% Senior Notes and $20.0 million of 6.75% Senior Notes) for $43.6 million, of which $6.4 million was accrued at March 31, 2009. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $16.6 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information.
During April 2009, we repurchased $23.3 million in aggregate principal amount of our outstanding senior notes ($16.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $16.3 million. After adjusting for accrued interest and deferred financing costs, we recorded a pretax gain of $7.4 million as a result of the repurchases, which will be recorded as a gain on extinguishment of debt in our consolidated statement of operations in the second quarter of 2009. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Employee Severance Costs. In the first quarter of 2009, as part of our cost containment initiative, we eliminated approximately 350 employee positions, which included positions in all segments of the organization. As a result, we recognized approximately $4.5 million in severance costs in the three months ended March 31, 2009. These costs are comprised of operating costs and selling, general and administrative costs of $2.8 million and $1.7 million, respectively, in the accompanying financial information.
Agreements with Significant Stockholders. As discussed more fully above in Note 17 to the condensed consolidated financial statements for the three months ended March 31, 2009, during the first quarter of 2009, we amended our shareholder rights plan, entered into a settlement agreement with TRT Holdings, Inc. (“TRT”), and entered into a letter agreement with GAMCO Asset Management, Inc. During the three months ended March 31, 2009, we incurred various costs in connection with reaching agreements with these stockholders, reimbursing certain expenses pursuant to the settlement agreement with TRT, and preparing for a proxy contest of $0.9 million. In addition, we incurred costs of $0.9 million in connection with the settlement of our shareholder rights plan litigation, as described in our Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying financial information.
Development Update
We have invested heavily in our operations in recent years, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, continued improvements of the Gaylord Opryland, and the construction of the Gaylord National beginning in 2005 and continuing through 2008. Our investments in 2009 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties. We have determined that we will not make significant capital expenditures for new or existing properties until our expectations concerning the overall economy and hotel occupancy have stabilized.
As described above in Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), as well as our ownership interests in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.
For the three months ended March 31, 2009 and 2008, our total revenues were divided among these business segments as follows:

	Three months ended
	March 31,
Segment	2009	2008
Hospitality	94.5%	91.1%
Opry and Attractions	5.5%	8.8%
Corporate and Other	0.0%	0.1%
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months ended March 31, 2009 and 2008. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Three Months ended March 31,
	2009	%	2008	%
Income Statement Data:
REVENUES:
Hospitality	$200,647	94.5%	$177,944	91.1%
Opry and Attractions	11,644	5.5%	17,116	8.8%
Corporate and Other	28	0.0%	175	0.1%

Total revenues	212,319	100.0%	195,235	100.0%

OPERATING EXPENSES:
Operating costs	131,365	61.9%	113,489	58.1%
Selling, general and administrative	44,861	21.1%	39,541	20.3%
Preopening costs	—	0.0%	15,575	8.0%
Impairment and other charges	—	0.0%	12,031	6.2%
Depreciation and amortization:
Hospitality	24,589	11.6%	18,261	9.4%
Opry and Attractions	1,114	0.5%	1,300	0.7%
Corporate and Other	2,368	1.1%	1,650	0.8%

Total depreciation and amortization	28,071	13.2%	21,211	10.9%

Total operating expenses	204,297	96.2%	201,847	103.4%

OPERATING INCOME (LOSS):
Hospitality	26,151	13.0%	35,492	19.9%
Opry and Attractions	(2,508)	-21.5%	(1,044)	-6.1%
Corporate and Other	(15,621)	(A)	(13,454)	(A)
Preopening costs	—	(B)	(15,575)	(B)
Impairment and other charges	—	(B)	(12,031)	(B)

Total operating income (loss)	8,022	3.8%	(6,612)	-3.4%
Interest expense, net of amounts capitalized	(18,600)	(C)	(3,579)	(C)
Interest income	3,846	(C)	324	(C)
Income from unconsolidated companies	129	(C)	236	(C)
Gain on extinguishment of debt	16,557	(C)	—	(C)
Other gains and (losses), net	(150)	(C)	59	(C)
(Provision) benefit for income taxes	(6,286)	(C)	2,724	(C)
Loss from discontinued operations, net	(91)	(C)	(458)	(C)

Net income (loss)	$3,427	(C)	$(7,306)	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2009 and 2008 (in thousands, except percentages and per share data):

	Three Months
	Ended March 31,
			%
	2009	2008	Change
Total revenues	$212,319	$195,235	8.8%
Total operating expenses	204,297	201,847	1.2%
Operating income (loss)	8,022	(6,612)	221.3%
Net income (loss)	3,427	(7,306)	146.9%
Net income (loss) per share — fully diluted	0.08	(0.18)	144.4%
Total Revenues
The increase in our total revenues for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is attributable to an increase in our Hospitality segment revenues (an increase of $22.7 million for the three months ended March 31, 2009, as compared to the same period in 2008). This increase in revenues is primarily due to the inclusion of $56.1 million in revenues associated with the Gaylord National, which opened in April 2008, although a $33.4 million decrease in revenues at our other Hospitality properties partially offset the impact of this increase in our total revenues, as discussed more fully below.
Total Operating Expenses
The slight increase in our total operating expenses for the three months ended March 31, 2009, as compared to the same period in 2008, is primarily due to a combination of increased Hospitality segment operating expenses associated with the Gaylord National and decreased Hospitality segment operating expenses associated with lower revenues at our other Hospitality properties, as discussed more fully below.
Operating Income
The increase in our operating income for the three months ended March 31, 2009, as compared to the same period in 2008, was due primarily to the absence, in 2009, of preopening costs primarily associated with the Gaylord National ($15.6 million in preopening costs in 2008) and impairment charges related to our termination of an agreement to purchase the Westin La Cantera resort ($12.0 million in impairment charges in 2008). A $9.3 million decrease in Hospitality segment operating income for the three months ended March 31, 2009, as compared to the same period in 2008, as more fully described below, served to decrease our operating income for the 2009 period.

Net Income (Loss)
Our net income of $3.4 million for the three months ended March 31, 2009, as compared to a net loss of $7.3 million for the same period in 2008, was due to the increase in our operating income described above, as well as the following factors:
•	A $15.0 million increase in our interest expense, net of amounts capitalized, for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to a $14.8 million decrease in capitalized interest, as described more fully below, which served to decrease our net income.

•	A $16.6 million gain on the extinguishment of debt for the three months ended March 31, 2009 relating to the repurchase of a portion of our senior notes, described more fully below, which served to increase our net income.

•	A provision for income taxes of $6.3 million for the three months ended March 31, 2009, as compared to a benefit for income taxes of $2.7 million for the same period in 2008, described more fully below, which served to decrease our net income.

•	A $3.5 million increase in our interest income for the three months ended March 31, 2009, as compared to the same period in 2008, described more fully below, which served to increase our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $56.1 million for the three months ended March 31, 2009) and operating expenses (operating expenses of $49.2 million for the three months ended March 31, 2009).

•	Decreased same-store occupancy levels (a decrease of 16.2 percentage points of occupancy for the three months ended March 31, 2009 as compared to the same period in 2008) resulting from lower levels of group business during the period, combined with lower same-store ADR during this period (a decrease of 1.3% for the three months ended March 31, 2009 as compared to the same period in 2008). This combination resulted in decreased same-store RevPAR and Total RevPAR for the three months ended March 31, 2009, as compared to the same period in 2008.

•	Increased attrition and cancellation levels for the three months ended March 31, 2009, as compared to the same period in 2008, which decreased our same-store operating income, RevPAR and Total RevPAR. Same-store attrition for the period was 16.7% of bookings, compared to 11.1% for the same period in 2008.

•	The absence of preopening costs during the three months ended March 31, 2009, as compared to the same period in 2008, due to the opening of the Gaylord National hotel in April 2008, which increased our operating income for the current period.

•	The absence of $12.0 million in impairment charges during the three months ended March 31, 2009, as compared to the same period in 2008, which increased our operating income for the current period.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2009 and 2008 (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2009	2008	% Change
Hospitality revenue (1)	$200,647	$177,944	12.8%
Hospitality operating expenses:
Operating costs	120,080	99,543	20.6%
Selling, general and administrative	29,827	24,648	21.0%
Depreciation and amortization	24,589	18,261	34.7%

Total Hospitality operating expenses	174,496	142,452	22.5%

Hospitality operating income (2)	$26,151	$35,492	-26.3%

Hospitality performance metrics:
Occupancy (6)	61.3%	77.3%	-20.7%
ADR	$184.96	$173.75	6.5%
RevPAR (3) (6)	$113.32	$134.34	-15.6%
Total RevPAR (4) (6)	$275.41	$323.64	-14.9%
Net Definite Room Nights Booked (5)	107,000	402,000	-73.4%

(1)	Hospitality results and performance metrics include the results of our same-store Gaylord hotels and our Radisson Hotel for all periods presented and include the results of Gaylord National from the date it commenced normal operations in early April 2008.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 21,000 and 139,000 room nights for the three months ended March 31, 2009 and 2008, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked for the three months ended March 31, 2008 included 77,000 room nights related to the proposed hotel expansions.

(6)	Excludes 5,171 room nights for the three months ended March 31, 2008 that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The increase in total Hospitality segment revenue in the three months ended March 31, 2009, as compared to the same period in 2008, is primarily due to the inclusion of revenues associated with the Gaylord National, which opened in April 2008. Same-store Hospitality segment revenue in the three months ended March 31,

2009, as compared to the same period in 2008, decreased due to lower occupancy rates and decreased outside the room spending resulting from lower levels of group business during the period.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months ended March 31, 2009, as compared to the same period in 2008, is primarily attributable to the increased operating expenses associated with the opening of the Gaylord National, as described below. Decreases in operating expenses for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the three months ended March 31, 2009, as compared to the same period in 2008, as described below, served to offset a portion of this increase. Total Hospitality segment operating expenses were also impacted by $2.9 million of severance costs recognized in the three months ended March 31, 2009.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months ended March 31, 2009, as compared to the same period in 2008, due to the opening of the Gaylord National, partially offset by decreases in operating costs at Gaylord Opryland, Gaylord Palms and Gaylord Texan for the three months ended March 31, 2009, as compared to the same period in 2008, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the opening of the Gaylord National. Decreases in selling, general and administrative expenses at Gaylord Opryland, Gaylord Palms and Gaylord Texan for the three months ended March 31, 2009, as compared to the same period in 2008, as described below, served to offset a portion of this increase.
Total Hospitality segment depreciation and amortization expense also increased in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the inclusion of depreciation expense associated with property and equipment related to Gaylord National, which was not in service during the first quarter of 2008.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2009 and 2008.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2009	2008	% Change
Total revenues	$54,522	$72,591	-24.9%
Operating expense data:
Operating costs	36,932	41,807	-11.7%
Selling, general and administrative	8,505	9,582	-11.2%
Hospitality performance metrics:
Occupancy (1)	58.3%	76.0%	-23.3%
ADR	$155.52	$157.21	-1.1%
RevPAR (1)	$90.64	$119.46	-24.1%
Total RevPAR (1)	$210.42	$282.52	-25.5%

(1)	Excludes 5,171 room nights for the three months ended March 31, 2008 that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months ended March 31, 2009, as compared to the same period in 2008, was due to a combination of lower occupancy and a slightly lower ADR, as the hotel experienced lower levels of group business during the period than in the prior year. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period.
Operating costs at Gaylord Opryland in the three months ended March 31, 2009, as compared to the same periods in 2008, decreased due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including compensation expense and food costs.
Selling, general and administrative expenses at Gaylord Opryland decreased in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a decrease in bad debt expense associated with the write-down of a receivable from a large convention customer in the prior year, as well as a decrease in credit card fees associated with the decrease in revenue.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2009	2008	% Change
Total revenues	$45,904	$55,050	-16.6%
Operating expense data:
Operating costs	24,123	28,046	-14.0%
Selling, general and administrative	7,329	8,858	-17.3%
Hospitality performance metrics:
Occupancy (1)	68.8%	84.4%	-18.5%
ADR	$197.70	$205.15	-3.6%
RevPAR (1)	$135.95	$173.20	-21.5%
Total RevPAR (1)	$362.77	$430.26	-15.7%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to a combination of decreased occupancy and a slightly lower ADR at the hotel during the period, as the hotel suffered a decrease in group business during the period. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Palms in the three months ended March 31, 2009, as compared to the same period in 2008, decreased during the period, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including decreased compensation expense and food costs. Selling, general and administrative expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a decrease in incentive compensation and other expenses associated with certain cost control methods implemented by the hotel.

     Gaylord Texan Results. The results of the Gaylord Texan for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2009	2008	% Change
Total revenues	$42,396	$48,287	-12.2%
Operating expense data:
Operating costs	24,754	28,606	-13.5%
Selling, general and administrative	5,334	5,730	-6.9%
Hospitality performance metrics:
Occupancy	61.2%	76.2%	-19.7%
ADR	$185.38	$184.37	0.5%
RevPAR	$113.38	$140.55	-19.3%
Total RevPAR	$311.76	$351.17	-11.2%
The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to a combination of decreased occupancy and a relatively stable ADR at the hotel during the period, as the hotel suffered a decrease in group business during the period. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Texan in the three months ended March 31, 2009, as compared to the same period in 2008, decreased during the period, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including decreased compensation expense and food costs. Selling, general and administrative expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a decrease in credit card fees and sales and marketing expenses associated with the decrease in revenue.

Gaylord National Results. Gaylord National commenced operations in early April 2008. The results of Gaylord National for the three months ended March 31, 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2009	2008
Total revenues	$56,091	n/a
Operating expense data:
Operating costs	33,241	n/a
Selling, general and administrative	8,196	n/a
Hospitality performance metrics:
Occupancy	61.8%	n/a
ADR	$225.61	n/a
RevPAR	$139.33	n/a
Total RevPAR	$312.24	n/a

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2009	2008	% Change
Total revenues	$11,644	$17,116	-32.0%
Operating expense data:
Operating costs	8,729	11,762	-25.8%
Selling, general and administrative	4,309	5,098	-15.5%
Depreciation and amortization	1,114	1,300	-14.3%

Operating loss	$(2,508)	$(1,044)	-140.2%

The decrease in revenues in the Opry and Attractions segment for the three months ended March 31, 2009, as compared to the same period in 2008, is primarily due to a decrease in revenues at our Corporate Magic corporate event planning business, as its customers held fewer events in the period as compared to the prior period.
The decrease in Opry and Attractions operating costs in the three months ended March 31, 2009 as compared to the same period in 2008, was due primarily to decreased variable costs at our Corporate Magic subsidiary associated with the decreased revenues described above. The decrease in Opry and Attractions selling, general and administrative expenses in the three months ended March 31, 2009, as compared to the same period in 2008, was due primarily to our cost containment initiative. Opry and Attractions operating expenses were also impacted by $0.4 million of severance costs recognized in the three months ended March 31, 2009.
Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2009	2008	% Change
Total revenues	$28	$175	-84.0%
Operating expense data:
Operating costs	2,556	2,184	17.0%
Selling, general and administrative	10,725	9,795	9.5%
Depreciation and amortization	2,368	1,650	43.5%

Operating loss (1)	$(15,621)	$(13,454)	-16.1%

(1)	Corporate and other segment operating loss for the three months ended March 31, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses increased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Corporate and Other operating costs, which consist primarily of costs associated with information technology, and Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due primarily to expenses discussed above in “Recent Events” associated with preparing for a proxy contest, including reaching agreements with TRT and GAMCO, reimbursing certain expenses pursuant to the TRT Agreement, and settlement of the Company’s shareholder rights plan litigation. Corporate operating expenses also increased due to $1.2 million in severance costs incurred as part of the Company’s cost containment initiative, which were partially offset by a decrease in equity-based compensation costs. Corporate and Other depreciation and amortization expense increased in the three months ended March 31, 2009 as compared with the same period in 2008 primarily due to additional information technology equipment and software costs placed in service.
Operating Results — Preopening costs
In accordance with AICPA SOP 98-5, “Reporting on the Costs of Start-Up Activities”, we expense the costs associated with start-up activities and organization costs as incurred. Preopening costs were $15.6 million in the three months ended March 31, 2008, primarily related to the construction of the Gaylord National, which opened in April 2008.
Operating Results — Impairment and other charges
On April 15, 2008, we terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, we forfeited a $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million during the three months ended March 31, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.

Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2009	2008	% Change
Interest expense, net of amounts capitalized	$(18,600)	$(3,579)	-419.7%
Interest income	3,846	324	1087.0%
Income from unconsolidated companies	129	236	-45.3%
Gain on extinguishment of debt	16,557	—	—
Other gains and (losses), net	(150)	59	-354.2%
Provision (benefit) for income taxes	6,286	(2,724)	330.8%
Loss from discontinued operations, net of taxes	(91)	(458)	80.1%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $15.0 million to $18.6 million (net of capitalized interest of $0.4 million) during the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to a $14.8 million decrease in capitalized interest as a result of the substantial completion of construction of Gaylord National in April 2008.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.7% and 6.8% for the three months ended March 31, 2009 and 2008, respectively.
Interest Income
The increase in interest income during the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to $3.7 million of interest income on the bonds that were received in April 2008 in connection with the development of Gaylord National, which included $3.1 million of interest that accrued on the bonds subsequent to their delivery to the Company and $0.6 million related to amortization of the discount on the bonds.

Income from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months ended March 31, 2009. Income from unconsolidated companies for the three months ended March 31, 2009 and 2008 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months
	Ended March 31,
	2009	2008	% Change
RHAC Holdings, LLC	$129	$439	-70.6%
Waipouli Holdings, LLC	—	(203)	100.0%

Total:	$129	$236	-45.3%

Gain on Extinguishment of Debt
During the three months ended March 31, 2009, we repurchased $59.9 million in aggregate principal amount of our outstanding senior notes ($39.9 million of 8% Senior Notes and $20.0 million of 6.75% Senior Notes) for $43.6 million, of which $6.4 million was accrued at March 31, 2009. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $16.6 million as a result of the repurchases.
Other Gains and (Losses)
Our other gains and (losses) for the three months ended March 31, 2009 primarily consisted of miscellaneous income and expense.
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31):

	Three Months
	Ended March 31,
	2009	2008
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	31	(3)
Change in statutory state tax rate	—	(6)
Other	(2)	2

Effective tax rate	64%	28%

The increase in our effective tax rate for the three months ended March 31, 2009 as compared to the same period in 2008 was due primarily to the impact of adjustments to valuation allowances.

Loss from Discontinued Operations, Net of Taxes
We reflect the following business as discontinued operations in our financial results. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating loss:
ResortQuest	$(240)	$(487)
Other	16	—
Restructuring charges	—	(178)

Total operating loss	(224)	(665)

Interest expense	(1)	—

Other gains and (losses):
ResortQuest	—	(123)
Other	45	50

Loss before benefit for income taxes	(180)	(738)

Benefit for income taxes	(89)	(280)

Loss from discontinued operations	$(91)	$(458)

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2009, our net cash flows used in operating activities — continuing operations were $4.7 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $25.6 million, offset by unfavorable changes in working capital of approximately $30.3 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at all of our hotels and a decrease in accrued expenses primarily related to the payment of accrued property taxes and accrued compensation. These unfavorable changes in working capital were partially offset by an increase in accrued interest on our senior notes.
During the three months ended March 31, 2008, our net cash flows used in operating activities — continuing operations were $5.8 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax benefit, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and loss on sales of certain fixed assets of approximately $25.9 million, offset by unfavorable changes in working capital of approximately $31.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as the timing of payment of accrued property taxes and accrued compensation and an increase in prepaid expenses due to the timing of payments made to renew our insurance contracts. These unfavorable changes in working capital were partially offset by the favorable timing of payment of accrued interest, an increase in deferred revenues due to a seasonal increase in receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as an increase in trade payables and receipts of deposits on advance bookings of hotel rooms at Gaylord National before the opening of that hotel.
Cash Flows From Investing Activities. During the three months ended March 31, 2009, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $21.8 million, partially offset by the receipt of a $12.6 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the three months ended March 31, 2009 primarily included ongoing maintenance capital expenditures for our existing properties.
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
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2009, our net cash flows provided by financing activities were approximately $33.1 million, primarily reflecting $75.0 million in net borrowings under our credit facility, partially offset by the payment of $37.2 million to repurchase portions of our senior notes and the payment of $4.6 million to purchase shares of our common stock to fund a supplemental employee retirement plan.
During the three months ended March 31, 2008, our net cash flows provided by financing activities — continuing operations were approximately $162.4 million, primarily reflecting $182.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock.
Working Capital
As of March 31, 2009, we had total current assets of $138.9 million and total current liabilities of $159.6 million, which resulted in a working capital deficit of $20.7 million. A significant portion of our current liabilities consist of deferred revenues ($49.7 million at March 31, 2009), which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
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

Principal Debt Agreements
$1.0 Billion Credit Facility. We entered into an Amended and Restated Credit Agreement effective March 23, 2007, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$1.0 Billion Credit Facility”). Prior to its refinancing on July 25, 2008, the $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured delayed draw term loan facility, which could be drawn on in one or more advances during its term. The revolving loan, letters of credit and term loan were set to mature on March 9, 2010. At our election, the revolving loans and the term loans bore interest at an annual rate of LIBOR plus an applicable margin ranging from 1.25% to 1.75% or the lending banks’ base rate plus an applicable margin ranging from 0.00% to 0.50%, subject to adjustments based on our borrowing base leverage. We entered into interest rate swaps with respect to $403.0 million aggregate principal amount of borrowings under the delayed draw term loan facility to convert the variable rate on those borrowings to a fixed weighted average interest rate of 2.98% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. We were required to pay a commitment fee ranging from 0.125% to 0.35% per year of the average unused portion of the $1.0 Billion Credit Facility.
On July 25, 2008, we refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow us to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. We entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
As of March 31, 2009, $797.5 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for us, which left $192.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

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
As described above, during the three months ended March 31, 2009, we repurchased $59.9 million in aggregate principal amount of our outstanding senior notes ($39.9 million of 8% Senior Notes and $20.0 million of 6.75% Senior Notes) for $43.6 million, of which $6.4 million was accrued at March 31, 2009. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $16.6 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. During April 2009, we repurchased $23.3 million in aggregate principal amount of our outstanding senior notes ($16.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $16.3 million. After adjusting for accrued interest, deferred financing costs, and other costs, we will record a pretax gain of $7.4 million as a result of the repurchases, which will be recorded as a gain on the extinguishment of debt in the second quarter of 2009. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
As of March 31, 2009, we were in compliance with all of our covenants related to our debt.
Stock Repurchases
During the three months ended March 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.

Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $9.9 million of letters of credit as of March 31, 2009 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2009, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,266,760	$—	$—	$1,079,060	$187,700
Capital leases	2,864	938	1,679	247	—
Promissory note payable to Nashville Predators	2,000	1,000	1,000	—	—
Construction commitments	28,444	28,444	—	—	—
Operating leases (1)	664,324	6,792	11,438	9,192	636,902
Other	250	250	—	—	—

Total contractual obligations	$1,964,642	$37,424	$14,117	$1,088,499	$824,602

(1)	The total operating lease commitments of $664.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months ended March 31, 2009 and 2008.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2009, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $14.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no newly identified critical accounting policies in the first quarter of 2009 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 included herewith.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Related to Changes in Interest Rates
In conjunction with our offering of the 8% Senior Notes, we entered into an interest rate swap agreement with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which had an initial term of ten years, effectively adjusts the interest rate on that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes is deemed effective and therefore the hedge has been treated as an effective fair value hedge under SFAS 133. The counterparties under this swap agreement notified us that, as permitted by the agreement, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, each of the counterparties will pay a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009.
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
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $297.5 million in borrowings outstanding under our New $1.0 Billion Credit Facility as of March 31, 2009 would increase by approximately $3.0 million.

Risk Related to Changes in Natural Gas Prices
As of March 31, 2009, we held twelve variable to fixed natural gas price swaps with respect to the purchase of 826,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to nine months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $6.61 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge under SFAS 133. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of March 31, 2009 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of March 31, 2009 would have decreased or increased by $0.4 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 included herewith and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The following risk factor should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.
Our hotel operations are subject to numerous laws, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of premises. We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Labor unions now represent certain employees at the Gaylord National, and we are in the process of negotiating collective bargaining agreements with those unions with respect to those Gaylord National employees. In addition, labor union organizing activities may take place at our other hotels as well as any new hotel property we open. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. In addition, negotiating, and dedicating time and resources to administration of and compliance with the requirements of, any collective bargaining agreements could be costly. The success of expanding our hotel operations also depends upon our obtaining necessary building permits and zoning variances from local authorities. Compliance with these laws and requirements is time intensive and costly and may reduce our revenues and operating income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
January 1 — January 31, 2009	385,242 (1)	$11.91	—	—
February 1 — February 28, 2009	—	—	—	—
March 1 — March 31, 2009	—	—	—	—

Total	385,242 (1)	$11.91	—	—

(1)	Represents shares of the Company’s common stock purchased in the open market by the trustee of a rabbi trust established by the Company as an investment alternative for the supplemental executive retirement benefit (“SERP”) of Colin V. Reed. As disclosed in the Company’s Current Report on Form 8-K filed on December 23, 2008, in December 2008 the Company entered into an amendment to Mr. Reed’s employment agreement providing Mr. Reed with the option of making an irrevocable election to invest his SERP benefit in Company common stock, which election Mr. Reed subsequently made. The Company transferred cash in an amount equal to the then current balance of the SERP benefit which was used to fund the purchases by the trustee of the rabbi trust. Mr. Reed is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit.
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

GAYLORD ENTERTAINMENT COMPANY

Date: May 7, 2009	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Kloeppel
David C. Kloeppel
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4.1	Amended and Restated Rights Agreement, dated as of March 9, 2009, by and between Gaylord Entertainment Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.1	Settlement Agreement, dated March 9, 2009, by and between Gaylord Entertainment Company and TRT Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.2	Letter Agreement, dated March 9, 2009, by and between Gaylord Entertainment Company and GAMCO Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Kloeppel pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and David C. Kloeppel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.