Form 10-Q
period 2009-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2009-08-07
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock, $.01 par value	40,976,998 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2009
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$218,256	$258,269	$430,575	$453,504

Operating expenses:
Operating costs	126,379	149,043	257,744	262,531
Selling, general and administrative	42,883	48,114	87,744	87,656
Preopening costs	—	3,246	—	18,821
Impairment and other charges	—	—	—	12,031
Depreciation and amortization	28,647	28,998	56,718	50,209

Operating income	20,347	28,868	28,369	22,256

Interest expense, net of amounts capitalized	(18,229)	(18,548)	(36,829)	(22,127)
Interest income	4,183	3,773	8,029	4,097
(Loss) income from unconsolidated companies	(12)	(454)	117	(218)
Gain on extinguishment of debt	8,169	—	24,726	—
Other gains and (losses), net	3,654	(9)	3,504	50

Income before provision for income taxes	18,112	13,630	27,916	4,058

Provision for income taxes	7,983	5,082	14,269	2,358

Income from continuing operations	10,129	8,548	13,647	1,700

(Loss) income from discontinued operations, net of income taxes	(78)	239	(169)	(219)

Net income	$10,051	$8,787	$13,478	$1,481

Basic income per share:
Income from continuing operations	$0.25	$0.21	$0.33	$0.04
(Loss) income from discontinued operations, net of income taxes	—	0.01	—	—

Net income	$0.25	$0.22	$0.33	$0.04

Fully diluted income per share:
Income from continuing operations	$0.25	$0.21	$0.33	$0.04
(Loss) income from discontinued operations, net of income taxes	(0.01)	—	—	—

Net income	$0.24	$0.21	$0.33	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$28,385	$1,043
Cash and cash equivalents — restricted	1,158	1,165
Trade receivables, less allowance of $776 and $2,016, respectively	52,243	49,114
Deferred income taxes	5,272	6,266
Other current assets	55,696	50,793
Current assets of discontinued operations	62	197

Total current assets	142,816	108,578

Property and equipment, net of accumulated depreciation	2,194,149	2,227,574
Notes receivable, net of current portion	138,721	146,866
Intangible assets, net of accumulated amortization	94	121
Goodwill	6,915	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	937	1,131
Estimated fair value of derivative assets	—	6,235
Long-term deferred financing costs	15,580	18,888
Other long-term assets	43,451	42,591

Total assets	$2,544,143	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,881	$1,904
Accounts payable and accrued liabilities	145,104	168,155
Estimated fair value of derivative liabilities	769	1,606
Current liabilities of discontinued operations	1,209	1,329

Total current liabilities	148,963	172,994

Long-term debt and capital lease obligations, net of current portion	1,239,099	1,260,997
Deferred income taxes	80,145	62,656
Estimated fair value of derivative liabilities	26,016	28,489
Other long-term liabilities	127,963	131,578
Long-term liabilities of discontinued operations	444	446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 40,969 and 40,916 shares issued and outstanding, respectively	410	409
Additional paid-in capital	719,007	711,444
Treasury stock of 385 shares, at cost	(4,599)	—
Retained earnings	248,229	234,751
Accumulated other comprehensive loss	(41,534)	(43,385)

Total stockholders’ equity	921,513	903,219

Total liabilities and stockholders’ equity	$2,544,143	$2,560,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash Flows from Operating Activities:
Net income	$13,478	$1,481
Amounts to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations, net of taxes	169	219
(Income) loss from unconsolidated companies	(117)	218
Impairment and other charges	—	12,031
Provision (benefit) for deferred income taxes	17,856	(1,712)
Depreciation and amortization	56,718	50,209
Amortization of deferred financing costs	2,256	1,993
Stock-based compensation expense	3,986	6,120
Excess tax benefit from stock-based compensation	—	(832)
Gain on extinguishment of debt	(24,726)	—
Loss on sales of assets	223	119
Changes in (net of acquisitions and divestitures):
Trade receivables	(3,129)	(40,123)
Interest receivable	(7,865)	—
Accounts payable and accrued liabilities	(8,988)	29,833
Other assets and liabilities	(3,772)	(11,532)

Net cash flows provided by operating activities — continuing operations	46,089	48,024
Net cash flows used in operating activities — discontinued operations	(235)	(1,518)

Net cash flows provided by operating activities	45,854	46,506

Cash Flows from Investing Activities:
Purchases of property and equipment	(34,929)	(277,114)
Collection of notes receivable	12,849	308
Other investing activities	(498)	(9,361)

Net cash flows used in investing activities — continuing operations	(22,578)	(286,167)
Net cash flows provided by investing activities — discontinued operations	—	792

Net cash flows used in investing activities	(22,578)	(285,375)

Cash Flows from Financing Activities:
Net borrowings under credit facility	68,000	267,000
Repurchases of senior notes	(64,046)	—
Proceeds from the termination of an interest rate swap on senior notes	5,000	—
Purchases of Company’s common stock	—	(19,999)
Purchases of treasury stock	(4,599)	—
Proceeds from exercise of stock option and purchase plans	121	157
Excess tax benefit from stock-based compensation	—	832
Decrease in restricted cash and cash equivalents	7	8
Other financing activities, net	(417)	(675)

Net cash flows provided by financing activities — continuing operations	4,066	247,323
Net cash flows used in financing activities — discontinued operations	—	—

Net cash flows provided by financing activities	4,066	247,323

Net change in cash and cash equivalents	27,342	8,454
Cash and cash equivalents — unrestricted, beginning of period	1,043	23,592

Cash and cash equivalents — unrestricted, end of period	$28,385	$32,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.
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
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, which extends the disclosure requirements of FASB Statement No. 107, “Interim Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. The Company is now required to disclose, on a quarterly basis, fair value information for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. The Company adopted the provisions of this Staff Position in the second quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 16 for additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The Company adopted the provisions of SFAS 165 during the second quarter of 2009, and the adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 20 for additional disclosures.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation No. 46(R) to require ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before SFAS 167, reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity was required only when specific events occurred. SFAS 167 will be effective for the Company beginning January 1, 2010, and the Company is assessing the potential impact of this statement on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. SFAS 168 does not change the content of GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 became effective for the Company on July 1, 2009. This will have an impact on the footnotes to the Company’s financial statements, as all future references to authoritative accounting literature will be references in accordance with
SFAS 168.

3. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Weighted average shares outstanding	40,937	40,812	40,922	41,029
Effect of dilutive stock options	220	371	216	486

Weighted average shares outstanding — assuming dilution	41,157	41,183	41,138	41,515

The Company had stock-based compensation awards outstanding with respect to approximately 5,034,000 and 2,795,000 shares of common stock as of June 30, 2009 and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 5,034,000 and 2,456,000 shares of common stock as of June 30, 2009 and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
4. COMPREHENSIVE INCOME:
Comprehensive income is as follows for the respective periods:

	Three Months Ended
	June 30,
(in thousands)	2009	2008
Net income	$10,051	$8,787
Unrealized gain (loss) on natural gas swaps, net of deferred income taxes of $378 and $132	601	(238)
Unrealized gain on interest rate swaps, net of deferred income taxes of $1,024 and $2,525	1,841	4,309

Comprehensive income	$12,493	$12,858

	Six Months Ended
	June 30,
(in thousands)	2009	2008
Net income	$13,478	$1,481
Unrealized gain (loss) on natural gas swaps, net of deferred income taxes of $236 and $148	377	280
Unrealized gain on interest rate swaps, net of deferred income taxes of $934 and $867	1,539	1,553
Other	(66)	—

Comprehensive income	$15,328	$3,314

A rollforward of the amounts included in comprehensive income related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the six months ended June 30, 2009 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2008	$(18,258)	$(867)	$(19,125)
2009 changes in fair value	1,539	377	1,916
Reclassification to earnings	—	—	—

Balance at June 30, 2009	$(16,719)	$(490)	$(17,209)

5. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at June 30, 2009 and December 31, 2008 is recorded at cost and summarized as follows:

	June 30,	December 31,
(in thousands)	2009	2008
Land and land improvements	$210,554	$198,169
Buildings	2,183,819	2,180,232
Furniture, fixtures and equipment	503,947	510,358
Construction in progress	44,631	47,234

	2,942,951	2,935,993
Accumulated depreciation	(748,802)	(708,419)

Property and equipment, net	$2,194,149	$2,227,574

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations was $26.9 million and $27.7 million for the three months ended June 30, 2009 and 2008, respectively, and was $53.3 million and $47.9 million for the six months ended June 30, 2009 and 2008, respectively.
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
During the three months and six months ended June 30, 2009, the Company recorded interest income of $4.1 million and $7.9 million, respectively, on these bonds, which included $3.1 million and $6.2 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $1.0 million and $1.6 million, respectively, related to amortization of the discount on the bonds. The Company received a payment of $12.6 million during the six months ended June 30, 2009 relating to this note receivable.
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
8. DISCONTINUED OPERATIONS:
The Company has reflected the following business as discontinued operations. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented.
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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Operating loss:
ResortQuest	$(87)	$(446)	$(327)	$(933)
Other	—	—	16	—
Restructuring charges	—	(84)	—	(262)

Total operating loss	(87)	(530)	(311)	(1,195)

Interest expense	—	—	(1)	—

Other gains and (losses):
ResortQuest	—	915	—	792
Other	—	—	45	50

(Loss) income before (benefit) provision for income taxes	(87)	385	(267)	(353)

(Benefit) provision for income taxes	(9)	146	(98)	(134)

(Loss) income from discontinued operations	$(78)	$239	$(169)	$(219)

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	June 30,	December 31,
(in thousands)	2009	2008
Current assets:
Other current assets	$62	$197

Total current assets	62	197

Total assets	$62	$197

Current liabilities:
Accounts payable and accrued liabilities	$1,209	$1,329

Total current liabilities	1,209	1,329

Other long-term liabilities	444	446

Total long-term liabilities	444	446

Total liabilities	$1,653	$1,775

9. DEBT:
Long-term debt and capitalized lease obligations at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
$1.0 Billion Credit Facility, interest and maturity as described below	$790,500	$722,500
Senior Notes, interest at 8.00%, maturing November 15, 2013	260,310	321,459
Senior Notes, interest at 6.75%, maturing November 15, 2014	180,700	207,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	2,000	2,000
Capital lease obligations	2,589	3,007
Fair value hedge effective for 8.00% Senior Notes	—	6,235
Deferred gain on terminated fair value hedge	4,881	—

Total debt	1,240,980	1,262,901
Less amounts due within one year	(1,881)	(1,904)

Total long-term debt	$1,239,099	$1,260,997

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
As of June 30, 2009, the Company was in compliance with all of its covenants related to its debt. As of June 30, 2009, $790.5 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for the Company, which left $199.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
Repurchase of Senior Notes
During the three months ended June 30, 2009, the Company repurchased $28.3 million in aggregate principal amount of its outstanding senior notes ($21.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $20.5 million. After adjusting for accrued interest, the write-off of $0.4 million in deferred financing costs, and other costs, the Company recorded a pretax gain of $8.2 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009.
During the six months ended June 30, 2009, the Company repurchased $88.1 million in aggregate principal amount of its outstanding senior notes ($61.1 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.0 million. After adjusting for accrued interest, the write-off of $1.1 million in deferred financing costs, and other costs, the Company recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.
10. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates certain interest rate swaps as cash flow hedges of variable rate borrowings, the remaining interest rate swaps as fair value hedges of fixed rate borrowings, and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives are held for hedging purposes. A portion of the Company’s natural gas price swap contracts are considered economic hedges and do not qualify for hedge accounting. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.
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
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $500.0 million, or 63%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the New $1.0 Billion Credit Facility. Therefore, the Company has designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives match the terms of the underlying hedged items, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At June 30, 2009, the Company had six variable to fixed natural gas price swap contracts that mature from July 2009 to December 2009 with an aggregate notional amount of approximately 559,000 dekatherms. The Company has designated the majority of these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis. As these terms are currently highly correlated, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
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
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its 8% Senior Notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. This agreement involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreement mirrored the terms of the 8% Senior Notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties under these swap agreements notified the Company that, as permitted by the agreements, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Therefore, the Company determined that the fair value of the interest rate swap was $5.0 million as of the termination date. As a result of this termination, the Company is amortizing the gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. The amount that the Company anticipates will be reclassified out of long-term debt and into earnings in the next twelve months is a gain of $1.0 million.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at June 30, 2009 and December 31, 2008 is as follows:

	Asset Derivatives		Liability Derivatives
		December 31,		December 31,
(in thousands)	June 30, 2009	2008	June 30, 2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps — fair value hedges	$—	$6,235	$—	$—
Interest rate swaps — cash flow hedges	—	—	26,016	28,489
Natural gas swaps	—	—	769	1,382

Total derivatives designated as hedging instruments	$—	$6,235	$26,785	$29,871

Derivatives not designated as hedging instruments:
Natural gas swaps	$—	$—	$—	$224

Total derivatives not designated as hedging instruments	$—	$—	$—	$224

Total derivatives	$—	$6,235	$26,785	$30,095

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

		Amount of Loss Recognized in
		Income on Derivative
Derivatives in Fair Value	Location of Loss Recognized in Income on	Three Months	Six Months
Hedging Relationships	Derivative	Ended June 30,	Ended June 30,
		2009	2009
Interest rate swaps	Interest expense, net of amounts capitalized	$—	$(1,235)

		Amount of Gain Recognized in
		Income on Related Hedged Items
Hedged Items in Fair Value	Location of Gain Recognized in Income on	Three Months	Six Months
Hedging Relationships	Related Hedged Item	Ended June 30,	Ended June 30,
		2009	2009
Fixed Rate Debt	Interest expense, net of amounts capitalized	$—	$1,235

	Amount of Gain Recognized in OCI			Amount Reclassified from
Derivatives in	on Derivative (Effective Portion)			Accumulated OCI into Income
Cash Flow	Three Months	Six Months		Three Months	Six Months
Hedging	Ended June 30,	Ended June 30,	Location of Amount Reclassified from	Ended June 30,	Ended June 30,
Relationships	2009	2009	Accumulated OCI into Income	2009	2009
Interest rate swaps	$2,865	$2,473	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	979	613	Operating costs	—	—

Total	$3,844	$3,086	Total	$—	$—

		Amount of Loss Recognized in
		Income on Derivative
Derivatives Not Designated as	Location of Loss Recognized	Three Months	Six Months
Hedging Instruments	in Income on Derivative	Ended June 30,	Ended June 30,
		2009	2009
Natural gas swaps	Other gains and (losses), net	$(8)	$(106)
11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Debt interest paid	$27,725	$30,057	$38,382	$38,445
Capitalized interest	(408)	(373)	(827)	(15,610)

Cash interest paid, net of capitalized interest	$27,317	$29,684	$37,555	$22,835

Net income taxes (refunded) paid were $(2.2) million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.
As further discussed in Note 6, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds is reflected as a non-cash activity for an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2008.

12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Including shares permitted under previous plans, at June 30, 2009 and December 31, 2008, there were 3,958,481 and 3,750,711 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options (prior to giving effect to the surrender of certain stock options by certain executives on August 6, 2009, as described in Note 20).
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At June 30, 2009 and December 31, 2008, Restricted Stock Awards of 336,344 and 134,276 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008 the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”). The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vest two to four years from the date of grant and have a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, the Company is recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. At both June 30, 2009 and December 31, 2008, LTIP Restricted Stock Units of 433,250 shares were outstanding. At both June 30, 2009 and December 31, 2008, LTIP Stock Options of 633,250 shares were outstanding (prior to giving effect to the surrender of certain LTIP Stock Options by certain executives on August 6, 2009, as described in Note 20).
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
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.2 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, and $4.0 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$—	$64	$—	$128
Interest cost	1,254	1,306	2,509	2,612
Expected return on plan assets	(961)	(1,204)	(1,922)	(2,408)
Amortization of net actuarial loss	906	296	1,811	592
Amortization of prior service cost	1	1	2	2

Total net periodic pension expense	$1,200	$463	$2,400	$926

The Company has contributed $6.2 million to its defined benefit pension plan during the six months ended June 30, 2009, and expects to contribute an additional $1.2 million during the remainder of 2009.
Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$10	$22	$31	$44
Interest cost	171	300	483	600
Amortization of curtailment gain	(152)	(61)	(214)	(122)

Total net postretirement benefit expense	$29	$261	$300	$522

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax income was 44% and 37% for the three months ended June 30, 2009 and 2008, respectively. The Company’s increased effective tax rate during the 2009 period was due primarily to the impact of adjustments to valuation allowances for the Company during the 2009 period.
The Company’s effective tax rate as applied to pre-tax income was 51% and 58% for the six months ended June 30, 2009 and 2008, respectively. The Company’s decreased effective tax rate during the 2009 period was due primarily to a change in a statutory state tax rate in 2008, which resulted in the revaluing of the Company’s deferred tax assets and liabilities during the 2008 period, and the movement of a deferred tax asset to an entity with a lower effective tax rate during the 2008 period, partially offset by the impact of adjustments to valuation allowances for the Company during the 2009 period.
As of June 30, 2009 and December 31, 2008, the Company had $14.4 million and $13.1 million of unrecognized tax benefits, respectively, of which $7.4 million and $6.9 million, respectively, would affect the Company’s effective tax rate if recognized. The increase in the liability during 2009 is due primarily to a change in judgment related to a tax position taken in a prior year in addition to interest accrued in the current year. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the

Company. As of June 30, 2009 and December 31, 2008, the Company had accrued $1.0 million and $0.7 million, respectively, of interest and $0 of penalties related to uncertain tax positions.
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 17. On March 9, 2009, the Company reached an agreement in principle to settle the pending purported derivative and class action complaint. The Company and the plaintiffs in the action, together with their counsel, have agreed that the changes to the Company’s Board of Directors and amendments to the Original Rights Agreement (as defined below in Note 17) reflected in the Amended Rights Agreement (as defined below in Note 17) will form the basis for that settlement. The settlement agreement between the parties was preliminarily approved by the court on June 9, 2009, and a final hearing on the settlement terms has been scheduled by the court for September 2009.
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The guarantee of the $52.0 million senior loan was terminated in July

2009. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $3.0 million, which represents 18.1% of the $16.4 million of total debt that is subject to the guarantees. As of June 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of June 30, 2009. As of June 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $2.0 million as of June 30, 2009. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
16. FAIR VALUE MEASUREMENTS:
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$10,086	$10,086	$—	$—

Total assets measured at fair value	$10,086	$10,086	$—	$—

Variable to fixed natural gas swaps	$769	$—	$769	$—
Variable to fixed interest rate swaps	26,016	—	26,016	—

Total liabilities measured at fair value	$26,785	$—	$26,785	$—

The remainder of the assets and liabilities held by the Company at June 30, 2009 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 6, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.4 million as of June 30, 2009. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $137 million as of June 30, 2009.
As more fully discussed in Note 9, the Company has $790.5 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $790.5 million in borrowings outstanding under the $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $740 million as of June 30, 2009.
As shown in Note 9, the Company has outstanding $260.3 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8%. The fair value of this financial instrument, based upon quoted market prices, was $220.0 million as of June 30, 2009.
As shown in Note 9, the Company has outstanding $180.7 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of this financial instrument, based upon quoted market prices, was $138.3 million as of June 30, 2009.
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
The Amended Rights Agreement amended the Original Rights Agreement to: (i) increase the triggering ownership percentage from 15% to 22% of the Company’s outstanding shares of common stock; and (ii) include provisions that define and establish procedures in the event that the Company receives a “Qualified Offer.” Under the Amended Rights Agreement, a “Qualified Offer” is a tender or exchange offer for all of the Company’s outstanding common stock in which the same consideration per share is offered for all shares of common stock that (i) is fully financed, (ii) has an offer price per share exceeding the greater of (the “Minimum Per Share Offer Price”): (x) an amount that is 25% higher than the 12-month moving average closing price of the Company’s common stock, and (y) an amount that is 25% higher than the closing price of the Company’s common stock on the day immediately preceding commencement of the offer, (iii) generally remains open until at least the earlier of (x) 106 business days following the commencement of the offer, or (y) the business day immediately following the date on which the results of the vote adopting any redemption resolution at any special meeting of stockholders (as described below) is certified, (iv) is conditioned on the offeror being tendered at least 51% of the Company’s common stock not held by the offeror, (v) assures a prompt second-step acquisition of shares not purchased in the initial offer at the same consideration as the initial offer, (vi) is only subject to customary closing conditions, and (vii) meets certain other requirements set forth in the Amended Rights Agreement.
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
Agreements with Stockholders
Agreement with TRT Holdings, Inc. On March 9, 2009, the Company entered into a settlement agreement (the “TRT Agreement”) with TRT Holdings, Inc., a Delaware corporation (“TRT”), which had previously submitted notice to the Company of its intention to nominate four individuals for election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on May 7, 2009 (the “Annual Meeting”) and to solicit proxies for the election of such nominees.
Prior to the execution of the TRT Agreement, the Company’s Board of Directors consisted of nine directors. The TRT Agreement provided that, prior to the Annual Meeting, the Board of Directors would increase the size of the Board from nine to eleven directors. Under the terms of the TRT Agreement, TRT is entitled to name two directors for nomination by the Board and inclusion in the Company’s proxy statement for the Annual Meeting and each of the annual meetings of stockholders in 2010 and 2011. The TRT nominees for the Annual Meeting were Robert B. Rowling and David W. Johnson. The TRT Agreement also requires the Board of Directors to nominate seven incumbent directors and two additional independent directors identified by the Nominating and Corporate Governance Committee after consultation with the Company’s stockholders. The TRT Agreement provided that one TRT nominee will serve on each of the Executive Committee (which was increased in size to five directors), the Human Resources Committee and the Nominating and Corporate Governance Committee of the Board. In addition, the TRT Agreement provides that the Board will not increase the size of the Board to more than eleven directors prior to the Company’s 2012 annual meeting of stockholders.
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
Under the terms of the GAMCO Agreement, GAMCO was entitled to name two directors for nomination by the Board of Directors and inclusion in the Company’s proxy statement for the Annual Meeting. The GAMCO nominees for the Annual Meeting were Glenn J. Angiolillo and Robert S. Prather, Jr. In addition, the GAMCO Agreement provides that as long as any GAMCO nominee is a member of the Board of Directors, the Company will appoint a GAMCO nominee to each committee of the Board of Directors. By execution of the GAMCO Agreement, GAMCO withdrew (i) its nominations to the Board of Directors (subject to the Company’s compliance with the GAMCO Agreement) that were set forth in GAMCO’s letters to the Company dated February 3 and 5, 2009, and (ii) its stockholder proposal, dated August 18, 2008, recommending the redemption of the rights issued pursuant to the Company’s rights agreement.
The foregoing descriptions of the TRT Agreement and the GAMCO Agreement are qualified in their entirety by reference to the full text of the agreements, copies of which the Company filed with the Securities and Exchange Commission as exhibits to a Current Report on Form 8-K filed on March 10, 2009.
Costs. During the six months ended June 30, 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with the stockholders described above, and reimbursing certain expenses pursuant to the TRT Agreement as noted above of $1.0 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation, as described in the Company’s Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
Treasury Stock
On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors and Chief Executive Officer (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements necessary so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying condensed consolidated financial statements.
Stock Repurchases
During the six months ended June 30, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
18. EMPLOYEE SEVERANCE COSTS:
In the six months ended June 30, 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 460 employee positions, which included positions in all segments of the organization. As a result, the Company recognized approximately $2.8 million and $7.3 million in severance costs in the three months and six months ended June 30, 2009, respectively. These costs are comprised of operating costs and selling, general and administrative costs of $0.3 million and $2.5 million, respectively, for the three months ended June 30, 2009, and operating costs and selling, general and administrative costs of $3.1 million and $4.2 million, respectively, for the six months ended June 30, 2009, in the accompanying condensed consolidated statements of operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Revenues:
Hospitality	$200,505	$233,614	$401,152	$411,558
Opry and Attractions	17,729	24,474	29,373	41,590
Corporate and Other	22	181	50	356

Total	$218,256	$258,269	$430,575	$453,504

Depreciation and amortization:
Hospitality	$24,949	$25,985	$49,538	$44,246
Opry and Attractions	1,269	1,269	2,383	2,569
Corporate and Other	2,429	1,744	4,797	3,394

Total	$28,647	$28,998	$56,718	$50,209

Operating income (loss):
Hospitality	$32,877	$41,663	$59,028	$77,155
Opry and Attractions	2,308	3,247	(200)	2,203
Corporate and Other	(14,838)	(12,796)	(30,459)	(26,250)
Preopening costs	—	(3,246)	—	(18,821)
Impairment and other charges	—	—	—	(12,031)

Total operating income	20,347	28,868	28,369	22,256
Interest expense, net of amounts capitalized	(18,229)	(18,548)	(36,829)	(22,127)
Interest income	4,183	3,773	8,029	4,097
(Loss) income from unconsolidated companies	(12)	(454)	117	(218)
Gain on extinguishment of debt	8,169	—	24,726	—
Other gains and (losses), net	3,654	(9)	3,504	50

Income before provision for income taxes	$18,112	$13,630	$27,916	$4,058

20. SUBSEQUENT EVENTS:
The Company has evaluated all subsequent events through August 7, 2009, the date these financial statements were filed with the SEC.
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Company’s 2006 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company has determined that because the Cancelled Stock Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company will record the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during the three months ended September 30, 2009.
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,113	$218,251	$—	$(2,108)	$218,256
Operating expenses:
Operating costs	—	126,379	—	—	126,379
Selling, general and administrative	6,175	36,708	—	—	42,883
Management fees	—	2,108	—	(2,108)	—
Depreciation and amortization	1,346	27,301	—	—	28,647

Operating (loss) income	(5,408)	25,755	—	—	20,347
Interest expense, net of amounts capitalized	(18,768)	(29,409)	(85)	30,033	(18,229)
Interest income	6,146	24,531	3,539	(30,033)	4,183
Loss from unconsolidated companies	—	(12)	—	—	(12)
Gain on extinguishment of debt	8,169	—	—	—	8,169
Other gains and (losses), net	51	3,603	—	—	3,654

(Loss) income before (benefit) provision for income taxes	(9,810)	24,468	3,454	—	18,112
(Benefit) provision for income taxes	(4,194)	10,661	1,516	—	7,983
Equity in subsidiaries’ earnings, net	(15,667)	—	—	15,667	—

Income from continuing operations	10,051	13,807	1,938	(15,667)	10,129
Income (loss) from discontinued operations, net of taxes	—	5	(83)	—	(78)

Net income	$10,051	$13,812	$1,855	$(15,667)	$10,051

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$3,113	$258,537	$—	$(3,381)	$258,269
Operating expenses:
Operating costs	36	149,324	—	(317)	149,043
Selling, general and administrative	3,839	44,360	—	(85)	48,114
Management fees	—	2,979	—	(2,979)	—
Preopening costs	—	3,246	—	—	3,246
Depreciation and amortization	1,358	27,640	—	—	28,998

Operating (loss) income	(2,120)	30,988	—	—	28,868
Interest expense, net of amounts capitalized	(18,918)	(37,645)	(109)	38,124	(18,548)
Interest income	7,741	29,612	4,544	(38,124)	3,773
Loss from unconsolidated companies	—	(454)	—	—	(454)
Other gains and (losses), net	(5)	(4)	—	—	(9)

(Loss) income before (benefit) provision for income taxes	(13,302)	22,497	4,435	—	13,630
(Benefit) provision for income taxes	(6,825)	10,035	1,872	—	5,082
Equity in subsidiaries’ earnings, net	(15,264)	—	—	15,264	—

Income from continuing operations	8,787	12,462	2,563	(15,264)	8,548
Income from discontinued operations, net of taxes	—	1	238	—	239

Net income	$8,787	$12,463	$2,801	$(15,264)	$8,787

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$4,169	$430,562	$—	$(4,156)	$430,575
Operating expenses:
Operating costs	—	257,744	—	—	257,744
Selling, general and administrative	11,611	76,133	—	—	87,744
Management fees	—	4,156	—	(4,156)	—
Depreciation and amortization	2,725	53,993	—	—	56,718

Operating (loss) income	(10,167)	38,536	—	—	28,369
Interest expense, net of amounts capitalized	(37,916)	(58,300)	(167)	59,554	(36,829)
Interest income	12,369	48,220	6,994	(59,554)	8,029
Income from unconsolidated companies	—	117	—	—	117
Gain on extinguishment of debt	24,726	—	—	—	24,726
Other gains and (losses), net	50	3,454	—	—	3,504

(Loss) income before (benefit) provision for income taxes	(10,938)	32,027	6,827	—	27,916
(Benefit) provision for income taxes	(4,718)	16,022	2,965	—	14,269
Equity in subsidiaries’ earnings, net	(19,698)	—	—	19,698	—

Income from continuing operations	13,478	16,005	3,862	(19,698)	13,647
Income (loss) from discontinued operations, net of taxes	—	28	(197)	—	(169)

Net income	$13,478	$16,033	$3,665	$(19,698)	$13,478

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$5,836	$453,726	$—	$(6,058)	$453,504
Operating expenses:
Operating costs	36	262,838	—	(343)	262,531
Selling, general and administrative	8,298	79,506	—	(148)	87,656
Management fees	—	5,567	—	(5,567)	—
Preopening costs	—	18,821	—	—	18,821
Impairment and other charges	12,031	—	—	—	12,031
Depreciation and amortization	2,747	47,462	—	—	50,209

Operating (loss) income	(17,276)	39,532	—	—	22,256
Interest expense, net of amounts capitalized	(37,605)	(63,151)	(239)	78,868	(22,127)
Interest income	13,722	59,425	9,818	(78,868)	4,097
Loss from unconsolidated companies	—	(218)	—	—	(218)
Other gains and (losses), net	(5)	55	—	—	50

(Loss) income before (benefit) provision for income taxes	(41,164)	35,643	9,579	—	4,058
(Benefit) provision for income taxes	(17,503)	16,081	3,780	—	2,358
Equity in subsidiaries’ earnings, net	(25,142)	—	—	25,142	—

Income from continuing operations	1,481	19,562	5,799	(25,142)	1,700
Income (loss) from discontinued operations, net of taxes	—	32	(251)	—	(219)

Net income	$1,481	$19,594	$5,548	$(25,142)	$1,481

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$19,254	$9,131	$—	$—	$28,385
Cash and cash equivalents — restricted	1,158	—	—	—	1,158
Trade receivables, net	—	52,243	—	—	52,243
Deferred income taxes	3,736	754	782	—	5,272
Other current assets	7,674	48,148	—	(126)	55,696
Intercompany receivables, net	213,937	—	266,160	(480,097)	—
Current assets of discontinued operations	—	—	62	—	62

Total current assets	245,759	110,276	267,004	(480,223)	142,816

Property and equipment, net of accumulated depreciation	48,229	2,145,920	—	—	2,194,149
Notes receivable, net of current portion	—	138,721	—	—	138,721
Intangible assets, net of accumulated amortization	—	94	—	—	94
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,930,390	331,568	—	(2,261,021)	937
Long-term deferred financing costs	15,580	—	—	—	15,580
Other long-term assets	20,901	22,550	—	—	43,451

Total assets	$2,260,859	$2,757,524	$267,004	$(2,741,244)	$2,544,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,080	$801	$—	$—	$1,881
Accounts payable and accrued liabilities	20,183	125,211	—	(290)	145,104
Estimated fair value of derivative liabilities	769	—	—	—	769
Intercompany payables, net	—	402,772	77,325	(480,097)	—
Current liabilities of discontinued operations	—	—	1,209	—	1,209

Total current liabilities	22,032	528,784	78,534	(480,387)	148,963
Long-term debt and capital lease obligations, net of current portion	1,237,391	1,708	—	—	1,239,099
Deferred income taxes	(40,503)	119,899	749	—	80,145
Estimated fair value of derivative liabilities	26,016	—	—	—	26,016
Other long-term liabilities	78,151	49,650	(2)	164	127,963
Long-term liabilities of discontinued operations	—	—	444	—	444
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	410	2,387	2	(2,389)	410
Additional paid-in capital	719,007	2,258,044	6,322	(2,264,366)	719,007
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	264,488	(202,948)	180,955	5,734	248,229
Other stockholders’ equity	(41,534)	—	—	—	(41,534)

Total stockholders’ equity	937,772	2,057,483	187,279	(2,261,021)	921,513

Total liabilities and stockholders’ equity	$2,260,859	$2,757,524	$267,004	$(2,741,244)	$2,544,143

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$20,965	$24,889	$235	$—	$46,089
Net cash used in discontinued operating activities	—	—	(235)	—	(235)

Net cash provided by operating activities	20,965	24,889	—	—	45,854

Purchases of property and equipment	(344)	(34,585)	—	—	(34,929)
Collection of note receivable	—	12,849	—	—	12,849
Other investing activities	(45)	(453)	—	—	(498)

Net cash used in investing activities — continuing operations	(389)	(22,189)	—	—	(22,578)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(389)	(22,189)	—	—	(22,578)

Net borrowings under credit facility	68,000	—	—	—	68,000
Repurchases of senior notes	(64,046)	—	—	—	(64,046)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Other financing activities, net	47	(336)	—	—	(289)

Net cash provided by (used in) financing activities — continuing operations	4,402	(336)	—	—	4,066
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,402	(336)	—	—	4,066

Net change in cash and cash equivalents	24,978	2,364	—	—	27,342
Cash and cash equivalents at beginning of year	(5,724)	6,767	—	—	1,043

Cash and cash equivalents at end of year	$19,254	$9,131	$—	$—	$28,385

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(236,818)	$284,116	$726	$—	$48,024
Net cash used in discontinued operating activities	—	—	(1,518)	—	(1,518)

Net cash (used in) provided by operating activities	(236,818)	284,116	(792)	—	46,506

Purchases of property and equipment	(605)	(276,509)	—	—	(277,114)
Collection of notes receivable	—	308	—	—	308
Other investing activities	(1,370)	(7,991)	—	—	(9,361)

Net cash used in investing activities — continuing operations	(1,975)	(284,192)	—	—	(286,167)
Net cash provided by investing activities — discontinued operations	—	—	792		792

Net cash (used in) provided by investing activities	(1,975)	(284,192)	792	—	(285,375)

Net borrowings under credit facility	267,000	—	—	—	267,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Proceeds from exercise of stock options and purchase plans	157	—	—	—	157
Excess tax benefit from stock-based compensation	832	—	—	—	832
Decrease in restricted cash and cash equivalents	8	—	—	—	8
Other financing activities, net	(169)	(506)	—	—	(675)

Net cash provided by (used in) financing activities — continuing operations	247,829	(506)	—	—	247,323
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	247,829	(506)	—	—	247,323

Net change in cash and cash equivalents	9,036	(582)	—	—	8,454
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$26,192	$5,854	$—	$—	$32,046

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Events
Repurchase of Senior Notes. During the three months ended June 30, 2009, we repurchased $28.3 million in aggregate principal amount of our outstanding senior notes ($21.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $20.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $8.2 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. During the six months ended June 30, 2009, we repurchased $88.1 million in aggregate principal amount of our outstanding senior notes ($61.1 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.0 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Employee Severance Costs. In the six months ended June 30, 2009, as part of our cost containment initiative, we eliminated approximately 460 employee positions, which included positions in all segments of the organization. As a result, we recognized approximately $2.8 million and $7.3 million in severance costs in the three months and six months ended June 30, 2009, respectively. These costs are comprised of operating costs and selling, general and administrative costs of $0.3 million and $2.5 million, respectively, for the three months ended June 30, 2009, and operating costs and selling, general and administrative costs of $3.1 million and $4.2 million, respectively, for the six months ended June 30, 2009 in the accompanying financial information.
Agreements with Significant Stockholders. As discussed more fully above in Note 17 to the condensed consolidated financial statements for the six months ended June 30, 2009, during the first quarter of 2009, we amended our shareholder rights plan, entered into a settlement agreement with TRT Holdings, Inc. (“TRT”), and entered into a letter agreement with GAMCO Asset Management, Inc. (“GAMCO”). During the six months ended June 30, 2009, we incurred various costs in connection with reaching agreements with these stockholders, reimbursing certain expenses pursuant to the settlement agreement with TRT, and preparing for a proxy contest of $1.0 million. In addition, we incurred costs of $0.9 million in connection with the settlement of our shareholder rights plan litigation, as described in our Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying financial information.
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
As described above in Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2009 and 2008 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), as well as our ownership interests in two joint ventures.
•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.
•	Corporate and Other, consisting of our corporate expenses.
For the three months and six months ended June 30, 2009 and 2008, our total revenues were divided among these business segments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Segment	2009	2008	2009	2008
Hospitality	91.9%	90.5%	93.2%	90.8%
Opry and Attractions	8.1%	9.5%	6.8%	9.2%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2009 and 2008. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Three Months ended June 30,				Six Months ended June 30,
	2009	%	2008	%	2009	%	2008	%
Income Statement Data:
REVENUES:
Hospitality	$200,505	91.9%	$233,614	90.5%	$401,152	93.2%	$411,558	90.8%
Opry and Attractions	17,729	8.1%	24,474	9.5%	29,373	6.8%	41,590	9.2%
Corporate and Other	22	0.0%	181	0.1%	50	0.0%	356	0.1%

Total revenues	218,256	100.0%	258,269	100.0%	430,575	100.0%	453,504	100.0%

OPERATING EXPENSES:
Operating costs	126,379	57.9%	149,043	57.7%	257,744	59.9%	262,531	57.9%
Selling, general and administrative	42,883	19.6%	48,114	18.6%	87,744	20.4%	87,656	19.3%
Preopening costs	—	0.0%	3,246	1.3%	—	0.0%	18,821	4.2%
Impairment and other charges	—	0.0%	—	0.0%	—	0.0%	12,031	2.7%
Depreciation and amortization:
Hospitality	24,949	11.4%	25,985	10.1%	49,538	11.5%	44,246	9.8%
Opry and Attractions	1,269	0.6%	1,269	0.5%	2,383	0.6%	2,569	0.6%
Corporate and Other	2,429	1.1%	1,744	0.7%	4,797	1.1%	3,394	0.7%

Total depreciation and amortization	28,647	13.1%	28,998	11.2%	56,718	13.2%	50,209	11.1%

Total operating expenses	197,909	90.7%	229,401	88.8%	402,206	93.4%	431,248	95.1%

OPERATING INCOME (LOSS):
Hospitality	32,877	16.4%	41,663	17.8%	59,028	14.7%	77,155	18.7%
Opry and Attractions	2,308	13.0%	3,247	13.3%	(200)	-0.7%	2,203	5.3%
Corporate and Other	(14,838)	(A)	(12,796)	(A)	(30,459)	(A)	(26,250)	(A)
Preopening costs	—	(B)	(3,246)	(B)	—	(B)	(18,821)	(B)
Impairment and other charges	—	(B)	—	(B)	—	(B)	(12,031)	(B)

Total operating income	20,347	9.3%	28,868	11.2%	28,369	6.6%	22,256	4.9%
Interest expense, net of amounts capitalized	(18,229)	(C)	(18,548)	(C)	(36,829)	(C)	(22,127)	(C)
Interest income	4,183	(C)	3,773	(C)	8,029	(C)	4,097	(C)
(Loss) income from unconsolidated companies	(12)	(C)	(454)	(C)	117	(C)	(218)	(C)
Gain on extinguishment of debt	8,169	(C)	—	(C)	24,726	(C)	—	(C)
Other gains and (losses), net	3,654	(C)	(9)	(C)	3,504	(C)	50	(C)
Provision for income taxes	(7,983)	(C)	(5,082)	(C)	(14,269)	(C)	(2,358)	(C)
(Loss) gain from discontinued operations, net	(78)	(C)	239	(C)	(169)	(C)	(219)	(C)

Net income	$10,051	(C)	$8,787	(C)	$13,478	(C)	$1,481	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months and six months ended June 30, 2009 and 2008 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
Total revenues	$218,256	$258,269	-15.5%	$430,575	$453,504	-5.1%
Total operating expenses	197,909	229,401	-13.7%	402,206	431,248	-6.7%
Operating income	20,347	28,868	-29.5%	28,369	22,256	27.5%
Net income	10,051	8,787	14.4%	13,478	1,481	810.1%
Net income per share — fully diluted	0.24	0.21	14.3%	0.33	0.04	725.0%
Total Revenues
The decrease in our total revenues for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is attributable to a decrease in our Hospitality segment revenues of $33.1 million for the 2009 period and a decrease in our Opry and Attractions segment revenue of $6.7 million for the 2009 period, as discussed more fully below.
The decrease in our total revenues for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, is attributable to a decrease in our Hospitality segment revenues of $10.4 million for the 2009 period and a decrease in our Opry and Attractions segment revenue of $12.2 million for the 2009 period, as discussed more fully below. Hospitality segment revenue in 2009 includes an additional $56.7 million in revenues associated with the Gaylord National, which opened in April 2008, which was more than offset by a $67.1 million decrease in revenues at our same-store Hospitality properties. As used herein, same-store Hospitality properties exclude Gaylord National for all periods presented as a result of the fact that Gaylord National opened in April 2008.
Total Operating Expenses
The decrease in our total operating expenses for the three months ended June 30, 2009, as compared to the same period in 2008, is primarily due to decreased Hospitality segment operating expenses associated with lower revenues, as discussed more fully below.
The decrease in our total operating expenses for the six months ended June 30, 2009, as compared to the same period in 2008, is primarily due to a combination of increased Hospitality segment operating expenses associated with the Gaylord National due to its opening in April 2008, decreased Hospitality segment operating expenses associated with lower revenues at our other Hospitality properties, the inclusion in the 2008 period of $18.8 million in preopening costs associated with the Gaylord National, and $12.0 million in impairment and other charges incurred in the first quarter of 2008 related to the termination of the Purchase Agreement for the La Cantera Resort, as discussed more fully below.

Operating Income
The decrease in our operating income for the three months ended June 30, 2009, as compared to the same period in 2008, was due primarily to an $8.8 million decrease in Hospitality segment operating income for the 2009 period, as more fully described below.
The increase in our operating income for the six months ended June 30, 2009, as compared to the same period in 2008, was due primarily to the absence, in 2009, of preopening costs primarily associated with the Gaylord National ($18.8 million in preopening costs in 2008) and impairment charges related to our termination of an agreement to purchase the Westin La Cantera resort ($12.0 million in impairment charges in 2008). An $18.1 million decrease in Hospitality segment operating income for the six months ended June 30, 2009, as compared to the same period in 2008, as more fully described below, served to decrease our operating income for the 2009 period.
Net Income
Our net income of $10.1 million for the three months ended June 30, 2009, as compared to net income of $8.8 million for the same period in 2008, was due to the decrease in our operating income described above, offset by the following factors:
•	An $8.2 million gain on the extinguishment of debt for the three months ended June 30, 2009 relating to the repurchase of a portion of our senior notes, described more fully below, which served to increase our net income.
•	The receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium, described more fully below, which served to increase our net income.
•	A provision for income taxes of $8.0 million for the three months ended June 30, 2009, as compared to $5.1 million for the same period in 2008, described more fully below, which served to decrease our net income.
Our net income of $13.5 million for the six months ended June 30, 2009, as compared to net income of $1.5 million for the same period in 2008, was due to the increase in our operating income described above, as well as the following factors:
•	A $24.7 million gain on the extinguishment of debt for the six months ended June 30, 2009 relating to the repurchase of a portion of our senior notes, described more fully below, which served to increase our net income.
•	A $14.7 million increase in our interest expense, net of amounts capitalized, for the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to a $14.8 million decrease in capitalized interest, as described more fully below, which served to decrease our net income.
•	A provision for income taxes of $14.3 million for the six months ended June 30, 2009, as compared to $2.4 million for the same period in 2008, described more fully below, which served to decrease our net income.
•	A $3.9 million increase in our interest income for the six months ended June 30, 2009, as compared to the same period in 2008, described more fully below, which served to increase our net income.
•	The receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium, described more fully below, which served to increase our net income.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $118.6 million and $61.8 million for the six months ended June 30, 2009 and 2008, respectively) and operating expenses (operating expenses of $83.4 million and $47.9 million for the six months ended June 30, 2009 and 2008, respectively).
•	Decreased same-store occupancy levels (a decrease of 11.8 percentage points of occupancy and 14.0 percentage points of occupancy for the three months and six months ended June 30, 2009, respectively, as compared to the same periods in 2008) resulting from lower levels of group business during the periods, combined with lower same-store ADR during these periods (a decrease of 5.1% and 3.3% for the three months and six months ended June 30, 2009, respectively, as compared to the same periods in 2008). This combination resulted in decreased same-store RevPAR and Total RevPAR for the three months and six months ended June 30, 2009, as compared to the same periods in 2008.
•	Increased attrition and cancellation levels for the three months and six months ended June 30, 2009, as compared to the same periods in 2008, which decreased our same-store operating income, RevPAR and Total RevPAR. Same-store attrition for the three months ended June 30, 2009 was 14.0% of bookings, compared to 9.8% for the same period in 2008. Same-store attrition for the six months ended June 30, 2009 was 15.4% of bookings, compared to 10.4% for the same period in 2008.
•	The absence of preopening costs during the three months and six months ended June 30, 2009, as compared to the same periods in 2008, due to the opening of the Gaylord National hotel in April 2008, which increased our operating income for the current periods.
•	The absence of $12.0 million in impairment charges during the six months ended June 30, 2009, as compared to the same period in 2008, which increased our operating income for the current period.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2009 and 2008 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Hospitality revenue (1)	$200,505	$233,614	-14.2%	$401,152	$411,558	-2.5%
Hospitality operating expenses:
Operating costs	114,159	132,245	-13.7%	234,239	231,788	1.1%
Selling, general and administrative	28,520	33,721	-15.4%	58,347	58,369	0.0%
Depreciation and amortization	24,949	25,985	-4.0%	49,538	44,246	12.0%

Total Hospitality operating expenses	167,628	191,951	-12.7%	342,124	334,403	2.3%

Hospitality operating income (2)	$32,877	$41,663	-21.1%	$59,028	$77,155	-23.5%

Hospitality performance metrics:
Occupancy (6)	65.4%	73.4%	-10.9%	63.3%	75.1%	-15.7%
ADR	$175.66	$180.03	-2.4%	$180.14	$177.26	1.6%
RevPAR (3) (6)	$114.81	$132.19	-13.1%	$114.07	$133.11	-14.3%
Total RevPAR (4) (6)	$272.21	$317.74	-14.3%	$273.80	$320.23	-14.5%
Net Definite Room Nights Booked (5)	172,000	428,000	-60.0%	279,000	830,000	-66.5%

(1)	Hospitality results and performance metrics include the results of our same-store Gaylord hotels and our Radisson Hotel for all periods presented and include the results of Gaylord National from the date it commenced normal operations in early April 2008.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 51,000 and 86,000 room nights for the three months, and 72,000 and 226,000 room nights for the six months, ended June 30, 2009 and 2008, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked for the three months and six months ended June 30, 2008 included 27,000 and 129,000 room nights, respectively, related to the proposed hotel expansions.

(6)	Excludes 5,171 room nights for the six months ended June 30, 2008 that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008. Also excludes 1,408 room nights that were not in service during the three months and six months ended June 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

The decrease in total Hospitality segment revenue in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, is primarily due to a decrease in same-store Hospitality segment revenue in the 2009 periods due to lower occupancy rates and decreased outside the room spending resulting from lower levels of group business during the periods. For the six month period ended June 30, 2009, these decreases were partially offset by the inclusion of revenues associated with the Gaylord National, which opened in April 2008.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months ended June 30, 2009, as compared to the same period in 2008, is primarily attributable to a decrease in operating expenses at each of our Hospitality segment properties, as described below. The increase in Hospitality operating expenses in the six months ended June 30, 2009, as compared to the same period in 2008, is primarily attributable to increased operating expenses associated with the fact that the Gaylord National was not operational for the full 2008 six-month period (the Gaylord National opened in April 2008). Decreases in operating expenses for our other Hospitality properties for the 2009 period served to offset a portion of this increase. Total Hospitality segment operating expenses were also impacted by $0.6 million and $3.5 million of severance costs recognized in the three months and six months ended June 30, 2009, respectively.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased in the three months ended June 30, 2009, as compared to the same period in 2008, at each of our Hospitality segment properties, as described below. Total Hospitality segment operating costs increased during the six months ended June 30, 2009, as compared to the same period in 2008, due to the fact that the Gaylord National was not operational for the full 2008 six-month period (the Gaylord National opened in April 2008), partially offset by decreases in operating costs at our other Hospitality properties, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in the three months ended June 30, 2009, as compared to the same period in 2008, at each of our Hospitality segment properties, primarily due to our cost containment initiative, as described below. Total Hospitality segment selling, general and administrative expenses remained stable in the six months ended June 30, 2009, as compared to the same period in 2008. An increase attributed to the fact that the Gaylord National was not operational for the full 2008 six-month period (the Gaylord National opened in April 2008) was offset by decreases at our other Hospitality properties, as described below.
Total Hospitality segment depreciation and amortization expense decreased slightly in the three months ended June 30, 2009, as compared to the same period in 2008. Total Hospitality segment depreciation and amortization expense increased in the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to the inclusion of depreciation expense associated with property and equipment related to Gaylord National, which was not in service during the first quarter of 2008.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2009 and 2008.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$55,317	$73,535	-24.8%	$109,839	$146,126	-24.8%
Operating expense data:
Operating costs	34,186	40,496	-15.6%	71,119	82,303	-13.6%
Selling, general and administrative	7,702	10,171	-24.3%	16,207	19,753	-18.0%
Hospitality performance metrics:
Occupancy (1)	62.5%	76.4%	-18.2%	60.4%	76.2%	-20.7%
ADR	$154.65	$162.97	-5.1%	$155.07	$160.13	-3.2%
RevPAR (1)	$96.67	$124.54	-22.4%	$93.67	$122.03	-23.2%
Total RevPAR (1)	$211.14	$280.68	-24.8%	$210.78	$281.59	-25.1%

(1)	Excludes 5,171 room nights for the six months ended June 30, 2008 that were taken out of service as a result of a continued multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, was due to a combination of lower occupancy and a lower ADR, as the hotel experienced lower levels of group business during the period than in the prior year. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Opryland in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, decreased due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including compensation expense and food costs. Selling, general and administrative expenses at Gaylord Opryland decreased in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to the results of our cost containment initiative and a decrease in bad debt expense associated with the write-down of a receivable from a large convention customer in the prior year.

     Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$39,224	$47,781	-17.9%	$85,128	$102,831	-17.2%
Operating expense data:
Operating costs	22,014	25,210	-12.7%	46,137	53,256	-13.4%
Selling, general and administrative	6,849	8,249	-17.0%	14,178	17,107	-17.1%
Hospitality performance metrics:
Occupancy	71.3%	82.2%	-13.3%	70.0%	83.3%	-16.0%
ADR	$182.37	$185.90	-1.9%	$189.86	$195.65	-3.0%
RevPAR	$129.95	$152.89	-15.0%	$132.94	$163.05	-18.5%
Total RevPAR	$306.56	$373.45	-17.9%	$334.51	$401.85	-16.8%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to a combination of decreased occupancy and a lower ADR at the hotel during the period, as the hotel suffered a decrease in group and transient business during the period. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Palms in the three months and six months ended June 30, 2009 decreased as compared to the same periods in 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including decreased compensation expense and food costs. Selling, general and administrative expenses decreased during the three months and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to a decrease in expenses associated with certain cost control methods implemented by the hotel.

     Gaylord Texan Results. The results of the Gaylord Texan for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$41,542	$47,981	-13.4%	$83,938	$96,268	-12.8%
Operating expense data:
Operating costs	23,177	26,374	-12.1%	47,931	54,980	-12.8%
Selling, general and administrative	5,440	5,894	-7.7%	10,774	11,624	-7.3%
Hospitality performance metrics:
Occupancy	62.2%	72.2%	-13.9%	61.7%	74.2%	-16.8%
ADR	$170.70	$183.53	-7.0%	$177.94	$183.96	-3.3%
RevPAR	$106.13	$132.56	-19.9%	$109.74	$136.56	-19.6%
Total RevPAR	$302.28	$348.95	-13.4%	$307.00	$350.06	-12.3%
The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to a combination of decreased occupancy and a lower ADR at the hotel during the periods, as the hotel suffered a decrease in group business during the period. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the periods. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Texan in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, decreased primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, including decreased compensation expense and food costs. Selling, general and administrative expenses decreased during the three months and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to the results of our cost containment initiative.

Gaylord National Results. Gaylord National commenced operations in early April 2008. The results of Gaylord National for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$62,481	$61,839	1.0%	$118,572	$61,839	91.7%
Operating expense data:
Operating costs	33,873	38,973	-13.1%	67,114	38,973	72.2%
Selling, general and administrative	8,059	8,958	-10.0%	16,255	8,958	81.5%
Hospitality performance metrics:
Occupancy (1)	67.9%	64.5%	5.3%	64.9%	64.5%	0.6%
ADR	$213.84	$212.10	0.8%	$219.41	$212.10	3.4%
RevPAR (1)	$145.25	$136.85	6.1%	$142.31	$136.85	4.0%
Total RevPAR (1)	$343.99	$343.12	0.3%	$328.20	$343.12	-4.3%

(1)  Excludes 1,408 room nights that were not in service during the three months and six months ended June 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.
The increase in Gaylord National revenue, RevPAR and Total RevPAR in the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to a combination of increased occupancy and a slightly increased ADR at the hotel during the period. The increase in group business also led to an increase in conference services at the hotel.
Operating costs at Gaylord National in the three months ended June 30, 2009, as compared to the same period in 2008, decreased during the period, primarily due to lower employment and temporary labor costs, resulting from efficiency improvements since the hotel’s opening. Selling, general and administrative expenses decreased during the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to a decrease in employment expenses as a result of efficiency improvements and our cost containment initiative.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$17,729	$24,474	-27.6%	$29,373	$41,590	-29.4%
Operating expense data:
Operating costs	10,011	14,613	-31.5%	18,740	26,375	-28.9%
Selling, general and administrative	4,141	5,345	-22.5%	8,450	10,443	-19.1%
Depreciation and amortization	1,269	1,269	0.0%	2,383	2,569	-7.2%

Operating income	$2,308	$3,247	-28.9%	$(200)	$2,203	-109.1%

The decrease in revenues in the Opry and Attractions segment for the three months and six months ended June 30, 2009, as compared to the same periods in 2008, is primarily due to a decrease in revenues at our Corporate Magic corporate event planning business, as its customers held fewer events in the periods as compared to the prior periods, due to lower levels of group travel.
The decrease in Opry and Attractions operating costs in the three months and six months ended June 30, 2009 as compared to the same periods in 2008, was due primarily to decreased variable costs at our Corporate Magic subsidiary associated with the decreased revenues described above. The decrease in Opry and Attractions selling, general and administrative expenses in the three months and six months ended June 30, 2009, as compared to the same periods in 2008, was due primarily to our cost containment initiative. Total Opry and Attractions operating expenses were also impacted by $0.5 million of severance costs recognized in the six months ended June 30, 2009.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$22	$181	-87.8%	$50	$356	-86.0%
Operating expense data:
Operating costs	2,209	2,184	1.1%	4,765	4,368	9.1%
Selling, general and administrative	10,222	9,049	13.0%	20,947	18,844	11.2%
Depreciation and amortization	2,429	1,744	39.3%	4,797	3,394	41.3%

Operating loss (1)	$(14,838)	$(12,796)	-16.0%	$(30,459)	$(26,250)	-16.0%

(1)	Corporate and other segment operating loss for the six months ended June 30, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other total operating expenses increased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Corporate and Other operating costs, which consist primarily of costs associated with information technology, and Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended June 30, 2009, as compared to 2008 period, due primarily to $2.1 million in severance costs incurred as part of our cost containment initiative. Corporate and Other total operating expenses also increased in the six months ended June 30, 2009, as compared to the 2008 period, primarily as a result of $3.4 million in severance costs incurred as part of our cost containment initiative and $1.9 million in expenses discussed above in “Recent Events” associated with preparing for a proxy contest, including reaching agreements with TRT and GAMCO, reimbursing certain expenses pursuant to the TRT Agreement, and settlement of our shareholder rights plan litigation. These increases were partially offset by a decrease in equity-based compensation costs. Corporate and Other depreciation and amortization expense increased in the three months and six months ended June 30, 2009 as compared with the same periods in 2008 primarily due to additional information technology equipment and software costs placed in service.
Operating Results — Preopening costs
We expense the costs associated with start-up activities and organization costs as incurred. Preopening costs were $3.2 million and $18.8 million in the three months and six months ended June 30, 2008, respectively, primarily related to the construction of the Gaylord National, which opened in April 2008.
Operating Results — Impairment and other charges
On April 15, 2008, we terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, we forfeited a $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million during the six months ended June 30, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three months and six ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Interest expense, net of amounts capitalized	$(18,229)	$(18,548)	1.7%	$(36,829)	$(22,127)	-66.4%
Interest income	4,183	3,773	10.9%	8,029	4,097	96.0%
(Loss) income from unconsolidated companies	(12)	(454)	97.4%	117	(218)	153.7%
Gain on extinguishment of debt	8,169	—	—	24,726	—	—
Other gains and (losses), net	3,654	(9)	40,700.0%	3,504	50	6,908.0%
Provision for income taxes	7,983	5,082	57.1%	14,269	2,358	505.1%
(Loss) income from discontinued operations, net of taxes	(78)	239	-132.6%	(169)	(219)	22.8%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased $0.3 million to $18.2 million (net of capitalized interest of $0.4 million) during the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to a decrease in interest expense associated with our outstanding senior notes as a result of the repurchase of a portion of these notes, partially offset by an increase in interest expense associated with our $1.0 billion credit facility. Interest expense, net of amounts capitalized, increased $14.7 million to $36.8 million (net of capitalized interest of $0.8 million) during the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to a $14.8 million decrease in capitalized interest as a result of the substantial completion of construction of Gaylord National in April 2008.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.2% and 6.2% for the three months and 5.5% and 6.5% for the six months ended June 30, 2009 and 2008, respectively.
Interest Income
Interest income during the three months ended June 30, 2009, as compared to the same period in 2008, was relatively stable. The increase in interest income during the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to the 2008 period only including interest income on the bonds that were received in connection with the development of Gaylord National beginning in April 2008, the point at which the bonds were delivered to us.

(Loss) income from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months and six months ended June 30, 2009. Income from unconsolidated companies for the three months and six months ended June 30, 2009 and 2008 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
RHAC Holdings, LLC	$(12)	$(89)	86.5%	$117	$349	-66.5%
Waipouli Holdings, LLC	—	(365)	100.0%	—	(567)	100.0%

Total:	$(12)	$(454)	97.4%	$117	$(218)	153.7%

Gain on Extinguishment of Debt
During the three months ended June 30, 2009, we repurchased $28.3 million in aggregate principal amount of our outstanding senior notes ($21.3 million of 8% Senior Notes and $7.0 million of 6.75% Senior Notes) for $20.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $8.2 million as a result of the repurchases.
During the six months ended June 30, 2009, we repurchased $88.1 million in aggregate principal amount of our outstanding senior notes ($61.1 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.0 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases.
Other Gains and (Losses)
Our other gains and (losses) for the three months and six months ended June 30, 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium.

Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	11	(2)	18	(1)
Change in statutory state tax rate	—	—	—	15
Other	(2)	4	(2)	9

Effective tax rate	44%	37%	51%	58%

The increase in our effective tax rate for the three months ended June 30, 2009 as compared to the same period in 2008 was due primarily to the impact of adjustments to valuation allowances.
The decrease in our effective tax rate for the six months ended June 30, 2009 as compared to the same period in 2008 was due primarily to a change in a statutory state tax rate in 2008, which resulted in the revaluing of our deferred tax assets and liabilities during the 2008 period, and the movement of a deferred tax asset to an entity with a lower effective tax rate during the 2008 period, partially offset by the impact of adjustments to our valuation allowances during the 2009 period.

(Loss) Income from Discontinued Operations, Net of Taxes
We reflect the following business as discontinued operations in our financial results. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Operating loss:
ResortQuest	$(87)	$(446)	$(327)	$(933)
Other	—	—	16	—
Restructuring charges	—	(84)	—	(262)

Total operating loss	(87)	(530)	(311)	(1,195)

Interest expense	—	—	(1)	—

Other gains and (losses):
ResortQuest	—	915	—	792
Other	—	—	45	50

(Loss) income before (benefit) provision for income taxes	(87)	385	(267)	(353)

(Benefit) provision for income taxes	(9)	146	(98)	(134)

(Loss) income from discontinued operations	$(78)	$239	$(169)	$(219)

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2009, our net cash flows provided by operating activities — continuing operations were $46.1 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $69.8 million, partially offset by unfavorable changes in working capital of approximately $23.8 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes and accrued compensation, an increase in the interest receivable related to the bonds that were received in connection with the development of Gaylord National, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests.
During the six months ended June 30, 2008, our net cash flows provided by operating activities — continuing operations were $48.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax benefit, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and loss on sales of certain fixed assets of approximately $69.8 million, partially offset by unfavorable changes in working capital of approximately $21.8 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008 and a seasonal change in the timing of payments received from corporate group guests at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as the timing of payment of accrued property taxes, accrued compensation, and other accrued expenses. These unfavorable changes in working capital were partially offset by an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, as well as an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
Cash Flows From Investing Activities. During the six months ended June 30, 2009, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $34.9 million, partially offset by the receipt of a $12.6 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National.
During the six months ended June 30, 2008, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $277.1 million. Our capital expenditures during the six months ended June 30, 2008 included construction of $229.9 million at Gaylord National, as well as $18.7 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2009, our net cash flows provided by financing activities were approximately $4.1 million, primarily reflecting $68.0 million in net borrowings under our credit facility and $5.0 million received from the termination of the interest rate swap agreements associated with our senior notes, partially offset by the payment of $64.0 million to repurchase portions of our senior notes and the payment of $4.6 million to purchase shares of our common stock to fund a supplemental employee retirement plan.
During the six months ended June 30, 2008, our net cash flows provided by financing activities — continuing operations were approximately $247.3 million, primarily reflecting $267.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock.
Working Capital
As of June 30, 2009, we had total current assets of $142.8 million and total current liabilities of $149.0 million, which resulted in a working capital deficit of $6.1 million. A significant portion of our current liabilities consist of deferred revenues ($49.1 million at June 30, 2009), which primarily represent deposits received on advance bookings of hotel rooms. These deferred revenue liabilities do not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we anticipate investing in our operations during 2009 through ongoing maintenance capital expenditures for our existing properties, and certain start-up costs, such as design drawings, associated with our proposed development in Mesa, Arizona and the possible expansions that we are considering of our other existing hotel properties. We intend to use proceeds of our $1.0 billion credit facility, cash flow from operations, and proceeds of tax increment financing to fund these expenditures. We will continue to evaluate these development projects and related financing alternatives in light of economic conditions and other factors. We are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions during 2009.

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
As of June 30, 2009, $790.5 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for us, which left $199.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

8% Senior Notes. On November 12, 2003, we completed our offering of $350 million in aggregate principal amount of senior notes bearing an interest rate of 8% (the “8% Senior Notes”). Prior to their termination on May 15, 2009, we also held interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes which resulted in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the notes. The 8% Senior Notes, which mature on November 15, 2013, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2004. The 8% Senior Notes are redeemable, in whole or in part, at any time at a designated redemption amount, plus accrued and unpaid interest. The 8% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 8% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries.
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
As described above, during the six months ended June 30, 2009, we repurchased $88.1 million in aggregate principal amount of our outstanding senior notes ($61.1 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.0 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
As of June 30, 2009, we were in compliance with all of our covenants related to our debt.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $9.9 million of letters of credit as of June 30, 2009 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2009, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,231,510	$—	$—	$1,050,810	$180,700
Capital leases	2,589	881	1,500	208	—
Promissory note payable to Nashville Predators	2,000	1,000	1,000	—	—
Construction commitments	25,097	25,097	—	—	—
Operating leases (1)	663,007	6,888	11,323	8,939	635,857
Other	175	175	—	—	—

Total contractual obligations	$1,924,378	$34,041	$13,823	$1,059,957	$816,557

(1)	The total operating lease commitments of $663.0 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months and six months ended June 30, 2009 and 2008.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2009, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $14.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no newly identified critical accounting policies in the first or second quarter of 2009 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and six months ended June 30, 2009 and 2008 included herewith.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Related to Changes in Interest Rates
In conjunction with our offering of the 8% Senior Notes, we entered into an interest rate swap agreement with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which had an initial term of ten years, effectively adjusted the interest rate on that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes was deemed effective and therefore the hedge was treated as an effective fair value hedge. The counterparties under this swap agreement notified us that, as permitted by the agreement, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009.
Subsequent to its refinancing on July 25, 2008, borrowings outstanding under our New $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of the $1.0 Billion Credit Facility, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our new $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $290.5 million in borrowings outstanding under our New $1.0 Billion Credit Facility as of June 30, 2009 would increase by approximately $2.9 million.
Risk Related to Changes in Natural Gas Prices
As of June 30, 2009, we held six variable to fixed natural gas price swaps with respect to the purchase of 559,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to six months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $5.79 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of June 30, 2009 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of June 30, 2009 would have decreased or increased by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three months and six months ended June 30, 2009 and 2008 included herewith and which is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
April 1 — April 30, 2009	—	—	—	—
May 1 — May 31, 2009 (1)	777	$13.82	—	—
June 1 — June 30, 2009	—	—	—	—

Total	777	$13.82	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its Annual Meeting of Stockholders on May 7, 2009 (the “Annual Meeting”). The stockholders of the Company voted to elect eleven directors. Each director must be elected annually. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

Nominee	For	Withhold
Glenn J. Angiolillo	37,203,932	316,465
Michael J. Bender	27,725,605	9,794,791
E.K. Gaylord II	27,329,723	10,190,673
Ralph Horn	27,599,336	9,921,060
David W. Johnson	37,084,959	435,437
Ellen Levine	27,616,443	9,903,953
Robert S. Prather, Jr.	36,512,797	1,007,599
Colin V. Reed	27,535,427	9,984,969
Michael D. Rose	25,861,682	11,658,714
Michael I. Roth	27,601,575	9,918,821
Robert B. Rowling	37,073,270	447,126
At the Annual Meeting, our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009. The following table sets forth the number of votes for, votes against, votes abstaining and broker non-votes with respect to this item:

			Broker
For	Against	Abstain	Non-Vote
37,366,979	108,748	44,669	—
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: August 7, 2009	By:	/s/ Colin V. Reed

Colin V. Reed
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti

Mark Fioravanti
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor

Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.