Form 10-Q
period 2009-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2009-11-06
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009

Common Stock, $.01 par value	46,985,118 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2009
INDEX

Part I — FINANCIAL INFORMATION

Item 1.	—	FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$199,100	$226,733	$629,675	$680,237

Operating expenses:
Operating costs	122,211	147,388	379,955	409,919
Selling, general and administrative	41,482	42,563	129,226	130,219
Preopening costs	—	369	—	19,190
Impairment and other charges	6,586	—	6,586	12,031
Depreciation and amortization	29,482	29,619	86,200	79,828

Operating (loss) income	(661)	6,794	27,708	29,050

Interest expense, net of amounts capitalized	(18,676)	(21,918)	(55,505)	(44,045)
Interest income	3,382	4,486	11,411	8,583
Income (loss) income from unconsolidated companies	30	(75)	147	(293)
Gain on extinguishment of debt	—	—	24,726	—
Other gains and (losses), net	(84)	904	3,420	954

(Loss) income before (benefit) provision for income taxes	(16,009)	(9,809)	11,907	(5,751)

(Benefit) provision for income taxes	(2,954)	(3,303)	11,315	(945)

(Loss) income from continuing operations	(13,055)	(6,506)	592	(4,806)

Income (loss) from discontinued operations, net of income taxes	154	986	(15)	767

Net (loss) income	$(12,901)	$(5,520)	$577	$(4,039)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.32)	$(0.16)	$0.01	$(0.12)
Income from discontinued operations, net of income taxes	0.01	0.02	—	0.02

Net (loss) income	$(0.31)	$(0.14)	$0.01	$(0.10)

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.32)	$(0.16)	$0.01	$(0.12)
Income from discontinued operations, net of income taxes	0.01	0.02	—	0.02

Net (loss) income	$(0.31)	$(0.14)	$0.01	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$468,445	$1,043
Cash and cash equivalents — restricted	1,150	1,165
Trade receivables, less allowance of $711 and $2,016, respectively	52,612	49,114
Deferred income taxes	5,397	6,266
Other current assets	73,281	50,793
Current assets of discontinued operations	63	197

Total current assets	600,948	108,578

Property and equipment, net of accumulated depreciation	2,171,525	2,227,574
Notes receivable, net of current portion	138,278	146,866
Intangible assets, net of accumulated amortization	80	121
Goodwill	329	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	281	1,131
Estimated fair value of derivative assets	—	6,235
Long-term deferred financing costs	22,457	18,888
Other long-term assets	43,130	42,591

Total assets	$2,978,508	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$266,265	$1,904
Accounts payable and accrued liabilities	161,430	168,155
Estimated fair value of derivative liabilities	395	1,606
Current liabilities of discontinued operations	849	1,329

Total current liabilities	428,939	172,994

Long-term debt and capital lease obligations, net of current portion	1,235,765	1,260,997
Deferred income taxes	85,273	62,656
Estimated fair value of derivative liabilities	27,543	28,489
Other long-term liabilities	131,259	131,578
Long-term liabilities of discontinued operations	442	446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 46,979 and 40,916 shares issued and outstanding, respectively	470	409
Additional paid-in capital	880,298	711,444
Treasury stock of 385 shares, at cost	(4,599)	—
Retained earnings	235,328	234,751
Accumulated other comprehensive loss	(42,210)	(43,385)

Total stockholders’ equity	1,069,287	903,219

Total liabilities and stockholders’ equity	$2,978,508	$2,560,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$577	$(4,039)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Loss (income) from discontinued operations, net of taxes	15	(767)
(Income) loss from unconsolidated companies	(147)	293
Impairment and other charges	6,586	12,031
Provision for deferred income taxes	22,939	5,049
Depreciation and amortization	86,200	79,828
Amortization of deferred financing costs	3,400	3,204
Write-off of deferred financing costs	—	1,476
Stock-based compensation expense	8,636	8,990
Excess tax benefit from stock-based compensation	—	(842)
Gain on extinguishment of debt	(24,726)	—
Loss on sales of assets	274	276
Changes in (net of acquisitions and divestitures):
Trade receivables	(3,498)	(29,244)
Interest receivable	(11,217)	—
Accounts payable and accrued liabilities	8,167	47,909
Other assets and liabilities	(20,619)	(25,675)

Net cash flows provided by operating activities — continuing operations	76,587	98,489
Net cash flows used in operating activities — discontinued operations	(341)	(482)

Net cash flows provided by operating activities	76,246	98,007

Cash Flows from Investing Activities:
Purchases of property and equipment	(41,237)	(331,371)
Collection of notes receivable	17,461	463
Other investing activities	(1,040)	(17,149)

Net cash flows used in investing activities — continuing operations	(24,816)	(348,057)
Net cash flows provided by investing activities — discontinued operations	—	756

Net cash flows used in investing activities	(24,816)	(347,301)

Cash Flows from Financing Activities:
Net borrowings under credit facility	38,000	302,000
Proceeds from the issuance of convertible notes, net of equity-related issuance costs of $1,881	358,119	—
Deferred financing costs paid	(8,077)	(10,753)
Purchase of convertible note hedge	(76,680)	—
Repurchases of senior notes	(64,519)	—
Proceeds from the termination of an interest rate swap on senior notes	5,000	—
Proceeds from the issuance of common stock, net of issuance costs of $5,499	125,301	—
Proceeds from the issuance of common stock warrants	43,740	—
Purchases of Company’s common stock	—	(19,999)
Purchases of treasury stock	(4,599)	—
Proceeds from exercise of stock option and purchase plans	361	1,632
Excess tax benefit from stock-based compensation	—	842
Decrease in restricted cash and cash equivalents	15	37
Other financing activities, net	(689)	(1,016)

Net cash flows provided by financing activities — continuing operations	415,972	272,743
Net cash flows used in financing activities — discontinued operations	—	—

Net cash flows provided by financing activities	415,972	272,743

Net change in cash and cash equivalents	467,402	23,449
Cash and cash equivalents — unrestricted, beginning of period	1,043	23,592

Cash and cash equivalents — unrestricted, end of period	$468,445	$47,041

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
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In September 2006, the Financial Accounting Standards Board (“FASB”) modified Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB modified Topic 820 to provide a one year deferral of the effective date of Topic 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of Topic 820 with respect to its non-financial assets and non-financial liabilities during the first quarter of 2009. The adoption of this statement with respect to non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 16 for additional disclosures.
In December 2007, the FASB modified FASB ASC 805, “Business Combinations” (“Topic 805”). This revised guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. Topic 805 now requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. Topic 805 now requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously required. Under this revised guidance, the requirements of FASB ASC 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB ASC 450, “Contingencies.” This statement is effective prospectively and the Company adopted the provisions of this statement in the first quarter of 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB modified FASB ASC 815, “Derivatives and Hedging” (“Topic 815”). This revised guidance is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this statement in the first quarter of 2009, and the adoption of Topic 815 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10 for additional disclosures.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus related to FASB ASC 323, “Investments — Equity Method and Joint Ventures” (“Topic 323”). Topic 323 concludes that an equity method investment should be recognized by using a cost accumulation model. In addition, equity method investments as a whole should be assessed for other-than-temporary impairment. The Company adopted the provisions of this statement in the first quarter of 2009, and the adoption of Topic 323 did not have a material impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB modified FASB ASC 825, “Financial Instruments”, which extends the disclosure requirements of the fair value of financial instruments to interim financial statements of publicly traded companies. The Company is now required to disclose, on a quarterly basis, fair value information for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. The Company adopted these changes in the second quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 16 for additional disclosures.
In May 2009, the FASB modified FASB ASC 855, “Subsequent Events” (“Topic 855”) in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The Company adopted the modifications of Topic 855 during the second quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 20 for additional disclosures.
In June 2009, the FASB modified FASB ASC 810, “Consolidation” (“Topic 810”) to require ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity was required only when specific events occurred. This modification will be effective for the Company beginning January 1, 2010, and the Company is assessing the potential impact of this statement on its consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105, “Generally Accepted Accounting Principles” to establish the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. This modification does not change the content of GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This modification became effective for the Company on July 1, 2009. This had an impact on the footnotes to the Company’s financial statements, as all references to authoritative accounting literature are now references in accordance with this modification.
In August 2009, the FASB issued ASU No. 2009-05, Topic 820, “Measuring Liabilities at Fair Value,” which provides additional guidance to clarify the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, this modification requires that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The modification also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. This modification will be effective for the Company beginning in the fourth quarter of 2009, and the Company is assessing the potential impact of this statement on its consolidated financial statements.
3. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Weighted average shares outstanding	41,091	40,833	40,979	40,963
Effect of dilutive stock options	—	—	230	—

Weighted average shares outstanding — assuming dilution	41,091	40,833	41,209	40,963

For the three months ended September 30, 2009, and for the three months and nine months ended September 30, 2008, the effect of dilutive stock options was the equivalent of approximately 297,000, 443,000 and 473,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended September 30, 2009 and for the three months and nine months ended September 30, 2008, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 3,230,000 and 2,368,000 shares of common stock as of September 30, 2009 and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 3,940,000 and 2,385,000 shares of common stock as of September 30, 2009 and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 9, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. In connection with the issuance of these notes, the Company entered into a warrant transaction with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of 13.2 million shares of the Company’s common stock. If the closing stock price of the Company’s stock exceeds this strike price, these warrants will be dilutive. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity.

4. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the respective periods:

	Three Months Ended
	September 30,
(in thousands)	2009	2008

Net loss	$(12,901)	$(5,520)
Unrealized gain (loss) on natural gas swaps, net of deferred income tax provision (benefit) of $144 and $(562)	230	(1,051)
Unrealized loss on interest rate swaps, net of deferred income tax provision (benefit) of $(578) and $(2,647)	(949)	(4,580)
Other	44	—

Comprehensive loss	$(13,576)	$(11,151)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Net income (loss)	$577	$(4,039)
Unrealized gain (loss) on natural gas swaps, net of deferred income tax provision (benefit) of $380 and $(413)	607	(771)
Unrealized gain (loss) on interest rate swaps, net of deferred income tax provision (benefit) of $356 and $(1,780)	590	(3,027)
Other	(22)	—

Comprehensive income (loss)	$1,752	$(7,837)

A rollforward of the amounts included in comprehensive income (loss) related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the nine months ended September 30, 2009 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2008	$(18,258)	$(867)	$(19,125)
2009 changes in fair value	590	607	1,197
Reclassification to earnings	—	—	—

Balance at September 30, 2009	$(17,668)	$(260)	$(17,928)

5. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at September 30, 2009 and December 31, 2008 is recorded at cost and summarized as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Land and land improvements	$210,387	$198,169
Buildings	2,194,186	2,180,232
Furniture, fixtures and equipment	500,197	510,358
Construction in progress	41,754	47,234

	2,946,524	2,935,993
Accumulated depreciation	(774,999)	(708,419)

Property and equipment, net	$2,171,525	$2,227,574

Depreciation expense of continuing operations, including amortization of assets under capital lease obligations, was $27.5 million and $28.1 million for the three months ended September 30, 2009 and 2008, respectively, and was $80.9 million and $76.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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
During the three months and nine months ended September 30, 2009, the Company recorded interest income of $3.4 million and $11.2 million, respectively, on these bonds, which included $3.2 million and $9.4 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $0.2 million and $1.8 million, respectively, related to amortization of the discount on the bonds. The Company received payments of $17.1 million during the nine months ended September 30, 2009 relating to this note receivable.
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
7. IMPAIRMENT AND OTHER CHARGES:
The Company performs an annual review of goodwill for impairment, and during interim periods if there are triggering events, by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value, then the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within its Opry and Attractions segment, the Company determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill, as described above. As a result, the Company recorded an impairment charge of $6.6 million during the three months and nine months ended September 30, 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. The Company estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
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
8. DISCONTINUED OPERATIONS:
The Company has reflected the following business as discontinued operations. The results of operations, net of taxes, and the carrying value of the assets and liabilities of this business has been reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented.
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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Operating income (loss):
ResortQuest	$180	$717	$(147)	$(216)
Other	(6)	—	10	—
Restructuring charges	—	—	—	(262)

Total operating income (loss)	174	717	(137)	(478)

Interest expense	—	—	(1)	—

Other gains and (losses):
ResortQuest	24	(43)	24	749
Other	50	—	95	50

Income (loss) before provision (benefit) for income taxes	248	674	(19)	321

Provision (benefit) for income taxes	94	(312)	(4)	(446)

Income (loss) from discontinued operations	$154	$986	$(15)	$767

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of:

	September 30,	December 31,
(in thousands)	2009	2008

Current assets:
Other current assets	$63	$197

Total current assets	63	197

Total assets	$63	$197

Current liabilities:
Accounts payable and accrued liabilities	$849	$1,329

Total current liabilities	849	1,329

Other long-term liabilities	442	446

Total long-term liabilities	442	446

Total liabilities	$1,291	$1,775

9. DEBT:
Long-term debt and capitalized lease obligations at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008

$1.0 Billion Credit Facility, interest and maturity as described below	$760,500	$722,500
Convertible Senior Notes, interest and maturity as described below, net of debt discount of $67,938	292,062	—
Senior Notes, interest at 8.00%, maturing November 15, 2013	259,810	321,459
Senior Notes, interest at 6.75%, maturing November 15, 2014	180,700	207,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	2,000	2,000
Capital lease obligations	2,316	3,007
Fair value hedge effective for 8.00% Senior Notes	—	6,235
Deferred gain on terminated fair value hedge	4,642	—

Total debt	1,502,030	1,262,901
Less amounts due within one year	(266,265)	(1,904)

Total long-term debt	$1,235,765	$1,260,997

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
As of September 30, 2009, the Company was in compliance with all of its covenants related to its debt. As of September 30, 2009, $760.5 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for the Company, which left $229.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing the Company’s senior notes).
Convertible Senior Notes
During September 2009, the Company issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of September 30, 2009, none of the conditions permitting conversion had been satisfied.
The Convertible Notes are general unsecured and unsubordinated obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, including the

Company’s 8% Senior Notes due 2013 and 6.75% Senior Notes due 2014, and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
The Convertible Notes are guaranteed, jointly and severally, on an unsecured unsubordinated basis by generally all of the Company’s active domestic subsidiaries. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of the Company’s subsidiaries that do not guarantee the Convertible Notes.
Upon a Fundamental Change (as defined), holders may require the Company to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined). The Convertible Notes are not redeemable at the Company’s option prior to maturity.
The net proceeds to the Company from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes, as described more fully below). The Convertible Notes are accounted for in accordance with generally accepted accounting principles, which require the Company to separately account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of approximately $68.0 million as of the date of issuance in the accompanying condensed consolidated balance sheet. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. The Company incurred cash and non-cash interest expense of $0.1 million for the Convertible Notes in the three months and nine months ended September 30, 2009. As of September 30, 2009, the unamortized discount amount was approximately $67.9 million, resulting in a net carrying value of approximately $292.1 million for the liability component. Estimated transaction costs of approximately $10.0 million were proportionately allocated between the liability and equity components.
Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of the Company’s common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options cover, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 13.2 million shares of common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option. The cost of the Purchased Options was approximately $76.7 million, which was recorded as a reduction to additional paid-in capital. The Purchased Options will expire on October 1, 2014.
Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.

Repurchase of Senior Notes
During the nine months ended September 30, 2009, the Company repurchased $88.6 million in aggregate principal amount of its outstanding senior notes ($61.6 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.5 million. After adjusting for accrued interest, the write-off of $1.1 million in deferred financing costs, and other costs, the Company recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.
On September 23, 2009, the Company commenced a cash tender offer for its outstanding 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. As a result of the Company’s tender offer on the 8% Senior Notes and the Company’s call for redemption of any remaining balance of these notes, the $259.8 million outstanding balance of 8% Senior Notes as of September 30, 2009 has been classified as a current portion of long-term debt in the accompanying condensed consolidated balance sheet. See Note 20 for further discussion.
10. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates certain interest rate swaps as cash flow hedges of variable rate borrowings, the remaining interest rate swaps as fair value hedges of fixed rate borrowings, and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives are held for hedging purposes. Prior to July 2009, a portion of the Company’s natural gas price swap contracts were considered economic hedges and did not qualify for hedge accounting. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.
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
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the New $1.0 Billion Credit Facility. Therefore, the Company has designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives match the terms of the underlying hedged items, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At September 30, 2009, the Company had three variable to fixed natural gas price swap contracts that mature from October 2009 to December 2009 with an aggregate notional amount of approximately 290,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis. As these terms are currently highly correlated, there should be no gain (loss) recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
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
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its 8% Senior Notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. This agreement involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreement mirrored the terms of the 8% Senior Notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties under these swap agreements notified the Company that, as permitted by the agreements, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Therefore, the Company determined that the fair value of the interest rate swap was $5.0 million as of the termination date. As a result of this termination, the Company is amortizing the gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. Due to the Company commencing a cash tender offer for its outstanding 8% Senior Notes, discussed in Note 9 and Note 20, the amount that the Company anticipates will be reclassified out of the current portion of long-term debt and into earnings in the next twelve months is the total unamortized gain at September 30, 2009 of $4.6 million.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at September 30, 2009 and December 31, 2008 is as follows:

	Asset Derivatives		Liability Derivatives
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2009	2008	2009	2008

Derivatives designated as hedging instruments:
Interest rate swaps — fair value hedges	$—	$6,235	$—	$—
Interest rate swaps — cash flow hedges	—	—	27,543	28,489
Natural gas swaps	—	—	395	1,382

Total derivatives designated as hedging instruments	$—	$6,235	$27,938	$29,871

Derivatives not designated as hedging instruments:
Natural gas swaps	$—	$—	$—	$224

Total derivatives not designated as hedging instruments	$—	$—	$—	$224

Total derivatives	$—	$6,235	$27,938	$30,095

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

		Amount of Loss Recognized in Income on
		Derivative
Derivatives in Fair Value	Location of Loss Recognized in Income on	Three Months Ended	Nine Months Ended
Hedging Relationships	Derivative	September 30, 2009	September 30, 2009
Interest rate swaps	Interest expense, net of amounts capitalized	$—	$(1,235)

		Amount of Gain Recognized in Income on
		Related Hedged Items
Hedged Items in Fair Value	Location of Gain Recognized in Income on	Three Months Ended	Nine Months Ended
Hedging Relationships	Related Hedged Item	September 30, 2009	September 30, 2009
Fixed Rate Debt	Interest expense, net of amounts capitalized	$—	$1,235

	Amount of (Loss) Gain
	Recognized in OCI on Derivative			Amount Reclassified from
	(Effective Portion)			Accumulated OCI into Income
Derivatives in	Three Months	Nine Months		Three Months	Nine Months
Cash Flow	Ended	Ended		Ended	Ended
Hedging	September 30,	September 30,	Location of Amount Reclassified from	September 30,	September 30,
Relationships	2009	2009	Accumulated OCI into Income	2009	2009
Interest rate swaps	$(1,527)	$946	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	374	987	Operating costs	—	—

Total	$(1,153)	$1,933	Total	$—	$—

		Amount of Loss Recognized in Income on
		Derivative
Derivatives Not Designated as	Location of Loss Recognized	Three Months Ended	Nine Months Ended
Hedging Instruments	in Income on Derivative	September 30, 2009	September 30, 2009

Natural gas swaps	Other gains and (losses), net	$—	$(106)

11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Debt interest paid	$9,690	$3,443	$48,072	$41,888
Deferred financing costs paid	8,077	10,753	8,077	10,753
Capitalized interest	(448)	(340)	(1,275)	(15,950)

Cash interest paid, net of capitalized interest	$17,319	$13,856	$54,874	$36,691

Net income taxes refunded were $3.7 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively.
As further discussed in Note 6, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds is reflected as a non-cash activity for an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2008.
12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Including shares permitted under previous plans, at September 30, 2009 and December 31, 2008, there were 3,411,144 and 3,750,711 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. At September 30, 2009 and December 31, 2008, Restricted Stock Awards of 321,169 and 134,276 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”), which cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. At September 30, 2009 and December 31, 2008, LTIP Restricted Stock Units of 383,250 shares and 433,250 shares, respectively, were outstanding.
Under the LTIP, in February 2008, the Company also granted selected executives and other key employees 650,000 stock options (“LTIP Stock Options”), which vested two to four years from the date of grant and had a term of ten years. The LTIP Stock Options were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, prior to August 6, 2009, the Company was recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award.
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Company’s 2006 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company determined that because the Cancelled Stock Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company recorded the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during the three months ended September 30, 2009. As of September 30, 2009 and December 31, 2008, LTIP Stock Options of 84,916 shares and 633,250 shares, respectively, were outstanding.
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
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the previously unrecognized compensation cost related to the Cancelled Stock Options described above, was $4.7 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $8.6 million and $9.0 million for the nine months ended September 30, 2009 and 2008, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$—	$64	$—	$192
Interest cost	1,254	1,306	3,763	3,918
Expected return on plan assets	(961)	(1,204)	(2,883)	(3,612)
Amortization of net actuarial loss	906	296	2,717	888
Amortization of prior service cost	1	1	3	3

Total net periodic pension expense	$1,200	$463	$3,600	$1,389

The Company has contributed $6.7 million to its defined benefit pension plan during the nine months ended September 30, 2009, and expects to contribute an additional $0.6 million during the remainder of 2009.
Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$16	$22	$47	$66
Interest cost	242	300	725	900
Amortization of curtailment gain	(106)	(61)	(320)	(183)

Total net postretirement benefit expense	$152	$261	$452	$783

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax loss was 18% and 34% for the three months ended September 30, 2009 and 2008, respectively. The Company’s decreased effective tax rate during the 2009 period was due primarily to the benefit on the pretax book loss for the 2009 period, partially offset by tax expense related to the goodwill impairment discussed in Note 7.
The Company’s effective tax rate as applied to pre-tax income (loss) was 95% and 16% for the nine months ended September 30, 2009 and 2008, respectively. The Company’s increased effective tax rate during the 2009 period was due primarily to tax expense related to the goodwill impairment discussed in Note 7, adjustments to valuation allowances for the Company during the 2009 period and an increase in uncertain tax positions. The Company’s decreased effective tax rate during the 2008 period was due primarily to a change in a statutory state tax rate in 2008, which resulted in the revaluing of the Company’s deferred tax assets and liabilities.
As of September 30, 2009 and December 31, 2008, the Company had $16.1 million and $13.1 million of unrecognized tax benefits, respectively, of which $9.1 million and $6.9 million, respectively, would affect the Company’s effective tax rate if recognized. The increase in the liability during 2009 is due primarily to a change in judgment related to a tax position taken in a prior year in addition to interest accrued in the current year. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of September 30, 2009 and December 31, 2008, the Company had accrued $0.9 million and $0.7 million, respectively, of interest and $0 of penalties related to uncertain tax positions.
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 17. The Company and the plaintiffs in the action, together with their counsel, have agreed that the changes to the Company’s Board of Directors and amendments to the Original Rights Agreement (as defined below in Note 17) reflected in the Amended Rights Agreement (as defined below in Note 17) form the basis for settlement of the purported derivative and class action complaint. The settlement was approved by the court on September 14, 2009, and all claims were dismissed with prejudice.
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The guarantee of the $52.0 million senior loan was terminated in July 2009. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $3.0 million, which represents 18.1% of the $16.4 million of total debt that is subject to the guarantees. As of September 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of September 30, 2009. As of September 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $2.0 million as of September 30, 2009. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2009, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$10,086	$10,086	$—	$—

Total assets measured at fair value	$10,086	$10,086	$—	$—

Variable to fixed natural gas swaps	$395	$—	$395	$—
Variable to fixed interest rate swaps	27,543	—	27,543	—

Total liabilities measured at fair value	$27,938	$—	$27,938	$—

The remainder of the assets and liabilities held by the Company at September 30, 2009 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 6, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.5 million as of September 30, 2009. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $150 million as of September 30, 2009.
As more fully discussed in Note 9, the Company has $760.5 million in borrowings outstanding under the New $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $760.5 million in borrowings outstanding under the New $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $712 million as of September 30, 2009.
As more fully discussed in Note 9, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on September 30, 2009 was $292.1 million, net of discount. As the Company completed the offering of the Convertible Notes at the end of September 2009, as of September 30, 2009, the carrying value of the Convertible Notes approximates fair value.
As shown in Note 9, at September 30, 2009, the Company had outstanding $259.8 million in aggregate principal amount of Senior Notes due 2013 that accrue interest at a fixed rate of 8%. The fair value of this financial instrument, based upon quoted market prices, was $266.3 million as of September 30, 2009.
As shown in Note 9, the Company has outstanding $180.7 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of this financial instrument, based upon quoted market prices, was $166.2 million as of September 30, 2009.

As more fully discussed in Note 7, in connection with the preparation of the Company’s financial statements for the third quarter of 2009, the Company performed an interim impairment review on the goodwill associated with a reporting unit within its Opry and Attractions segment and recorded an impairment charge of $6.6 million during the three months and nine months ended September 30, 2009. In estimating fair value of the reporting unit, the Company used an income approach, using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The Company categorized this measurement of fair value as Level 3. The inputs included the comprehensive cash flow projections of the reporting unit, as well as management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
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
Prior to the execution of the TRT Agreement, the Company’s Board of Directors consisted of nine directors. The TRT Agreement provided that, prior to the Annual Meeting, the Board of Directors would increase the size of the Board from nine to eleven directors. Under the terms of the TRT Agreement, TRT is entitled to name two directors for nomination by the Board and inclusion in the Company’s proxy statement for the Annual Meeting and each of the annual meetings of stockholders in 2010 and 2011. The TRT nominees for the Annual Meeting were Robert B. Rowling and David W. Johnson. The TRT Agreement also required the Board of Directors to nominate seven incumbent directors and two additional independent directors identified by the Nominating and Corporate Governance Committee after consultation with the Company’s stockholders. The TRT Agreement provided that one TRT nominee will serve on each of the Executive Committee (which was increased in size to five directors), the Human Resources Committee and the Nominating and Corporate Governance Committee of the Board. In addition, the TRT Agreement provides that the Board will not increase the size of the Board to more than eleven directors prior to the Company’s 2012 annual meeting of stockholders.
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
Costs. During the nine months ended September 30, 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with the stockholders described above, and reimbursing certain expenses pursuant to the TRT Agreement as noted above of $1.0 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation, as described in the Company’s Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
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
Common Stock Issuances
Concurrently with the offering and sale of the Convertible Notes discussed in Note 9, the Company also offered and sold 6.0 million shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $21.80 per share. The net proceeds to the Company, after deducting discounts, commissions and expenses, were approximately $125.3 million, which was recorded as an increase in common stock and additional paid-in capital in the accompanying condensed consolidated balance sheet.
Stock Repurchases
During the nine months ended September 30, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
18. EMPLOYEE SEVERANCE COSTS:
In the nine months ended September 30, 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 475 employee positions, which included positions in all segments of the organization. As a result, the Company recognized approximately $7.3 million in severance costs in the nine months ended September 30, 2009. These costs are comprised of operating costs and selling, general and administrative costs of $3.0 million and $4.3 million, respectively, for the nine months ended September 30, 2009, in the accompanying condensed consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Revenues:
Hospitality	$182,021	$203,834	$583,173	$615,392
Opry and Attractions	17,059	22,870	46,432	64,460
Corporate and Other	20	29	70	385

Total	$199,100	$226,733	$629,675	$680,237

Depreciation and amortization:
Hospitality	$25,876	$26,483	$75,414	$70,729
Opry and Attractions	1,127	1,160	3,510	3,729
Corporate and Other	2,479	1,976	7,276	5,370

Total	$29,482	$29,619	$86,200	$79,828

Operating income (loss):
Hospitality	$18,823	$18,012	$77,851	$95,167
Opry and Attractions	2,149	2,935	1,949	5,138
Corporate and Other	(15,047)	(13,784)	(45,506)	(40,034)
Preopening costs	—	(369)	—	(19,190)
Impairment and other charges	(6,586)	—	(6,586)	(12,031)

Total operating (loss) income	(661)	6,794	27,708	29,050
Interest expense, net of amounts capitalized	(18,676)	(21,918)	(55,505)	(44,045)
Interest income	3,382	4,486	11,411	8,583
Income (loss) from unconsolidated companies	30	(75)	147	(293)
Gain on extinguishment of debt	—	—	24,726	—
Other gains and (losses), net	(84)	904	3,420	954

(Loss) income before (benefit) provision for income taxes	$(16,009)	$(9,809)	$11,907	$(5,751)

20. SUBSEQUENT EVENTS:
The Company has evaluated all subsequent events through November 6, 2009, the date these financial statements were filed with the SEC.
As discussed in Note 9, on September 23, 2009, the Company commenced a cash tender offer for its 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. On October 6, 2009, the Company received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding, to enter into the Sixth Supplemental Indenture pursuant to the Company’s previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of the Company’s outstanding 8% Senior Notes had been validly tendered and were repurchased by the Company pursuant to the terms of the tender offer. The Company has also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes. As a result, the Company anticipates it will record a loss on the extinguishment of debt of approximately $6 million during the fourth quarter of 2009.
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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,672	$199,094	$—	$(2,666)	$199,100
Operating expenses:
Operating costs	—	122,211	—	—	122,211
Selling, general and administrative	6,071	35,411	—	—	41,482
Management fees	—	2,666	—	(2,666)	—
Impairment and other charges	—	6,586	—	—	6,586

Depreciation and amortization	1,322	28,160	—	—	29,482

Operating (loss) income	(4,721)	4,060	—	—	(661)
Interest expense, net of amounts capitalized	(19,260)	(29,528)	—	30,112	(18,676)
Interest income	5,476	24,395	3,623	(30,112)	3,382
Income from unconsolidated companies	—	30	—	—	30
Other gains and (losses), net	(7)	(77)	—	—	(84)

(Loss) income before (benefit) provision for income taxes	(18,512)	(1,120)	3,623	—	(16,009)
(Benefit) provision for income taxes	(16,644)	8,589	5,101	—	(2,954)
Equity in subsidiaries’ losses, net	(11,033)	—	—	11,033	—

Loss from continuing operations	(12,901)	(9,709)	(1,478)	11,033	(13,055)
Income from discontinued operations, net of taxes	—	29	125	—	154

Net loss	$(12,901)	$(9,680)	$(1,353)	$11,033	$(12,901)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,224	$226,726	$—	$(2,217)	$226,733
Operating expenses:
Operating costs	—	147,362	—	26	147,388
Selling, general and administrative	5,239	37,350	—	(26)	42,563
Management fees	—	2,217	—	(2,217)	—
Preopening costs	—	369	—	—	369
Depreciation and amortization	1,388	28,231	—	—	29,619

Operating (loss) income	(4,403)	11,197	—	—	6,794
Interest expense, net of amounts capitalized	(22,420)	(37,851)	(109)	38,462	(21,918)
Interest income	8,482	29,896	4,570	(38,462)	4,486
Loss from unconsolidated companies	—	(75)	—	—	(75)
Other gains and (losses), net	1,136	(232)	—	—	904

(Loss) income before (benefit) provision for income taxes	(17,205)	2,935	4,461	—	(9,809)
(Benefit) provision for income taxes	(166)	(3,587)	450	—	(3,303)
Equity in subsidiaries’ earnings, net	11,519	—	—	(11,519)	—

(Loss) income from continuing operations	(5,520)	6,522	4,011	(11,519)	(6,506)
(Loss) income from discontinued operations, net of taxes	—	(1)	987	—	986

Net (loss) income	$(5,520)	$6,521	$4,998	$(11,519)	$(5,520)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$6,841	$629,656	$—	$(6,822)	$629,675
Operating expenses:
Operating costs	—	379,955	—	—	379,955
Selling, general and administrative	17,682	111,544	—	—	129,226
Management fees	—	6,822	—	(6,822)	—
Impairment and other charges	—	6,586	—	—	6,586

Depreciation and amortization	4,047	82,153	—	—	86,200

Operating (loss) income	(14,888)	42,596	—	—	27,708
Interest expense, net of amounts capitalized	(57,176)	(87,995)	—	89,666	(55,505)
Interest income	17,845	72,615	10,617	(89,666)	11,411
Income from unconsolidated companies	—	147	—	—	147
Gain on extinguishment of debt	24,726	—	—	—	24,726
Other gains and (losses), net	43	3,377	—	—	3,420

(Loss) income before (benefit) provision for income taxes	(29,450)	30,740	10,617	—	11,907
(Benefit) provision for income taxes	(21,362)	24,538	8,139	—	11,315
Equity in subsidiaries’ earnings, net	8,665	—	—	(8,665)	—

Income from continuing operations	577	6,202	2,478	(8,665)	592
Income (loss) from discontinued operations, net of taxes	—	67	(82)	—	(15)

Net income	$577	$6,269	$2,396	$(8,665)	$577

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$8,060	$680,452	$—	$(8,275)	$680,237
Operating expenses:
Operating costs	36	410,200	—	(317)	409,919
Selling, general and administrative	13,537	116,856	—	(174)	130,219
Management fees	—	7,784	—	(7,784)	—
Preopening costs	—	19,190	—	—	19,190
Impairment and other charges	12,031	—	—	—	12,031
Depreciation and amortization	4,135	75,693	—	—	79,828

Operating (loss) income	(21,679)	50,729	—	—	29,050
Interest expense, net of amounts capitalized	(60,025)	(101,002)	(348)	117,330	(44,045)
Interest income	22,204	89,321	14,388	(117,330)	8,583
Loss from unconsolidated companies	—	(293)	—	—	(293)
Other gains and (losses), net	1,131	(177)	—	—	954

(Loss) income before (benefit) provision for income taxes	(58,369)	38,578	14,040	—	(5,751)
(Benefit) provision for income taxes	(17,669)	12,494	4,230	—	(945)
Equity in subsidiaries’ earnings, net	36,661	—	—	(36,661)	—

(Loss) income from continuing operations	(4,039)	26,084	9,810	(36,661)	(4,806)
Income from discontinued operations, net of taxes	—	31	736	—	767

Net (loss) income	$(4,039)	$26,115	$10,546	$(36,661)	$(4,039)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$463,969	$4,476	$—	$—	$468,445
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	52,612	—	—	52,612
Deferred income taxes	3,736	879	782	—	5,397
Other current assets	14,122	59,285	—	(126)	73,281
Intercompany receivables, net	181,187	—	276,122	(457,309)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	664,164	117,252	276,967	(457,435)	600,948
Property and equipment, net of accumulated depreciation	47,635	2,123,890	—	—	2,171,525
Notes receivable, net of current portion	—	138,278	—	—	138,278
Intangible assets, net of accumulated amortization	—	80	—	—	80
Goodwill	—	329	—	—	329
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,919,357	330,912	—	(2,249,988)	281
Long-term deferred financing costs	22,457	—	—	—	22,457
Other long-term assets	21,116	22,014	—	—	43,130

Total assets	$2,674,729	$2,734,235	$276,967	$(2,707,423)	$2,978,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$265,454	$811	$—	$—	$266,265
Accounts payable and accrued liabilities	28,697	133,023	—	(290)	161,430
Estimated fair value of derivative liabilities	395	—	—	—	395
Intercompany payables, net	—	378,780	78,529	(457,309)	—
Current liabilities of discontinued operations	—	—	849	—	849

Total current liabilities	294,546	512,614	79,378	(457,599)	428,939
Long-term debt and capital lease obligations, net of current portion	1,234,262	1,503	—	—	1,235,765
Deferred income taxes	(47,264)	126,542	5,995	—	85,273
Estimated fair value of derivative liabilities	27,543	—	—	—	27,543
Other long-term liabilities	80,096	50,999	—	164	131,259
Long-term liabilities of discontinued operations	—	—	442	—	442
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	880,298	2,311,890	(47,524)	(2,264,366)	880,298
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	251,587	(271,701)	238,675	16,767	235,328
Other stockholders’ equity	(42,210)	—	—	—	(42,210)

Total stockholders’ equity	1,085,546	2,042,577	191,152	(2,249,988)	1,069,287

Total liabilities and stockholders’ equity	$2,674,729	$2,734,235	$276,967	$(2,707,423)	$2,978,508

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$53,809	$22,447	$331	$—	$76,587
Net cash used in discontinued operating activities	—	(10)	(331)	—	(341)

Net cash provided by operating activities	53,809	22,437	—	—	76,246

Purchases of property and equipment	(459)	(40,778)	—	—	(41,237)
Collection of note receivable	—	17,461	—	—	17,461
Other investing activities	(153)	(887)	—	—	(1,040)

Net cash used in investing activities — continuing operations	(612)	(24,204)	—	—	(24,816)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(612)	(24,204)	—	—	(24,816)

Net borrowings under credit facility	38,000	—	—	—	38,000
Proceeds from the issuance of convertible notes, net of equity-related issuance costs	358,119	—	—	—	358,119
Deferred financing costs paid	(8,077)	—	—	—	(8,077)
Purchase of convertible note hedge	(76,680)	—	—	—	(76,680)
Repurchases of senior notes	(64,519)	—	—	—	(64,519)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Proceeds from the issuance of common stock, net of issuance costs	125,301	—	—	—	125,301
Proceeds from the issuance of warrants	43,740	—	—	—	43,740
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Other financing activities, net	211	(524)	—	—	(313)

Net cash provided by (used in) financing activities — continuing operations	416,496	(524)	—	—	415,972
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	416,496	(524)	—	—	415,972

Net change in cash and cash equivalents	469,693	(2,291)	—	—	467,402
Cash and cash equivalents at beginning of year	(5,724)	6,767	—	—	1,043

Cash and cash equivalents at end of year	$463,969	$4,476	$—	$—	$468,445

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(244,176)	$342,939	$(274)	$—	$98,489
Net cash used in discontinued operating activities	—	—	(482)	—	(482)

Net cash (used in) provided by operating activities	(244,176)	342,939	(756)	—	98,007

Purchases of property and equipment	(1,811)	(329,560)	—	—	(331,371)
Collection of notes receivable	—	463	—	—	463
Other investing activities	(2,245)	(14,904)	—	—	(17,149)

Net cash used in investing activities — continuing operations	(4,056)	(344,001)	—	—	(348,057)
Net cash provided by investing activities — discontinued operations	—	—	756		756

Net cash (used in) provided by investing activities	(4,056)	(344,001)	756	—	(347,301)

Net borrowings under credit facility	302,000	—	—	—	302,000
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Deferred financing costs paid	(10,753)	—	—	—	(10,753)
Proceeds from exercise of stock options and purchase plans	1,632	—	—	—	1,632
Excess tax benefit from stock-based compensation	842	—	—	—	842
Decrease in restricted cash and cash equivalents	37	—	—	—	37
Other financing activities, net	(274)	(742)	—	—	(1,016)

Net cash provided by (used in) financing activities — continuing operations	273,485	(742)	—	—	272,743
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	273,485	(742)	—	—	272,743

Net change in cash and cash equivalents	25,253	(1,804)	—	—	23,449
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$42,409	$4,632	$—	$—	$47,041

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Events
Convertible Senior Notes. As more fully described under “Principal Debt Agreements,” during September 2009, we issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Convertible Notes are convertible, under certain circumstances, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share.
Our net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by us (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes, as described more fully below). The Convertible Notes are accounted for in accordance with generally accepted accounting principles, which require us to separately account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of approximately $68.0 million as of the date of issuance. We are amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. We incurred cash and non-cash interest expense of $0.1 million for the Convertible Notes in the three months and nine months ended September 30, 2009.
Concurrently with the offering of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of our common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options cover, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 13.2 million shares of common stock. We may settle the Purchased Options in shares, cash or a combination of cash and shares, at our option. The cost of the Purchased Options was approximately $76.7 million, which was recorded as a reduction to additional paid-in capital. The Purchased Options will expire on October 1, 2014.
Separately and concurrently with entering into the Purchased Options, we also entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.
Common Stock Issuance. Concurrently with the offering and sale of the Convertible Notes discussed above, we also offered and sold 6.0 million shares of our common stock, par value $0.01 per share, at a price to the public of $21.80 per share. Our net proceeds, after deducting discounts, commissions and expenses, was approximately $125.3 million.
Repurchase of Senior Notes. During the nine months ended September 30, 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.

On September 23, 2009, the Company commenced a cash tender offer for its outstanding 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. On October 6, 2009, the Company received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding, to enter into the Sixth Supplemental Indenture pursuant to the Company’s previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% Senior Notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We have also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes. As a result, we anticipate we will record a loss on the extinguishment of debt of approximately $6 million during the fourth quarter of 2009.
Employee Severance Costs. In the nine months ended September 30, 2009, as part of our cost containment initiative, we eliminated approximately 475 employee positions, which included positions in all segments of the organization. As a result, we recognized approximately $7.3 million in severance costs in the nine months ended September 30, 2009. These costs are comprised of operating costs and selling, general and administrative costs of $3.0 million and $4.3 million, respectively, for the nine months ended September 30, 2009 in the accompanying financial information.
Impairment of Goodwill. In connection with the preparation of our financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within our Opry and Attractions segment, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill. As a result, we recorded an impairment charge of $6.6 million during the three months and nine months ended September 30, 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million.
Agreements with Significant Stockholders. As discussed more fully above in Note 17 to the condensed consolidated financial statements for the nine months ended September 30, 2009, during the first quarter of 2009, we amended our shareholder rights plan, entered into a settlement agreement with TRT Holdings, Inc. (“TRT”), and entered into a letter agreement with GAMCO Asset Management, Inc. (“GAMCO”). During the nine months ended September 30, 2009, we incurred various costs in connection with reaching agreements with these stockholders, reimbursing certain expenses pursuant to the settlement agreement with TRT, and preparing for a proxy contest of $1.0 million. In addition, we incurred costs of $0.9 million in connection with the settlement of our shareholder rights plan litigation, as described in our Current Report on Form 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying financial information.
Development Update
We have invested heavily in our operations in recent years, primarily in connection with the continued construction and improvement of the Gaylord Texan after it opened in 2004, continued improvements of the Gaylord Opryland, and the construction of the Gaylord National beginning in 2005 and continuing through 2008. Our investments in the remainder of 2009 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties. We have determined that we will not make significant capital expenditures for new or existing properties until our expectations concerning the overall economy and hotel occupancy have stabilized.
As described above in Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2009 and 2008 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.

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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Radisson Hotel at Opryland (“Radisson Hotel”) and, commencing in April 2008, our Gaylord National Resort and Convention Center (“Gaylord National”), as well as our ownership interests in two joint ventures.
•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.
•	Corporate and Other, consisting of our corporate expenses.
For the three months and nine months ended September 30, 2009 and 2008, our total revenues were divided among these business segments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Segment	2009	2008	2009	2008
Hospitality	91.4%	89.9%	92.6%	90.5%
Opry and Attractions	8.6%	10.1%	7.4%	9.5%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2009 and 2008. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months ended September 30,				Nine Months ended September 30,
	2009	%	2008	%	2009	%	2008	%

Income Statement Data:
REVENUES:
Hospitality	$182,021	91.4%	$203,834	89.9%	$583,173	92.6%	$615,392	90.5%
Opry and Attractions	17,059	8.6%	22,870	10.1%	46,432	7.4%	64,460	9.5%
Corporate and Other	20	0.0%	29	0.0%	70	0.0%	385	0.1%

Total revenues	199,100	100.0%	226,733	100.0%	629,675	100.0%	680,237	100.0%

OPERATING EXPENSES:
Operating costs	122,211	61.4%	147,388	65.0%	379,955	60.3%	409,919	60.3%
Selling, general and administrative	41,482	20.8%	42,563	18.8%	129,226	20.5%	130,219	19.1%
Preopening costs	—	0.0%	369	0.2%	—	0.0%	19,190	2.8%
Impairment and other charges	6,586	3.3%	—	0.0%	6,586	1.0%	12,031	1.8%
Depreciation and amortization:
Hospitality	25,876	13.0%	26,483	11.7%	75,414	12.0%	70,729	10.4%
Opry and Attractions	1,127	0.6%	1,160	0.5%	3,510	0.6%	3,729	0.5%
Corporate and Other	2,479	1.2%	1,976	0.9%	7,276	1.2%	5,370	0.8%

Total depreciation and amortization	29,482	14.8%	29,619	13.1%	86,200	13.7%	79,828	11.7%

Total operating expenses	199,761	100.3%	219,939	97.0%	601,967	95.6%	651,187	95.7%

OPERATING (LOSS) INCOME:
Hospitality	18,823	10.3%	18,012	8.8%	77,851	13.3%	95,167	15.5%
Opry and Attractions	2,149	12.6%	2,935	12.8%	1,949	4.2%	5,138	8.0%
Corporate and Other	(15,047)	(A)	(13,784)	(A)	(45,506)	(A)	(40,034)	(A)
Preopening costs	—	(B)	(369)	(B)	—	(B)	(19,190)	(B)
Impairment and other charges	(6,586)	(B)	—	(B)	(6,586)	(B)	(12,031)	(B)

Total operating (loss) income	(661)	-0.3%	6,794	3.0%	27,708	4.4%	29,050	4.3%
Interest expense, net of amounts capitalized	(18,676)	(C)	(21,918)	(C)	(55,505)	(C)	(44,045)	(C)
Interest income	3,382	(C)	4,486	(C)	11,411	(C)	8,583	(C)
Gain (loss) income from unconsolidated companies	30	(C)	(75)	(C)	147	(C)	(293)	(C)
Gain on extinguishment of debt	—	(C)	—	(C)	24,726	(C)	—	(C)
Other gains and (losses), net	(84)	(C)	904	(C)	3,420	(C)	954	(C)
Benefit (provision) for income taxes	2,954	(C)	3,303	(C)	(11,315)	(C)	945	(C)
Income (loss) from discontinued operations, net	154	(C)	986	(C)	(15)	(C)	767	(C)

Net (loss) income	$(12,901)	(C)	$(5,520)	(C)	$577	(C)	$(4,039)	(C)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of segment revenue because the Company does not associate them with any individual segment in managing the Company.

(C)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages and per share data):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Total revenues	$199,100	$226,733	-12.2%	$629,675	$680,237	-7.4%
Total operating expenses	199,761	219,939	-9.2%	601,967	651,187	-7.6%
Operating (loss) income	(661)	6,794	-109.7%	27,708	29,050	-4.6%
Net (loss) income	(12,901)	(5,520)	-133.7%	577	(4,039)	114.3%
Net (loss) income per share — fully diluted	(0.31)	(0.14)	-121.4%	0.01	(0.10)	110.0%
Total Revenues
The decrease in our total revenues for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is attributable to a decrease in our Hospitality segment revenues of $21.8 million for the 2009 period and a decrease in our Opry and Attractions segment revenue of $5.8 million for the 2009 period, as discussed more fully below.
The decrease in our total revenues for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is attributable to a decrease in our Hospitality segment revenues of $32.2 million for the 2009 period and a decrease in our Opry and Attractions segment revenue of $18.0 million for the 2009 period, as discussed more fully below. Hospitality segment revenue in 2009 includes an additional $57.0 million in revenues associated with the Gaylord National, which opened in April 2008, which was more than offset by a $89.3 million decrease in revenues at our same-store Hospitality properties, as discussed more fully below. As used herein, same-store Hospitality properties exclude Gaylord National for all periods presented as a result of the fact that Gaylord National opened in April 2008.
Total Operating Expenses
The decrease in our total operating expenses for the three months ended September 30, 2009, as compared to the same period in 2008, is primarily due to decreased Hospitality segment operating expenses associated with lower revenues, as discussed more fully below.
The decrease in our total operating expenses for the nine months ended September 30, 2009, as compared to the same period in 2008, is primarily due to a combination of increased Hospitality segment operating expenses associated with the Gaylord National due to its opening in April 2008, decreased Hospitality segment operating expenses associated with lower revenues at our same-store Hospitality properties, the inclusion in the 2008 period of $19.2 million in preopening costs associated with the Gaylord National, and a $5.4 million decrease in impairment and other charges, as discussed more fully below.
Operating Income
The decrease in our operating income for the three months ended September 30, 2009, as compared to the same period in 2008, was due primarily to a $6.6 million impairment charge related to the goodwill of a reporting unit within our Opry and Attractions segment, as more fully described below.

The decrease in our operating income for the nine months ended September 30, 2009, as compared to the same period in 2008, was due primarily to a $34.6 million decrease in same-store Hospitality operating income and a $5.5 million decrease in Corporate and Other operating income, partially offset by the absence, in 2009, of preopening costs primarily associated with the Gaylord National ($19.2 million in preopening costs in 2008), a $17.3 million increase in the operating income of Gaylord National due to Gaylord National not being operational for the full 2008 nine-month period, and a $5.4 million decrease in impairment charges during the 2009 period, as described more fully below.
Net (Loss) Income
Our net loss of $12.9 million for the three months ended September 30, 2009, as compared to net loss of $5.5 million for the same period in 2008, was due primarily to the decrease in our operating income described above.
Our net income of $0.6 million for the nine months ended September 30, 2009, as compared to a net loss of $4.0 million for the same period in 2008, was due to the decrease in our operating income described above, offset by the following factors:
•	A $24.7 million gain on the extinguishment of debt for the nine months ended September 30, 2009 relating to the repurchase of a portion of our senior notes, described more fully below, which served to increase our net income.

•	An $11.5 million increase in our interest expense, net of amounts capitalized, for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to a $14.7 million decrease in capitalized interest, as described more fully below, which served to decrease our net income.

•	A provision for income taxes of $11.3 million for the nine months ended September 30, 2009, as compared to a benefit for income taxes of $0.9 million for the same period in 2008, described more fully below, which served to decrease our net income.

•	The receipt of $3.6 million during the nine months ended September 30, 2009 under a tax increment financing arrangement related to the Ryman Auditorium, described more fully below, which served to increase our net income.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $174.6 million and $117.5 million for the nine months ended September 30, 2009 and 2008, respectively) and operating expenses (operating expenses of $149.3 million and $109.6 million for the nine months ended September 30, 2009 and 2008, respectively).

•	Decreased same-store occupancy levels (a decrease of 6.3 percentage points of occupancy and 11.4 percentage points of occupancy for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008) resulting from lower levels of group business during the periods, combined with lower same-store ADR during these periods (a decrease of 4.0% and 3.7% for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008). This combination resulted in decreased same-store RevPAR and Total RevPAR for the three months and nine months ended September 30, 2009, as compared to the same periods in 2008.

•	Increased same-store attrition and cancellation levels for the nine months ended September 30, 2009, as compared to the same period in 2008, which decreased our same-store operating income, RevPAR and Total RevPAR. Same-store attrition for the nine months ended September 30, 2009 was 13.8% of bookings, compared to 10.6% for the same period in 2008.

•	The absence of preopening costs during the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, due to the opening of the Gaylord National hotel in April 2008, which increased our operating income for the current periods.

•	Impairment charges of $6.6 million during the three months and nine months ended September 30, 2009 related to the goodwill of a reporting unit within our Opry and Attractions segment, as more fully described below, and impairment charges of $12.0 million during the nine months ended September 30, 2008 associated with the termination of a purchase agreement with respect to the La Cantera Resort, as more fully described below.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Hospitality revenue (1)	$182,021	$203,834	-10.7%	$583,173	$615,392	-5.2%
Hospitality operating expenses:
Operating costs	110,563	129,462	-14.6%	344,802	361,250	-4.6%
Selling, general and administrative	26,759	29,877	-10.4%	85,106	88,246	-3.6%
Depreciation and amortization	25,876	26,483	-2.3%	75,414	70,729	6.6%

Total Hospitality operating expenses	163,198	185,822	-12.2%	505,322	520,225	-2.9%

Hospitality operating income (2)	$18,823	$18,012	4.5%	$77,851	$95,167	-18.2%

Hospitality performance metrics:
Occupancy (6)	66.3%	70.9%	-6.5%	64.3%	73.6%	-12.6%
ADR	$153.80	$159.12	-3.3%	$170.99	$170.70	0.2%
RevPAR (3) (6)	$101.97	$112.78	-9.6%	$109.99	$125.65	-12.5%
Total RevPAR (4) (6)	$244.41	$273.70	-10.7%	$263.90	$303.16	-13.0%
Net Definite Room Nights Booked (5)	314,000	383,500	-18.1%	586,000	1,209,000	-51.5%

(1)	Hospitality results and performance metrics include the results of our same-store Gaylord hotels and our Radisson Hotel for all periods presented and include the results of Gaylord National from the date it commenced normal operations in early April 2008.

(2)	Hospitality operating income does not include the effect of preopening costs. See the discussion of preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 18,000 and 95,000 room nights for the three months, and 82,000 and 321,000 room nights for the nine months, ended September 30, 2009 and 2008, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked for the three months and nine months ended September 30, 2008 included 30,000 and 159,000 room nights, respectively, related to the proposed hotel expansions.

(6)	Excludes 5,171 room nights for the nine months ended September 30, 2008 that were taken out of service as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008. Also excludes 1,408 room nights that were not in service during the nine months ended September 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.

The decrease in total Hospitality segment revenue in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, is primarily due to a decrease in same-store Hospitality segment revenue in the 2009 periods due to lower occupancy rates and decreased outside the room spending resulting from lower levels of group business during the periods. For the nine month period ended September 30, 2009, these decreases were partially offset by the inclusion of revenues associated with the Gaylord National, which opened in April 2008.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months ended September 30, 2009, as compared to the same period in 2008, is primarily attributable to a decrease in operating expenses at each of our Hospitality segment properties, as described below. The decrease in Hospitality operating expenses in the nine months ended September 30, 2009, as compared to the same period in 2008, is primarily attributable to decreases in operating expenses for our same-store Hospitality properties for the 2009 period, partially offset by increased operating expenses associated with the fact that the Gaylord National was not operational for the full 2008 nine-month period (the Gaylord National opened in April 2008). Total Hospitality segment operating expenses were also impacted by $3.3 million of severance costs recognized in the nine months ended September 30, 2009.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased in the three months ended September 30, 2009, as compared to the same period in 2008, at each of our Hospitality segment properties, as described below. Total Hospitality segment operating costs decreased during the nine months ended September 30, 2009, as compared to the same period in 2008, due to decreases in operating costs for our same-store Hospitality properties for the 2009 period, as described below, partially offset by the fact that the Gaylord National was not operational for the full 2008 nine-month period (the Gaylord National opened in April 2008).
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, at each of our Hospitality segment properties, primarily due to our cost containment initiative, as described below.
Total Hospitality segment depreciation and amortization expense decreased slightly in the three months ended September 30, 2009, as compared to the same period in 2008. Total Hospitality segment depreciation and amortization expense increased in the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to the inclusion of depreciation expense associated with property and equipment related to Gaylord National, which was not in service during the first quarter of 2008.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2009 and 2008.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$54,495	$64,160	-15.1%	$164,334	$210,286	-21.9%
Operating expense data:
Operating costs	32,481	40,495	-19.8%	103,600	122,799	-15.6%
Selling, general and administrative	7,748	7,511	3.2%	23,955	27,264	-12.1%
Hospitality performance metrics:
Occupancy (1)	66.5%	74.4%	-10.6%	62.4%	75.6%	-17.5%
ADR	$142.46	$144.76	-1.6%	$150.55	$155.02	-2.9%
RevPAR (1)	$94.69	$107.73	-12.1%	$94.01	$117.19	-19.8%
Total RevPAR (1)	$205.74	$242.24	-15.1%	$209.09	$268.29	-22.1%

(1)	Excludes 5,171 room nights for the nine months ended September 30, 2008 that were taken out of service as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program at Gaylord Opryland was completed in February 2008.
The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, was due to a combination of lower occupancy and a lower ADR, as the hotel experienced lower levels of group business during the period than in the prior year. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. For the nine months ended September 30, 2009, these decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Opryland in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, decreased due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, as well as aggressive management of costs. Selling, general and administrative expenses at Gaylord Opryland increased in the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to the prior year period including the reversal of an incentive compensation accrual. Selling, general and administrative expenses at Gaylord Opryland decreased in the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to the results of our cost containment initiative and a decrease in bad debt expense associated with the write-down of a receivable from a large convention customer in the prior year.

     Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$30,365	$34,935	-13.1%	$115,493	$137,766	-16.2%
Operating expense data:
Operating costs	19,794	23,427	-15.5%	65,931	76,683	-14.0%
Selling, general and administrative	6,467	7,100	-8.9%	20,645	24,207	-14.7%
Hospitality performance metrics:
Occupancy	60.0%	70.0%	-14.3%	66.6%	78.9%	-15.6%
ADR	$151.94	$150.44	1.0%	$178.35	$182.17	-2.1%
RevPAR	$91.19	$105.38	-13.5%	$118.87	$143.68	-17.3%
Total RevPAR	$234.75	$270.08	-13.1%	$300.89	$357.61	-15.9%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to decreased occupancy during the period, partially offset by a slightly higher ADR during the period. The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to a combination of decreased occupancy and a lower ADR at the hotel during the period. The hotel suffered a decrease in group business during both the three and nine month periods. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Palms in the three months and nine months ended September 30, 2009 decreased as compared to the same periods in 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside the room spending at the hotel, as well as aggressive management of costs. Selling, general and administrative expenses decreased during the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to a decrease in expenses associated with certain cost control methods implemented by the hotel.

     Gaylord Texan Results. The results of the Gaylord Texan for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$39,532	$46,859	-15.6%	$123,470	$143,127	-13.7%
Operating expense data:
Operating costs	23,535	28,066	-16.1%	71,466	83,046	-13.9%
Selling, general and administrative	5,200	6,040	-13.9%	15,974	17,664	-9.6%
Hospitality performance metrics:
Occupancy	72.8%	72.8%	0.0%	65.4%	73.7%	-11.3%
ADR	$149.86	$168.01	-10.8%	$167.41	$178.68	-6.3%
RevPAR	$109.13	$122.28	-10.8%	$109.53	$131.76	-16.9%
Total RevPAR	$284.38	$337.09	-15.6%	$299.37	$345.71	-13.4%
The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily due to a lower ADR during the three month period and a combination of decreased occupancy and a lower ADR at the hotel during the nine month period, as the hotel suffered a decrease in group business. This decrease in group business also led to decreases in banquet, catering and other outside the room spending at the hotel, which reduced the hotel’s Total RevPAR for the periods. For the nine months ended September 30, 2009, these decreases were partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Texan in the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, decreased primarily due to decreased variable operating costs associated with the lower levels of outside the room spending at the hotel, aggressive management of costs, and lower utility costs due to declines in cost and usage. Selling, general and administrative expenses decreased during the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to the results of our cost containment initiative.

Gaylord National Results. Gaylord National commenced operations in early April 2008. The results of Gaylord National for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$56,016	$55,703	0.6%	$174,588	$117,542	48.5%
Operating expense data:
Operating costs	33,910	36,349	-6.7%	101,024	75,322	34.1%
Selling, general and administrative	6,932	8,746	-20.7%	23,187	17,704	31.0%
Hospitality performance metrics:
Occupancy (1)	66.6%	66.0%	0.9%	65.4%	65.3%	0.2%
ADR	$184.17	$190.56	-3.4%	$207.33	$201.11	3.1%
RevPAR (1)	$122.68	$125.80	-2.5%	$135.69	$131.27	3.4%
Total RevPAR (1)	$305.05	$303.34	0.6%	$320.40	$323.04	-0.8%

(1)	Excludes 1,408 room nights that were not in service during the nine months ended September 30, 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.
Gaylord National revenue and Total RevPAR remained stable in the three months ended September 30, 2009, as compared to the same period in 2008. Gaylord National RevPAR decreased slightly during the three months ended September 30, 2009, as compared to the same period in 2008 due to a decreased ADR at the hotel during the period; however, increased collection of attrition and cancellation fees offset this decrease as it relates to revenue and Total RevPAR.
Operating costs at Gaylord National in the three months ended September 30, 2009, as compared to the same period in 2008, decreased primarily due to lower employment and temporary labor costs, resulting from efficiency improvements since the hotel’s opening. Selling, general and administrative expenses decreased during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a decrease in employment expenses as a result of efficiency improvements and our cost containment initiative.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$17,059	$22,870	-25.4%	$46,432	$64,460	-28.0%
Operating expense data:
Operating costs	9,454	15,225	-37.9%	28,194	41,600	-32.2%
Selling, general and administrative	4,329	3,550	21.9%	12,779	13,993	-8.7%
Depreciation and amortization	1,127	1,160	-2.8%	3,510	3,729	-5.9%

Operating income (1)	$2,149	$2,935	-26.8%	$1,949	$5,138	-62.1%

(1)	Opry and Attractions segment operating income for the three months and nine months ended September 30, 2009 excludes the effects of an impairment charge of $6.6 million. See the discussion of impairment and other charges set forth below.
The decrease in revenues in the Opry and Attractions segment for the three months and nine months ended September 30, 2009, as compared to the same periods in 2008, is primarily due to a decrease in revenues at our Corporate Magic corporate event planning business, as its customers held fewer events in the periods as compared to the prior periods, due to lower levels of group travel.
The decrease in Opry and Attractions operating costs in the three months and nine months ended September 30, 2009 as compared to the same periods in 2008, was due primarily to decreased variable costs at our Corporate Magic subsidiary associated with the decreased revenues described above. The increase in Opry and Attractions selling, general and administrative expenses in the three months ended September 30, 2009, as compared to the same period in 2008, was due primarily to an increase in selling, general and administrative costs at the Grand Ole Opry. The decrease in Opry and Attractions selling, general and administrative expenses in the nine months ended September 30, 2009, as compared to the same period in 2008, was due primarily to our cost containment initiative. Total Opry and Attractions operating expenses were also impacted by $0.5 million of severance costs recognized in the nine months ended September 30, 2009.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total revenues	$20	$29	-31.0%	$70	$385	-81.8%
Operating expense data:
Operating costs	2,194	2,701	-18.8%	6,959	7,069	-1.6%
Selling, general and administrative	10,394	9,136	13.8%	31,341	27,980	12.0%
Depreciation and amortization	2,479	1,976	25.5%	7,276	5,370	35.5%

Operating loss (1)	$(15,047)	$(13,784)	-9.2%	$(45,506)	$(40,034)	-13.7%

(1)	Corporate and other segment operating loss for the nine months ended September 30, 2008 excludes the effects of an impairment charge of $12.0 million. See the discussion of impairment and other charges set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the three months and nine months ended September 30, 2009, as compared to the 2008 period, due primarily to a decrease in employment costs associated with our cost containment initiative. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended September 30, 2009, as compared to 2008 period, due primarily to a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options, partially offset by consulting costs associated with a company-wide performance optimization project in the prior year quarter that did not reoccur in the current year and a decrease in employment costs associated with our cost containment initiative. Corporate and Other selling, general and administrative expenses also increased in the nine months ended September 30, 2009, as compared to the 2008 period, primarily as a result of the items noted above, as well as $3.5 million in severance costs incurred as part of our cost containment initiative and $1.9 million in expenses discussed above in “Recent Events” associated with preparing for a proxy contest, including reaching agreements with TRT and GAMCO, reimbursing certain expenses pursuant to the TRT Agreement, and settlement of our shareholder rights plan litigation. Corporate and Other depreciation and amortization expense increased in the three months and nine months ended September 30, 2009 as compared with the same periods in 2008 primarily due to additional information technology equipment and software costs placed in service.
Operating Results — Preopening costs
We expense the costs associated with start-up activities and organization costs as incurred. Preopening costs were $0.4 million in the three months ended September 30, 2008, primarily related to the rooms renovation program at Gaylord Opryland and $19.2 million in the nine months ended September 30, 2008, primarily related to the construction of the Gaylord National, which opened in April 2008.

Operating Results — Impairment and other charges
We perform an annual review of goodwill for impairment, and during interim periods if there are triggering events, by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of our financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within our Opry and Attractions segment, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on the goodwill associated with this reporting unit as described above. As a result, we recorded an impairment charge of $6.6 million during the three months and nine months ended September 30, 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. We estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
On April 15, 2008, we terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, we forfeited a $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million during the nine months ended September 30, 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.

Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Interest expense, net of amounts capitalized	$(18,676)	$(21,918)	14.8%	$(55,505)	$(44,045)	-26.0%
Interest income	3,382	4,486	-24.6%	11,411	8,583	32.9%
Income (loss) from unconsolidated companies	30	(75)	140.0%	147	(293)	150.2%
Gain on extinguishment of debt	—	—	—	24,726	—	100.0%
Other gains and (losses), net	(84)	904	-109.3%	3,420%	954	258.5%
(Benefit) provision for income taxes	(2,954)	(3,303)	10.6%	11,315	(945)	1297.4%
Income (loss) from discontinued operations, net of taxes	154	986	-84.4%	(15)	767	-102.0%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, decreased $3.2 million to $18.7 million (net of capitalized interest of $0.4 million) during the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to a decrease in interest expense associated with our outstanding senior notes as a result of the repurchase of a portion of these notes, as well as the 2008 period including the write-off of deferred financing costs as a result of the refinancing of our credit facility, partially offset by an increase in interest expense associated with our $1.0 billion credit facility. Interest expense, net of amounts capitalized, increased $11.5 million to $55.5 million (net of capitalized interest of $1.3 million) during the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to a $14.7 million decrease in capitalized interest as a result of the substantial completion of construction of Gaylord National in April 2008.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.1% and 6.5% for the three months and 5.4% and 6.5% for the nine months ended September 30, 2009 and 2008, respectively.
Interest Income
Interest income during the three months ended September 30, 2009, as compared to the same period in 2008, was relatively stable. The increase in interest income during the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to the 2008 period only including interest income on the bonds that were received in connection with the development of Gaylord National beginning in April 2008, the point at which the bonds were delivered to us.

Income (loss) from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months and nine months ended September 30, 2009. Income (loss) from unconsolidated companies for the three months and nine months ended September 30, 2009 and 2008 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	% Change	2009	2008	% Change
RHAC Holdings, LLC	$30	$145	-79.3%	$147	$494	-70.2%
Waipouli Holdings, LLC	—	(220)	100.0%	—	(787)	100.0%

Total:	$30	$(75)	140.0%	$147	$(293)	150.2%

Gain on Extinguishment of Debt
During the nine months ended September 30, 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases.
Other Gains and (Losses)
Our other gains and (losses) for the nine months ended September 30, 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium.
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	2	4	40	8
Change in statutory state tax rate	—	1	—	(9)
Goodwill impairment	(15)	—	22	—
Other	(4)	(6)	(2)	(18)

Effective tax rate	18%	34%	95%	16%

The decrease in our effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2008 was due primarily to a benefit on the pretax book loss for the 2009 period, partially offset by tax expense related to the goodwill impairment discussed above.
The increase in our effective tax rate for the nine months ended September 30, 2009 as compared to the same period in 2008 was due primarily to tax expense related to the goodwill impairment discussed above, adjustments to our valuation allowances during the 2009 period and an increase in uncertain tax positions. In addition, the lower rate during the 2008 period was due primarily to a change in a statutory state tax rate in 2008, which resulted in the revaluing of our deferred tax assets and liabilities in the 2008 period.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflect the following business as discontinued operations in our financial results. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Operating income (loss):
ResortQuest	$180	$717	$(147)	$(216)
Other	(6)	—	10	—
Restructuring charges	—	—	—	(262)

Total operating income (loss)	174	717	(137)	(478)

Interest expense	—	—	(1)	—

Other gains and (losses):
ResortQuest	24	(43)	24	749
Other	50	—	95	50

Income (loss) before provision (benefit) for income taxes	248	674	(19)	321

Provision (benefit) for income taxes	94	(312)	(4)	(446)

Income (loss) from discontinued operations	$154	$986	$(15)	$767

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2009, our net cash flows provided by operating activities — continuing operations were $76.6 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, impairment charges, stock-based compensation expense, income from unconsolidated companies, gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $103.8 million, partially offset by unfavorable changes in working capital of approximately $27.2 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses related to the timing of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, an increase in the interest receivable related to the bonds that were received in connection with the development of Gaylord National, an increase in income taxes receivable, and an increase in prepaid property taxes and prepaid expenses associated with our holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord Opryland and Gaylord National and an increase in interest payable, attributable to interest accrued on our senior notes.

During the nine months ended September 30, 2008, our net cash flows provided by operating activities — continuing operations were $98.5 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax benefit, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, and loss on sales of certain fixed assets of approximately $105.5 million, partially offset by unfavorable changes in working capital of approximately $7.0 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008 and a seasonal change in the timing of payments received from corporate group guests at Gaylord Palms and Gaylord Texan, an increase in interest receivable associated with the Series A Bond and Series B Bond, and the timing of payment of accrued property taxes and accrued compensation. These unfavorable changes in working capital were partially offset by an increase in interest payable, an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, and an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
Cash Flows From Investing Activities. During the nine months ended September 30, 2009, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $41.2 million, partially offset by the receipt of a $17.1 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National.
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
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2009, our net cash flows provided by financing activities were approximately $416.0 million, primarily reflecting $358.1 million in proceeds from the issuance of our Convertible Notes, net of equity-related issuance costs, $169.0 million in proceeds from the issuance of common stock and warrants, net of issuance costs, $38.0 million in net borrowings under our credit facility and $5.0 million received from the termination of the interest rate swap agreements associated with our senior notes, partially offset by the payment of $76.7 million to purchase a convertible note hedge associated with the Convertible Notes, the payment of $64.5 million to repurchase portions of our senior notes, the payment of $8.1 million in deferred financing costs associated with the Convertible Notes and the payment of $4.6 million to purchase shares of our common stock to fund a supplemental employee retirement plan.
During the nine months ended September 30, 2008, our net cash flows provided by financing activities — continuing operations were approximately $272.7 million, primarily reflecting $302.0 million in net borrowings under our credit facility, partially offset by the payment of $20.0 million to repurchase shares of our common stock and the payment of $10.8 million in deferred financing costs to refinance our $1.0 Billion Credit Facility.
Liquidity
As further described above, during September 2009, we issued $360 million in Convertible Notes and offered and sold six million shares of our common stock. Our total proceeds of these offerings, after deducting discounts, commissions, expenses and the cost of convertible note hedge transactions, was approximately $442.4 million. We intend to use these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes due 2013. As of October 21, 2009, we had accepted for purchase $223.6 million aggregate principal amount of these notes and we have called for redemption of the remaining balance of these notes on November 15, 2009. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of our existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions during 2009.
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
As of September 30, 2009, $760.5 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $9.9 million of letters of credit under the facility for us, which left $229.6 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
3.75% Convertible Senior Notes. During September 2009, we issued $360 million, including the exercise of an overallotment option, of the Convertible Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of September 30, 2009, none of the conditions permitting conversion had been satisfied.
The Convertible Notes are general unsecured and unsubordinated obligations of us and rank equal in right of payment with all of our existing and future senior unsecured indebtedness, including our 8% Senior Notes due 2013 and 6.75% Senior Notes due 2014, and senior in right of payment to all of our future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness.
The Convertible Notes are guaranteed, jointly and severally, on an unsecured unsubordinated basis by generally all of our active domestic subsidiaries. Each guarantee will rank equally in right of payment with such subsidiary guarantor’s existing and future senior unsecured indebtedness and senior in right of payment to all future subordinated indebtedness, if any, of such subsidiary guarantor. The Convertible Notes will be effectively subordinated to any secured indebtedness and effectively subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the Convertible Notes.
Upon a Fundamental Change (as defined), holders may require us to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined). The Convertible Notes are not redeemable at our option prior to maturity.
We do not intend to file a registration statement for the resale of the Convertible Notes or any common stock issuable upon conversion of the Convertible Notes. As a result, holders may only resell the Convertible Notes or common stock issued upon conversion of the Convertible Notes, if any, pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.

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
On September 23, 2009, we commenced a cash tender offer for our outstanding 8% Senior Notes due 2013 and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing the 8% Senior Notes. On October 6, 2009, we received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding, to enter into the Sixth Supplemental Indenture pursuant to our previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% Senior Notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We have also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes.
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
As described above, during the nine months ended September 30, 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases, which is recorded as a gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
As of September 30, 2009, we were in compliance with all of our covenants related to our debt.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.

Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $9.9 million of letters of credit as of September 30, 2009 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2009, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,493,072	$259,810	$760,500	$—	$472,762
Capital leases	2,316	813	1,363	140	—
Promissory note payable to Nashville Predators	2,000	1,000	1,000	—	—
Construction commitments	23,432	23,432	—	—	—
Operating leases (1)	661,275	6,692	11,025	8,747	634,811
Other	75	75	—	—	—

Total contractual obligations	$2,182,170	$291,822	$773,888	$8,887	$1,107,573

(1)	The total operating lease commitments of $661.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months and nine months ended September 30, 2009 and 2008.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2009, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $16.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no newly identified critical accounting policies in the first, second or third quarter of 2009 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2009 and 2008 included herewith.

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
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $260.5 million in borrowings outstanding under our New $1.0 Billion Credit Facility as of September 30, 2009 would increase by approximately $2.6 million.
Risk Related to Changes in Natural Gas Prices
As of September 30, 2009, we held three variable to fixed natural gas price swaps with respect to the purchase of 290,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to three months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $6.14 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of September 30, 2009 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of September 30, 2009 would have decreased or increased by $0.1 million.

Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described above in Note 9 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2009 and 2008 included herewith. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.
Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. The convertible note hedge transactions involved us purchasing from four counterparties options to purchase approximately 13.2 million shares of our common stock at a price per share equal to the initial conversion price of the Convertible Notes. Separately we sold warrants to the same counterparties whereby they have the option to purchase 13.2 million shares of our common stock at a price of $32.70 per share. Therefore, there is no impact if the share price of our common stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).

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
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2009 and 2008 included herewith and which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
Conversion of our 3.75% convertible senior notes may dilute the ownership interests of our stockholders at the time of conversion and our stock price may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the 3.75% convertible senior notes.
Upon conversion of some or all of our 3.75% convertible senior notes, the ownership interests of our stockholders may be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
In addition, we entered into note hedge transactions with various financial institutions, at the time of issuance of the convertible senior notes, intended to reduce potential dilution with respect to our common stock upon conversion of the notes. We also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the strike price of the warrants.
In connection with establishing its initial hedge for the note hedge and warrant transactions, we expect each of these financial institutions or their affiliates entered into various derivative transactions with respect to our common stock. These financial institutions or their affiliates are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in secondary market transactions during the time the 3.75% convertible senior notes are outstanding. In addition, we will exercise options we hold under the convertible note hedge transactions whenever notes are converted. In order to unwind its hedge positions with respect to those exercised options, we expect each of these financial institutions or its affiliates will likely sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during any settlement period for converted notes.
The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock and the value of the notes. For additional information on the 3.75% convertible senior notes and related note hedge and warrant transactions, please refer to Note 9 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2009 and 2008 included herewith.
The counterparties to our derivative financial agreements are various financial institutions and we are subject to risks that these counterparties cannot or do not fulfill their obligations under these transactions.
Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If the counterparties to one or more of derivative financial agreements, which are various financial institutions, are unwilling or unable to perform their obligations under their respective derivative financial agreements for any reason, we would not be able to receive the benefit of these agreements. As result, we would not receive the intended benefits of these agreements, and the value of our common stock may be reduced accordingly. We cannot provide any assurances as to the financial stability or viability of any of these counterparties.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations and construction concerns, and compliance with these regulations could increase our costs and reduce our revenues and profits.
Our hotel operations are subject to numerous laws, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of premises. We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Labor unions now represent certain employees at the Gaylord National. We have reached a tentative agreement with the union representing the largest population of the represented employees and are in the process of negotiating collective bargaining agreements with the remaining unions. In addition, labor union organizing activities may take place at our other hotels as well as any new hotel property we open. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. In addition, negotiating, and dedicating time and resources to administration of and compliance with the requirements of, any collective bargaining agreements could be costly. The success of expanding our hotel operations also depends upon our obtaining necessary building permits and zoning variances from local authorities. Compliance with these laws and requirements is time intensive and costly and may reduce our revenues and operating income.
Our results of operations could be adversely affected by increased costs if health care legislation is adopted.
The federal government and several state governments have proposed legislation regarding health care, including legislation that in some cases would require employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. If this type of legislation is enacted in geographic areas where we do business, it would likely increase our costs and could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
As previously reported in our Current Report on Form 8-K filed with the SEC on September 29, 2009, we issued $360 million of 3.75% convertible senior notes due 2014 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, which notes are convertible into shares of our common stock. We also separately sold warrants to certain parties to acquire up to approximately 13.2 million shares of our common stock at a strike price of $32.70 per share. The offer and sale of the warrants was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
July 1 — July 31, 2009	—	—	—	—
August 1 — August 31, 2009 (1)	1,999	$18.17	—	—
September 1 — September 30, 2009	—	—	—	—

Total	1,999	$18.17	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Inapplicable.

ITEM 5.	OTHER INFORMATION.
Inapplicable.

ITEM 6.	EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: November 6, 2009	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

4.1	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among Gaylord Entertainment Company, certain subsidiaries of Gaylord Entertainment Company, as guarantors, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

4.2	Supplemental Indenture, dated September 29, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes.

4.3	Fourth Supplemental Indenture, dated September 29, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes.

10.1	Form of Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009).

10.2	Underwriting Agreement dated September 24, 2009, by and among Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.3	Purchase Agreement dated September 24, 2009, by and among Gaylord Entertainment Company, certain subsidiaries of Gaylord Entertainment Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.4	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between Gaylord Entertainment Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

EXHIBIT
NUMBER	DESCRIPTION

10.5	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between Gaylord Entertainment Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.6	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between Gaylord Entertainment Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.7	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between Gaylord Entertainment Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.8	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between Gaylord Entertainment Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.9	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between Gaylord Entertainment Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.10	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between Gaylord Entertainment Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.11	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between Gaylord Entertainment Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.12	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.13	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.14	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Wachovia Bank, National Association. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.15	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.16	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Deutsche Bank AG, London Branch (incorporated by

EXHIBIT
NUMBER	DESCRIPTION

reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.17	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.18	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

10.19	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between Gaylord Entertainment Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.