Form 10-K
period 2009-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2010-02-26
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-13079
GAYLORD ENTERTAINMENT COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	73-0664379 (I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee (Address of Principal Executive Offices)	37214 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (615) 316-6000
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value per share Preferred Stock Purchase Rights (Title of Class)	New York Stock Exchange New York Stock Exchange (Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2009 was approximately $358,841,112 (assuming solely for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).
As of January 29, 2010, there were 46,990,328 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2009 FORM 10-K ANNUAL REPORT

PART I
Throughout this report, we refer to Gaylord Entertainment Company, together with its subsidiaries, as “we,” “us,” “our,” “Gaylord Entertainment,” “Gaylord,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.
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
Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, our Corporate Magic event planning business, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses and, prior to May 31, 2007, our ownership interests in certain entities. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 92.6%, 7.4%, and 0.0%, respectively, of total revenues for 2009. Prior to May 31, 2007, our operations also included our ResortQuest business, described more fully below, which we now classify as discontinued operations.
Financial information by industry segment and for each of our Gaylord hotel properties as of December 31, 2009 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 18) to our consolidated financial statements included in this Annual Report on Form 10-K.

Strategy
Our goal is to become the nation’s premier hotel brand serving the meetings and conventions sector and to enhance our business by offering vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the large group meetings market in the United States. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings.
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
Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002, our Gaylord Texan hotel in April 2004 and our Gaylord National hotel in April 2008. As further described in the “Future Development” section below, we have also entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona. We have focused the efforts of our sales force to capitalize on our expansion over the last eight years and the desires of some of our large group meeting clients to meet in different areas of the country each year and to establish relationships with new customers as we increase our geographic reach. We believe there is a significant opportunity to establish strong relationships with new customers and rotate them among our properties.
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
Industry Description
According to the biennial 2008 Meetings Market Report published by Meetings and Conventions magazine, the large group meetings market annually generates approximately $104 billion of revenues for the companies that provide services to it. Tradeshow Week Custom Research estimates that the convention hotel industry generates approximately $17.8 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings typically have more than 1,200 guest rooms and, on average, contain approximately 125,000 square feet of exhibit space and approximately 45 meeting rooms.
According to the biennial 2008 Meetings Market Report published by Meetings & Conventions magazine, the group meetings market is comprised of approximately 1.3 million events annually, of which approximately 80% are corporate meetings and approximately 20% are association meetings or conventions. Nearly half of the venues hosting these events contain less than 150,000 square feet of exhibit or meeting space, with only approximately 10% containing over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because associations and trade shows generally select their sites 2 to 6 years in advance, thereby increasing earnings visibility, and our group customers enter into contracts that provide for minimum spending on stays and cancellation and attrition fees, we believe the convention hotel segment of the lodging industry is more predictable than the general lodging industry.
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
Based on our information and information obtained from the Tradeshow Week Major Exhibit Hall Directory 2009, the largest hotel exhibit halls (ranked by total square feet of total exhibit and meeting space) are as follows:

		Total		Total	Total
		Exhibit		Meeting	Exhibit and Meeting
		Space	Meeting	Space	Space
Facility	Location	(sq. ft.)	Rooms	(sq. ft.)	(sq. ft.)
Las Vegas Sands MEGACENTER	Las Vegas, NV	1,125,600	293	400,378	1,525,978
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924	1,295,655
MGM Grand Hotel & Casino	Las Vegas, NV	320,000	75	600,000	600,000	*
Gaylord Opryland Resort & Convention Center	Nashville, TN	263,772	111	325,000	588,772
Gaylord National Resort & Convention Center	National Harbor, MD	180,000	82	470,000	470,000	*
Orlando World Center Marriott	Orlando, FL	450,000	73	450,000	450,000	*
Rosen Shingle Creek	Orlando, FL	445,000	99	445,000	445,000	*
Gaylord Texan Resort & Convention Center	Grapevine, TX	400,000	70	400,000	400,000	*
Gaylord Palms Resort & Convention Center	Kissimmee, FL	400,000	76	200,000	400,000	*
Hilton Anatole Hotel	Dallas, TX	231,103	77	344,638	344,638	*
Walt Disney World Swan and Dolphin Resort	Lake Buena Vista, FL	329,000	84	248,655	329,000	*
Caesars Palace	Las Vegas, NV	300,000	110	300,000	300,000	*
Grand Sierra Resort & Casino	Reno, NV	190,000	40	110,000	300,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000	269,000
Sheraton Dallas	Dallas, TX	230,000	67	99,000	230,000	*
Disney’s Coronado Springs Resort	Lake Buena Vista, FL	220,000	45	220,000	220,000	*

*	Exhibit Space square footage is also included in the calculation of Meeting Space square footage.
Gaylord Hotels — Strategic Plan
Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are designed based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed Gaylord Opryland, as well as our more recently opened Gaylord hotels, among the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002, the Gaylord Texan in April 2004 and the Gaylord National in April 2008. We believe that our other hotels will enable us to capture additional convention business from groups that currently utilize one of our hotels but must rotate their meetings to other locations due to their attendees’ desires to visit different areas.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 600,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007 and 2008, as well as Meeting & Convention’s Gold Key and Gold Platter Awards for 2007, 2008 and 2009.
Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008 and 2009 and Meeting and Convention’s Gold Key and Gold Platter Awards for 2007, 2008 and 2009.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. The Gaylord Texan is rated as a AAA Four-Diamond Hotel and it received Successful Meetings magazine’s Pinnacle Award in 2008 and Meeting and Convention’s Gold Key Award in 2007, 2008 and 2009.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. Gaylord National opened in April 2008 and is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond hotel, and in 2009 it received Meeting and Convention’s Gold Key Award.
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

Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 84th anniversary in 2009, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and XM Radio and streamed on the Internet. The Grand Ole Opry is also broadcast on television via the Great American Country network and CMT-Canada. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2009 to January 2010. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2009, winning the award in 2003 and 2004, and was named the 2009 Venue of the Year by the Academy of Country Music.
The General Jackson Showboat. We operate the General Jackson Showboat, a 300-foot, four-deck paddle wheel showboat, on the Cumberland River, which flows past the Gaylord Opryland complex in Nashville. Its Victorian Theatre can seat 600 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. The General Jackson is one of many sources of entertainment that Gaylord makes available to conventions held at Gaylord Opryland. During the day, it operates cruises, primarily serving tourists visiting the Gaylord Opryland complex and the Nashville area.
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
Corporate and Other
Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in the below investments.
Bass Pro. On May 31, 2007, we completed the sale of all of our interest in Bass Pro Group, LLC (consisting of 43,333 common units) for a purchase price of $222.0 million. Our Chief Executive Officer formerly served as a member of the board of managers of Bass Pro Group, LLC but resigned upon consummation of the sale. See “Non-Operating Results Affecting Net (Loss) Income — Income from Unconsolidated Companies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of

Operations,” below for a discussion of the results of our investment in Bass Pro Group, LLC prior to the date of disposal. See “Non-Operating Results Affecting Net Income (Loss) — Other Gains and (Losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” below for a discussion of the recognized gain on the sale of our interest in Bass Pro Group, LLC.
Viacom and CBS. In May 2007 we fulfilled our obligations under a secured forward exchange contract related to our investment in approximately 5.5 million shares of Viacom, Inc. Class B common stock (“Viacom Stock”) and 5.5 million shares of CBS Corporation Class B Common Stock (“CBS Stock”), which were received as the result of the sale of television station KTVT to CBS in 1999, the subsequent acquisition of CBS by Viacom in 2000, and the subsequent conversion of each outstanding share of Viacom Class B common stock into 0.5 shares of CBS Stock and 0.5 shares of Viacom Stock in 2006. The secured forward exchange contract, which we entered into in 2000, was designed to protect us against decreases in the combined fair market value of the Viacom Stock and CBS Stock, while providing for participation in increases in the combined fair market value. As a result of the settlement, we surrendered all of our shares of Viacom Stock and CBS Stock to an affiliate of Credit Suisse First Boston (“Credit Suisse”) in full satisfaction of all obligations under the secured forward exchange contract.
Nashville Predators. On February 22, 2005, we concluded the settlement of litigation with the Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem our ownership interest, and (ii) our obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had an original 20-year term, we were required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of our outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating our ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled. As a part of the settlement, we made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $1 million, with the final payment due on October 5, 2010. Our obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing its home games in Nashville, Tennessee.
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
Employees
As of December 31, 2009, we had approximately 6,303 full-time and 3,004 part-time and temporary employees. Of these, approximately 5,670 full-time and 2,426 part-time employees were employed in Hospitality; approximately 333 full-time and 571 part-time employees were employed in Opry and Attractions; and approximately 300 full-time and 7 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
As of December 31, 2009, approximately 1,365 employees at Gaylord National were represented by labor unions, and, as of February 26, 2010, collective bargaining agreements had been negotiated with the four unions representing these employees.
Competition
Hospitality
The Gaylord Hotel properties compete with numerous other hotels throughout the United States and abroad, particularly the approximately 100 convention hotels that, on average, have over 1,000 rooms and a significant amount of meeting and exhibit space. Many of these hotels are operated by companies with greater financial, marketing and human resources than the Company. We believe that competition among convention hotels is based on, among other things: (i) the hotel’s reputation, (ii) the quality of the hotel’s facility, (iii) the quality and scope of a hotel’s meeting and convention facilities and services, (iv) the desirability of a hotel’s location, (v) travel distance to a hotel for meeting attendees, (vi) a hotel facility’s accessibility to a recognized airport, (vii) the amount of entertainment and recreational options available in and in the vicinity of the hotel, (viii) service levels at the hotel, and (ix) price. Our hotels also compete against municipal convention centers. These include the largest convention centers (e.g., Orlando, Chicago and

Atlanta) as well as, for Gaylord Opryland, mid-size convention centers (between 100,000 and 500,000 square feet of meeting space located in second-tier cities).
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
Regulation and Legislation
Hospitality
Our hotels are subject to certain federal, state, and local governmental laws and regulations including, without limitation, labor regulations, health and safety laws and environmental regulations applicable to hotel and restaurant operations. The hotels are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as regulations pursuant thereto. We believe that we are in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by a hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have the power to limit, condition, suspend or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of operations of our Hospitality segment.
Opry and Attractions
WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. We are not aware of any reason why WSM-AM’s radio station license should not be renewed.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2009. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	62	Chairman of the Board of Directors and Chief Executive Officer
David C. Kloeppel	40	President and Chief Operating Officer
Carter R. Todd	52	Executive Vice President, General Counsel and Secretary
Mark Fioravanti	48	Senior Vice President and Chief Financial Officer
Rod Connor	57	Senior Vice President and Chief Administrative Officer
Richard A. Maradik	41	Senior Vice President and Chief Marketing Officer
The following is additional information with respect to the above-named executive officers.
Colin V. Reed has served as Chief Executive Officer and a director of the Company since April 2001, and Mr. Reed was also elected Chairman of the Board of Directors of the Company in May 2005. Until November 2008, Mr. Reed also served as President of the Company. Prior to joining the Company, Mr. Reed had served as a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. since May 1999, and he had served as Harrah’s Chief Financial Officer since April 1997. Mr. Reed also was a director of Harrah’s from 1998 to May 2001. Mr. Reed served in a variety of other management positions with Harrah’s and its predecessor, Holiday Corp., since 1977. As part of his duties at Harrah’s, Mr. Reed served as a director and Chairman of the Board of JCC Holding Company, an entity in which Harrah’s held a minority interest. On January 4, 2001, JCC Holding Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. Mr. Reed is a director of First Horizon National Corporation.
David C. Kloeppel is the Company’s President and Chief Operating Officer. Prior to June 2009, Mr. Kloeppel served as President and Chief Financial Officer of the Company and prior to November 2008, he served as Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company in September of 2001, Mr. Kloeppel worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel earned an MBA from Vanderbilt University’s Owen Graduate School of Management, graduating with highest honors. He received his bachelor of science degree from Vanderbilt University, majoring in economics.
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
Mark Fioravanti is Senior Vice President and Chief Financial Officer of the Company. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.
Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 37 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.

Richard A. Maradik is the Senior Vice President and Chief Marketing Officer of the Company, a position he has held since November 2008. From February 2006, when he joined the Company, until November 2008, Mr. Maradik was the Company’s Senior Vice President and Chief Information Officer. Previously, Mr. Maradik worked for Acxiom Corporation, overseeing the 2005 integration of SmartDM, Inc., a company which Mr. Maradik co-founded in 1995 and for which he served as chief executive officer. Mr. Maradik earned his Bachelor of Arts degree in English from Vanderbilt University in 1991.
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
In 2010, our operations, financial results and growth are expected to be adversely affected by general economic conditions, weak hospitality demand and constraints on availability of financing. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our operations and expansion plans. We have experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels and increased attrition levels, which represents groups not fulfilling the minimum number of room nights originally contracted for. We believe corporate customers in particular continue to delay meetings and events and are seeking to minimize spending. While we have re-focused our marketing efforts on booking rooms in 2010, in addition to later years, there can be no assurance that we can achieve acceptable occupancy and revenue levels during continued periods of economic distress, in light of decreased demand. We believe that our contracts with our group customers (which generally require minimum levels of rooms revenue and banquet and catering revenues) provide a level of protection against the effects of these increased levels of attrition. There can be no assurance, however, that we will succeed in contracting for and collecting attrition and cancellation fees. In addition, our cost containment efforts at the property and corporate levels may not be successful. In particular, many of our expenses are relatively fixed (such as personnel costs, interest, rent, property taxes, insurance and utilities) and we may be unable to reduce these costs significantly or rapidly when demand for our hotel and convention business decreases. Further, we are reducing capital expenditure commitments and are delaying decisions on our proposed expansions, which will delay our future growth. We cannot predict when or if hospitality demand and spending will return to favorable levels, but we anticipate that our future financial results and growth will be further harmed if the economic recession continues for a significant period or becomes worse.
Our hotel and convention business is subject to significant market risks.
Our ability to continue to successfully operate our hotel and convention business is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:
•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that are affecting our hotels;

•	our ability to continue to attract group convention business, which continues to be weaker than historical levels;

•	our ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact our group convention business at our existing hotel properties;

•	the highly competitive nature of the hotel, tourism and convention businesses in which the Gaylord Opryland, the Gaylord Palms, the Gaylord Texan and the Gaylord National operate;

•	the susceptibility of our group convention business to reduced levels of demand during the year-end holiday periods, which we may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business.
The successful implementation of our business strategy depends on our ability to generate cash flows from our existing operations and other factors.
Our business strategy focuses on the development of resort and convention center hotels in selected locations in the United States and on our attractions properties, including the Grand Ole Opry, which are focused primarily on the country music genre. The success of our future operating results depends on our ability to implement our business strategy by successfully operating the Gaylord Opryland, the Gaylord Palms, the Gaylord Texan and the Gaylord National, and by further utilizing our attractions assets. Our ability to do this depends upon many factors, some of which are beyond our control.
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
Our hotel developments, including our potential project in Mesa, Arizona, are subject to financing, timing, budgeting and other risks.
We intend to develop additional hotel properties and expand existing hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:
•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	other risks of construction described below;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	risks associated with joint ventures or alliances or other potential transaction structures we may enter into in connection with development projects;

•	the availability and cost of capital, which is expected to be unfavorable until general economic conditions improve in the U.S.; and

•	governmental restrictions on the nature or size of a project or timing of completion.
Our development projects may not be completed on time or within budget.
There are significant risks associated with our future construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.
Our future construction projects, including our planned project in Mesa, Arizona, as well as the possible expansions of the Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects, and we may enter into joint ventures or alliances with one or more third parties. We have no financing plans for projects, and we do not know if any needed financing will be available on favorable terms.
We may be unable to successfully complete acquisitions.
As part of our growth strategy, we may attempt to acquire other convention hotels or otherwise engage in acquisitions, either alone or through joint ventures or alliances with one or more third parties. We may be unable to find or consummate future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms. We continue to evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:
•	the possible diversion of our management’s attention from other business concerns;

•	the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the acquisitions;

•	the possible loss of the acquired business’s key employees;

•	the potential inability to achieve expected operating efficiencies in the acquired business’s operations;

•	the increased complexity and diversity of our operations after acquisitions compared to our prior operations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated problems, expenses or liabilities, including contingent liabilities assumed through an acquisition.
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
We currently have a significant amount of debt. As of December 31, 2009, we had $1,178.7 million of total debt and stockholders’ equity of $1,078.7 million.
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
In addition, the terms of our senior credit facility and the indenture governing our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2009 and 2007, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $7.6 million in 2008. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance this indebtedness on favorable terms, or at all. We may incur additional debt in connection with our potential expansions of Gaylord Opryland, Gaylord Palms and/or Gaylord Texan or any additional hotel development.
We will be required to refinance our credit facility by July 2012, and there is no assurance that we will be able to refinance our credit facility on acceptable terms.
The revolving loan, letters of credit and term loan under our credit facility mature on July 25, 2012. Prior to this date, we will be required to refinance our credit facility in order to finance our ongoing capital needs. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. The credit markets are in a period of uncertainty, and if conditions do not improve, we expect to encounter difficulties at any time that we seek to increase or refinance our debt. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Recent events, including failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be extremely difficult to obtain. There is no assurance that we will be able to obtain additional financing on acceptable terms.

The agreements governing our debt, including our 6.75% senior notes and our senior credit facility, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.
Our existing financial agreements, including our senior credit facility and the indentures governing our 6.75% senior notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. Our senior credit facility requires us to comply with or maintain certain financial tests and ratios, including minimum consolidated net worth, minimum interest coverage ratio and maximum leverage ratios, and our senior credit facility and the indenture governing our 6.75% senior notes limit or prohibit our ability to, among other things:
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
In addition, the indenture governing our 3.75% convertible senior notes restricts mergers under specified circumstances, may require us to offer to purchase the convertible notes from the holders upon the occurrence of specified “fundamental changes,” and may require adjustments in the conversion ratio for the convertible notes as a result of specified “make-whole fundamental changes.” These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.
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
We are dependent upon the Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National for the substantial majority of our revenue and cash flow. As a result, we are subject to a greater degree of risk to factors including:
•	local economic and competitive conditions;

•	natural and other disasters;

•	a decline in air passenger travel due to higher ticket costs or fears concerning air travel;

•	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and

•	a decrease in convention and meetings business at one of our properties.
Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt and could adversely affect our financial condition and results of operations.
Our indebtedness is secured by a substantial portion of our assets.
Subject to applicable laws and certain agreed upon exceptions, our debt is secured by liens on the substantial majority of our assets. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.
To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.
Our ability to make payments on, or repay or refinance, our debt, including our obligations under our senior notes and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our senior credit facility and our other debt agreements, including the indenture governing our 6.75% senior notes and other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations or we may not have future borrowings available to us under our senior credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.
The reputation and perception of our brands is critical to our success in the hospitality industry. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where local law may not adequately protect it.
Monitoring the unauthorized use of our intellectual property is difficult. As we have in the past, we may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business. Any failure to maintain and protect our trademarks and other intellectual property could reduce the value of our brands and harm our business.
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
We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Labor unions now represent certain employees at the Gaylord National. We have entered into signed agreements with three of the four unions representing these employees and have reached a tentative agreement with the remaining union. In addition, labor union organizing activities may take place at any of our other hotel properties. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. In addition, negotiating, and dedicating time and resources to administration of and compliance with the requirements of, any collective bargaining agreements could be costly.

Fluctuations in our operating results and other factors may result in decreases in our stock price.
In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. Investors could sell shares of our common stock at or after the time that market expectations of our stock change, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, increased labor and other costs, changes in general conditions in the economy or the financial or credit markets or other developments affecting us or our industry, such as the terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.
Conversion of our 3.75% convertible senior notes may dilute the ownership interests of our stockholders at the time of conversion, and our stock price may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the 3.75% convertible senior notes.
Upon conversion of some or all of our 3.75% convertible senior notes issued in 2009, the ownership interests of our stockholders may be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
In addition, we entered into note hedge transactions with various financial institutions at the time of issuance of the convertible senior notes, intended to reduce potential dilution with respect to our common stock upon conversion of the notes. We also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the strike price of the warrants.
In connection with establishing their initial hedge for the note hedge and warrant transactions, we expect that each of these financial institutions, or their affiliates, entered into their own various derivative transactions with respect to our common stock. These financial institutions or their affiliates are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in secondary market transactions during the time the 3.75% convertible senior notes are outstanding. In addition, we will exercise options we hold under the convertible note hedge transactions whenever notes are converted. In order to unwind its hedge positions with respect to those exercised options, we expect each of these financial institutions or its affiliates will likely sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during any settlement period for converted notes.
The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock and the value of the notes. For additional information on the 3.75% convertible senior notes and related note hedge and warrant transactions, please refer to Note 8 to our consolidated financial statements included herein.
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
The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:
•	authorize us to issue “blank check’’ preferred stock, which is preferred stock that can be created and issued by our Board of Directors, without stockholder approval, with rights senior to those of common stock;

•	provide that directors may only be removed with cause by the affirmative vote of at least a majority of the votes of shares entitled to vote thereon;

•	establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at meetings;

•	provide that special meetings of stockholders may be called only by our chairman or by a majority of the members of our Board of Directors;

•	impose restrictions on ownership of our common stock by non-United States persons due to our ownership of a radio station; and

•	prohibit stockholder actions taken on written consent.
In addition, we have adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 22% or more of our outstanding common stock or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 22% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.
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
We have minority investments in RHAC Holdings, LLC and Waipouli Holdings, LLC which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of each of these investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of these businesses and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs that we do not control. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations. Further, the properties owned by these joint ventures are in Hawaii, which has experienced decreased tourist spending and lower hotel occupancy in recent periods. For further discussion of these investments, see Note 6 of our consolidated financial statements included herein.

The counterparties to our derivative financial agreements are various financial institutions, and we are subject to risks that these counterparties cannot or do not fulfill their obligations under these transactions.
Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If the counterparties to one or more of our derivative financial agreements, which are various financial institutions, are unwilling or unable to perform their obligations under their respective derivative financial agreements for any reason, we would not be able to receive the benefit of these agreements. As result, we would not receive the intended benefits of these agreements, and the value of our common stock may be reduced accordingly. We cannot provide any assurances as to the financial stability or viability of any of these counterparties.
We are subject to risks relating to acts of God, terrorist activity and war.
Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. In January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of any type of flood, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause our future results to differ materially from anticipated results.
Changes in federal, state or, local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.
We are subject to taxation at the federal, state and local levels in the United States. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state and local governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretations and could adversely impact profitability. State and local tax authorities have increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates, as well as other taxes, including property taxes.
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
For further discussion of legal proceedings, see Note 15 of our consolidated financial statements included herein.
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

	2009		2008
	High	Low	High	Low
First Quarter	$14.50	$4.76	$41.00	$25.89
Second Quarter	17.49	7.82	33.13	23.12
Third Quarter	25.85	9.52	36.27	19.30
Fourth Quarter	20.64	14.04	31.54	5.27
There were approximately 2,650 record holders of our common stock as of January 29, 2010. The closing price for our stock on January 29, 2010 was $19.24.
We did not pay dividends on our common stock during the 2009 or 2008 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended December 31, 2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 – October 31, 2009	—	—	—	—
November 1 – November 30, 2009 (1)	531	$16.91	—	—
December 1 – December 31, 2009	—	—	—	—

Total	531	$16.91	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
Item 6. Selected Financial Data
The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2007, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2009		2008		2007	2006	2005
Income Statement Data:
Revenues:
Hospitality	$814,154		$848,332		$669,743	$645,437	$576,927
Opry and Attractions	64,875		82,125		77,769	76,580	67,097
Corporate and Other	92		412		211	255	512

Total revenues	879,121		930,869		747,723	722,272	644,536

Operating expenses:
Operating costs	531,257		566,366		448,975	442,679	395,461
Selling, general and administrative	175,550		178,809		160,699	153,763	143,184
Preopening costs (1)	—		19,190		17,518	7,174	5,005
Impairment and other charges	6,586	(3)	19,264	(3)	—	—	—
Depreciation and amortization:
Hospitality	101,444		97,229		65,369	64,502	63,188
Opry and Attractions	4,699		4,894		5,500	5,663	5,347
Corporate and Other	10,449		7,651		6,480	4,903	4,049

Total depreciation and amortization	116,592		109,774		77,349	75,068	72,584

Total operating expenses	829,985		893,403		704,541	678,684	616,234

Operating income (loss):
Hospitality	112,172		124,828		110,126	99,080	72,684
Opry and Attractions	3,928		5,641		6,600	5,014	1,889
Corporate and Other	(60,378)		(54,549)		(56,026)	(53,332)	(41,266)
Preopening costs (1)	—		(19,190)		(17,518)	(7,174)	(5,005)
Impairment and other charges	(6,586	)(3)	(19,264	)(3)	—	—	—

Total operating income	49,136		37,466		43,182	43,588	28,302
Interest expense, net of amounts capitalized	(76,592)		(64,069)		(38,536)	(72,473)	(73,249)
Interest income	15,087		12,689		3,234	2,088	1,787
Unrealized gain (loss) on Viacom stock and CBS stock	—		—		6,358	38,337	(41,554)
Unrealized gain (loss) on derivatives, net	—		—		3,121	(16,618)	35,705
(Loss) income from unconsolidated companies	(5)		(746)		964	10,565	2,169
Net gain on extinguishment of debt	18,677	(4)	19,862	(4)	—	—	—
Other gains and (losses)	2,847		453		146,330 (5)	3,280	5,938

Income (loss) from continuing operations before income taxes	9,150		5,655		164,653	8,767	(40,902)
Provision (benefit) for income taxes	9,197		1,046		62,665	3,989	(10,832)

(Loss) income from continuing operations	(47)		4,609		101,988	4,778	(30,070)
Income (loss) from discontinued operations, net of taxes (2)	24		(245)		9,923	(84,213)	(3,880)

Net (loss) income	$(23)		$4,364		$111,911	$(79,435)	$(33,950)

(Loss) Income Per Share:
(Loss) income from continuing operations	$(0.00)		$0.11		$2.49	$0.12	$(0.75)
Income (loss) from discontinued operations, net of taxes	—		—		0.24	(2.08)	(0.10)

Net (loss) income	$(0.00)		$0.11		$2.73	$(1.96)	$(0.85)

(Loss) income Per Share — Assuming Dilution:
(Loss) income from continuing operations	$(0.00)		$0.11		$2.41	$0.11	$(0.75)
Income (loss) from discontinued operations, net of taxes	—		—		0.24	(2.02)	(0.10)

Net (loss) income	$(0.00)		$0.11		$2.65	$(1.91)	$(0.85)

	As of December 31,
	2009		2008		2007		2006		2005
Balance Sheet Data:
Total assets	$2,661,023		$2,560,379		$2,348,504	(6)	$2,632,510	(6)	$2,532,590	(6)
Total debt	1,178,688	(7)	1,262,901	(7)	981,100	(7)	755,553	(7)	599,067	(7)
Secured forward exchange contract	—		—		—	(6)	613,054	(6)	613,054	(6)
Total stockholders’ equity	1,078,684		903,219		941,492		798,026		848,567

(1)	Preopening costs are primarily related to the Gaylord National, which opened in April 2008.

(2)	We have presented the operating results of the following businesses as discontinued operations for all periods presented: ResortQuest; WSM-FM and WWTN(FM); Word Entertainment; and Acuff-Rose Music Publishing.

(3)	As described more fully in “Operating Results – Impairment and other charges” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the third quarter of 2009, we recorded an impairment charge of $6.6 million to write down the carrying value of goodwill of a reporting unit within our Opry and Attractions segment. In the second quarter of 2008, we recorded an impairment charge of $12.0 million related to the termination of our agreement to purchase the Westin La Cantera Resort, located in San Antonio, Texas. In the fourth quarter of 2008, we recorded an impairment charge of $4.7 million related to our decision to terminate our plans to develop a resort and convention hotel in Chula Vista, California. In the fourth quarter of 2008, we incurred a $2.5 million impairment charge to write off our investment in Waipouli Holdings, LLC.

(4)	During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pre-tax gain of $24.7 million as a result of these repurchases. During the fourth quarter of 2009, we executed a cash tender offer and called for redemption all of the remaining outstanding 8% senior notes that were not repurchased through the tender offer. Pursuant to these transactions, during the fourth quarter of 2009, we accepted for purchase all of the $259.8 million aggregate principal amount outstanding 8% senior notes. After adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of this repurchase. During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.6 million. After adjusting for accrued interest and deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchase.

(5)	On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash and recognized a pre-tax gain of $140.3 million on the sale.

(6)	In 1999 we recognized a pre-tax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock, which was later converted into 11,003,000 shares of Viacom Class B common stock, $4.2 million of cash and other consideration. During 2000, we entered into a seven-year secured forward exchange contract (“SFEC”) for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom Class B common stock. We exchanged the 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom Stock and 5,468,950 shares of CBS Stock effective January 3, 2006. During May 2007, the SFEC matured and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet during the second quarter of 2007. The CBS Stock and Viacom Stock were included in total assets at their market values of $394.9 million and $356.6 million at December 31, 2006 and 2005, respectively. Prepaid interest related to the secured forward exchange contract of $10.5 million and $37.3 million was included in total assets at December 31, 2006 and 2005, respectively.

(7)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. General economic conditions, particularly national and global economic conditions, can affect the number and size of meetings and conventions attending our hotels. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In recent quarters, we have experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups and increased cancellation and attrition levels. We believe that corporate customers in particular are delaying meetings and events and seeking to minimize spending. While we have re-focused our marketing efforts on booking rooms in 2010, in addition to later years, there can be no assurance that we can achieve acceptable occupancy and revenue levels during continued periods of economic distress, in light of decreased demand. We cannot predict when or if hospitality demand and spending will return to favorable levels, but we anticipate that our future financial results and growth will be further harmed if the economic slowdown continues for a significant period or becomes worse.
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
Our net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by us (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes, as described more fully below). We used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes originally due 2013, as more fully disclosed below. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of our existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors.
We account for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate. Accordingly, we recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. We are amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. We incurred cash interest expense of $3.5 million relating to the interest coupon on the Convertible Notes and non-cash interest expense of $2.9 million related to the amortization of the debt discount on the Convertible Notes in 2009. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components.
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
Separately and concurrently with entering into the Purchased Options, we also entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share. The warrants may only be settled in shares of our common stock. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.
Common Stock Issuance. Concurrently with the offering and sale of the Convertible Notes discussed above, during September 2009, we also offered and sold 6.0 million shares of our common stock, par value $0.01 per share, at a price to the public of $21.80 per share. Our net proceeds, after deducting discounts, commissions and expenses, was approximately $125.3 million. We used the majority of these proceeds, together with the proceeds from the Convertible Notes and cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes originally due 2013, as more fully disclosed below.
Repurchase of Senior Notes. During the first nine months of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pre-tax gain of $24.7 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our 6.75% senior notes from time to time depending on market conditions.
On September 23, 2009, we commenced a cash tender offer for our outstanding 8% senior notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% senior notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% senior notes. As a result, after adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of the repurchase, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying financial information. We used available cash and proceeds from the issuance of the Convertible Notes and our common stock offering to finance these purchases.
Employee Severance Costs. During 2009, as part of our cost containment initiative, we eliminated approximately 490 employee positions, which included positions in all segments of the organization. As a result, we recognized approximately $7.9 million in severance costs during 2009. These costs are comprised of operating costs and selling, general and administrative costs of $2.9 million and $5.0 million, respectively, for the year ended December 31, 2009 in the accompanying financial information.
Impairment of Goodwill. In connection with the preparation of our financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within our Opry and Attractions segment, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill. As a result, we recorded an impairment charge of $6.6 million in 2009 to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million.
Agreements with Significant Stockholders. As discussed more fully in Note 13 to our consolidated financial statements included herein, during the first quarter of 2009, we amended our shareholder rights plan, entered into a settlement agreement with TRT Holdings, Inc. (“TRT”), and entered into a letter agreement with GAMCO Asset Management, Inc. (“GAMCO”). During 2009, we incurred various costs in connection with reaching agreements with these stockholders, reimbursing certain expenses pursuant to the settlement agreement with TRT, and preparing for a proxy contest of $1.0 million. In addition, we incurred costs of $0.9 million in connection with the settlement of our shareholder rights plan litigation, as described in our Current Report on Form 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying financial information.
Labor Union Activity. As of December 31, 2009, approximately 1,365 employees at Gaylord National were represented by labor unions, and, as of February 26, 2010, collective bargaining agreements had been negotiated with the four unions representing these employees. As a result, we anticipate an increase in labor and benefit costs in 2010.

Development Update
We invested heavily in our operations during 2008 and 2007, primarily in connection with continued improvements of the Gaylord Opryland, and the construction of the Gaylord National beginning in 2005 and continuing in 2006, 2007 and 2008. Our investments in 2009 consisted primarily of ongoing maintenance capital expenditures for our existing properties. Our investments in 2010 are also expected to consist primarily of ongoing maintenance capital expenditures for our existing properties.
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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Radisson Hotel at Opryland and, commencing in April 2008, Gaylord National, as well as our ownership interests in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, our Corporate Magic event planning business, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses and, prior to May 31, 2007, our ownership interests in certain entities.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2009	2008	2007
Hospitality	93%	91%	90%
Opry and Attractions	7%	9%	10%
Corporate and Other	0%	0%	0%
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
Summary Financial Results
The following table summarizes our financial results for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages and per share data):

	Years Ended December 31,
	2009	%Change	2008	%Change	2007

Total revenues	$879,121	-5.6%	$930,869	24.5%	$747,723
Total operating expenses	829,985	-7.1%	893,403	26.8%	704,541
Operating income	49,136	-31.1%	37,466	-13.2%	43,182
Net (loss) income	(23)	-100.5%	4,364	-96.1%	111,911
Net (loss) income per share — fully diluted	(0.00)	-100.4%	0.11	-95.8%	2.65
2009 Results As Compared to 2008 Results
The decrease in our total revenues and total operating expenses during 2009, as compared to the same period in 2008, was due primarily to decreased Hospitality segment revenues and operating expenses, as more fully described below.
These decreased Hospitality segment revenues and operating expenses were offset by a $12.7 million decrease in impairment charges and a $19.2 million decrease in preopening costs, which resulted in operating income increasing to $49.1 million for 2009, as compared to operating income of $37.5 million in 2008.
Our net loss was $0.02 million in 2009, as compared to net income of $4.4 million in 2008, due to our operating income described above and the following factors, each as described more fully below:
•	Interest expense of $76.6 million in 2009, as compared to interest expense of $64.1 million in 2008, primarily due to a $15.6 million decrease in capitalized interest as a result of the completion of construction of Gaylord National in 2008, described below, which served to reduce our pre-tax income by $12.5 million in 2009 as compared to 2008.

•	A provision for income taxes of $9.2 million in 2009, as compared to a provision for income taxes of $1.0 million in 2008, described below, which served to decrease our net income by $8.2 million in 2009 as compared to 2008.

•	Interest income of $15.1 million in 2009, as compared to interest income of $12.7 million in 2008, primarily related to our receipt of the Gaylord National bonds in 2008 described below, which served to increase our pre-tax income by $2.4 million in 2009 as compared to 2008.

•	Other gains and losses of $2.8 million in 2009, as compared to $0.5 million in 2008, primarily relating to the receipt of $3.6 million during 2009 under a tax increment financing arrangement related to the Ryman Auditorium, which served to increase our pre-tax income by $2.3 million in 2009 as compared to 2008.
2008 Results As Compared to 2007 Results
The increase in our total revenues and total operating expenses during 2008, as compared to the same period in 2007, was due primarily to increased Hospitality segment revenues and operating expenses, as more fully described below.
These increased Hospitality segment revenues and operating expenses, combined with $19.3 million in impairment charges described below, resulted in operating income of $37.5 million for 2008, as compared to operating income of $43.2 million in 2007.
Our net income was $4.4 million in 2008, as compared to $111.9 million in 2007, due to our operating income described above and the following factors, each as described more fully below:
•	Other gains and losses of $0.5 million in 2008, as compared to $146.3 million in 2007, primarily relating to the one-time gain of $140.3 million on the sale of our interest in Bass Pro Group, LLC we recognized in 2007, which served to reduce our pre-tax income by $145.8 million in 2008 as compared to 2007.

•	A provision for income taxes of $1.0 million in 2008, as compared to a provision for income taxes of $62.7 million in 2007, described below, which served to increase our net income by $61.7 million in 2008 as compared to 2007.

•	Interest expense of $64.1 million in 2008, as compared to interest expense of $38.5 million in 2007, primarily due to a $26.0 million decrease in capitalized interest as a result of the completion of construction of Gaylord National in 2008, described below, which served to reduce our pre-tax income by $25.6 million in 2008 as compared to 2007.

•	A gain of $19.9 million on the repurchase of a portion of our senior notes in 2008, which served to increase our pre-tax income in 2008 as compared to 2007.

•	A loss on discontinued operations, net of taxes, of $0.2 million in 2008, as compared to a gain on discontinued operations, net of taxes, of $9.9 million in 2007, related primarily to the operations and disposition of our ResortQuest business, which served to decrease our net income by $10.1 million in 2008 as compared to 2007.

•	Our previous investment in Viacom stock and CBS stock and the related secured forward exchange contract, which expired in 2007. As more fully described below, in 2007 we recognized an unrealized gain on our investment in Viacom and CBS stock of $6.4 million, and we recognized an unrealized gain on derivatives of $3.1 million in 2007. Due to the elimination of these items in 2007, our pre-tax income decreased by $9.5 million in 2008 as compared to 2007.

•	Interest income of $12.7 million in 2008, as compared to interest income of $3.2 million in 2007, primarily related to our receipt of the Gaylord National bonds in 2008 described below, which served to increase our pre-tax income by $9.5 million in 2008 as compared to 2007.

Factors and Trends Contributing to Operating Performance in 2009 Compared to 2008
The most important factors and trends contributing to our operating performance in 2009 as compared to 2008 have been:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $231.3 million and $169.2 million in 2009 and 2008, respectively), operating expenses (operating expenses of $171.4 million and $136.4 million in 2009 and 2008, respectively) and depreciation expense (depreciation expense of $32.4 million and $23.9 million in 2009 and 2008, respectively).

•	Decreased same-store occupancy levels (a decrease of 8.6 percentage points of occupancy in 2009 as compared to 2008) resulting from lower levels of group business during the period, combined with lower same-store ADR (a decrease of 4.7% in 2009 as compared to 2008) and lower same-store outside-the-room spend (a decrease of 13.1% in 2009 as compared to 2008) resulting from the decrease in occupancy. This combination resulted in decreased same-store RevPAR and Total RevPAR of 15.6% and 14.1%, respectively, in 2009, as compared to 2008. As used herein, same-store Hospitality properties exclude Gaylord National for all periods presented as a result of the fact that Gaylord National opened in April 2008.

•	Increased same-store attrition and cancellation levels in 2009, as compared to 2008, which decreased our same-store operating income, RevPAR and Total RevPAR. Same-store attrition in 2009 was 13.0% of bookings, compared to 11.3% in 2008.

•	The absence of preopening costs in 2009, as compared to 2008, due to the opening of the Gaylord National hotel in April 2008, which increased our operating income for 2009.

•	Impairment charges of $6.6 million in 2009 related to the goodwill of a reporting unit within our Opry and Attractions segment, as more fully described below, and impairment charges of $19.3 million in 2008, as more fully described below.
Factors and Trends Contributing to Operating Performance in 2008 Compared to 2007
The most important factors and trends contributing to our operating performance in 2008 as compared to 2007 were:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $169.2 million in 2008), operating expenses (operating expenses of $136.4 million in 2008) and depreciation expense (depreciation expense of $23.9 million in 2008) associated with the Gaylord National.

•	Decreased same-store occupancy levels (a decrease of 3.0 percentage points in 2008 as compared to 2007) resulting from lower levels of group business during 2008, combined with increased same-store ADR during this period (an increase of 2.6% in 2008 as compared to 2007) resulting from a higher quality mix of group business. This combination resulted in slightly decreased same-store RevPAR and Total RevPAR in 2008, as compared to 2007.

•	Increased attrition levels in 2008, as compared to 2007, decreased our operating income, same-store RevPAR and same-store Total RevPAR. Same-store attrition for 2008 was 11.3%, compared to 8.4% for 2007.

•	Increased preopening costs in 2008, as compared to 2007, associated with the opening of the Gaylord National in April 2008, described more fully below, which decreased our operating income as compared to 2007.

•	Impairment charges of $19.3 million, described below, which decreased our operating income for 2008, as compared to 2007.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Hospitality revenue (1)	$814,154	-4.0%	$848,332	26.7%	$669,743
Hospitality operating expenses:
Operating costs	482,420	-4.2%	503,599	28.3%	392,655
Selling, general and administrative	118,118	-3.7%	122,676	20.8%	101,593
Depreciation and amortization	101,444	4.3%	97,229	48.7%	65,369

Total Hospitality operating expenses	701,982	-3.0%	723,504	29.3%	559,617

Hospitality operating income (2)	$112,172	-10.1%	$124,828	13.4%	$110,126

Hospitality performance metrics:
Occupancy (6)	65.8%	-8.9%	72.2%	-7.1%	77.7%
ADR	$169.23	-1.2%	$171.36	6.5%	$160.94
RevPAR (3) (6)	$111.30	-10.0%	$123.69	-1.2%	$125.13
Total RevPAR (4) (6)	$275.55	-9.9%	$305.74	-0.6%	$307.49
Net Definite Room Nights Booked (5)	1,039,000	-35.9%	1,620,000	-17.8%	1,970,000

(1)	Hospitality results and performance metrics include the results of our Radisson Hotel for all periods presented.

(2)	Hospitality operating income does not include the effect of preopening costs and impairment charges. See the discussion of preopening costs and impairment charges set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights Booked included 196,000, 460,000 and 405,000 room nights during 2009, 2008 and 2007, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked during 2008 included approximately 200,000 room nights related to the proposed hotel expansions.

(6)	Excludes 5,171 and 48,752 room nights that were taken out of service during 2008 and 2007, respectively, as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008. Also excludes 1,408 room nights that were not in service during 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.
The decrease in total Hospitality segment revenue for 2009, as compared to 2008, was due primarily to a decrease in same-store Hospitality segment revenue during 2009, as compared to 2008, due to decreased occupancy levels, decreased ADR and decreased outside-the-room spending. The impact of these items was partially offset by Gaylord National being in service for the full year of 2009, as well as increased collection of attrition and cancellation fees.
The increase in total Hospitality segment revenue for 2008, as compared to 2007, was due primarily to the opening of the Gaylord National in April 2008. Same-store Hospitality segment revenue during 2008, as compared to 2007, increased slightly due to increased ADR and increased collection of attrition and cancellation fees, although the impact of these items was partially offset by lower same-store occupancy levels, as described more fully below.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses for 2009, as compared to 2008, is primarily attributable to decreases in operating expenses for our same-store Hospitality properties for 2009, partially offset by increased operating expenses associated with the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008). Total Hospitality segment operating expenses were also impacted by $3.4 million of severance costs recognized during 2009. The increase in Hospitality operating expenses during 2008, as compared to 2007, is primarily due to the opening of the Gaylord National, as described more fully below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased during 2009, as compared to 2008, due to decreases in operating costs for our same-store Hospitality properties for 2009, partially offset by the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008). Hospitality operating costs increased for 2008, as compared to 2007, primarily due to the opening of the Gaylord National, as described more fully below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in 2009, as compared to 2008, at each of our same-store Hospitality segment properties, primarily due to our cost containment initiative, partially offset by the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008). Total Hospitality segment selling, general and administrative increased during 2008, as compared to 2007, due primarily to the opening of Gaylord National. Same-store Hospitality selling, general and administrative expenses decreased slightly during 2008 primarily as a result of continued focus on cost control, as described below.
Hospitality depreciation and amortization expense increased during 2009, as compared to 2008, as well as during 2008, as compared to 2007, due to the opening of the Gaylord National and the related fixed assets placed into service.
Property-Level Results. The following presents the property-level financial results for Gaylord Opryland, Gaylord Palms and Gaylord Texan for the years ended December 31, 2009, 2008 and 2007 and for Gaylord National for the years ended December 31, 2009 and 2008 (Gaylord National opened in April 2008):
Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Total revenues	$247,053	-16.7%	$296,666	3.7%	$286,021
Operating expense data:
Operating costs	151,367	-13.5%	174,927	1.2%	172,908
Selling, general and administrative	33,723	-10.5%	37,692	-10.0%	41,873
Hospitality performance metrics:
Occupancy (1)	66.5%	-12.4%	75.9%	-5.4%	80.2%
ADR	$150.07	-4.6%	$157.30	3.8%	$151.50
RevPAR (1)	$99.74	-16.4%	$119.32	-1.9%	$121.57
Total RevPAR (1)	$235.10	-16.9%	$282.90	-0.8%	$285.22

(1)	Excludes 5,171 and 48,752 room nights that were taken out of service during the years ended December 31, 2008 and 2007, respectively, as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008.
The decrease in Gaylord Opryland revenue, RevPAR and Total RevPAR during 2009, as compared to 2008, was due to a combination of lower occupancy and a lower ADR, as the hotel experienced lower levels of group business during the period than in the prior year. This decrease in group business also led to decreases in banquet, catering and other outside-the-room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees during the 2009 period.

The increase in Gaylord Opryland revenue during 2008, as compared to 2007, was primarily due to a combination of a higher ADR and increased collection of attrition and cancellation fees. The increased ADR was due to a shift toward more corporate business groups with higher room rates. These increases were partially offset by lower occupancy rates.
Operating costs at Gaylord Opryland during 2009, as compared to 2008, decreased due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, as well as aggressive management of costs. Operating costs during 2008 remained relatively stable as compared to 2007.
Selling, general and administrative expenses at Gaylord Opryland decreased during 2009, as compared to 2008, primarily due to the results of our cost containment initiative and a decrease in bad debt expense associated with the write-down of a receivable from a large convention customer in the prior year. Selling, general and administrative expenses at Gaylord Opryland decreased in 2008, as compared to 2007, primarily due to lower incentive compensation expense and cost control measures in 2008. In addition, the 2007 period was impacted by a one-time charge incurred by Gaylord Opryland in 2007 in connection with the early termination of the lease held by the third-party operator of the Gaylord Opryland food court. These decreases in selling, general and administrative expenses were partially offset by an increase in bad debt expense associated with the write-down of a receivable from a large convention customer in 2008.
Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Total revenues	$157,209	-13.0%	$180,777	-0.6%	$181,826
Operating expense data:
Operating costs	90,365	-11.4%	102,011	-1.4%	103,453
Selling, general and administrative	28,342	-12.9%	32,528	1.2%	32,154
Hospitality performance metrics:
Occupancy	67.0%	-13.3%	77.3%	0.3%	77.1%
ADR	$176.13	-1.3%	$178.42	-1.2%	$180.52
RevPAR	$118.01	-14.4%	$137.93	-0.9%	$139.18
Total RevPAR	$306.34	-12.8%	$351.30	-0.8%	$354.30
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in 2009, as compared to 2008, was primarily due to a combination of decreased occupancy and a lower ADR at the hotel during the period. The hotel suffered a decrease in group business during 2009, which also led to decreases in banquet, catering and other outside-the-room spending at the hotel. This reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees.
Revenue decreased slightly at Gaylord Palms during 2008, as compared to 2007, due to lower ADR and lower banquet revenue, both primarily due to a decrease in corporate business groups and a shift in customer mix toward more transient business with lower nightly room rates and less outside-the-room spending. This decrease was partially offset by increased collection of attrition and cancellation fees.
Operating costs at Gaylord Palms during 2009 decreased as compared to 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, as well as aggressive management of costs. Operating costs at Gaylord Palms decreased slightly during 2008, as compared to 2007, primarily as a result of decreased costs associated with the decrease in banquet revenue, as well as cost control measures in 2008.
Selling, general and administrative expenses decreased during 2009, as compared to 2008, primarily due to a decrease in expenses associated with certain cost control methods implemented by the hotel. Selling, general and administrative expenses during 2008 remained relatively stable as compared to 2007.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2009	%Change	2008	%Change	2007

Total revenues	$171,357	-11.1%	$192,706	-0.0%	$192,777
Operating expense data:
Operating costs	98,224	-13.1%	113,091	0.7%	112,333
Selling, general and administrative	22,223	-6.5%	23,770	-6.4%	25,391
Hospitality performance metrics:
Occupancy	66.3%	-7.9%	72.0%	-3.9%	74.9%
ADR	$165.13	-7.7%	$178.88	3.4%	$172.92
RevPAR	$109.49	-15.0%	$128.77	-0.6%	$129.55
Total RevPAR	$310.74	-10.8%	$348.46	-0.3%	$349.54
The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR during 2009, as compared to 2008, was primarily due to a combination of decreased occupancy and a lower ADR at the hotel during 2009, as the hotel suffered a decrease in group business. This decrease in group business also led to decreases in banquet, catering and other outside-the-room spending at the hotel, which reduced the hotel’s Total RevPAR for the period. These decreases were partially offset by increased collection of attrition and cancellation fees during 2009.
Revenue at Gaylord Texan remained stable during 2008, as compared to 2007. Lower occupancy due to lower group business and decreased banquet revenue during 2008 was offset by increased ADR, as a result of higher resort fees, increased revenues from the hotel’s ICE! holiday exhibit, and higher collection of attrition and cancellation fees.
Operating costs at Gaylord Texan decreased during 2009, as compared to 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, aggressive management of costs, and lower utility costs due to declines in rate and usage. Operating costs at the Gaylord Texan remained relatively stable during 2008, as compared to 2007.
Selling, general and administrative expenses decreased during 2009, as compared to 2008, primarily due to the results of our cost containment initiative. The decrease in selling, general and administrative expense at the Gaylord Texan for 2008, as compared to 2007, was due primarily to a decrease in incentive compensation and rental expenses.
Gaylord National Results. Gaylord National commenced normal operations in early April 2008. The results of Gaylord National for the years ended December 31, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	Years Ended December 31,
	2009	%Change	2008

Total revenues	$231,341	36.7%	$169,224
Operating expense data:
Operating costs	139,368	27.1%	109,629
Selling, general and administrative	31,982	19.6%	26,750
Hospitality performance metrics:
Occupancy (1)	64.4%	4.5%	61.6%
ADR	$206.86	2.0%	$202.72
RevPAR (1)	$133.16	6.7%	$124.84
Total RevPAR (1)	$317.54	2.7%	$309.09

(1)	Excludes 1,408 room nights that were not in service during the year ended December 31, 2008 as these rooms were not released from construction on the date Gaylord National commenced normal operations.

Opry and Attractions Segment
The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,
	2009	%Change	2008	%Change	2007

Total revenues	$64,875	-21.0%	$82,125	5.6%	$77,769
Operating expense data:
Operating costs	39,604	-25.1%	52,908	11.6%	47,422
Selling, general and administrative	16,644	-10.9%	18,682	2.4%	18,247
Depreciation and amortization	4,699	-4.0%	4,894	-11.0%	5,500

Operating income (1)	$3,928	-30.4%	$5,641	-14.5%	$6,600

(1)	Opry and Attractions segment operating income does not include the effect of impairment charges. See the discussion of impairment and other charges set forth below.
The decrease in revenues in the Opry and Attractions segment during 2009, as compared to 2008, is primarily due to a decrease in revenues at our Corporate Magic corporate event planning business, as its customers held fewer events in 2009 as compared to 2008 due to lower levels of group travel. Opry and Attractions segment revenues increased in 2008, as compared to 2007, due primarily to an increase in revenues at our Corporate Magic corporate event planning business, as it produced more large corporate events in 2008 compared to 2007, as well as a slight increase in revenues for the Grand Ole Opry.
The decrease in Opry and Attractions operating costs during 2009, as compared to 2008, was due primarily to decreased variable costs at our Corporate Magic business associated with the decreased revenues described above. Opry and Attractions operating costs increased in 2008, as compared to 2007, due primarily to increased variable expenses at our Corporate Magic business and the Grand Ole Opry associated with the increased revenues described above.
The decrease in Opry and Attractions selling, general and administrative expenses during 2009, as compared to 2008, was due primarily to our cost containment initiative. Selling, general and administrative expenses during 2008 remained relatively stable as compared to 2007.
Corporate and Other Segment
The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Total revenues	$92	-77.7%	$412	95.3%	$211
Operating expense data:
Operating costs	9,233	-6.3%	9,859	10.8%	8,898
Selling, general and administrative	40,788	8.9%	37,451	-8.3%	40,859
Depreciation and amortization	10,449	36.6%	7,651	18.1%	6,480

Operating loss (1)	$(60,378)	-10.7%	$(54,549)	2.6%	$(56,026)

(1)	Corporate and Other segment operating loss does not include the effect of impairment charges. See the discussion of impairment and other charges set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased during 2009, as compared to 2008, due primarily to a decrease in employment costs associated with our cost containment initiative. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased during 2009, as compared to 2008, due primarily to $4.0 million in severance costs incurred as part of our cost containment initiative, a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options, and $1.9 million in expenses discussed above in “Recent Events” associated with preparing for a proxy contest, including reaching agreements with TRT and GAMCO, reimbursing certain expenses pursuant to the TRT Agreement, and settlement of our shareholder rights plan litigation. These increases were partially offset by consulting costs associated with a company-wide performance optimization project in 2008 that did not recur in 2009 and a decrease in employment costs associated with our cost containment initiative. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased during 2009, as compared to 2008, due to additional information technology equipment and capitalized software costs placed in service.
Corporate and Other operating increased during 2008, as compared to 2007, due primarily to increased software and hardware maintenance and consulting costs. Corporate and Other selling, general and administrative expenses decreased in 2008, as compared to 2007, due primarily to a decrease in incentive compensation costs and pension costs, partially offset by an increase in consulting costs associated with a company-wide cost structure analysis and performance optimization project. Corporate and Other depreciation and amortization expense increased in 2008, as compared to 2007, due to additional capitalized software costs placed in service.
Operating Results — Preopening costs
We expense the costs associated with start-up activities and organization costs of our hotel development activities as incurred. Preopening costs for 2008 and 2007 were $19.1 million and $17.5 million, respectively, the majority of which were related to the construction of the Gaylord National, which opened in April 2008.
Operating Results — Impairment and other charges
Goodwill. We perform an annual review of goodwill for impairment, and during interim periods if there are triggering events, by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. If the fair value is less than the carrying value then we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of our financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within our Opry and Attractions segment, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on the goodwill associated with this reporting unit as described above. As a result, we recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. We estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
Termination of Purchase Agreement for Westin La Cantera Resort. On April 15, 2008, we terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that we did not obtain financing satisfactory to us. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, we forfeited a $10.0 million deposit previously paid to Sellers. As a result, we recorded an impairment charge of $12.0 million during 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Termination of Potential Development in Chula Vista, California. On November 17, 2008, we announced that we had terminated our plans to develop a resort and convention hotel in Chula Vista, California, due to prolonged planning and approval processes, a complicated regulatory and legal structure, and excessive off-site infrastructure costs. During 2008, we incurred a non-cash impairment charge of approximately $4.7 million to write off certain costs that were capitalized in connection with the Chula Vista project.
Investment in Waipouli Holdings, LLC. Through a joint venture arrangement, we hold an 18.1% ownership interest in Waipouli Holdings, LLC, which, through a wholly-owned subsidiary, owns the ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa, Hawaii (“the Kauai Hotel”). During the fourth quarter of 2008, we determined that we would not be able to recover our investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, we recorded an impairment charge of $2.5 million in 2008 to write off our investment balance and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.
Non-Operating Results Affecting Net (Loss) Income
General
The following table summarizes the other factors which affected our net (loss) income for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Interest expense, net of amounts capitalized	$(76,592)	-19.5%	$(64,069)	-66.3%	$(38,536)
Interest income	15,087	18.9%	12,689	292.4%	3,234
Unrealized gain on Viacom Stock and CBS Stock and derivatives, net	—	0.0%	—	-100.0%	9,479
(Loss) income from unconsolidated companies	(5)	99.3%	(746)	-177.4%	964
Net gain on extinguishment of debt	18,677	-6.0%	19,862	100.0%	—
Other gains and (losses)	2,847	528.5%	453	-99.7%	146,330
Provision for income taxes	9,197	779.3%	1,046	-98.3%	62,665
Income (loss) from discontinued operations, net of taxes	24	109.8%	(245)	-102.5%	9,923
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $12.5 million to $76.6 million (net of capitalized interest of $0.8 million) in 2009 as compared to 2008, due primarily to a $15.6 million decrease in capitalized interest as a result of the completion of construction of Gaylord National in 2008, $6.7 million in interest expense related to the Convertible Notes issued in 2009 and $4.5 million of increased interest expense under our $1.0 billion credit facility as a result of higher average debt balances during 2009. These increases are partially offset by decreases in interest expense on our 8% senior notes and 6.75% senior notes of $10.0 million and $2.7 million, respectively, as a result of the Company’s redemption and repurchase of all of the 8% senior notes and a portion of the 6.75% senior notes, and the 2008 period including $1.3 million for the write-off of deferred financing costs associated with the refinancing of our $1.0 billion credit facility. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.2% in 2009 as compared to 6.5% in 2008.
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
As further discussed in Note 9 to our consolidated financial statements for the year ended December 31, 2009 included herewith, the secured forward exchange contract related to our Viacom Stock and CBS Stock investments resulted in non-cash interest expense of $10.5 million during 2007.

Interest Income
The increase in interest income during 2009, as compared to 2008, is primarily due to $14.8 million of interest income on the bonds that were received in April 2008 in connection with the development of Gaylord National, which included $12.6 million of interest that accrued on the bonds subsequent to their delivery to us and $2.2 million related to amortization of the discount on the bonds. The 2008 period included $11.3 million of interest income on these bonds, which included $9.4 million of interest that accrued on the bonds subsequent to their delivery to us and $1.9 million related to amortization of the discount on the bonds.
Unrealized Gain on Viacom and CBS Stock and Derivatives, Net
Prior to May 2007, we held a secured forward exchange contract with an affiliate of Credit Suisse with respect to our investment in Viacom Stock and CBS Stock. In May 2007, the secured forward exchange contract matured, and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the secured forward exchange contract were removed from the consolidated balance sheet.
During 2007, we recorded a net pre-tax gain of $6.4 million related to the increase in fair value of the Viacom Stock and CBS Stock and a net pre-tax gain of $3.1 million related to the increase in fair value of the derivatives associated with the secured forward exchange contract.
Income From Unconsolidated Companies
We account for our minority investments in Bass Pro Group, LLC (prior to the sale of our ownership interest), RHAC Holdings, LLC (the joint venture entity which owns the ResortQuest Waikiki Beach Hotel), and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2009, 2008 and 2007 consisted of equity method (loss) income from these investments as follows (in thousands, except percentages):

	Years Ended December 31,
	2009	% Change	2008	% Change	2007

Bass Pro	$—	0.0%	$—	-100.0%	$1,694
RHAC Holdings, LLC	(5)	-101.5%	334	854.3%	35
Waipouli Holdings, LLC (1)	—	100.0%	(1,080)	-41.2%	(765)

Total	$(5)	99.3%	$(746)	-177.4%	$964

(1)	Equity method loss for Waipouli Holdings, LLC for 2008 does not include the effect of an impairment charge. See the discussion of impairment and other charges set forth above.
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
As more fully discussed above in “Operating Results — Impairment and other charges,” we recognized a non-cash impairment charge of approximately $2.5 million during 2008 to write off our investment in Waipouli Holdings, LLC.
Net Gain on Extinguishment of Debt
During the first nine months of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pre-tax gain of $24.7 million as a result of the repurchases.
On September 23, 2009, we commenced a cash tender offer for our outstanding 8% senior notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% senior notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% senior notes. As a result of these transactions, after adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying financial information.
During 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.6 million. After adjusting for accrued interest and deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchase.
Other Gains and (Losses)
Our other gains and (losses) during 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium, partially offset by other miscellaneous income and expenses.
Our other gains and (losses) for 2008 primarily consisted of a $1.3 million gain from the termination of certain interest rate swaps in connection with the refinancing of our $1.0 Billion Credit Facility, partially offset by other miscellaneous income and expenses.
Our other gains and (losses) for 2007 primarily consisted of a $140.3 million gain on the sale of our investment in Bass Pro Group, LLC, as well as a dividend distribution related to our investment in CBS Stock and a gain on the sale of the previously utilized corporate aircraft.

Provision for Income Taxes
The effective tax rate as applied to pre-tax income from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2009	2008	2007

U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	40%	0%	1%
Permanent items	-13%	-22%	0%
Nondeductible goodwill impairment	25%	0%	0%
Discontinued operations	0%	0%	2%
Unrecognized tax benefits	14%	5%	0%

	101%	18%	38%

The increase in our effective tax rate for 2009, as compared to 2008, resulted primarily from the impact of permanent differences related to goodwill impairment not deductible for taxes, increases in state valuation allowances, and the impact of state taxes payable in relation to pre-tax income.
The decrease in our effective tax rate for 2008, as compared to 2007, was due primarily to the impact of permanent differences relative to pre-tax income for each of the respective periods.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflect the following businesses as discontinued operations in our financial results for the years ended December 31, 2009, 2008 and 2007. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.
ResortQuest. During the second quarter of 2007, in a continued effort to focus on our Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our ResortQuest business. On May 31, 2007, we completed the sale of our ResortQuest Hawaii operations through the transfer of all of our equity interests in our ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. We retained our 19.9% ownership interest in RHAC Holdings, LLC and our 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. During 2007, we recognized a pre-tax gain of $50.0 million in discontinued operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million during 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii.
On June 1, 2007, we completed the sale of the remainder of the operations of our ResortQuest subsidiary through the transfer of all of our capital stock in our ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. We recognized a pre-tax loss of $59.5 million in discontinued operations for 2007 related to the sale of ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, we recorded pre-tax restructuring charges for employee severance benefits of $0.4 million for 2007, of which $0.3 million was included in the pre-tax loss on the sale of ResortQuest Mainland. We recorded pre-tax restructuring charges for employee severance benefits of $0.3 million during 2008.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Revenues:
ResortQuest	$—	$—	$91,229

Operating loss:
ResortQuest	$(97)	$(354)	$(4,460)
Other	10	—	517
Restructuring charges	—	(262)	(125)

Total operating loss	(87)	(616)	(4,068)

Interest expense, net of amounts capitalized	(1)	(4)	(17)
Interest income	—	—	309
Other gains and (losses)
ResortQuest	24	159	(9,450)
Other	95	55	—

Total other gains and (losses)	119	214	(9,450)

Income (loss) before (provision) benefit for income taxes	31	(406)	(13,226)
(Provision) benefit for income taxes	(7)	161	23,149

Income (loss) from discontinued operations	$24	$(245)	$9,923

Included in other gains and (losses) for 2009 and 2008 are miscellaneous income and expenses. Included in other gains and (losses) for 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of other miscellaneous income and expenses.
The benefit for income taxes in 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the write-off of taxable goodwill associated with the ResortQuest markets sold in this period.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2009, our net cash flows provided by our operating activities — continuing operations were $123.5 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax provision, stock-based compensation expense, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $159.7 million, partially offset by unfavorable changes in working capital of approximately $36.1 million. The unfavorable changes in working capital primarily resulted from an increase in income taxes receivable, an increase in interest receivable associated with the bonds that were received in connection with the development of Gaylord National, and a decrease in accrued compensation. These unfavorable changes in working capital were partially offset by a decrease in trade receivables due to a combination of lower revenues in the current year and better collection efforts and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National.
During 2008, our net cash flows provided by our operating activities — continuing operations were $123.2 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $138.4 million, partially offset by unfavorable changes in working capital of approximately $15.1 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008, an increase in interest receivable associated with the bonds that were received in connection with the development of Gaylord National, and a decrease in accrued expenses related to the payment of prior year accrued compensation and a decrease in accrued incentive compensation. These unfavorable changes in working capital were partially offset by an increase in accrued interest as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, and an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
During 2007, our net cash flows provided by our operating activities — continuing operations were $10.5 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, gain on the Viacom stock and CBS stock and related derivatives, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, and gains on the sales of our investment in Bass Pro Group, LLC and certain fixed assets of approximately $11.9 million, partially offset by unfavorable changes in working capital of approximately $1.4 million. Our cash flows provided by income from continuing operations before the non-cash items described above were negatively impacted during the year ended December 31, 2007 by us incurring a tax liability of $99.1 million (after the application of federal and state net operating loss carryforwards and federal credit carryforwards), which primarily resulted from the net impact of the taxable gains we recognized upon maturity of our secured forward exchange contract and on the sales of our ResortQuest business and our investment in Bass Pro Group, LLC. The unfavorable changes in working capital primarily resulted from an increase in prepaid expenses at Gaylord National due to deposits made for purchases of furniture, fixtures, and equipment and other capital assets for the hotel, as well as an increase in other receivables as a result of the timing of our estimated federal tax payment. These unfavorable changes in working capital were partially offset by a net decrease in trade receivables primarily due to a change in the timing of guest lodging versus payments received at our hotels, as well as an increase in receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord National.
Cash Flows From Investing Activities. During 2009, our primary uses of funds and investing activities were the purchase of property and equipment totaling $49.6 million, partially offset by the receipt of a $17.1 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National.
During 2008, our primary uses of funds and investing activities were the purchase of property and equipment totaling $395.2 million. Our capital expenditures during 2008 included construction at Gaylord National of $327.2 million, as well as $32.9 million at Gaylord Opryland, primarily to refurbish guestrooms and renovate certain food and beverage outlets.
During 2007, our primary uses of funds and investing activities were the purchase of property and equipment totaling $578.8 million. Our capital expenditures during 2007 included construction at Gaylord National of $499.3 million, as well as $48.2 million to refurbish guestrooms and renovate certain food and beverage outlets at Gaylord Opryland. During 2007, we also paid a $10.0 million deposit on the potential purchase of Westin La Cantera Resort, and received net cash proceeds of $221.5 million from the sale of our investment in Bass Pro Group, LLC and $5.1 million from the sales of certain fixed assets. Our net cash flows provided by investing activities — discontinued operations during 2007 primarily consist of cash proceeds received from the sale of discontinued operations.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2009, our net cash flows provided by financing activities — continuing operations were $89.4 million, primarily reflecting $358.1 million in proceeds from the issuance of our Convertible Notes, net of equity-related issuance costs, $169.0 million in proceeds from the issuance of common stock and warrants, net of issuance costs, and $5.0 million received from the termination of the interest rate swap agreements associated with our senior notes, partially offset by the payment of $329.6 million to repurchase portions of our senior notes, the payment of $76.7 million to purchase a convertible note hedge associated with the Convertible Notes, $22.5 million in net repayments under our $1.0 billion credit facility, the payment of $8.1 million in deferred financing costs associated with the Convertible Notes and the payment of $4.6 million to purchase shares of our common stock to fund a supplemental employee retirement plan.
During 2008, our net cash flows provided by financing activities — continuing operations were $268.6 million, primarily reflecting $324.5 million in net borrowings under our $1.0 billion credit facility, partially offset by the payment of $25.6 million to repurchase portions of our senior notes, the payment of $20.0 million to repurchase shares of our common stock and the payment of $10.8 million in deferred financing costs to refinance our $1.0 billion credit facility.
During 2007, our net cash flows provided by financing activities — continuing operations were $231.7 million, reflecting $223.0 million in net borrowings under the $1.0 billion credit facility and $12.6 million in proceeds received from the exercise of stock options, partially offset by the payment of $4.0 million in deferred financing costs to refinance our $600.0 million credit facility.

Liquidity
As further described above, during September 2009, we issued $360 million in Convertible Notes and offered and sold six million shares of our common stock. Our total proceeds of these offerings, after deducting discounts, commissions, expenses and the cost of convertible note hedge transactions, was approximately $442.4 million. We used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes originally due 2013. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of our existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions during 2010.
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
The New $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord National, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
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
As a result of the 2008 refinancing of the $1.0 Billion Credit Facility, as described below, we wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2008.
As of December 31, 2009, $700.0 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $9.8 million of letters of credit under the facility for us, which left $290.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of December 31, 2009, none of the conditions permitting conversion had been satisfied.
The Convertible Notes are general unsecured and unsubordinated obligations of us and rank equal in right of payment with all of our existing and future senior unsecured indebtedness, including our 6.75% senior notes due 2014, and senior in right of payment to all of our future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
As of December 31, 2009, we were in compliance with all covenants related to our outstanding debt.
Senior Note Repurchases
As described above, during the first nine months of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% Senior Notes and $27.0 million of 6.75% Senior Notes) for $64.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, we recorded a pre-tax gain of $24.7 million as a result of the repurchases. We used available cash and borrowings under our revolving credit facility to finance the purchases.
On September 23, 2009, we commenced a cash tender offer for our outstanding 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. On October 6, 2009, the Company received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding, to enter into the Sixth Supplemental Indenture pursuant to the Company’s previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% Senior Notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes. As a result, after adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of the repurchase, which is recorded as a offset in the net gain on extinguishment of debt in the accompanying financial information. We used available cash and proceeds from the issuance of the Convertible Notes and our common stock offering to finance the purchases.
Stock Repurchases
During the first quarter of the year ended December 31, 2008, we repurchased 656,700 shares of our common stock at a weighted average purchase price of $30.42 per share. During the first quarter of 2009, we repurchased 385,242 shares of our common stock at a weighted average purchase price of $11.91 per share to fund a supplemental employee retirement plan.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.

Off-Balance Sheet Arrangements
As described in Note 6 to our consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $9.8 million of letters of credit as of December 31, 2009 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2009, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,240,700	$—	$700,000	$540,700	$—
Capital leases	2,124	814	1,246	64	—
Promissory note payable to Nashville Predators	1,000	1,000	—	—	—
Construction commitments	24,458	24,458	—	—	—
Operating leases (1)	660,303	6,612	11,113	8,813	633,765
Other	75	75	—	—	—

Total contractual obligations	$1,928,660	$32,959	$712,359	$549,577	$633,765

(1)	The total operating lease commitments of $660.3 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations, and promissory note payable to Nashville Predators. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2009, 2008 and 2007.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $16.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
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
Impairment of long-lived assets and indefinite-lived intangible assets, including goodwill. In accounting for our long-lived assets other than goodwill, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. During 2009, the market price per share of our common stock traded below its book value per share, which is a possible indicator that our long lived assets may not be recoverable. Our long-lived assets are primarily comprised of property and equipment assets at Gaylord Opryland, Gaylord Palms, Gaylord Texan, and Gaylord National. Therefore, in order to determine whether the carrying value of our long-lived assets was recoverable, we compared the carrying value of these hotels to their total future undiscounted cash flows and noted that their carrying value was recoverable from these cash flows. Based on the results of these impairment reviews, we concluded that our long-lived assets were not impaired, so no impairment charges on long-lived assets were recorded during 2009.
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever triggering events or circumstances occur indicating that these intangibles may be impaired. We allocate goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. We estimate fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within its Opry and Attractions segment, the Company determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill, as described above. As a result, the Company recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. The Company estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. Holding all other assumptions constant, a 1% increase or decrease in this assumed discount rate would increase or decrease the resulting impairment charge by approximately $0.1 million and $0.1 million, respectively. No additional impairment charges on goodwill were recorded during 2009.
Stock-based compensation. We record compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the stock option award contains a market provision, in which case we record compensation expense equal to the fair value of each award on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula, which requires various judgmental assumptions including expected volatility, expected term, expected dividend rate, and expected risk-free rate of return. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. If any of the assumptions used in the Black-Scholes-Merton option pricing formula change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in the same line item associated with the hedged item in current earnings (e.g., in “interest expense” when the hedged item is fixed-rate debt).
The derivative liabilities held by us at December 31, 2009 include variable to fixed interest rate swaps. These derivative liabilities have been designated as cash flow hedges. Therefore, the Company records the fair value of these derivatives as a derivative asset or liability, with the offset applied to other comprehensive income, net of applicable income taxes. Any gain or loss is reclassified from other comprehensive income and recognized in earnings in the same period or periods in which the hedged transaction affects earnings. As of December 31, 2009, the fair value of the variable to fixed interest rate swaps were liabilities of $25.7 million.
Prior to their termination during the second quarter of 2009, we were a party to two fixed to variable interest rate swap agreements associated with our 8% Senior Notes, and at various points during 2009, 2008 and 2007, we were a party to natural gas price swaps. In addition, prior to its maturity during the second quarter of 2007, we held a secured forward exchange contract with respect to 5,468,950 shares of Viacom stock and 5,468,950 shares of CBS stock.
We determine the fair values of our derivative assets and liabilities based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the contracts. The key input used to determine the fair value of our variable to fixed interest rate swaps and our fixed to variable interest rate swaps is changes in LIBOR interest rates. The key input used to determine the fair value of our variable to fixed natural gas price swaps is the forward price of natural gas futures contracts for delivery at the Henry Hub as quoted on the New York Mercantile Exchange. We believe it is unlikely that materially different estimates for the fair value of financial derivative instruments would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time the estimates were made.
Income taxes. Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, the provision for taxes is increased by recording a reserve, in the form of a valuation allowance, against the estimated deferred tax assets that will not ultimately be recoverable.
We have some state net operating loss and credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for deferred tax assets primarily associated with certain subsidiaries with state operating loss carryforwards. At December 31, 2009, we had state net operating loss carryforwards of $423.8 million resulting in a deferred tax benefit of $17.5 million. At December 31, 2009, we had state credit carryforwards of $1.1 million. A valuation allowance of $10.1 million has been provided for certain state deferred tax assets, including loss and credit carryforwards, as of December 31, 2009. In the event management determines that a change in the realizability of these deferred tax assets is necessary, we will be required to adjust our deferred tax valuation allowance in the period in which the determination is made.
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
The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 6.3% as of December 31, 2008 to 5.8% at December 31, 2009 for the retirement plan and decreased from 6.1% at December 31, 2008 to 5.8% at December 31, 2009 for the postretirement benefit other than pension plan.
We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a five-to-ten year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2009 and 2008 was 8.0%. Actual return on plan assets for 2009 was 28.4%. Due to a significant decline in the global stock markets in 2008, our historical actual return averaged 3.6% for the ten-year period ended December 31, 2009. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.
The mortality rate assumption used for determining future benefit obligations as of December 31, 2009 and 2008 was based on the RP 2000 Combined Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2009 net periodic pension expense by approximately $0.8 million and $0.9 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2009 net periodic pension expense by approximately $0.5 million.

A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2009 net postretirement benefit expense by approximately $33,000 and $47,000, respectively. Finally, a 1% increase or decrease in the assumed health care cost trend rate each year would increase or decrease, respectively, the aggregate of the service and interest cost components of 2009 net postretirement benefit expense by $0.1 million.
Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) modified Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB modified Topic 820 to provide a one year deferral of the effective date of Topic 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities during the first quarter of 2009. The adoption of this statement with respect to non-financial assets and non-financial liabilities did not have a material impact on our consolidated results of operations and financial condition. See Note 16 of our consolidated financial statements included herein for additional disclosures.
In December 2007, the FASB modified FASB ASC 805, “Business Combinations” (“Topic 805”). This revised guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. Topic 805 now requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. Topic 805 now requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously required. Under this revised guidance, the requirements of FASB ASC 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amounts should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB ASC 450, “Contingencies.” This statement is effective prospectively and we adopted the provisions of this statement in the first quarter of 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.
In March 2008, the FASB modified FASB ASC 815, “Derivatives and Hedging” (“Topic 815”). This revised guidance is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of this statement in the first quarter of 2009, and the adoption of Topic 815 did not have a material impact on our consolidated financial position or results of operations. See Note 9 of our consolidated financial statements included herein for additional disclosures.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus related to FASB ASC 323, “Investments — Equity Method and Joint Ventures” (“Topic 323”). Topic 323 concludes that an equity method investment should be recognized by using a cost accumulation model. In addition, equity method investments as a whole should be assessed for other-than-temporary impairment. We adopted the provisions of this statement in the first quarter of 2009, and the adoption of Topic 323 did not have a material impact on our consolidated financial position or results of operations.
In December 2008, the FASB amended FASB ASC 715, “Compensation — Retirement Benefits” (“Topic 715”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. We adopted these changes in the fourth quarter of 2009, and this adoption did not have a material impact on our consolidated financial position or results of operations. See Note 11 of our consolidated financial statement included herein for additional disclosures.
In April 2009, the FASB modified FASB ASC 825, “Financial Instruments”, which extends the disclosure requirements of the fair value of financial instruments to interim financial statements of publicly traded companies. We are now required to disclose, on a quarterly basis, fair value information for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. We adopted these changes in the second quarter of 2009, and this adoption did not have a material impact on our consolidated financial position or results of operations.
In May 2009, the FASB modified FASB ASC 855, “Subsequent Events” (“Topic 855”) in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. We adopted the modifications of Topic 855 during the second quarter of 2009, and this adoption did not have a material impact on our consolidated financial position or results of operations. See Note 20 of our consolidated financial statements included herein for additional disclosures.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105, “Generally Accepted Accounting Principles” to establish the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. This modification does not change the content of GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This modification became effective for us on July 1, 2009. This had an impact on the footnotes to our financial statements, as all references to authoritative accounting literature are now references in accordance with this modification.
In August 2009, the FASB issued ASU No. 2009-05, Topic 820, “Measuring Liabilities at Fair Value,” which provides additional guidance to clarify the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, this modification requires that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The modification also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. We adopted this guidance during the fourth quarter of 2009, and this adoption did not have a material impact on our consolidated financial statements.
In June 2009, the FASB modified FASB ASC 810, “Consolidation” (“Topic 810”) to amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). This modification requires a qualitative analysis, rather than a quantitative analysis, that considers who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, as well as an assessment of who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This modification also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a VIE was required only when specific events occurred. This modification will be effective for us beginning January 1, 2010, and we do not expect this modification to have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, changes in equity prices and changes in asset values of investments that fund our pension plan.
Risk Related to Changes in Interest Rates
In conjunction with our offering of the 8% Senior Notes, we entered into an interest rate swap with respect to $125 million aggregate principal amount of our 8% Senior Notes. This interest rate swap, which had an initial term of ten years, effectively adjusted the interest rate of that portion of the 8% Senior Notes to LIBOR plus 2.95%. The interest rate swap on the 8% Senior Notes was deemed effective and therefore the hedge was treated as an effective fair value hedge. The counterparties under this swap agreement notified us that, as permitted by the agreement, each was opting to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009.
Subsequent to its refinancing on July 25, 2008, borrowings outstanding under our New $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of the $1.0 Billion Credit Facility, we entered into a new series of forward-

starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our New $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our New $1.0 Billion Credit Facility as of December 31, 2009 would increase by approximately $2.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2009. As a result, the interest rate market risk implicit in these investments at December 31, 2009, if any, is low.
Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Note 8 to our consolidated financial statements included herein. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.
Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. The convertible note hedge transactions involved us purchasing from four counterparties options to purchase approximately 13.2 million shares of our common stock at a price per share equal to the initial conversion price of the Convertible Notes. Separately we sold warrants to the same counterparties whereby they have the option to purchase 13.2 million shares of our common stock at a price of $32.70 per share. As a result of the convertible note hedge transactions and related warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2009, the value of the investments in the pension fund was $60.1 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.0 million.
Risk Related to Foreign Currency Exchange Rates
Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, we do not believe we have any significant foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes and do not speculate on the future direction of foreign currencies.
Summary
Based upon our overall market risk exposures at December 31, 2009, we believe that the effects of changes in interest rates, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows. However, we are no longer exposed to the risks associated with changes in the price of Viacom Stock and CBS Stock, and we believe that the effects of fluctuations in foreign currency exchange rates on our consolidated financial position, results of operations or cash flows would not be material.

Item 8.	Financial Statements and Supplementary Data
Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 56 of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 58 and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Glenn J. Angiolillo, Michael J. Bender, E.K. Gaylord II, D. Ralph Horn and David W. Johnson currently serve as members of the Audit Committee. Our Board of Directors has determined that D. Ralph Horn is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.
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
The information required by this Item is incorporated herein by reference to the discussions under the headings “2009 Compensation of Directors,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2009,” “Outstanding Equity Awards at Fiscal Year End December 31, 2009,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change of Control,” “Election of Directors - Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors — Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The accompanying index to financial statements on page 56 of this Annual Report on Form 10-K is provided in response to this Item.

(a)(2)	Financial Statement Schedules
The following financial statement schedules are filed as a part of this report, with reference to the applicable pages of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2009	116
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2008	117
Schedule II — Valuation and Qualifying Accounts for the Year Ended December 31, 2007	118
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

GAYLORD ENTERTAINMENT COMPANY
Date: February 26, 2010	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors and Chief Executive Officer	February 26, 2010

/s/ Glenn J. Angiolillo	Director	February 26, 2010
Glenn J. Angiolillo

/s/ Michael J. Bender	Director	February 26, 2010
Michael J. Bender

/s/ E.K. Gaylord, II	Director	February 26, 2010
E.K. Gaylord, II

/s/ D. Ralph Horn	Director	February 26, 2010
D. Ralph Horn

/s/ David W. Johnson	Director	February 26, 2010
David W. Johnson

/s/ Ellen R. Levine	Director	February 26, 2010
Ellen R. Levine

/s/ Robert S. Prather, Jr.	Director	February 26, 2010
Robert S. Prather, Jr.

/s/ Michael D. Rose	Director	February 26, 2010
Michael D. Rose

/s/ Michael I. Roth	Director	February 26, 2010
Michael I. Roth

/s/ Robert B. Rowling	Director	February 26, 2010
Robert. B. Rowling

/s/ Mark Fioravanti Mark Fioravanti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Rod Connor Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	February 26, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2009 and 2008 and for Each of the Three Years in the Period Ended December 31, 2009
Report of Independent Registered Public Accounting Firm	57
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Operations for the Years ended December 31, 2009, 2008, and 2007	59
Consolidated Balance Sheets as of December 31, 2009 and 2008	60
Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008, and 2007	61
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2009, 2008, and 2007	62
Notes to Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 26, 2010

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share data)

	2009	2008	2007
Revenues	$879,121	$930,869	$747,723
Operating expenses:
Operating costs	531,257	566,366	448,975
Selling, general and administrative	175,550	178,809	160,699
Preopening costs	—	19,190	17,518
Impairment and other charges	6,586	19,264	—
Depreciation and amortization	116,592	109,774	77,349

Operating income	49,136	37,466	43,182

Interest expense, net of amounts capitalized	(76,592)	(64,069)	(38,536)
Interest income	15,087	12,689	3,234
Unrealized gain on Viacom stock and CBS stock	—	—	6,358
Unrealized gain on derivatives	—	—	3,121
(Loss) income from unconsolidated companies	(5)	(746)	964
Net gain on extinguishment of debt	18,677	19,862	—
Other gains and (losses)	2,847	453	146,330

Income before provision for income taxes and discontinued operations	9,150	5,655	164,653
Provision for income taxes	9,197	1,046	62,665

(Loss) income from continuing operations	(47)	4,609	101,988
Income (loss) from discontinued operations, net of taxes	24	(245)	9,923

Net (loss) income	$(23)	$4,364	$111,911

(Loss) income per share:
(Loss) income from continuing operations	$(0.00)	$0.11	$2.49
Income from discontinued operations, net of taxes	—	—	0.24

Net (loss) income	$(0.00)	$0.11	$2.73

(Loss) income per share — assuming dilution:
(Loss) income from continuing operations	$(0.00)	$0.11	$2.41
Income from discontinued operations, net of taxes	—	—	0.24

Net (loss) income	$(0.00)	$0.11	$2.65

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$180,033	$1,043
Cash and cash equivalents — restricted	1,150	1,165
Trade receivables, less allowance of $977 and $2,016, respectively	40,917	49,114
Deferred income taxes	2,525	6,266
Other current assets	80,888	50,793
Current assets of discontinued operations	63	197

Total current assets	305,576	108,578

Property and equipment, net of accumulated depreciation	2,149,814	2,227,574
Notes receivable, net of current portion	142,311	146,866
Intangible assets, net of accumulated amortization	108	121
Goodwill	329	6,915
Indefinite lived intangible assets	1,480	1,480
Investments	128	1,131
Estimated fair value of derivative assets	—	6,235
Long-term deferred financing costs	18,081	18,888
Other long-term assets	43,196	42,591

Total assets	$2,661,023	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,814	$1,904
Accounts payable and accrued liabilities	151,863	168,155
Estimated fair value of derivative liabilities	—	1,606
Current liabilities of discontinued operations	669	1,329

Total current liabilities	154,346	172,994

Long-term debt and capital lease obligations, net of current portion	1,176,874	1,260,997
Deferred income taxes	100,590	62,656
Estimated fair value of derivative liabilities	25,661	28,489
Other long-term liabilities	124,421	131,578
Long-term liabilities of discontinued operations	447	446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 46,990 and 40,916 shares issued and outstanding, respectively	470	409
Additional paid-in capital	881,512	711,444
Treasury stock of 385 shares, at cost	(4,599)	—
Retained earnings	234,728	234,751
Accumulated other comprehensive loss	(33,427)	(43,385)

Total stockholders’ equity	1,078,684	903,219

Total liabilities and stockholders’ equity	$2,661,023	$2,560,379

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(23)	$4,364	$111,911
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(24)	245	(9,923)
Loss (income) from unconsolidated companies	5	746	(964)
Impairment and other charges	6,586	19,264	—
Unrealized gain on Viacom stock and CBS stock and related derivatives	—	—	(9,479)
Provision (benefit) for deferred income taxes	36,726	6,753	(36,396)
Depreciation and amortization	116,592	109,774	77,349
Amortization of deferred financing costs	4,762	4,408	14,269
Amortization of discount on convertible notes	2,864	—	—
Write-off of deferred financing costs related to refinancing of credit facility	—	1,476	1,192
Stock-based compensation expense	10,013	11,202	10,220
Excess tax benefit from stock-based compensation	—	(859)	(2,078)
Gain on sale of investment in Bass Pro	—	—	(140,313)
Net gain on extinguishment of debt	(18,677)	(19,862)	—
Loss (gain) on sales of long-lived assets	828	876	(3,862)
Changes in (net of acquisitions and divestitures):
Trade receivables	8,197	(17,743)	2,363
Interest receivable	(14,807)	(10,186)	—
Accounts payable and accrued liabilities	(3,169)	18,115	3,499
Other assets and liabilities	(26,365)	(5,329)	(7,242)

Net cash flows provided by operating activities — continuing operations	123,508	123,244	10,546
Net cash flows (used in) provided by operating activities — discontinued operations	(452)	(1,003)	16,153

Net cash flows provided by operating activities	123,056	122,241	26,699

Cash Flows from Investing Activities:
Purchases of property and equipment	(49,552)	(395,156)	(578,815)
Proceeds from sale of investment in Bass Pro	—	—	221,527
Collection of notes receivable	17,621	622	599
Deposit on potential acquisition of business	—	—	(10,000)
Other investing activities	(1,564)	(19,025)	509

Net cash flows used in investing activities — continuing operations	(33,495)	(413,559)	(366,180)
Net cash flows provided by investing activities — discontinued operations	—	159	115,400

Net cash flows used in investing activities	(33,495)	(413,400)	(250,780)

Cash Flows from Financing Activities:
Net (repayments) borrowings under credit facility	(22,500)	324,500	223,000
Repurchases of senior notes	(329,571)	(25,636)	—
Proceeds from the issuance of convertible notes, net of equity-related issuance costs of $1,893	358,107	—	—
Deferred financing costs paid	(8,077)	(10,753)	(4,042)
Purchase of convertible note hedge	(76,680)	—	—
Proceeds from the issuance of common stock warrants	43,740	—	—
Proceeds from the issuance of common stock, net of issuance costs of $5,499	125,297	—	—
Purchases of Company’s common stock	—	(19,999)	—
Purchases of treasury stock	(4,599)	—	—
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—
Proceeds from exercise of stock option and purchase plans	566	1,859	12,573
Excess tax benefit from stock-based compensation	—	859	2,078
Decrease in restricted cash and cash equivalents	15	51	50
Other financing activities, net	(1,869)	(2,271)	(1,977)

Net cash flows provided by financing activities — continuing operations	89,429	268,610	231,682
Net cash flows used in financing activities — discontinued operations	—	—	(19,365)

Net cash flows provided by financing activities	89,429	268,610	212,317

Net change in cash and cash equivalents	178,990	(22,549)	(11,764)
Cash and cash equivalents — unrestricted, beginning of period	1,043	23,592	35,356

Cash and cash equivalents — unrestricted, end of period	$180,033	$1,043	$23,592

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2006	$408	$694,941	$—	$118,885	$(16,208)	$798,026
COMPREHENSIVE INCOME:
Net income	—	—	—	111,911	—	111,911
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	202	202
Minimum pension liability, net of deferred income taxes	—	—	—	—	5,683	5,683
Foreign currency translation, net of deferred income taxes	—	—	—	—	(1,117)	(1,117)
Reclassification of foreign currency translation for sale of foreign subsidiary, net of deferred income taxes	—	—	—	—	565	565

Comprehensive income						117,244
Adjustment to initially apply amendments to ASC Topic 740	—	—	—	(38)	—	(38)
Exercise of stock options	5	12,085	—	—	—	12,090
Net tax benefit on stock options	—	3,350	—	—	—	3,350
Employee stock plan purchases	—	483	—	—	—	483
Restricted stock shares surrendered	—	(428)	—	—	—	(428)
Stock-based compensation expense	—	10,765	—	—	—	10,765

BALANCE, December 31, 2007	$413	$721,196	$—	$230,758	$(10,875)	$941,492
COMPREHENSIVE INCOME:
Net income	—	—	—	4,364	—	4,364
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(884)	(884)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(18,258)	(18,258)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(13,368)	(13,368)

Comprehensive loss						(28,146)
Adjustment to apply measurement date provisions of ASC Topic 715	—	—	—	(371)	—	(371)
Exercise of stock options	1	1,387	—	—	—	1,388
Net tax benefit for stock based compensation	—	175	—	—	—	175
Employee stock plan purchases	—	462	—	—	—	462
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	2	(2,926)	—	—	—	(2,924)
Restricted stock shares surrendered	—	(141)	—	—	—	(141)
Purchase of Company’s common stock	(7)	(19,992)	—	—	—	(19,999)
Stock-based compensation expense	—	11,274	—	—	—	11,274

BALANCE, December 31, 2008	$409	$711,444	$—	$234,751	$(43,385)	$903,219
COMPREHENSIVE INCOME:
Net loss	—	—	—	(23)	—	(23)
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	867	867
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	1,777	1,777
Minimum pension liability, net of deferred income taxes	—	—	—	—	7,314	7,314

Comprehensive income						9,935
Issuance of common stock	60	125,237	—	—	—	125,297
Issuance of common stock warrants	—	43,740	—	—	—	43,740
Issuance of convertible notes, including equity-related issuance costs	—	66,107	—	—	—	66,107
Purchase of convertible note hedge	—	(76,680)	—	—	—	(76,680)
Exercise of stock options	—	145	—	—	—	145
Net tax expense related to stock based compensation	—	(3,126)	—	—	—	(3,126)
Employee stock plan purchases	1	414	—	—	—	415
Issuance of stock to employees	—	6	—	—	—	6
Restricted stock units surrendered	—	(112)	—	—	—	(112)
Restricted stock shares surrendered	—	(61)	—	—	—	(61)
Purchase of Company’s common stock to fund a supplemental employee retirement plan	—	4,074	(4,599)	—	—	(525)
Stock-based compensation expense	—	10,324	—	—	—	10,324

BALANCE, December 31, 2009	$470	$881,512	$(4,599)	$234,728	$(33,427)	$1,078,684

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Summary of Significant Accounting Policies
Gaylord Entertainment Company (the “Company”) is a diversified hospitality and entertainment company principally operating, through its subsidiaries, in three business segments: Hospitality; Opry and Attractions; and Corporate and Other. The Company’s fiscal year ends on December 31 for all periods presented.
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
Business Segments
Hospitality
The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland, as well as the Company’s ownership interests in two joint ventures. At December 31, 2009, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in Prince George’s County, Maryland, opened in April 2008.
Opry and Attractions
The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2009, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes Corporate Magic, which specializes in the production of creative events in the corporate entertainment marketplace, and WSM-AM.
Corporate and Other
Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses. This segment also includes, prior to May 31, 2007, the expenses and activities associated with the Company’s ownership of various investments. Until the second quarter of 2007, the Company owned a minority interest in Bass Pro Group, LLC, a leading retailer of premium outdoor sporting goods and fishing products. On May 31, 2007, the Company completed the sale of all of its ownership interest in Bass Pro Group, LLC.
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
Cash and Cash Equivalents — Restricted
Restricted cash and cash equivalents represent cash held in certificates of deposit with an original maturity of greater than three months. The Company is required to maintain this certificate of deposit in order to secure its Tennessee workers’ compensation self-insurance obligations.
Supplemental Cash Flow Information
Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2009	2008	2007
Debt interest paid	$71,561	$75,526	$65,256
Deferred financing costs paid	8,077	10,753	4,042
Capitalized interest	(793)	(16,360)	(42,313)

Cash paid for interest, net of capitalized interest	$78,845	$69,919	$26,985

Net cash refunds of income tax payments in 2009 and 2008 were $3.8 million and $6.6 million, respectively (net of cash payments of income taxes of $1.6 million and $1.6 million, respectively). Cash payments for income taxes in 2007 were $103.5 million.
As further discussed in Note 4, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds in 2008 is reflected as a non-cash activity for an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying consolidated statement of cash flows.
The Company’s net cash flows provided by investing activities — discontinued operations in 2007 primarily consist of cash proceeds received from the sale of discontinued operations.
Accounts Receivable
The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2009.

Allowance for Doubtful Accounts
The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.
Deferred Financing Costs
Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2009, 2008 and 2007, deferred financing costs of $4.8 million, $4.4 million, and $14.3 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.
As more fully discussed in Note 8, as a result of the refinancing of the Company’s $1.0 billion credit facility, the Company wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for 2008. In addition, as more fully discussed in Note 8, as a result of the Company’s repurchase of portions of its senior notes outstanding, the Company wrote off $4.2 million and $0.6 million of deferred financing costs during 2009 and 2008, respectively, which is included as a reduction in the net gain on extinguishment of debt in the accompanying consolidated statements of operations for 2009 and 2008.
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
Impairment of Long-Lived Assets
In accounting for the Company’s long-lived assets other than goodwill, the Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available.
Goodwill and Indefinite-Lived Intangibles
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever triggering events or circumstances occur indicating that these intangibles may be impaired. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. The Company estimates fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 5.

Leases
The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and is a lessee under various other leasing arrangements, including leases for office space, office equipment, and other equipment. The Company accounts for lease obligations under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases. The Company’s leases are discussed further in Note 15.
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
Other Assets
Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2009	2008
Other current assets:
Other current receivables	$19,596	$17,568
Prepaid expenses	21,869	18,319
Inventories	10,616	10,222
Current income tax receivable	28,797	4,651
Other current assets	10	33

Total other current assets	$80,888	$50,793

Other long-term assets:
Other long-term receivables	$1,098	$1,780
Deferred software costs, net	21,795	23,297
Supplemental deferred compensation plan assets	11,895	10,086
Other long-term assets	8,408	7,428

Total other long-term assets	$43,196	$42,591

Other Current Assets
Other current receivables result primarily from interest income accrued on the notes received in connection with the development of Gaylord National and other non-operating income that are due within one year. Prepaid expenses consist of prepayments for property taxes at one of our hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis. Current income tax receivable represents amounts to be received as a result of carryback adjustments to prior year tax returns.
Other Long-Term Assets
The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to acquire and develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2009, 2008 and 2007 was $7.1 million, $5.6 million, and $4.0 million, respectively.
Preopening Costs
The Company expenses the costs associated with preopening expenses related to the construction of new hotels, start-up activities and organization costs as incurred.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2009	2008
Trade accounts payable	$10,386	$13,022
Accrued construction in progress	4,412	16,123
Property and other taxes payable	27,456	26,779
Deferred revenues	49,094	45,292
Accrued salaries and benefits	17,801	20,921
Accrued self-insurance reserves	9,248	9,751
Accrued interest payable	11,224	10,323
Other accrued liabilities	22,242	25,944

Total accounts payable and accrued liabilities	$151,863	$168,155

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
Income Taxes
The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 14 for more detail on the Company’s income taxes.
Other Long-Term Liabilities
Other long-term liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2009	2008
Pension and postretirement benefits liability	$42,149	$57,610
Non-cash lease liability	50,840	44,823
Deferred compensation liability	11,895	14,159
Unrealized tax benefits	16,123	12,417
Other long-term liabilities	3,414	2,569

Total other long-term liabilities	$124,421	$131,578

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in continuing operations were $19.0 million, $26.1 million, and $20.3 million for 2009, 2008 and 2007, respectively.
Stock-Based Compensation
At December 31, 2009, the Company has stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for its stock-based compensation plan under the provisions of FASB ASC 718, Compensation — Stock Compensation.
Discontinued Operations
The Company has presented the operating results, financial position and cash flows of the following businesses as discontinued operations in the accompanying consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009: ResortQuest; WSM-FM and WWTN(FM); Word Entertainment, the Company’s contemporary Christian music business; and the Acuff-Rose Music Publishing entity. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 2.
(Loss) Income Per Share
Earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Net (loss) income per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2009
	Loss	Shares	Per Share
Net loss	$(23)	42,490	$(0.00)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(23)	42,490	$(0.00)

	2008
	Income	Shares	Per Share
Net income	$4,364	40,943	$0.11
Effect of dilutive stock options	—	314	—

Net income — assuming dilution	$4,364	41,257	$0.11

	2007
	Income	Shares	Per Share
Net income	$111,911	41,010	$2.73
Effect of dilutive stock options	—	1,283	—

Net income — assuming dilution	$111,911	42,293	$2.65

For 2009, the effect of dilutive stock options was the equivalent of approximately 243,000 shares of common stock outstanding. Because the Company had a loss from continuing operations during 2009, these incremental shares were excluded from the computation of dilutive earnings per share for 2009 as the effect of their inclusion would have been anti-dilutive.

Additionally, the Company had approximately 3,546,000, 3,727,000 and 547,000 stock-based compensation awards outstanding as of December 31, 2009, 2008, and 2007, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2009, 2008 and 2007, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 8, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. In connection with the issuance of these notes, the Company entered into a warrant transaction with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of 13.2 million shares of the Company’s common stock. If the closing stock price of the Company’s stock exceeds this strike price, these warrants will be dilutive. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. The warrants may only be settled in shares of the Company’s common stock.
Comprehensive (Loss) Income
The Company’s comprehensive (loss) income is presented in the accompanying consolidated statements of stockholders’ equity.
A rollforward of the amounts included in comprehensive (loss) income related to the fair value of financial derivative instruments that qualify for hedge accounting, net of deferred taxes, for the years ended December 31 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives
Balance at December 31, 2007	$—	$17	$17
2008 changes in fair value, net of deferred taxes of $9,772 and $533	(17,440)	(884)	(18,324)
Reclassification to earnings, net of deferred taxes of $458 and $0	(818)	—	(818)

Balance at December 31, 2008	(18,258)	(867)	(19,125)
2009 changes in fair value, net of deferred taxes of $1,050 and $515	1,777	867	2,644
Reclassification to earnings	—	—	—

Balance at December 31, 2009	$(16,481)	$—	$(16,481)

Derivatives and Hedging Activities
As more fully discussed in Note 9, the Company utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. The Company records derivatives in the statement of financial position and measures derivatives at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and natural gas commodity markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires or is sold or terminated, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.
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
Newly Issued Accounting Standards
In September 2006, the FASB modified ASC 820, “Fair Value Measurements and Disclosures” (“Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of this statement during the first quarter of 2008. In February 2008, the FASB modified Topic 820 to provide a one year deferral of the effective date of Topic 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of Topic 820 with respect to its non-financial assets and non-financial liabilities during the first quarter of 2009. The adoption of this statement with respect to non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 16 of the Company’s consolidated financial statements included herein for additional disclosures.
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
In March 2008, the FASB modified FASB ASC 815, “Derivatives and Hedging” (“Topic 815”). This revised guidance is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this statement in the first quarter of 2009, and the adoption of Topic 815 did not have a material impact on its consolidated financial position or results of operations. See Note 9 of the Company’s consolidated financial statements included herein for additional disclosures.
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
In December 2008, the FASB amended FASB ASC 715, “Compensation — Retirement Benefits” (“Topic 715”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The Company adopted these changes in the fourth quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 11 of the Company’s consolidated financial statement included herein for additional disclosures.
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
In May 2009, the FASB modified FASB ASC 855, “Subsequent Events” (“Topic 855”) in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The Company adopted the modifications of Topic 855 during the second quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 20 of the Company’s consolidated financial statements included herein for additional disclosures.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105, “Generally Accepted Accounting Principles” to establish the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. This modification does not change the content of GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This modification became effective for us on July 1, 2009. This had an impact on the footnotes to the Company’s financial statements, as all references to authoritative accounting literature are now references in accordance with this modification.
In August 2009, the FASB issued ASU No. 2009-05, Topic 820, “Measuring Liabilities at Fair Value,” which provides additional guidance to clarify the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, this modification requires that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The modification also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The Company adopted this guidance during the fourth quarter of 2009, and this adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB modified FASB ASC 810, “Consolidation” (“Topic 810”) to amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). This modification requires a qualitative analysis, rather than a quantitative analysis, that considers who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, as well as an assessment of who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This modification also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a VIE was required only when specific events occurred. This modification will be effective for the Company beginning January 1, 2010, and the Company does not expect this modification to have a material impact on its consolidated financial position or results of operations.
2. Discontinued Operations
As discussed in Note 1, the Company has reflected the following businesses as discontinued operations. The results of operations, net of taxes (prior to their disposal, where applicable) and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented.
ResortQuest
During the second quarter of 2007, in a continued effort to focus on its Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its ResortQuest business. On May 31, 2007, the Company completed the sale of its ResortQuest Hawaii operations through the transfer of all of its equity interests in its ResortQuest Hawaii subsidiaries (“ResortQuest Hawaii”) to Vacation Holdings Hawaii, Inc., an affiliated company of Interval International, for $109.1 million in cash, prior to giving effect to a purchase price adjustment based on the working capital of ResortQuest Hawaii as of the closing. The Company retained its 19.9% ownership interest in RHAC Holdings, LLC and its 18.1% ownership interest in Waipouli Holdings LLC, which ownership interests were excluded from this transaction. During 2007, the Company recognized a pre-tax gain of $50.0 million in discontinued operations in the accompanying consolidated statements of operations related to the sale of ResortQuest Hawaii. In connection with the sale of ResortQuest Hawaii, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million during 2007, all of which was included in the pre-tax gain on the sale of ResortQuest Hawaii.
On June 1, 2007, the Company completed the sale of the remainder of the operations of its ResortQuest subsidiary through the transfer of all of its capital stock in its ResortQuest Mainland subsidiary (“ResortQuest Mainland”) to BEI-RZT Corporation, a subsidiary of Leucadia National Corporation for $35.0 million, prior to giving effect to certain purchase price adjustments, including a purchase price adjustment based on the working capital of ResortQuest Mainland as of the closing. The Company recognized a pre-tax loss of $59.5 million in discontinued operations in the accompanying consolidated statements of operations for 2007 related to the sale of

ResortQuest Mainland. In connection with the sale of ResortQuest Mainland, the Company recorded pre-tax restructuring charges for employee severance benefits of $0.4 million during 2007, of which $0.3 million was included in the pre-tax loss on the sale of ResortQuest Mainland. The Company recorded pre-tax restructuring charges for employee severance benefits of $0.3 million during 2008.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Revenues:
ResortQuest	$—	$—	$91,229

Operating (loss) income:
ResortQuest	$(97)	$(354)	$(4,460)
Other	10	—	517
Restructuring charges	—	(262)	(125)

Total operating loss	(87)	(616)	(4,068)

Interest expense, net of amounts capitalized	(1)	(4)	(17)
Interest income	—	—	309
Other gains and (losses)
ResortQuest	24	159	(9,450)
Other	95	55	—

Total other gains and (losses)	119	214	(9,450)

Income (loss) before (provision) benefit for income taxes	31	(406)	(13,226)
(Provision) benefit for income taxes	(7)	161	23,149

Income (loss) from discontinued operations	$24	$(245)	$9,923

Included in other gains and (losses) in 2009 and 2008 is miscellaneous income and expense. Included in other gains and (losses) in 2007 is a pre-tax gain of $50.0 million on the sale of ResortQuest Hawaii and a pre-tax loss of $59.5 million on the sale of ResortQuest Mainland. The remaining gains and (losses) in 2007 are primarily comprised of miscellaneous income and expense.
The benefit for income taxes in 2007 primarily relates to a permanent tax benefit recognized due to differences between book and tax basis on the sales of ResortQuest Hawaii and ResortQuest Mainland, the Company settling certain ResortQuest issues with the Internal Revenue Service related to periods prior to the acquisition of ResortQuest, the tax effect of interest charged to ResortQuest International, Inc. during the period, and the write-off of taxable goodwill associated with the ResortQuest markets sold in this period.

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	December 31,	December 31,
	2009	2008
Current assets:
Other current assets	$63	$197

Total current assets	63	197

Total assets	$63	$197

Current liabilities:
Accounts payable and accrued liabilities	$669	$1,329

Total current liabilities	669	1,329

Other long-term liabilities:
Other long-term liabilities	447	446

Total long-term liabilities	447	446

Total liabilities	$1,116	$1,775

3. Property and Equipment
Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2009	2008
Land and land improvements	$212,953	$198,169
Buildings	2,195,367	2,180,232
Furniture, fixtures and equipment	507,454	510,358
Construction in progress	34,664	47,234

	2,950,438	2,935,993
Accumulated depreciation	(800,624)	(708,419)

Property and equipment, net	$2,149,814	$2,227,574

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations during 2009, 2008 and 2007 was $109.2 million, $104.1 million, and $73.3 million, respectively.
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
During 2009 and 2008, the Company recorded interest income of $14.8 million and $11.3 million, respectively, on these bonds, which included $12.6 million and $9.4 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $2.2 million and $1.9 million, respectively, related to amortization of the discount on the bonds. The Company received payments of $17.1 million during 2009 relating to this note receivable.
5. Goodwill and Intangibles
As further discussed in Note 1, the Company performs an annual review of goodwill for impairment. At December 31, 2008, the carrying amount of the Company’s goodwill was $6.9 million and was associated with one reporting unit within its Opry and Attractions segment. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of a reporting unit within its Opry and Attractions segment, the Company determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill, as described in Note 1. As a result, the Company recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. The Company estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. No additional impairment charges on goodwill were recorded during 2009.
The carrying amount of indefinite lived intangible assets not subject to amortization in continuing operations was $1.5 million at December 31, 2009 and 2008. The gross carrying amount of amortized intangible assets in continuing operations was $1.1 million at December 31, 2009 and 2008. The related accumulated amortization of intangible assets in continuing operations was $1.0 million and $0.9 million at December 31, 2009 and 2008, respectively. The amortization expense related to intangibles from continuing operations during 2009, 2008, and 2007 was $52,000 $53,000 and $54,000 respectively. The estimated amounts of amortization expense for the next five years are as follows (amounts in thousands):

2010	$42
2011	20
2012	9
2013	9
2014	8

$88

6. Investments
Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2009	2008
Long term investments:
RHAC Holdings, LLC	$128	$1,131
Waipouli Holdings, LLC	—	—
Bass Pro Group, LLC	—	—

Total long-term investments	$128	$1,131

RHAC Holdings, LLC
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC,

RHAC Holdings LLC owns the 716-room ResortQuest Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the Company’s approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned) manages the hotel under a 20-year hotel management agreement with RHAC, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii and is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting.
For the period January 1, 2007 to May 31, 2007 (which is the period during 2007 that the Company owned ResortQuest Hawaii), ResortQuest Hawaii earned total fees of $1.0 million from its management agreement with RHAC, LLC.
Waipouli Holdings, LLC
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). RREEF is the managing member of Waipouli Holdings, LLC, but certain actions of Waipouli Holdings, LLC initiated by RREEF require the Company’s approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which we formerly owned) manages the hotel under a five-year hotel management agreement with Waipouli Owner, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Kauai Hotel in accordance with Waipouli Owner, LLC’s business plan. The Company retained its ownership interest in Waipouli Holdings, LLC after the sale of ResortQuest Hawaii and is accounting for its investment in Waipouli Holdings, LLC under the equity method of accounting.
For the period January 1, 2007 to May 31, 2007 (which is the period during 2007 that the Company owned ResortQuest Hawaii), ResortQuest Hawaii earned total fees of $0.4 million from its management agreement with Waipouli Owner, LLC.
As more fully discussed in Note 7, the Company recognized a non-cash impairment charge of approximately $2.5 million during 2008 to write off its investment in Waipouli Holdings, LLC.
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

7. Impairment and Other Charges
Goodwill
As more fully discussed in Note 5, the Company recorded an impairment charge of $6.6 million during 2009 to write down the carrying value of goodwill at an impaired reporting unit within its Opry and Attractions segment to its implied fair value of $0.3 million.
La Cantera
On April 15, 2008, the Company terminated the Agreement of Purchase and Sale dated as of November 19, 2007 (the “Purchase Agreement”) with LCWW Partners, a Texas joint venture, and La Cantera Development Company, a Delaware corporation (collectively, “Sellers”), to acquire the assets related to the Westin La Cantera Resort, located in San Antonio, Texas, on the basis that the Company did not obtain financing satisfactory to it. Pursuant to the terms of the Purchase Agreement and a subsequent amendment, the Company forfeited a $10.0 million deposit previously paid to Sellers. As a result, the Company recorded an impairment charge of $12.0 million during 2008 to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
Chula Vista
On November 17, 2008, the Company announced that it had terminated its plans to develop a resort and convention hotel in Chula Vista, California, due to prolonged planning and approval processes, a complicated regulatory and legal structure, and excessive off-site infrastructure costs. As a result of this decision, during 2008, the Company incurred a non-cash impairment charge of approximately $4.7 million to write off certain costs that were capitalized in connection with the Chula Vista project.
Waipouli Holdings, LLC
As further discussed in Note 6, through a joint venture arrangement, the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which, through a wholly-owned subsidiary, owns the Kauai Hotel. During the fourth quarter of 2008, the Company determined that it would not be able to recover its investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, the Company recorded an impairment charge of $2.5 million during 2008 to write off its investment balance and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.
8. Debt
The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2009	2008
$1.0 Billion Credit Facility	$700,000	$722,500
3.75% Convertible Senior Notes, net of unamortized discount of $65,136	294,864	—
8.00% Senior Notes	—	321,459
6.75% Senior Notes	180,700	207,700
Nashville Predators Promissory Note	1,000	2,000
Capital lease obligations	2,124	3,007
Fair value hedge effective for 8.00% Senior Notes	—	6,235

Total debt	1,178,688	1,262,901
Less amounts due within one year	(1,814)	(1,904)

Total long-term debt	$1,176,874	$1,260,997

Note 15 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.

Annual maturities of long-term debt, excluding discounts and capital lease obligations, are as follows (amounts in thousands).

2010	$1,000
2011	—
2012	700,000
2013	—
2014	540,700
Years thereafter	—

Total	$1,241,700

Accrued interest payable at December 31, 2009 and 2008 was $11.2 and $10.3 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On July 25, 2008, the Company refinanced the $1.0 Billion Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 9, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
The purpose of the New $1.0 Billion Credit Facility is for working capital, capital expenditures, the financing of the remaining costs and expenses related to the construction of the Gaylord National hotel, and other corporate purposes.
The New $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord National, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
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
As a result of the refinancing of the $1.0 Billion Credit Facility and a refinancing of a prior credit facility, the Company wrote off $1.3 million and $1.2 million of deferred financing costs, which are included in interest expense in the accompanying consolidated statements of operations for 2008 and 2007, respectively.
As of December 31, 2009, $700.0 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $9.8 million of letters of credit under the facility for the Company, which left $290.2 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
3.75% Convertible Senior Notes
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
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of December 31, 2009, none of the conditions permitting conversion had been satisfied.
The Convertible Notes are general unsecured and unsubordinated obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, including its 6.75% senior notes due 2014, and senior in right of payment to all of its future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
The Company does not intend to file a registration statement for the resale of the Convertible Notes or any common stock issuable upon conversion of the Convertible Notes. As a result, holders may only resell the Convertible Notes or common stock issued upon conversion of the Convertible Notes, if any, pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.
The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During 2009, the Company incurred cash interest expense of $3.5 million relating to the interest coupon on the Convertible Notes and non-cash interest expense of $2.9 million related to the amortization of the debt discount on the Convertible Notes. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components.
Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of the Company’s common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options cover, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 13.2 million shares of common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at its option. The cost of the Purchased Options was approximately $76.7 million, which was recorded as a reduction to additional paid-in capital. The Purchased Options will expire on October 1, 2014.
Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties to acquire, subject to anti-dilution adjustments, up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share. The warrants may only be settled in shares of the Company’s common stock. The aggregate proceeds from the warrant transactions were approximately $43.7 million, which was recorded as an increase to additional paid-in capital.
The Company’s net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes). The Company used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of the 8% Senior Notes originally due 2013, as more fully disclosed below. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of the Company’s existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of the Company’s outstanding indebtedness.
8% Senior Notes
On November 12, 2003, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 in an institutional private placement. The Company filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to the 8% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in April 2004. The interest rate on these notes was 8%, although the Company entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps resulted in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which were set to mature on November 15, 2013, bore interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004. In connection with the offering and subsequent registration of the 8% Senior Notes, the Company paid approximately $10.1 million in deferred financing costs. The net proceeds from the offering of the 8% Senior Notes, together with $22.5 million of the Company’s cash on hand, were used as follows:

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
During the first nine months of 2009, the Company repurchased $61.6 million in aggregate principal amount of its outstanding 8% Senior Notes for $46.1 million. After adjusting for accrued interest, deferred financing costs, and other costs, the Company recorded a pre-tax gain of $15.9 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations. The Company used available cash and borrowings under its revolving credit facility to finance the purchases.
On September 23, 2009, the Company commenced a cash tender offer for its outstanding 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. On October 6, 2009, the Company received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding to enter into the Sixth Supplemental Indenture pursuant to the Company’s previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of the Company’s outstanding 8% Senior Notes had been validly tendered and were repurchased by the Company pursuant to the terms of the tender offer. The Company also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes. As a result of these transactions, after adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, the Company recorded a pre-tax loss of $6.0 million, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying consolidated statement of operations. The Company used available cash and proceeds from the issuance of the Convertible Notes and the common stock offering to finance the purchases.
During December 2008, the Company repurchased $28.5 million in aggregate principal amount of its outstanding 8% Senior Notes for $16.7 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pre-tax gain of $11.6 million, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
6.75% Senior Notes
On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (“6.75% Senior Notes”) in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The 6.75% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries. In connection with the offering of the 6.75% Senior Notes, the Company paid approximately $4.2 million in deferred financing costs. The net proceeds from the offering of the 6.75% Senior Notes, together with cash on hand, were used to repay a senior loan that was secured by a first mortgage lien on the assets of Gaylord Opryland and to provide capital for growth of the Company’s other businesses and other general corporate purposes.
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
During 2009, the Company repurchased $27.0 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $18.4 million. After adjusting for accrued interest, deferred financing costs, and other costs, the Company recorded a pre-tax gain of

$8.8 million as a result of the repurchase, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations. The Company used available cash and borrowings under its revolving credit facility to finance the purchases and intend to consider additional repurchases of its 6.75% Senior Notes from time to time depending on market conditions.
During December 2008, the Company repurchased $17.3 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $9.0 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pre-tax gain of $8.2 million as a result of the repurchase, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
During February 2010, the Company repurchased $19.0 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $17.9 million. After adjusting for accrued interest, deferred financing costs, and other costs, the Company will record a pre-tax gain of $1.0 million as a result of the repurchases, which will be recorded as a net gain on extinguishment of debt in the Company’s consolidated statements of operations in the first quarter of 2010.
As of December 31, 2009, the Company was in compliance with all of its covenants related to its debt.
9. Derivative Financial Instruments
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
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period.
The Company has entered into interest rate swap agreements to manage interest rate risk exposure on its variable rate debt. On February 26, 2008, the Company entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s $1.0 Billion Credit Facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. On July 25, 2008, the Company terminated these interest rate swaps in connection with its refinancing of the $1.0 Billion Credit Facility. Based upon quotes, the fair value of these interest rate swaps was a $1.3 million asset as of the termination date. Accordingly, the Company received $1.3 million in cash from the termination of these swaps, which was recorded as other gains and losses in the accompanying consolidated statements of operations for 2008.
The interest rate swap agreement currently utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s New $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the New $1.0 Billion Credit Facility. Therefore, the Company has designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives match the terms of the underlying hedged items, there should be no gain (loss) from ineffectiveness recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
The Company enters into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At December 31, 2009, the Company had no open variable to fixed natural gas price swap contracts. At December 31, 2008, the Company had six variable to fixed natural gas price swap contracts that matured from January 2009 to June 2009 with an aggregate notional amount of approximately 511,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis. As these terms were highly correlated, there was no gain (loss) from ineffectiveness recognized in income on these derivatives.
Fair Value Hedging Strategy
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in the same line item associated with the hedged item in current earnings (e.g., in “interest expense” when the hedged item is fixed-rate debt).
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure on its fixed rate debt. The interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its 8% Senior Notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. This agreement involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreement mirrored the terms of the 8% Senior Notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges.
The counterparties, as permitted by the agreements, each opted to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Prior to the redemption of the 8% Notes discussed in Note 8, the Company amortized the resulting $5.0 million gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. As a result of the redemption of the 8% Senior Notes discussed in Note 8, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009, which is included in net gain on extinguishment of debt in the accompanying consolidated statement of operations for 2009.
Viacom Stock and CBS Stock
Prior to May 2007, the Company held a secured forward exchange contract (“SFEC”) with an affiliate of Credit Suisse First Boston (“Credit Suisse”) with respect to its investment in Viacom, Inc. Class B common stock (“Viacom Stock”) and CBS Corporation Class B common stock (“CBS Stock”). During May 2007, the SFEC matured and the Company delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet. During 2007, the Company recorded net pre-tax gains in the Company’s consolidated statements of operations of $3.1 million related to the increase in the fair value of the derivatives associated with the SFEC.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at December 31 is as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps — fair value hedges	$—	$6,235	$—	$—
Interest rate swaps — cash flow hedges	—	—	25,661	28,489
Natural gas swaps	—	—	—	1,382

Total derivatives designated as hedging instruments	$—	$6,235	$25,661	$29,871

Derivatives not designated as hedging instruments:
Natural gas swaps	$—	$—	$—	$224

Total derivatives not designated as hedging instruments	$—	$—	$—	$224

Total derivatives	$—	$6,235	$25,661	$30,095

The effect of derivative instruments on the statement of operations is as follows (in thousands):

		Amount of Loss
		Recognized in
		Income on
Derivatives in Fair Value	Location of Loss Recognized in	Derivative
Hedging Relationships	Income on Derivative	2009
Interest rate swaps	Interest expense, net of amounts capitalized	$(1,235)

		Amount of Gain
		Recognized in
		Income on
Hedged Items in Fair		Related Hedged
Value Hedging	Location of Gain Recognized in	Items
Relationships	Income on Related Hedged Item	2009
Fixed Rate Debt	Interest expense, net of amounts capitalized	$1,235

	Amount of Gain		Amount
	Recognized in OCI		Reclassified from
Derivatives in Cash	on Derivative	Location of Amount	Accumulated OCI
Flow Hedging	(Effective Portion)	Reclassified from	into Income
Relationships	2009	Accumulated OCI into Income	2009
Interest rate swaps	$2,828	Interest expense, net of amounts capitalized	$—
Natural gas swaps	1,382	Operating costs	—

Total	$4,210	Total	$—

		Amount of Loss
		Recognized in
Derivatives Not		Income on
Designated	Location of Loss Recognized in	Derivative
as Hedging Instruments	Income on Derivative	2009
Natural gas swaps	Other gains and (losses), net	$(106)
10. Stock Plans
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

The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2009	2008	2007

Expected volatility	54.6% — 64.5%	23.9% — 37.6%	26.4% — 29.8%
Weighted-average expected volatility	56.2%	26.9%	29.7%
Expected dividends	—	—	—
Expected term (in years)	5.0 — 5.1	4.7 — 5.1	4.6 — 4.8
Risk-free rate	1.9% — 2.7%	2.6% — 3.3%	3.2% — 4.9%
A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise
Stock Options	Shares	Price
Outstanding at January 1, 2009	3,750,711	$33.03
Granted	439,988	10.74
Exercised	(7,538)	18.80
Canceled	(818,978)	41.40

Outstanding at December 31, 2009	3,364,183	28.10

Exercisable at December 31, 2009	2,716,248	29.56

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2009 was 4.1 and 2.9 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 was $3.6 million and $0, respectively. The weighted-average grant-date fair value of options granted during 2009, 2008, and 2007 was $5.38, $8.63, and $18.52, respectively. The total intrinsic value of options exercised during 2009, 2008, and 2007 was $0.01 million, $0.4 million, and $10.0 million, respectively.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2009, 2008, and 2007 was $11.73, $29.98, and $55.17, respectively. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2009	134,276	$37.88
Granted	253,546	11.73
Vested	(61,374)	38.86
Canceled	(7,680)	38.60

Nonvested shares at December 31, 2009	318,768	24.66

The fair value of all Restricted Stock Awards that vested during 2009, 2008 and 2007 was $0.8 million, $1.1 million and $1.9 million, respectively.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”). The LTIP Restricted Stock Units cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. The LTIP Stock Options, which vested two to four years from the date of grant and had a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, prior to August 6, 2009, the Company was recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award. Summaries of the status of the Company’s LTIP Restricted Stock Units and LTIP Stock Options as of December 31, 2009 and changes during the year ended December 31, 2009, are presented below:

		Weighted
		Average
		Grant-Date
LTIP Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2009	433,250	$31.02
Granted	—	—
Vested	—	—
Canceled	(67,500)	31.02

Nonvested shares at December 31, 2009	365,750	31.02

		Weighted
		Average
	Number of	Exercise
LTIP Stock Options	Shares	Price
Outstanding at January 1, 2009	633,250	$38.00
Granted	—	—
Exercised	—	—
Canceled	(556,584)	38.00

Outstanding at December 31, 2009	76,666	38.00

Exercisable at December 31, 2009	—	—

The weighted-average grant-date fair value of LTIP Stock Options granted during 2008, the year all LTIP Stock Options were granted, was $6.16.
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company determined that because the Cancelled Stock

Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company recorded the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during 2009.
As of December 31, 2009, there was $10.6 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company granted certain executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. No PARSUP awards were granted during 2009, 2008 or 2007. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards. The fair value of the PARSUP awards that vested during 2009, 2008 and 2007 was $0, $15.2 million and $0, respectively.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the previously unrecognized compensation cost related to the Cancelled Stock Options described above, was $10.0 million, $11.2 million, and $10.2 million for 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.6 million, $4.0 million, and $3.7 million for 2009, 2008, and 2007, respectively.
Cash received from option exercises under all stock-based employee compensation arrangements for 2009, 2008, and 2007 was $0.1 million, $1.4 million, and $12.1 million, respectively. The actual tax (expense) benefit realized from exercise or vesting of the stock-based employee compensation arrangements during 2009, 2008, and 2007 totaled $(3.1) million, $0.2 million, and $3.4 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax asset.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 33,172, 23,533, and 10,292 shares of common stock at an average price per share of $12.48, $19.64, and $46.90 during 2009, 2008, and 2007 respectively.
11. Retirement Plans
In September 2006, the FASB issued amendments to ASC Topic 715, which requires plan sponsors of defined benefit pension plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of ASC Topic 715. The effect of adopting these recognition and disclosure provisions on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. During 2008, the Company adopted the measurement date provisions of ASC Topic 715 with respect to its retirement plans by changing the measurement date for the fair value of the plans’ assets and benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefit obligation related to its retirement plans, which was accounted for as a $0.2 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of these measurement date provisions had no effect on the Company’s consolidated statement of operations for 2009 or 2008, or for any prior period presented, and it will not affect the Company’s operating results in future periods.
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
The following table sets forth the funded status at December 31 (amounts in thousands):

	2009	2008
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$71,840	$70,426
Interest cost	4,337	5,399
Actuarial loss	2,953	—
Benefits paid	(4,248)	(3,985)

Benefit obligation at end of year	74,882	71,840

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	44,488	61,255
Actual return on plan assets	12,513	(15,456)
Employer contributions	7,335	2,674
Benefits paid	(4,248)	(3,985)

Fair value of plan assets at end of year	60,088	44,488

Funded status and accrued pension cost	$(14,794)	$(27,352)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Interest cost	$4,337	$5,399	$4,038
Expected return on plan assets	(3,844)	(6,019)	(4,376)
Recognized net actuarial loss	3,476	1,293	1,981
Net settlement loss	—	—	1,291
Adjustment to retained earnings for adoption of measurment date provisions of ASC Topic 715	—	(135)	—

Total net periodic pension expense	$3,969	$538	$2,934

The accumulated benefit obligation for the defined benefit pension plan was $74.9 million and $71.8 million at December 31, 2009 and 2008, respectively.
Assumptions
The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2009	2008
Discount rate	5.84%	6.30%
Rate of compensation increase	N/A	N/A
Measurement date	12/31/2009	12/31/2008

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2009	2008
Discount rate	6.30%	6.30%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%
Measurement date	12/31/2009	12/31/2008
The rate of increase in future compensation levels was not applicable for 2009 and 2008 due to the Company amending the plan to freeze the cash balance benefit as described above.
The Company determines the overall expected long term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and by a comparison to rates used by other companies. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a five-to-ten year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.
Plan Assets
The plan’s overall strategy is to achieve a rate of return necessary to fund benefit payments by utilizing a variety of asset types, investment strategies and investment managers. The plan seeks to achieve a real long-term rate of return over inflation resulting from income, capital gains, or both, which assists the plan in meeting its long-term objectives.
The long-term target allocations for the plan’s assets are 47.5% domestic equity, 12.5% international equity, 35% fixed income and 5% cash. Equity securities primarily include large cap and mid cap companies. Fixed income securities primarily include corporate bonds of companies in diversified industries, mortgage-backed securities and U.S. Treasuries. Investments in hedge funds and private equity funds are not held by the plan.
The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset categories, are as follows (amounts in thousands):

Asset Category	2009	2008
Cash	$1,657	$1,043
Equity securities
U.S. Large Cap (a)	17,163	12,418
U.S. Mid Cap (a)	6,110	4,151
International (b)	6,962	5,025
Core fixed income (c)	21,148	21,851
High-yield fixed income (d)	7,048	—

Total	$60,088	$44,488

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.

(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.

(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-

backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.

(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.
All of the assets held by the plan consist of mutual funds traded in an active market. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1.
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
Expected Contributions and Benefit Payments
The Company expects to contribute $5.1 million to its defined benefit pension plan in 2010. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2010	$3,995
2011	3,061
2012	2,574
2013	4,426
2014	3,346
2015 - 2019	24,553

Total	$41,955

Other Information
The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2009, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $11.8 million.
The Company’s accrued cost related to its qualified and non-qualified retirement plans of $26.6 million and $38.6 million at December 31, 2009 and 2008, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2009 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.6 million, net of taxes of $3.1 million. The 2008 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2007 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.1 million, net of taxes of $2.9 million. The 2009, 2008 and 2007 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
The net gain recognized in other comprehensive income for the year ended December 31, 2009 was $8.7 million. Included in accumulated other comprehensive loss at December 31, 2009 are unrecognized actuarial losses of $28.3 million ($18.1 million net of tax) that have not yet been recognized in net periodic pension expense. The net loss recognized in other comprehensive income for the year ended December 31, 2008 was $20.0 million. Included in accumulated other comprehensive loss at December 31, 2008 are unrecognized actuarial losses of $37.0 million ($23.7 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $2.6 million.
The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. Through December 31, 2009, the Company contributed an amount equal to 100% of the amount of the employee’s contribution, up to 5% of the employee’s salary. In addition, effective January 1, 2002, the Company contributes up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $6.2 million, $6.8 million, and $6.9 million for 2009, 2008 and 2007, respectively. Effective January 1, 2010, the Company contribution was reduced to 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary.
In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 5% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.1 million, $0.3 million, and $0.3 million for 2009, 2008 and 2007, respectively.
12. Postretirement Benefits Other Than Pensions
As further discussed in Note 11, on December 31, 2006, the Company adopted the recognition and disclosure provisions of ASC Topic 715. The effect of adopting these recognition and disclosure provisions on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. During 2008, the Company adopted the measurement date provisions of ASC Topic 715 with respect to the postretirement benefit plans by changing the measurement date for the fair value of the plan’s benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefits obligation related to its postretirement benefit plans, which was accounted for as a $0.1 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of these measurement date provisions had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2009 or 2008, or for any prior period presented, and it will not affect the Company’s operating results in future periods.
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
The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2009	2008
Benefit obligation at beginning of year	$20,469	$19,541
Service cost	62	110
Interest cost	966	1,500
Actuarial (gain) loss	(3,539)	496
Benefits paid	(604)	(1,178)

Benefit obligation at end of year	$17,354	$20,469

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Service cost	$62	$110	$108
Interest cost	966	1,500	1,137
Recognized net actuarial (gain) loss	(183)	—	40
Amortization of prior service credit	—	—	(97)
Amortization of curtailment gain	(244)	(305)	(244)
Adjustment to retained earnings for adoption of measurement date provisions of ASC Topic 715	—	(261)	—

Net postretirement benefit expense	$601	$1,044	$944

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2009	2008
Discount rate	5.77%	6.10%
Measurement date	12/31/2009	12/31/2008
The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2009	2008
Discount rate	6.10%	6.30%
Measurement date	12/31/2009	12/31/2008
The health care cost trend is projected to be 6.4% in 2010, declining each year thereafter to an ultimate trend rate of 4%-6% per year for both the pre-65 and the post-65 age groups. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by approximately 10% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 11%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 10%.
The Company expects to contribute $0.9 million to the plan in 2010. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2010	$925
2011	1,017
2012	1,060
2013	1,112
2014	1,171
2015-2019	6,095

Total	$11,380

The net gain, amortization of net gain, and amortization of curtailment gain recognized in other comprehensive income for 2009 was $3.5 million, $0.2 million and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial gains of $1.8 million ($1.2 million net of tax) and unrecognized curtailment gains of $0.6 million ($0.4 million net of tax). The net loss and curtailment gain recognized in other comprehensive income for 2008 was $0.5 million and $0.3 million, respectively. Included in accumulated other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $1.5 million ($1.0 million net of tax) and unrecognized curtailment gains of $0.8 million ($0.5 million net of tax). The curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.3 million.
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
Shareholder Rights Plan
On August 12, 2008, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (“Computershare”). Pursuant to the terms of the Original Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was payable on August 25, 2008 to the shareholders of record as of the close of business on August 25, 2008.
The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certificated shares, the certificates that represent such shares of common stock. New Rights will accompany any new shares of common stock the Company issues after August 25, 2008 until the earlier of the Distribution Date, the redemption date or the final expiration date of the Original Rights Agreement, each as described below.
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
On March 9, 2009, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) with Computershare, which amends and restates the terms of the Original Rights Agreement.
Based on the terms of the Original Rights Agreement, as amended by the Amended Rights Agreement where applicable, the Rights will not be exercisable until the earlier of the following (the “Distribution Date”):
•	10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 22% or more of the Company’s outstanding common stock; or

•	10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer (other than a Qualified Offer as described below) which, if completed, would result in that person or group becoming an Acquiring Person.
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
After the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company’s common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right’s then-current exercise price. In addition, if, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right’s then-current exercise price.
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
The Board may redeem the Rights for $.001 per Right at any time prior to the Distribution Date. If the Board redeems any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $.001 per Right. The redemption price will be adjusted if the Company has a stock split or stock dividends of the Company’s common stock.
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
Agreement with GAMCO Asset Management
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
Costs
During 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with the stockholders described above, and reimbursing certain expenses pursuant to the TRT Agreement as noted above of $1.0 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation, as described in the Company’s Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations.
Treasury Stock
On December 18, 2008, following approval by the Human Resources Committee and the Board of Directors, the Company and the Company’s Chairman of the Board of Directors and Chief Executive Officer (“Executive”) entered into an amendment to Executive’s employment agreement. The amendment provided Executive with the option of making an irrevocable election to invest his existing Supplemental Employee Retirement Plan (“SERP”) benefit in Company common stock, which election Executive subsequently made. The investment was made by a rabbi trust in which, during January 2009, the independent trustee of the rabbi trust purchased shares of Company common stock in the open market in compliance with applicable law. Executive is only entitled to a distribution of the Company common stock held by the rabbi trust in satisfaction of his SERP benefit. As such, the Company believes that the ownership of shares of common stock by the rabbi trust and the distribution of those shares to Executive in satisfaction of his SERP benefit meets the requirements necessary so that the Company will not recognize any increase or decrease in expense as a result of subsequent changes in the value of the Company common stock and the purchased shares are treated as treasury stock and the SERP benefit is included in additional paid-in capital in the Company’s accompanying consolidated financial statements.
Common Stock Issuance
Concurrently with the offering and sale of the Convertible Notes discussed in Note 8, during September 2009, the Company also offered and sold 6.0 million shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $21.80 per share. The net proceeds to the Company, after deducting discounts, commissions and expenses, were approximately $125.3 million, which was recorded as an increase in common stock and additional paid-in capital in the accompanying consolidated balance sheet. In addition, as further discussed in Note 8, the offering and sale of the Convertible Notes, the cost of the Purchased Options and the sale of the related warrants resulted in a total increase in additional paid-in capital of $33.2 million in the accompanying consolidated balance sheet.
Stock Repurchases
During the first quarter of the year ended December 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.
14. Income Taxes
The provision for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
CURRENT:
Federal	$(28,797)	$(6,694)	$97,130
State	1,268	987	1,931

Total current (benefit) provision	(27,529)	(5,707)	99,061

DEFERRED:
Federal	34,332	7,715	(36,748)
State	2,394	(1,488)	352
Effect of tax law change	—	526	—

Total deferred provision (benefit)	36,726	6,753	(36,396)

Total provision for income taxes	$9,197	$1,046	$62,665

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
The tax provision (benefit) associated with the exercise of stock options and vesting of restricted stock during the years 2009, 2008, and 2007 were $3.1 million, ($0.2) million, and ($3.4) million, respectively, and are reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.
In addition to the income tax provision discussed above, the Company recognized additional income tax provision (benefit) related to discontinued operations as discussed in Note 2 in the amounts of $7,000, ($0.2) million, and ($23.1) million in 2009, 2008, and 2007, respectively.

The effective tax rate as applied to pre-tax income or loss from continuing operations differed from the statutory federal rate due to the following:

	2009	2008	2007
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	40%	0%	1%
Permanent items	-13%	-22%	0%
Nondeductible goodwill impairment	25%	0%	0%
Discontinued operations	0%	0%	2%
Unrecognized Tax Benefits	14%	5%	0%

	101%	18%	38%

The increase in the Company’s effective tax rate for 2009, as compared to 2008, resulted primarily from the impact of permanent differences related to goodwill impairment not deductible for taxes, increases in state valuation allowances, and the impact of state taxes payable in relation to pre-tax income.
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
Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2009	2008
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$25,204	$27,698
Defined benefit plan	5,311	9,861
Investments in stock and derivatives	9,754	12,028
Rent escalation	20,320	18,100
State net operating loss carryforwards	17,521	16,216
Tax credits and other carryforwards	3,431	824
Goodwill and other intangibles	—	4,072
Investments in partnerships	4,910	4,871
Other assets	10,855	10,997

Total deferred tax assets	97,306	104,667
Valuation allowance	(10,093)	(8,188)

Total deferred tax assets, net of valuation allowance	87,213	96,479

DEFERRED TAX LIABILITIES:
Property and equipment, net	164,793	146,500
Goodwill and other intangibles	4,129	—
Other liabilities	16,356	6,369

Total deferred tax liabilities	185,278	152,869

Net deferred tax liabilities	$98,065	$56,390

Federal credit carryforwards at December 31, 2009 totaled $1.4 million and do not expire. Charitable contribution carryforwards at December 31, 2009 totaled $2.0 million, resulting in a deferred tax benefit of $0.7 million, which will begin to expire in 2013. State net operating loss carryforwards at December 31, 2009 totaled $423.8 million resulting in a deferred tax benefit of $17.5 million, which will expire between 2010 and 2029. State credit carryforwards at December 31, 2009 totaled $1.1 million and will expire in 2013. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance was $1.9 million, $1.2 million, and $(9.3) million in 2009, 2008 and 2007, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. At December 31, 2009, none of the total valuation allowance is related to deferred tax assets for which any subsequently recognized tax benefits will be recorded as a reduction of goodwill.
The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service examinations through the 2001 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2005. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has not been notified of any federal or state income tax examination. The Company’s former Canadian subsidiary, ResortQuest Whistler Property Management Inc., was under an examination by the Canadian Revenue Agency (CRA) for the years 2004 through 2005 that commenced in the first quarter of 2007 and was completed in January 2010. The CRA proposed no significant adjustments related to this examination.
On January 1, 2007, the Company adopted an amendment related to ASC Topic 740, Income Taxes. This amendment clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of this adoption, the Company recognized a net increase of $0.04 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of December 31, 2009, the Company had $16.1 million of unrecognized tax benefits, of which $8.0 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2009	2008	2007
Unrecognized tax benefits at beginning of year	$12,417	$15,074	$—
Additions (reductions) based on tax positions related to the current year	863	(2,409)	7,514
Additions for tax positions of prior years	2,990	—	7,560
Reductions for tax positions of prior years	(147)	(248)	—

Unrecognized tax benefits at end of year	$16,123	$12,417	$15,074

Included in the balance at December 31, 2009 and 2008, are $8.1 million and $6.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.5 million and $0.7 million of interest and $0.1 million and $0 of penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2009 and 2008, respectively. The Company recognized no interest or penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2007 because any adjustment to taxable income for uncertain tax positions would reduce tax net operating loss carryovers. As of December 31, 2009 and 2008, the Company has accrued $1.1 million and $0.7 million of interest and $0.1 million and $0 of penalties related to uncertain tax positions, respectively.

15. Commitments and Contingencies
Capital Leases
During 2009, 2008, and 2007, the Company entered into zero, two and one capital leases, respectively. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2009	2008
Property and equipment	$3,948	$5,771
Other long-term assets	700	773
Accumulated depreciation	(3,602)	(4,458)

Net assets under capital leases	$1,046	$2,086

Current lease obligations	$814	$904
Long-term lease obligations	1,310	2,103

Capital lease obligations	$2,124	$3,007

Operating Leases
Rental expense related to continuing operations for operating leases was $14.7 million, $14.9 million, and $14.3 million for 2009, 2008 and 2007, respectively. Non-cash lease expense related to continuing operations for 2009, 2008, and 2007 was $6.0 million, $6.1 million, and $6.2 million, respectively, as discussed below.
Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2009 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2010	$859	$6,612
2011	1,088	5,911
2012	214	5,202
2013	112	4,584
2014	—	4,229
Years thereafter	—	633,765

Total minimum lease payments	2,273	$660,303

Less amount representing interest	(149)

Total present value of minimum payments	2,124
Less current portion of obligations	(814)

Long-term obligations	$1,310

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.3 million in 2009. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2009, 2008, and 2007. This rent included approximately $6.0 million, $6.1 million, and $6.2 million of non-cash expenses during 2009, 2008, and 2007, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.5 million, $1.7 million, and $1.7 million of contingent rentals related to the Gaylord Palms in 2009, 2008, and 2007, respectively.

Other Commitments and Contingencies
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
In August 2008, a union-affiliated pension fund filed a purported derivative and class action complaint in Tennessee state court alleging that the directors of the Company breached their fiduciary duties by adopting a shareholder rights plan, which is further described in Note 13. The Company and the plaintiffs in the action, together with their counsel, have agreed that the changes to the Company’s Board of Directors and amendments to the Original Rights Agreement (as defined in Note 13) reflected in the Amended Rights Agreement (as defined in Note 13) form the basis for settlement of the purported derivative and class action complaint. The settlement was approved by the court on September 14, 2009, and all claims were dismissed with prejudice.
As further discussed in Note 6, through a joint venture arrangement with RREEF, the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC. In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The guarantee of the $52.0 million senior loan was terminated in July 2009. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $3.0 million, which represents 18.1% of the $16.4 million of total debt that is subject to the guarantees as of December 31, 2009. As of December 31, 2009, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
As further discussed in Note 6, through a joint venture arrangement with IB-SIV, the Company holds a 19.9% ownership interest in RHAC Holdings, LLC. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of December 31, 2009. As of December 31, 2009, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming

Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4.0 million and issued to NHC a 5-year, $5.0 million promissory note bearing interest at 6% per annum. The note is payable at $1.0 million per year for 5 years and has an outstanding balance of $1.0 million at December 31, 2009. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2009, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.
The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including a change of control.
As of December 31, 2009, approximately 15% of the Company’s employees were represented by labor unions, and, as of February 26, 2010, collective bargaining agreements had been negotiated with the four unions representing these employees.
The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.
16. Fair Value Measurements
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
As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and investments held in connection with the Company’s non-qualified contributory deferred compensation plan and its defined benefit pension plan (see Note 11).
The Company’s interest rate derivative instruments consist of over-the-counter swap contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 11 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$11,895	$11,895	$—	$—

Total assets measured at fair value	$11,895	$11,895	$—	$—

Variable to fixed interest rate swaps	$25,661	$—	$25,661	$—

Total liabilities measured at fair value	$25,661	$—	$25,661	$—

The remainder of the assets and liabilities held by the Company at December 31, 2009 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 4, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.6 million as of December 31, 2009. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $159 million as of December 31, 2009.
As more fully discussed in Note 8, at December 31, 2009, the Company has $700.0 million in borrowings outstanding under the New $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the fair value of borrowings outstanding under the New $1.0 Billion Credit Facility do not approximate fair value. The fair value of this $700.0 million in borrowings outstanding, based upon the present value of cash flows discounted at current market interest rates, was approximately $659 million as of December 31, 2009.
As more fully discussed in Note 8, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on December 31, 2009 was $294.9 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $299 million as of December 31, 2009.
As more fully discussed in Note 8, the Company has outstanding $180.7 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $168.1 million as of December 31, 2009.
As more fully discussed in Note 5, in connection with the preparation of the Company’s financial statements for the third quarter of 2009, the Company performed an interim impairment review on the goodwill associated with a reporting unit within its Opry and Attractions segment and recorded an impairment charge of $6.6 million during 2009. In estimating fair value of the reporting unit, the Company used an income approach, using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The Company categorized this measurement of fair value as Level 3. The inputs included the comprehensive cash flow projections of the reporting unit, as well as management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
17. Employee Severance Costs
During 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 490 employee positions, which included positions in all segments of the organization. As a result, the Company recognized approximately $7.9 million in severance costs during 2009. These costs are comprised of operating costs and selling, general and administrative costs of $2.9 million and $5.0 million, respectively, in the accompanying consolidated statements of operations.
During 2008, the Company eliminated approximately 42 employee positions in the Hospitality and Corporate and Other segments of the organization. As a result, the Company recognized approximately $1.0 million in severance costs during 2008. These costs are comprised of operating costs and selling, general and administrative costs of $0.2 million and $0.8 million, respectively, in the accompanying consolidated statements of operations.
18. Financial Reporting By Business Segments
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Radisson Hotel at Opryland and, commencing in April 2008, the Gaylord National Resort and Convention Center, as well as the Company’s ownership interests in two joint ventures;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, Corporate Magic, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses, as well as, prior to May 31, 2007, its ownership interests in certain entities.

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

	2009	2008	2007
REVENUES:
Hospitality	$814,154	$848,332	$669,743
Opry and Attractions	64,875	82,125	77,769
Corporate and Other	92	412	211

Total revenues	$879,121	$930,869	$747,723

DEPRECIATION AND AMORTIZATION:
Hospitality	$101,444	$97,229	$65,369
Opry and Attractions	4,699	4,894	5,500
Corporate and Other	10,449	7,651	6,480

Total depreciation and amortization	$116,592	$109,774	$77,349

OPERATING INCOME:
Hospitality	$112,172	$124,828	$110,126
Opry and Attractions	3,928	5,641	6,600
Corporate and Other	(60,378)	(54,549)	(56,026)
Preopening costs	—	(19,190)	(17,518)
Impairment charges	(6,586)	(19,264)	—

Total operating income	49,136	37,466	43,182

Interest expense, net of amounts capitalized	(76,592)	(64,069)	(38,536)
Interest income	15,087	12,689	3,234
Unrealized gain on Viacom stock and CBS stock	—	—	6,358
Unrealized gain on derivatives	—	—	3,121
Loss (income) from unconsolidated companies	(5)	(746)	964
Gain on extinguishment of debt	18,677	19,862	—
Other gains and (losses)	2,847	453	146,330

Income before provision for income taxes and discontinued operations	$9,150	$5,655	$164,653

	December 31,	December 31,
	2009	2008
IDENTIFIABLE ASSETS:
Hospitality	$2,273,631	$2,361,205
Opry and Attractions	68,042	73,605
Corporate and Other	319,287	125,372
Discontinued operations	63	197

Total identifiable assets	$2,661,023	$2,560,379

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands):

	2009	2008	2007
CAPITAL EXPENDITURES:
Hospitality	$42,190	$390,278	$552,488
Opry and Attractions	3,494	3,974	1,696
Corporate and other	3,868	904	24,631

Total capital expenditures	$49,552	$395,156	$578,815

19. Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2009 and 2008 (amounts in thousands, except per share data).
The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$212,319	$218,256	$199,100	$249,446
Depreciation and amortization	28,071	28,647	29,482	30,392
Operating income (loss)	8,022	20,347	(661)	21,428
Income (loss) before income taxes and discontinued operations	9,804	18,112	(16,009)	(2,757)
Provision (benefit) for income taxes	6,286	7,983	(2,954)	(2,118)
Income (loss) from continuing operations	3,518	10,129	(13,055)	(639)
(Loss) income from discontinued operations, net of taxes	(91)	(78)	154	39
Net income (loss)	3,427	10,051	(12,901)	(600)
Net income (loss) per share	0.08	0.25	(0.31)	(0.01)
Net income (loss) per share — assuming dilution	0.08	0.24	(0.31)	(0.01)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$195,235	$258,269	$226,733	$250,632
Depreciation and amortization	21,211	28,998	29,619	29,946
Operating (loss) income	(6,612)	28,868	6,794	8,416
(Loss) income before income taxes and discontinued operations	(9,572)	13,630	(9,809)	11,406
(Benefit) provision for income taxes	(2,724)	5,082	(3,303)	1,991
(Loss) income from continuing operations	(6,848)	8,548	(6,506)	9,415
(Loss) income from discontinued operations, net of taxes	(458)	239	986	(1,012)
Net (loss) income	(7,306)	8,787	(5,520)	8,403
Net (loss) income per share	(0.18)	0.22	(0.14)	0.21
Net (loss) income per share — assuming dilution	(0.18)	0.21	(0.14)	0.20
As discussed in Note 8, during the first quarter of 2009, the Company repurchased $59.9 million in aggregate principal amount of its outstanding senior notes for $43.6 million. After adjusting for accrued interest, deferred financing costs, and other costs, the Company recorded a pre-tax gain of $16.6 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 17, during the first quarter of 2009, as part of the Company’s cost containment initiative, the Company recognized approximately $4.5 million in severance costs. These costs are comprised of operating costs and selling, general and administrative costs of $2.8 million and $1.7 million, respectively, in the accompanying consolidated statements of operations.
As discussed in Note 8, during the second quarter of 2009, the Company repurchased $28.3 million in aggregate principal amount of its outstanding senior notes for $20.5 million. After adjusting for accrued interest, deferred financing costs, and other costs, the Company recorded a pre-tax gain of $8.2 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 17, during the second quarter of 2009, as part of the Company’s cost containment initiative, the Company recognized approximately $2.8 million in severance costs. These costs are comprised of operating costs and selling, general and administrative costs of $0.3 million and $2.5 million, respectively, in the accompanying consolidated statements of operations.

During the second quarter of 2009, the Company received $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium. This receipt is included in other gains and (losses) in the accompanying consolidated statement of operations.
As discussed in Note 5, during the third quarter of 2009, the Company recorded an impairment charge of $6.6 million to write down the carrying value of goodwill at an impaired reporting unit within its Opry and Attractions segment to its implied fair value of $0.3 million.
As discussed in Note 8, during the fourth quarter of 2009, the Company purchased and redeemed the $259.8 million remaining principal amount outstanding of the 8% Senior Notes. After adjusting for accrued interest, deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, the Company recorded a pre-tax loss of $6.0 million as a result of the repurchase, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying consolidated statement of operations.
As discussed in Note 7, during the second quarter of 2008, the Company terminated its purchase agreement to acquire the assets related to the La Cantera Resort. As a result, the Company recorded an impairment charge of $12.0 million to write off the deposit, as well as certain transaction-related expenses that were also capitalized in connection with the potential acquisition.
As discussed in Note 8, during the fourth quarter of 2008, the Company repurchased $45.8 million in aggregate principal amount of its outstanding senior notes for $25.6 million. After adjusting for accrued interest and deferred financing costs, the Company recorded a pre-tax gain of $19.9 million as a result of the repurchase, which is recorded in net gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 7, during the fourth quarter of 2008, the Company terminated its plans to develop a resort and convention hotel in Chula Vista, California. As a result, the Company incurred a non-cash impairment charge of approximately $4.7 million to write off certain costs that were capitalized in connection with the Chula Vista project.
20. Subsequent Events
The Company has evaluated all subsequent events through February 26, 2010, the date these financial statements were filed with the SEC.

21. Information Concerning Guarantor and Non-Guarantor Subsidiaries
Not all of the Company’s subsidiaries have guaranteed the 6.75% Senior Notes. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the 6.75% Senior Notes.
The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009:
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$8,623	$879,719	$—	$(9,221)	$879,121
Operating expenses:
Operating costs	—	531,880	—	(623)	531,257
Selling, general and administrative	21,789	153,761	—	—	175,550
Management fees	—	8,598	—	(8,598)	—
Impairment and other charges	—	6,586	—	—	6,586
Depreciation and amortization	5,841	110,751			116,592

Operating (loss) income	(19,007)	68,143	—	—	49,136
Interest expense, net of amounts capitalized	(77,920)	(118,866)	—	120,194	(76,592)
Interest income	23,487	97,552	14,242	(120,194)	15,087
Loss from unconsolidated companies	—	(5)	—	—	(5)
Net gain on extinguishment of debt	18,677	—	—	—	18,677
Other gains and (losses)	(11)	2,858	—	—	2,847

(Loss) income before provision for income taxes and discontinued operations	(54,774)	49,682	14,242	—	9,150
Benefit (provision) for income taxes	20,845	(25,038)	(5,004)	—	(9,197)
Equity in subsidiaries’ earnings, net	33,906	—	—	(33,906)	—

(Loss) income from continuing operations	(23)	24,644	9,238	(33,906)	(47)
Gain (loss) from discontinued operations, net of taxes	—	65	(41)	—	24

Net (loss) income	$(23)	$24,709	$9,197	$(33,906)	$(23)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$12,054	$931,746	$—	$(12,931)	$930,869
Operating expenses:
Operating costs	36	567,316	—	(986)	566,366
Selling, general and administrative	18,720	160,262	—	(173)	178,809
Management fees	—	11,772	—	(11,772)	—
Preopening costs	—	19,190	—	—	19,190
Impairment and other charges	16,765	2,499	—	—	19,264
Depreciation and amortization	5,576	104,198	—	—	109,774

Operating (loss) income	(29,043)	66,509	—	—	37,466
Interest expense, net of amounts capitalized	(80,615)	(135,667)	(448)	152,661	(64,069)
Interest income	29,875	116,879	18,596	(152,661)	12,689
Loss from unconsolidated companies	—	(746)	—	—	(746)
Gain on extinguishment of debt	19,862	—	—	—	19,862
Other gains and (losses)	925	(472)	—	—	453

(Loss) income before provision for income taxes and discontinued operations	(58,996)	46,503	18,148	—	5,655
Benefit (provision) for income taxes	22,424	(17,397)	(6,073)	—	(1,046)
Equity in subsidiaries’ earnings, net	40,936	—	—	(40,936)	—

Income from continuing operations	4,364	29,106	12,075	(40,936)	4,609
Gain (loss) from discontinued operations, net of taxes	—	35	(280)	—	(245)

Net income	$4,364	$29,141	$11,795	$(40,936)	$4,364

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$26	$748,275	$—	$(578)	$747,723
Operating expenses:
Operating costs	—	449,510	—	(535)	448,975
Selling, general and administrative	19,052	141,690	—	(43)	160,699
Preopening costs	—	17,518	—	—	17,518
Depreciation and amortization	6,022	71,327	—	—	77,349

Operating (loss) income	(25,048)	68,230	—	—	43,182
Interest expense, net of amounts capitalized	(80,763)	(117,991)	(10,984)	171,202	(38,536)
Interest income	22,022	134,805	17,609	(171,202)	3,234
Unrealized gain on Viacom stock and CBS stock	6,358	—	—	—	6,358
Unrealized gain on derivatives	3,121	—	—	—	3,121
(Loss) income from unconsolidated companies	—	(730)	1,694	—	964
Other gains and (losses)	5,513	(159)	140,976	—	146,330

(Loss) income before provision for income taxes and discontinued operations	(68,797)	84,155	149,295	—	164,653
Benefit (provision) for income taxes	34,231	(42,321)	(54,575)	—	(62,665)
Equity in subsidiaries’ earnings losses, net	146,477	—	—	(146,477)	—

Income from continuing operations	111,911	41,834	94,720	(146,477)	101,988
Income from discontinued operations, net of taxes	—	—	9,923	—	9,923

Net income	$111,911	$41,834	$104,643	$(146,477)	$111,911

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$175,871	$4,162	$—	$—	$180,033
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	40,917	—	—	40,917
Deferred income taxes	331	1,431	763	—	2,525
Other current assets	29,653	51,361	—	(126)	80,888
Intercompany receivables, net	1,629,974	—	279,626	(1,909,600)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	1,836,979	97,871	280,452	(1,909,726)	305,576
Property and equipment, net of accumulated depreciation	47,317	2,102,497	—	—	2,149,814
Notes receivable, net of current portion	—	142,311	—	—	142,311
Intangible assets, net of accumulated amortization	—	108	—	—	108
Goodwill	—	329	—	—	329
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	721,168	330,759	—	(1,051,799)	128
Long-term deferred financing costs	18,081	—	—	—	18,081
Other long-term assets	21,989	21,207	—	—	43,196

Total assets	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,000	$814	$—	$—	$1,814
Accounts payable and accrued liabilities	13,585	138,568	—	(290)	151,863
Intercompany payables, net	—	1,828,124	81,476	(1,909,600)	—
Current liabilities of discontinued operations	—	—	669	—	669

Total current liabilities	14,585	1,967,506	82,145	(1,909,890)	154,346
Long-term debt and capital lease obligations, net of current portion	1,175,564	1,310	—	—	1,176,874
Deferred income taxes	(28,574)	129,260	(96)	—	100,590
Estimated fair value of derivative liabilities	25,661	—	—	—	25,661
Other long-term liabilities	54,620	69,637	—	164	124,421
Long-term liabilities of discontinued operations	—	—	447	—	447
Commitments and contingencies Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	881,512	1,088,457	(47,521)	(1,040,936)	881,512
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	559,722	(561,996)	245,476	(8,474)	234,728
Accumulated other comprehensive loss	(33,427)	—	—	—	(33,427)

Total stockholders’ equity	1,403,678	528,849	197,956	(1,051,799)	1,078,684

Total liabilities and stockholders’ equity	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$(5,724)	$6,767	$—	$—	$1,043
Cash and cash equivalents — restricted	1,165	—	—	—	1,165
Trade receivables, net	—	49,114	—	—	49,114
Deferred income taxes	3,735	1,749	782	—	6,266
Other current assets	6,451	44,468	—	(126)	50,793
Intercompany receivables, net	257,148	—	259,008	(516,156)	—
Current assets of discontinued operations	—	—	197	—	197

Total current assets	262,775	102,098	259,987	(516,282)	108,578
Property and equipment, net of accumulated depreciation	49,550	2,178,024	—	—	2,227,574
Notes receivable, net of current portion	—	146,866	—	—	146,866
Intangible assets, net of accumulated amortization	—	121	—	—	121
Goodwill	—	6,915	—	—	6,915
Indefinite lived intangible assets	—	1,480	—	—	1,480
Investments	1,910,692	331,761	—	(2,241,322)	1,131
Estimated fair value of derivative assets	6,235	—	—	—	6,235
Long-term deferred financing costs	18,888	—	—	—	18,888
Other long-term assets	20,946	21,645	—	—	42,591

Total assets	$2,269,086	$2,788,910	$259,987	$(2,757,604)	$2,560,379

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,160	$744	$—	$—	$1,904
Accounts payable and accrued liabilities	15,506	153,569	(630)	(290)	168,155
Estimated fair value of derivative liabilities	1,606	—	—	—	1,606
Intercompany payables, net	—	439,455	76,701	(516,156)	—
Current liabilities of discontinued operations	—	—	1,329	—	1,329

Total current liabilities	18,272	593,768	77,400	(516,446)	172,994
Long-term debt and capital lease obligations, net of current portion	1,258,894	2,103	—	—	1,260,997
Deferred income taxes	(40,713)	104,839	(1,470)	—	62,656
Estimated fair value of derivative liabilities	28,489	—	—	—	28,489
Other long-term liabilities	84,666	46,750	(2)	164	131,578
Long-term liabilities of discontinued operations	—	1	445	—	446
Commitments and contingencies Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	409	2,387	2	(2,389)	409
Additional paid-in capital	711,444	2,258,043	6,322	(2,264,365)	711,444
Retained earnings	251,010	(218,981)	177,290	25,432	234,751
Total other comprehensive loss	(43,385)	—	—	—	(43,385)

Total stockholders’ equity	919,478	2,041,449	183,614	(2,241,322)	903,219

Total liabilities and stockholders’ equity	$2,269,086	$2,788,910	$259,987	$(2,757,604)	$2,560,379

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$93,089	$29,912	$507	$—	$123,508
Net cash provided by (used in) discontinued operating activities	—	55	(507)	—	(452)

Net cash provided by operating activities	93,089	29,967	—	—	123,056

Purchases of property and equipment	(1,347)	(48,205)	—	—	(49,552)
Collection of notes receivable	—	17,621	—	—	17,621
Other investing activities	(287)	(1,277)	—	—	(1,564)

Net cash used in investing activities — continuing operations	(1,634)	(31,861)	—	—	(33,495)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,634)	(31,861)	—	—	(33,495)

Net repayments under credit facility	(22,500)	—	—	—	(22,500)
Repurchases of senior notes	(329,571)	—	—	—	(329,571)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs	358,107	—	—	—	358,107
Deferred financing costs paid	(8,077)	—	—	—	(8,077)
Purchase of convertible note hedge	(76,680)	—	—	—	(76,680)
Proceeds from the issuance of common stock warrants	43,740	—	—	—	43,740
Proceeds from the issuance of common stock, net of issuance costs	125,297	—	—	—	125,297
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Proceeds from exercise of stock option and purchase plans	566	—	—	—	566
Decrease in restricted cash and cash equivalents	15	—	—	—	15
Other financing activities, net	(1,158)	(711)	—	—	(1,869)

Net cash provided by (used in) financing activities — continuing operations	90,140	(711)	—	—	89,429
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	90,140	(711)	—	—	89,429

Net change in cash and cash equivalents	181,595	(2,605)	—	—	178,990
Cash and cash equivalents at beginning of year	(5,724)	6,767	—	—	1,043

Cash and cash equivalents at end of year	$175,871	$4,162	$—	$—	$180,033

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(286,964)	$409,364	$844	$—	$123,244
Net cash used in discontinued operating activities	—	—	(1,003)	—	(1,003)

Net cash (used in) provided by operating activities	(286,964)	409,364	(159)	—	122,241

Purchases of property and equipment	(2,967)	(392,189)	—	—	(395,156)
Collection of notes receivable	—	622	—	—	622
Other investing activities	(2,465)	(16,560)	—	—	(19,025)

Net cash used in investing activities — continuing operations	(5,432)	(408,127)	—	—	(413,559)
Net cash provided by investing activities — discontinued operations	—	—	159	—	159

Net cash (used in) provided by investing activities	(5,432)	(408,127)	159	—	(413,400)

Net borrowings under credit facility	324,500	—	—	—	324,500
Repurchases of senior notes	(25,636)	—	—	—	(25,636)
Deferred financing costs paid	(10,753)	—	—	—	(10,753)
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Proceeds from exercise of stock option and purchase plans	1,859	—	—	—	1,859
Excess tax benefit from stock-based compensation	859	—	—	—	859
Decrease in restricted cash and cash equivalents	51	—	—	—	51
Other financing activities, net	(1,365)	(906)	—	—	(2,271)

Net cash provided by (used in) financing activities — continuing operations	269,516	(906)	—	—	268,610
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	269,516	(906)	—	—	268,610

Net change in cash and cash equivalents	(22,880)	331	—	—	(22,549)
Cash and cash equivalents at beginning of year	17,156	6,436	—	—	23,592

Cash and cash equivalents at end of year	$(5,724)	$6,767	$—	$—	$1,043

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(242,177)	$586,438	$(333,715)	$—	$10,546
Net cash provided by discontinued operating activities	—	—	16,153	—	16,153

Net cash (used in) provided by operating activities	(242,177)	586,438	(317,562)	—	26,699

Purchases of property and equipment	(3,514)	(575,301)	—	—	(578,815)
Proceeds from sale of investment in Bass Pro	—	—	221,527	—	221,527
Collection of note receivable	—	599	—	—	599
Deposit on potential acquisition of business	—	(10,000)	—	—	(10,000)
Other investing activities	1,945	(1,436)	—	—	509

Net cash (used in) provided by investing activities — continuing operations	(1,569)	(586,138)	221,527	—	(366,180)
Net cash provided by investing activities — discontinued operations	—	—	115,400	—	115,400

Net cash (used in) provided by investing activities	(1,569)	(586,138)	336,927	—	(250,780)

Net borrowings under credit facility	223,000	—	—	—	223,000
Deferred financing costs paid	(4,042)	—	—	—	(4,042)
Proceeds from exercise of stock option and purchase plans	12,573	—	—	—	12,573
Excess tax benefit from stock-based compensation	2,078	—	—	—	2,078
Decrease in restricted cash and cash equivalents	7	43	—	—	50
Other financing activities, net	(1,363)	(614)	—	—	(1,977)

Net cash provided by (used in) financing activities — continuing operations	232,253	(571)	—	—	231,682
Net cash used in financing activities — discontinued operations	—	—	(19,365)	—	(19,365)

Net cash provided by (used in) financing activities	232,253	(571)	(19,365)	—	212,317

Net change in cash and cash equivalents	(11,493)	(271)	—	—	(11,764)
Cash and cash equivalents at beginning of year	28,649	6,707	—	—	35,356

Cash and cash equivalents at end of year	$17,156	$6,436	$—	$—	$23,592

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders of Gaylord Entertainment Company:
We have audited the consolidated financial statements of Gaylord Entertainment Company as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 26, 2010 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(A)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 26, 2010

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2009
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges — discontinuing operations	$16	$—	$—	$16	$—

	$16	$—	$—	$16	$—

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2007
(Amounts in Thousands)

	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period
2001 restructuring charges - discontinuing operations	$158	$—	$—	$142	$16
2007 restructuring charges - discontinuing operations	—	805	—	761	44

	$158	$805	$—	$903	$60

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1†	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).

3 .1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3 .2	Second Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated May 7, 2009).

3 .3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4 .1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4 .2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4 .3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4 .4	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4 .5	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).

4 .6	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4 .7	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

4 .8	Fourth Supplemental Indenture, dated September 29, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4 .9	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, and Form of 3.75% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2009).

4 .10	Amended and Restated Rights Agreement, dated as of March 9, 2009, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2009).

10 .1†	Second Amended and Restated Credit Agreement, dated as of July 25, 2008, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2008 (File No. 1-13079)).

10 .2	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10 .3	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas

EXHIBIT
NUMBER	DESCRIPTION
and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10 .4	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10 .5	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

10 .6	Non-Negotiable Promissory Note dated February 22, 2005 in favor of Nashville Hockey Club Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10 .7	Consent Agreement dated February 22, 2005 by and among the NHL, Nashville Hockey Club Limited Partnership, the Company and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10 .8	Agreement between Gaylord National, LLC and Perini/Tompkins Joint Venture, dated as of May 9, 2005, relating to the construction of the Gaylord National, including certain amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 5, 2006, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006, Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 11, 2007, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007, Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 7, 2008, and Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2008 (File No. 1-13079)).

10 .9	Settlement Agreement, dated March 9, 2009, by and between the Company and TRT Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009).

10 .10	Letter Agreement, dated March 9, 2009, by and between the Company and GAMCO Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 10, 2009).

10 .11	Purchase Agreement dated September 24, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .12	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .13	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .14	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .15	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .16	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .17	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .18	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .19	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .20	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche

EXHIBIT
NUMBER	DESCRIPTION
Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .21	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .22	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .23	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .24	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .25	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .26	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .27	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 29, 2009).

10 .28#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10 .29#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10 .30#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10 .31#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10 .32#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10 .33#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10 .34#	Employment Agreement of Michael D. Rose, dated May 1, 2004, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004 (File No. 1-13079)).

10 .35#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10 .36#	Form of Employment Agreement of each of David C. Kloeppel and John Caparella, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10 .37#	Form of Employment Agreement of each of Carter R. Todd and Mark Fioravanti, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10 .38*#	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel and Mark Fioravanti.

10 .39#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10 .40#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company

EXHIBIT
NUMBER	DESCRIPTION
pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10 .41#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10 .42#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10 .43#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).

10 .44*#	Summary of Director and Executive Officer Compensation.

10 .45#	Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).

10 .46#	Amendment No. 1 to Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10 .47#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10 .48#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10 .49#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006)

10 .50#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

10 .51#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008).

10 .52*#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan.

10 .53#	Form of Stock Option Cancellation Agreement between the Company and each of Colin V. Reed, David C. Kloeppel, Mark Fioravanti and Carter R. Todd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2009).

21 *	Subsidiaries of Gaylord Entertainment Company.

23 .1*	Consent of Independent Registered Public Accounting Firm.

31 .1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31 .2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32 .1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32 .2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Management contract or compensatory plan or arrangement.