Form 10-Q
period 2010-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2010-05-07
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $.01 par value	47,099,190 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2010
INDEX

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$216,690	$212,319

Operating expenses:
Operating costs	131,993	131,365
Selling, general and administrative	42,772	44,861
Depreciation and amortization	27,076	28,071

Operating income	14,849	8,022

Interest expense, net of amounts capitalized	(20,115)	(18,600)
Interest income	3,222	3,846
(Loss) income from unconsolidated companies	(73)	129
Net gain on extinguishment of debt	1,199	16,557
Other gains and (losses), net	(13)	(150)

(Loss) income before provision for income taxes and discontinued operations	(931)	9,804

Provision for income taxes	940	6,286

(Loss) income from continuing operations	(1,871)	3,518

Income (loss) from discontinued operations, net of income taxes	21	(91)

Net (loss) income	$(1,850)	$3,427

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.04)	$0.09
Income (loss) from discontinued operations, net of income taxes	—	(0.01)

Net (loss) income	$(0.04)	$0.08

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.04)	$0.09
Income (loss) from discontinued operations, net of income taxes	—	(0.01)

Net (loss) income	$(0.04)	$0.08

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$179,495	$180,033
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $874 and $977, respectively	49,834	40,917
Deferred income taxes	1,740	2,525
Other current assets	82,921	80,888
Current assets of discontinued operations	63	63

Total current assets	315,203	305,576

Property and equipment, net of accumulated depreciation	2,128,572	2,149,814
Notes receivable, net of current portion	132,233	142,311
Long-term deferred financing costs	16,528	18,081
Other long-term assets	46,803	45,241

Total assets	$2,639,339	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,279	$1,814
Accounts payable and accrued liabilities	150,365	151,863
Estimated fair value of derivative liabilities	270	—
Current liabilities of discontinued operations	571	669

Total current liabilities	153,485	154,346

Long-term debt and capital lease obligations, net of current portion	1,152,291	1,176,874
Deferred income taxes	101,151	100,590
Estimated fair value of derivative liabilities	24,397	25,661
Other long-term liabilities	128,506	124,421
Long-term liabilities of discontinued operations	451	447
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 47,050 and 46,990 shares issued and outstanding, respectively	470	470
Additional paid-in capital	883,102	881,512
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	232,878	234,728
Accumulated other comprehensive loss	(32,793)	(33,427)

Total stockholders’ equity	1,079,058	1,078,684

Total liabilities and stockholders’ equity	$2,639,339	$2,661,023

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(1,850)	$3,427
Amounts to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
(Income) loss from discontinued operations, net of taxes	(21)	91
Loss (income) from unconsolidated companies	73	(129)
Provision for deferred income taxes	1,424	7,573
Depreciation and amortization	27,076	28,071
Amortization of deferred financing costs	1,314	1,138
Amortization of discount on convertible notes	2,802	—
Stock-based compensation expense	1,675	1,752
Excess tax benefit from stock-based compensation	(134)	—
Net gain on extinguishment of debt	(1,199)	(16,557)
Loss on sales of long-lived assets	13	236
Changes in:
Trade receivables	(8,917)	(11,929)
Interest receivable	4,866	(3,741)
Accounts payable and accrued liabilities	(528)	(10,221)
Other assets and liabilities	1,139	(4,392)

Net cash flows provided by (used in) operating activities — continuing operations	27,733	(4,681)
Net cash flows (used in) provided by operating activities — discontinued operations	(55)	5

Net cash flows provided by (used in) operating activities	27,678	(4,676)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,181)	(21,821)
Collection of notes receivable	4,025	12,715
Other investing activities	(2,307)	(344)

Net cash flows used in investing activities — continuing operations	(3,463)	(9,450)
Net cash flows provided by investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(3,463)	(9,450)

Cash Flows from Financing Activities:
Net borrowings under credit facility	—	75,000
Repurchases of senior notes	(25,082)	(37,180)
Purchases of treasury stock	—	(4,599)
Proceeds from exercise of stock option and purchase plans	381	—
Excess tax benefit from stock-based compensation	134	—
Other financing activities, net	(186)	(144)

Net cash flows (used in) provided by financing activities — continuing operations	(24,753)	33,077
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows (used in) provided by financing activities	(24,753)	33,077

Net change in cash and cash equivalents	(538)	18,951
Cash and cash equivalents — unrestricted, beginning of period	180,033	1,043

Cash and cash equivalents — unrestricted, end of period	$179,495	$19,994

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.
The Company analyzes its variable interests, including loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity (“VIE”). This analysis primarily includes a qualitative review, which is based on a review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. This analysis is also used to determine if the Company must consolidate the VIE as the primary beneficiary.
Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation. Intangible assets (net of accumulated amortization), goodwill, indefinite lived intangible assets and investments in the amounts of $0.1 million, $0.3 million, $1.5 million and $0.1 million, respectively, at December 31, 2009 have been included in other long-term assets in the accompanying condensed consolidated balance sheet.
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In June 2009, the Financial Accounting Standards Board (“FASB”) modified FASB Accounting Standards Codification (“ASC”) 810, “Consolidation” (“Topic 810”) to amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE. This modification requires a qualitative analysis, rather than a quantitative analysis, that considers who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, as well as an assessment of who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This modification also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a VIE was required only when specific events occurred. The Company adopted the provisions of this statement in the first quarter of 2010, and the adoption of Topic 810 did not have a material impact on its consolidated financial position or results of operations. See Note 1 and Note 13 for additional disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Topic 820, “Fair Value Measurements and Disclosures,” to require more detailed disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, including the amounts and reasons for the transfers. Level 3 fair value measurements should present separate information about purchases, sales, issuances and settlements. In addition, this ASU requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, defined as a subset of assets or liabilities within a line item in the statement of financial position, as well as disclosures about the valuation techniques and inputs used to measure fair value in either Level 2 or Level 3. The disclosure requirements related to the Level 3 fair value measurement activities will be effective for the Company beginning in the first quarter of 2011, and the Company does not expect this requirement to have a material impact on its consolidated financial statements. The Company adopted the remaining disclosure requirements of this ASU in the first quarter of 2010, and the adoption did not have a material impact on the Company’s consolidated financial statements.
3. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding	47,011	40,906
Effect of dilutive stock options	—	216

Weighted average shares outstanding - assuming dilution	47,011	41,122

For the three months ended March 31, 2010, the effect of dilutive stock options was the equivalent of approximately 434,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 3,047,000 and 5,266,000 shares of common stock as of March 31, 2010 and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 7, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. In connection with the issuance of these notes, the Company entered into a warrant transaction with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of 13.2 million shares of the Company’s common stock. If the average closing price of the Company’s stock during the reporting period exceeds this strike price, these warrants will be dilutive. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. The warrants may only be settled in shares of the Company’s common stock.
4. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(1,850)	$3,427
Unrealized loss on natural gas swaps, net of deferred income tax provision (benefit) of $(105) and $(142)	(166)	(224)
Unrealized gain (loss) on interest rate swaps, net of deferred income tax provision (benefit) of $452 and $(90)	812	(302)
Other	(12)	(66)

Comprehensive (loss) income	$(1,216)	$2,835

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the three months ended March 31, 2010 is as follows (in thousands):

	Interest	Natural
	Rate	Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2009	$(16,481)	$—	$(16,481)
2010 changes in fair value, net of deferred taxes	812	(166)	646
Reclassification to earnings	—	—	—

Balance at March 31, 2010	$(15,669)	$(166)	$(15,835)

5. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at March 31, 2010 and December 31, 2009 is recorded at cost and summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Land and land improvements	$212,805	$212,953
Buildings	2,194,600	2,195,367
Furniture, fixtures and equipment	513,144	507,454
Construction in progress	33,675	34,664

	2,954,224	2,950,438
Accumulated depreciation	(825,652)	(800,624)

Property and equipment, net	$2,128,572	$2,149,814

Depreciation expense of continuing operations, including amortization of assets under capital lease obligations, was $25.1 million and $26.4 million for the three months ended March 31, 2010 and 2009, respectively.
6. NOTES RECEIVABLE:
In connection with the development of the Gaylord National Resort and Convention Center (“Gaylord National”), the Company is currently holding two issuances of bonds and will receive the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development of the Gaylord National. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.
During the three months ended March 31, 2010 and 2009, the Company recorded interest income of $3.2 million and $3.7 million, respectively, on these bonds, which each included $3.1 million of interest that accrued on the bonds subsequent to their delivery to the Company and $0.1 million and $0.6 million, respectively, related to amortization of the discount on the bonds. The Company received payments of $11.8 million and $12.6 million during the three months ended March 31, 2010 and 2009, respectively, relating to this note receivable.

7. DEBT:
The Company’s debt and capital lease obligations related to continuing operations at March 31, 2010 and December 31, 2009 consisted of (in thousands):

	March 31,	December 31,
	2010	2009
$1.0 Billion Credit Facility, interest and maturity as described below	$700,000	$700,000
Convertible Senior Notes, interest and maturity as described below, net of debt discount of $62,334 and $65,136	297,666	294,864
Senior Notes, interest at 6.75%, maturing November 15, 2014	154,180	180,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	1,000	1,000
Capital lease obligations	1,724	2,124

Total debt	1,154,570	1,178,688
Less amounts due within one year	(2,279)	(1,814)

Total long-term debt	$1,152,291	$1,176,874

As of March 31, 2010, the Company was in compliance with all of its covenants related to its debt.
$1.0 Billion Credit Facility
On July 25, 2008, the Company refinanced its previous $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 8, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
As of March 31, 2010, $700.0 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $8.9 million of letters of credit under the facility for the Company, which left $291.1 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing the Company’s senior notes).
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
The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During the three months ended March 31, 2010, the Company incurred cash interest expense of $3.4 million relating to the interest coupon on the Convertible Notes and non-cash interest expense of $2.8 million related to the amortization of the debt discount on the Convertible Notes. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of March 31, 2010, none of the conditions permitting conversion had been satisfied.
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
Repurchase of Senior Notes
During the three months ended March 31, 2010, the Company repurchased $26.5 million in aggregate principal amount of its outstanding 6.75% senior notes for $25.1 million. After adjusting for the write-off of $0.2 million in deferred financing costs and other costs, the Company recorded a pretax gain of $1.2 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.
During the three months ended March 31, 2009, the Company repurchased $59.9 million in aggregate principal amount of its outstanding senior notes ($39.9 million of 8% senior notes and $20.0 million of 6.75% senior notes) for $42.4 million, of which a portion was accrued at March 31, 2009. After adjusting for the write-off of $0.8 million in deferred financing costs and other costs, the Company recorded a pretax gain of $16.6 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
8. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates its interest rate swaps as cash flow hedges of variable rate borrowings and its natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. The Company had designated certain interest rate swaps of its fixed rate borrowings as fair value hedges prior to the termination of these interest rate swaps in the second quarter of 2009. All of the Company’s derivatives are held for hedging purposes. Prior to July 2009, a portion of the Company’s natural gas price swap contracts were considered economic hedges and did not qualify for hedge accounting. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.

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
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At March 31, 2010, the Company had nine variable to fixed natural gas price swap contracts that mature from April 2010 to December 2010 with an aggregate notional amount of approximately 792,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis. As these terms are currently highly correlated, there should be no gain (loss) from ineffectiveness recognized in income on these derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
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
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure on its fixed rate debt. The interest rate swap agreements utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its previously outstanding 8% senior notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. These agreements involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreements mirrored the terms of the 8% senior notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties, as permitted by the agreements, each opted to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May

15, 2009. Prior to the redemption of the 8% senior notes in 2009, the Company amortized the resulting $5.0 million gain on the swap agreements over the remaining term of the 8% senior notes using the effective interest method. As a result of the redemption of the 8% senior notes in 2009, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	Liability Derivatives
	March 31,	December
	2010	31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps — cash flow hedges	$24,397	$25,661
Natural gas swaps	270	—

Total derivatives designated as hedging instruments	$24,667	$25,661

Total derivatives not designated as hedging instruments	$—	$—

Total derivatives	$24,667	$25,661

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

		Amount of Loss
		Recognized in Income
Derivatives in Fair Value	Location of Loss Recognized in Income on	Three Months Ended
Hedging Relationships	Derivative	March 31, 2009
Interest rate swaps	Interest expense, net of amounts capitalized	$(1,235)

		Amount of Gain
		Recognized in Income
Hedged Items in Fair Value	Location of Gain Recognized in Income on	Three Months Ended
Hedging Relationships	Related Hedged Item	March 31, 2009
Fixed Rate Debt	Interest expense, net of amounts capitalized	$1,235

	Amount of Gain (Loss)
	Recognized in OCI on			Amount Reclassified from
	Derivative (Effective Portion)			Accumulated OCI into Income
	Three	Three		Three	Three
Derivatives in	Months	Months		Months	Months
Cash Flow	Ended	Ended	Location of Amount	Ended	Ended
Hedging	March 31,	March 31,	Reclassified from	March 31,	March 31,
Relationships	2010	2009	Accumulated OCI into Income	2010	2009
Interest rate swaps	$1,264	$(392)	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(270)	(367)	Operating costs	—	—

Total	$994	$(759)	Total	$—	$—

		Amount of Loss Recognized in Income on
		Derivative
Derivatives Not	Location of Loss	Three Months
Designated	Recognized in Income on	Ended March 31,	Three Months Ended
as Hedging Instruments	Derivative	2010	March 31, 2009
Natural gas swaps	Other gains and (losses), net	$—	$(98)
9. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Debt interest paid	$10,279	$10,657
Capitalized interest	(209)	(419)

Cash interest paid, net of capitalized interest	$10,070	$10,238

Net cash refunds of income tax payments for the three months ended March 31, 2010 and 2009 were $0.1 million and $3.9 million, respectively (net of cash payments of income taxes of $0 and $0, respectively).
10. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. During the three months ended March 31, 2010, the Company granted 497,996 stock options with a weighted-average grant-date fair value of $11.47. Including shares permitted under previous plans, at March 31, 2010 and December 31, 2009, there were 3,738,732 and 3,364,183 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. During the three months ended March 31, 2010, the Company granted

210,480 Restricted Stock Awards with a weighted-average grant-date fair value of $20.08. At March 31, 2010 and December 31, 2009, Restricted Stock Awards of 471,750 and 318,768 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”), which cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. At both March 31, 2010 and December 31, 2009, LTIP Restricted Stock Units of 365,750 shares were outstanding.
Under the LTIP, in February 2008, the Company also granted selected executives and other key employees 650,000 stock options (“LTIP Stock Options”), which vested two to four years from the date of grant and had a term of ten years. The LTIP Stock Options were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, prior to August 6, 2009, the Company recorded compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award.
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Company’s 2006 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company determined that because the Cancelled Stock Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company recorded the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during the third quarter of 2009. At both March 31, 2010 and December 31, 2009, LTIP Stock Options of 76,666 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.7 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

11. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2010	2009
Interest cost	$1,188	$1,254
Expected return on plan assets	(1,197)	(962)
Amortization of net actuarial loss	519	906
Amortization of prior service cost	—	1

Total net periodic pension expense	$510	$1,199

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2010	2009
Service cost	$17	$21
Interest cost	244	312
Amortization of net gain	(3)	—
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$197	$272

12. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax (loss) income was (101)% and 64% for the three months ended March 31, 2010 and 2009, respectively. Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the three months ended March 31, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances during the 2010 period, resulted in the change to the effective tax rate noted above.
As of March 31, 2010 and December 31, 2009, the Company had $16.0 million and $16.1 million of unrecognized tax benefits, respectively, of which $9.1 million and $8.0 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of March 31, 2010 and December 31, 2009, the Company had accrued $1.3 million and $1.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES:
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
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The guarantee of the $52.0 million senior loan was terminated in July 2009. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $3.0 million, which represents 18.1% of the $16.4 million of total debt that is subject to the guarantees. As of March 31, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. The Company has determined that Waipouli Holdings, LLC is a VIE, as the voting rights of the Company are not proportional to its right to receive the expected residual returns of the entity. The Company has determined that it is not the primary beneficiary of this VIE, as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings,

LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of March 31, 2010. As of March 31, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $1.0 million as of March 31, 2010. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of March 31, 2010, approximately 16% of the Company’s employees were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.
The Company, in the ordinary course of business, is involved in certain legal actions and claims on a variety of other matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.
14. FAIR VALUE MEASUREMENTS:
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
As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan investments	$11,895	$11,895	$—	$—

Total assets measured at fair value	$11,895	$11,895	$—	$—

Variable to fixed natural gas swaps	$270	$—	$270	$—
Variable to fixed interest rate swaps	24,397	—	24,397	—

Total liabilities measured at fair value	$24,667	$—	$24,667	$—

The remainder of the assets and liabilities held by the Company at March 31, 2010 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 6, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.6 million as of March 31, 2010. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $159 million as of March 31, 2010.
As more fully discussed in Note 7, the Company has $700.0 million in borrowings outstanding under the New $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $700.0 million in borrowings outstanding under the New $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $663 million as of March 31, 2010.
As more fully discussed in Note 7, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on March 31, 2010 was $297.7 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $316 million as of March 31, 2010.
As shown in Note 7, the Company has outstanding $154.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of these notes, based upon quoted market prices, was $149.2 million as of March 31, 2010.
The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

15. STOCKHOLDERS’ EQUITY:
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
Based on the terms of the Original Rights Agreement, as amended, the Rights will not be exercisable until the earlier of the following (the “Distribution Date”):
•	10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 22% or more of the Company’s outstanding common stock; or

•	10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer (other than a Qualified Offer as defined) which, if completed, would result in that person or group becoming an Acquiring Person.
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
Agreements with Stockholders
During the three months ended March 31, 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with two of its larger stockholders, and reimbursing certain expenses pursuant to one of the agreements of $0.9 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation. These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
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

16. EMPLOYEE SEVERANCE COSTS:
In the three months ended March 31, 2009, as part of the Company’s cost containment initiative, the Company eliminated approximately 350 employee positions, which included positions in all segments of the organization. As a result, the Company recognized approximately $4.5 million in severance costs in the three months ended March 31, 2009. These costs are comprised of operating costs and selling, general and administrative costs of $2.8 million and $1.7 million, respectively, for the three months ended March 31, 2009, in the accompanying condensed consolidated statements of operations.
17. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Gaylord National Resort and Convention Center and the Radisson Hotel at Opryland, as well as the Company’s ownership interests in two joint ventures;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, Corporate Magic, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands).

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Hospitality	$203,695	$200,647
Opry and Attractions	12,970	11,644
Corporate and Other	25	28

Total	$216,690	$212,319

Depreciation and amortization:
Hospitality	$23,219	$24,589
Opry and Attractions	1,367	1,114
Corporate and Other	2,490	2,368

Total	$27,076	$28,071

Operating income (loss):
Hospitality	$30,246	$26,151
Opry and Attractions	(868)	(2,508)
Corporate and Other	(14,529)	(15,621)

Total operating income	14,849	8,022
Interest expense, net of amounts capitalized	(20,115)	(18,600)
Interest income	3,222	3,846
(Loss) income from unconsolidated companies	(73)	129
Net gain on extinguishment of debt	1,199	16,557
Other gains and (losses), net	(13)	(150)

(Loss) income before provision for income taxes	$(931)	$9,804

18. SUBSEQUENT EVENTS:
The Gaylord Opryland Resort and Convention Center, which is located adjacent to the Cumberland River and is protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by the Company), and built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The resort is currently closed. While it is too early to determine how long the hotel will be closed, and thus, the financial impact on the Company, the Company believes it is reasonable to conclude that the hotel will likely be closed for several months. The Company carries business interruption and property insurance associated with flood damage with an aggregate limit of $50.0 million.
19. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the Company’s 6.75% senior notes. The Company’s 6.75% senior notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s 6.75% senior notes.
The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,592	$216,732	$—	$(1,634)	$216,690
Operating expenses:
Operating costs	—	132,003	—	(10)	131,993
Selling, general and administrative	5,334	37,475	—	(37)	42,772
Management fees	—	1,587	—	(1,587)	—
Depreciation and amortization	1,284	25,792	—	—	27,076

Operating (loss) income	(5,026)	19,875	—	—	14,849
Interest expense, net of amounts capitalized	(20,465)	(28,939)	—	29,289	(20,115)
Interest income	24,068	4,808	3,635	(29,289)	3,222
Loss from unconsolidated companies	—	(73)	—	—	(73)
Net gain on extinguishment of debt	1,199	—	—	—	1,199
Other gains and (losses), net	3	(16)	—	—	(13)

(Loss) income before (benefit) provision for income taxes	(221)	(4,345)	3,635	—	(931)
(Provision) benefit for income taxes	(656)	1,507	(1,791)	—	(940)
Equity in subsidiaries’ losses, net	(973)	—	—	973	—

(Loss) income from continuing operations	(1,850)	(2,838)	1,844	973	(1,871)
Income from discontinued operations, net of taxes	—	—	21	—	21

Net (loss) income	$(1,850)	$(2,838)	$1,865	$973	$(1,850)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,056	$212,311	$—	$(2,048)	$212,319
Operating expenses:
Operating costs	—	131,365	—	—	131,365
Selling, general and administrative	5,436	39,425	—	—	44,861
Management fees	—	2,048	—	(2,048)	—
Depreciation and amortization	1,379	26,692	—	—	28,071

Operating (loss) income	(4,759)	12,781	—	—	8,022
Interest expense, net of amounts capitalized	(19,148)	(28,891)	(82)	29,521	(18,600)
Interest income	6,223	23,689	3,455	(29,521)	3,846
Income from unconsolidated companies	—	129	—	—	129
Net gain on extinguishment of debt	16,557	—	—	—	16,557
Other gains and (losses), net	(1)	(149)	—	—	(150)

(Loss) income before (benefit) provision for income taxes	(1,128)	7,559	3,373	—	9,804
Benefit (provision) for income taxes	524	(5,361)	(1,449)	—	(6,286)
Equity in subsidiaries’ earnings, net	4,031	—	—	(4,031)	—

Income from continuing operations	3,427	2,198	1,924	(4,031)	3,518
Income (loss) from discontinued operations, net of taxes	—	23	(114)	—	(91)

Net income	$3,427	$2,221	$1,810	$(4,031)	$3,427

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$176,183	$3,312	$—	$—	$179,495
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	49,834	—	—	49,834
Deferred income taxes	331	646	763		1,740
Other current assets	29,596	53,451	—	(126)	82,921
Intercompany receivables, net	1,625,714	—	283,192	(1,908,906)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	1,832,974	107,243	284,018	(1,909,032)	315,203
Property and equipment, net of accumulated depreciation	45,415	2,083,157	—	—	2,128,572
Notes receivable, net of current portion	—	132,233	—	—	132,233
Long-term deferred financing costs	16,528	—	—	—	16,528
Other long-term assets	743,850	353,779	—	(1,050,826)	46,803

Total assets	$2,638,767	$2,676,412	$284,018	$(2,959,858)	$2,639,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,000	$1,279	$—	$—	$2,279
Accounts payable and accrued liabilities	28,838	121,948	—	(421)	150,365
Estimated fair value of derivative liabilities	270	—	—	—	270
Intercompany payables, net	—	1,826,465	82,441	(1,908,906)	—
Current liabilities of discontinued operations	—	—	571	—	571

Total current liabilities	30,108	1,949,692	83,012	(1,909,327)	153,485
Long-term debt and capital lease obligations, net of current portion	1,151,847	444	—	—	1,152,291
Deferred income taxes	(26,368)	126,785	734	—	101,151
Estimated fair value of derivative liabilities	24,397	—	—	—	24,397
Other long-term liabilities	54,731	73,480	—	295	128,506
Long-term liabilities of discontinued operations	—	—	451	—	451
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	883,102	1,088,457	(47,521)	(1,040,936)	883,102
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	557,872	(564,834)	247,341	(7,501)	232,878
Other stockholders’ equity	(32,793)	—	—	—	(32,793)

Total stockholders’ equity	1,404,052	526,011	199,821	(1,050,826)	1,079,058

Total liabilities and stockholders’ equity	$2,638,767	$2,676,412	$284,018	$(2,959,858)	$2,639,339

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$175,871	$4,162	$—	$—	$180,033
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	40,917	—	—	40,917
Deferred income taxes	331	1,431	763	—	2,525
Other current assets	29,653	51,361	—	(126)	80,888
Intercompany receivables, net	1,629,974	—	279,626	(1,909,600)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	1,836,979	97,871	280,452	(1,909,726)	305,576
Property and equipment, net of accumulated depreciation	47,317	2,102,497	—	—	2,149,814
Notes receivable, net of current portion	—	142,311	—	—	142,311
Long-term deferred financing costs	18,081	—	—	—	18,081
Other long-term assets	743,157	353,883	—	(1,051,799)	45,241

Total assets	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,000	$814	$—	$—	$1,814
Accounts payable and accrued liabilities	13,585	138,568	—	(290)	151,863
Intercompany payables, net	—	1,828,124	81,476	(1,909,600)	—
Current liabilities of discontinued operations	—	—	669	—	669

Total current liabilities	14,585	1,967,506	82,145	(1,909,890)	154,346
Long-term debt and capital lease obligations, net of current portion	1,175,564	1,310	—	—	1,176,874
Deferred income taxes	(28,574)	129,260	(96)	—	100,590
Estimated fair value of derivative liabilities	25,661	—	—	—	25,661
Other long-term liabilities	54,620	69,637	—	164	124,421
Long-term liabilities of discontinued operations	—	—	447	—	447
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	881,512	1,088,457	(47,521)	(1,040,936)	881,512
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	559,722	(561,996)	245,476	(8,474)	234,728
Accumulated other comprehensive loss	(33,427)	—	—	—	(33,427)

Total stockholders’ equity	1,403,678	528,849	197,956	(1,051,799)	1,078,684

Total liabilities and stockholders’ equity	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$25,988	$1,690	$55	$—	$27,733
Net cash used in discontinued operating activities	—	—	(55)	—	(55)

Net cash provided by operating activities	25,988	1,690	—	—	27,678

Purchases of property and equipment	(15)	(5,166)	—	—	(5,181)
Collection of notes receivable	—	4,025	—	—	4,025
Other investing activities	(1,094)	(1,213)	—	—	(2,307)

Net cash used in investing activities — continuing operations	(1,109)	(2,354)	—	—	(3,463)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,109)	(2,354)	—	—	(3,463)

Repurchases of senior notes	(25,082)	—	—	—	(25,082)
Proceeds from exercise of stock option and purchase plans	381	—	—	—	381
Excess tax benefit from stock based compensation	134	—	—	—	134
Other financing activities, net	—	(186)	—	—	(186)

Net cash used in financing activities — continuing operations	(24,567)	(186)	—	—	(24,753)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	(24,567)	(186)	—	—	(24,753)

Net change in cash and cash equivalents	312	(850)	—	—	(538)
Cash and cash equivalents at beginning of year	175,871	4,162	—	—	180,033

Cash and cash equivalents at end of year	$176,183	$3,312	$—	$—	$179,495

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(12,388)	$7,712	$(5)	$—	$(4,681)
Net cash provided by discontinued operating activities	—	—	5	—	5

Net cash (used in) provided by operating activities	(12,388)	7,712	—	—	(4,676)

Purchases of property and equipment	(314)	(21,507)	—	—	(21,821)
Collection of notes receivable	—	12,715	—	—	12,715
Other investing activities	(17)	(327)	—	—	(344)

Net cash used in investing activities — continuing operations	(331)	(9,119)	—	—	(9,450)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(331)	(9,119)	—	—	(9,450)

Net borrowings under credit facility	75,000	—	—	—	75,000
Repurchases of senior notes	(37,180)	—	—	—	(37,180)
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Other financing activities, net	(14)	(130)	—	—	(144)

Net cash provided by (used in) financing activities — continuing operations	33,207	(130)	—	—	33,077
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	33,207	(130)	—	—	33,077

Net change in cash and cash equivalents	20,488	(1,537)	—	—	18,951
Cash and cash equivalents at beginning of year	(5,724)	6,767	—	—	1,043

Cash and cash equivalents at end of year	$14,764	$5,230	$—	$—	$19,994

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 or described from time to time in our other reports filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels, and increases in groups not fulfilling the minimum number of room nights originally contract for, or rooms attrition. In recent quarters, we have begun to see stabilization in our industry and specifically in our business, as further discussed below. While we continue to focus our sales and marketing efforts on booking rooms in 2010, in addition to later years, there can be no assurance that we can continue to achieve improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economic slowdown continues for a significant period or becomes worse.
The Gaylord Opryland Resort and Convention Center, which is located adjacent to the Cumberland River and is protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by us), and built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. The resort is currently closed. While it is too early to determine how long the hotel will be closed, and thus, the financial impact on us, we believe it is reasonable to conclude that the hotel will likely be closed for several months. We carry business interruption and property insurance associated with flood damage with an aggregate limit of $50.0 million. We expect to incur significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, may exceed the coverage under the Company’s insurance policies. It is likely that financial results for the Gaylord Opryland Resort and Convention Center and, thus the Company, will be impacted for at least the next two quarters.

See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, as well as Part II, Item 1A, “Risk Factors” below, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.
Recent Events
Repurchase of Senior Notes. During the three months ended March 31, 2010, we repurchased $26.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $25.1 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.2 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Labor Union Activity. As of March 31, 2010, approximately 1,448 employees at Gaylord National were represented by labor unions, and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees. As a result, we anticipate an increase in labor and benefit costs in 2010.
Development Update
We invested heavily in our operations during 2007 and 2008, primarily in connection with continued improvements of Gaylord Opryland, and the construction of Gaylord National beginning in 2005 and continuing through 2008. Our investments in 2009 consisted primarily of ongoing maintenance capital expenditures for our existing properties. Our investments in 2010 are also expected to consist primarily of ongoing maintenance capital expenditures for our existing properties and capital expenditures associated with the flood damage and reopening of Gaylord Opryland.
As described above in Note 13 to our condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion of Gaylord Opryland. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy, the availability of attractive financing, and the restoration needs of Gaylord Opryland. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”), as well as our ownership interests in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, our Corporate Magic event planning business, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2010 and 2009, our total revenues were divided among these business segments as follows:

	Three months ended
	March 31,
Segment	2010	2009
Hospitality	94.0%	94.5%
Opry and Attractions	6.0%	5.5%
Corporate and Other	0.0%	0.0%
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
Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months ended March 31, 2010 and 2009. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited
	Three Months ended March 31,
	2010	%	2009	%
Income Statement Data:
REVENUES:
Hospitality	$203,695	94.0%	$200,647	94.5%
Opry and Attractions	12,970	6.0%	11,644	5.5%
Corporate and Other	25	0.0%	28	0.0%

Total revenues	216,690	100.0%	212,319	100.0%

OPERATING EXPENSES:
Operating costs	131,993	60.9%	131,365	61.9%
Selling, general and administrative	42,772	19.7%	44,861	21.1%
Depreciation and amortization:
Hospitality	23,219	10.7%	24,589	11.6%
Opry and Attractions	1,367	0.6%	1,114	0.5%
Corporate and Other	2,490	1.1%	2,368	1.1%

Total depreciation and amortization	27,076	12.5%	28,071	13.2%

Total operating expenses	201,841	93.1%	204,297	96.2%

OPERATING INCOME (LOSS):
Hospitality	30,246	14.8%	26,151	13.0%
Opry and Attractions	(868)	-6.7%	(2,508)	-21.5%
Corporate and Other	(14,529)	(A )	(15,621)	(A )

Total operating income	14,849	6.9%	8,022	3.8%
Interest expense, net of amounts capitalized	(20,115)	(B )	(18,600)	(B )
Interest income	3,222	(B )	3,846	(B )
(Loss) income from unconsolidated companies	(73)	(B )	129	(B )
Net gain on extinguishment of debt	1,199	(B )	16,557	(B )
Other gains and (losses), net	(13)	(B )	(150)	(B )
Provision for income taxes	(940)	(B )	(6,286)	(B )
Income (loss) from discontinued operations, net	21	(B )	(91)	(B )
Net (loss) income	$(1,850)	(B )	$3,427	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of total revenue because they have no relationship to total revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2010 and 2009 (in thousands, except percentages and per share data):

		Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$216,690	$212,319	2.1%
Total operating expenses	201,841	204,297	-1.2%
Operating income	14,849	8,022	85.1%
Net (loss) income	(1,850)	3,427	-154.0%
Net (loss) income per share — fully diluted	(0.04)	0.08	-150.0%
Total Revenues
The increase in our total revenues for the three months ended March 31, 2010, as compared to the same period in 2009, is attributable to an increase in our Hospitality segment revenues of $3.0 million for the 2010 period and an increase in our Opry and Attractions segment revenue of $1.3 million for the 2010 period, as discussed more fully below.
Total Operating Expenses
The decrease in our total operating expenses for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to the 2009 period including $4.5 million in severance costs associated with our cost containment initiative, as discussed more fully below.
Operating Income
The increase in our operating income for the three months ended March 31, 2010, as compared to the same period in 2009, was due primarily to the 2009 period including $4.5 million in severance costs associated with our cost containment initiative, as well as increased revenues during 2010, as more fully described below.
Net (Loss) Income
Our net loss of $1.9 million for the three months ended March 31, 2010, as compared to net income of $3.4 million for the same period in 2009, was due primarily to the increase in our operating income described above, offset by the following factors:
•	A $15.4 million decrease in our net gain on the extinguishment of debt for the three months ended March 31, 2010, as compared to the same period in 2009, relating to the repurchase of a portion of our senior notes, described more fully below, which served to decrease our net income.

•	A decrease in our provision for income taxes of $5.3 million for the three months ended March 31, 2010, as compared to the same period in 2009, described more fully below, which served to increase our net income.

•	A $1.5 million increase in our interest expense, net of amounts capitalized, for the three months ended March 31, 2010, as compared to the same period in 2009, as described more fully below, which served to decrease our net income.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	Increased occupancy levels (an increase of 6.6 percentage points of occupancy for the three months ended March 31, 2010, as compared to the same period in 2009) resulting from increased levels of group business during the period, offset by lower ADR during the period (a decrease of 10.3% for the three months ended March 31, 2010, as compared to the same period in 2009), due primarily to continued pressure on room rates. This combination, when combined with increased outside-the-room spending, resulted in slightly decreased RevPAR, but increased Total RevPAR for the three months ended March 31, 2010, as compared to the same period in 2009.

•	Decreased attrition and cancellation levels for the three months ended March 31, 2010, as compared to the same period in 2009, which increased our operating income, RevPAR and Total RevPAR. Attrition for the 2010 period was 10.6% of bookings, compared to 17.0% for the 2009 period.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2010 and 2009 (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2010	2009	% Change
Hospitality revenue (1)	$203,695	$200,647	1.5%
Hospitality operating expenses:
Operating costs	120,972	120,080	0.7%
Selling, general and administrative	29,258	29,827	-1.9%
Depreciation and amortization	23,219	24,589	-5.6%

Total Hospitality operating expenses	173,449	174,496	-0.6%

Hospitality operating income	$30,246	$26,151	15.7%

Hospitality performance metrics:
Occupancy	67.9%	61.3%	10.8%
ADR	$165.86	$184.96	-10.3%
RevPAR (2)	$112.62	$113.32	-0.6%
Total RevPAR (3)	$279.59	$275.41	1.5%
Net Definite Room Nights Booked	360,000	107,000	236.4%

(1)	Hospitality results and performance metrics include the results of our Gaylord hotels and our Radisson Hotel for all periods presented.

(2)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(3)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
The increase in total Hospitality segment revenue in the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to increased occupancy rates and increased outside-the-room spending resulting from higher levels of group business during the period.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months ended March 31, 2010, as compared to the same period in 2009, is primarily attributable to an increase at Gaylord National and a slight increase at Gaylord Texan, offset by a decrease in operating expenses at each of our other Hospitality segment properties, as described below.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased slightly in the three months ended March 31, 2010, as compared to the same period in 2009, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased slightly in the three months ended March 31, 2010, as compared to the same period in 2009, as described below.

Total Hospitality segment depreciation and amortization expense decreased in the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of a decrease at Gaylord Palms due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2002 becoming fully depreciated during the 2010 period.
Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2010 and 2009.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$54,669	$54,522	0.3%
Operating expense data:
Operating costs	34,561	36,932	-6.4%
Selling, general and administrative	7,443	8,505	-12.5%
Hospitality performance metrics:
Occupancy	62.7%	58.3%	7.5%
ADR	$143.08	$155.52	-8.0%
RevPAR	$89.67	$90.64	-1.1%
Total RevPAR	$210.99	$210.42	0.3%
Total revenue increased slightly at Gaylord Opryland in the three months ended March 31, 2010, as compared to the same period in 2009, due to a combination of increased occupancy, primarily corporate groups, and increased outside-the-room spending, partially offset by lower ADR, primarily due to continued pressure on room rates, and lower collection of attrition and cancellation fees. RevPAR and Total RevPAR remained fairly stable during the 2010 period.
Operating costs at Gaylord Opryland in the three months ended March 31, 2010, as compared to the same period in 2009, decreased primarily due to the 2009 period including severance costs associated with the Company’s cost containment initiative that did not recur in 2010. Selling, general and administrative expenses at Gaylord Opryland decreased in the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to reductions in employment costs and overall expense reductions associated with the Company’s cost containment initiative.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$43,317	$45,904	-5.6%
Operating expense data:
Operating costs	23,106	24,123	-4.2%
Selling, general and administrative	7,113	7,329	-2.9%
Hospitality performance metrics:
Occupancy	74.2%	68.8%	7.8%
ADR	$176.84	$197.70	-10.6%
RevPAR	$131.24	$135.95	-3.5%
Total RevPAR	$342.31	$362.77	-5.6%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to the combination of increased occupancy during the period, primarily associations, offset by a lower ADR, primarily due to a recent increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during the 2010 period.
Operating costs at Gaylord Palms in the three months ended March 31, 2010 decreased as compared to the same period in 2009, primarily due to the 2009 period including severance costs associated with our cost containment initiative. Selling, general and administrative expenses decreased slightly during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to lower employment costs.

     Gaylord Texan Results. The results of the Gaylord Texan for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$46,871	$42,396	10.6%
Operating expense data:
Operating costs	25,032	24,754	1.1%
Selling, general and administrative	5,964	5,334	11.8%
Hospitality performance metrics:
Occupancy	72.8%	61.2%	19.0%
ADR	$168.68	$185.38	-9.0%
RevPAR	$122.78	$113.38	8.3%
Total RevPAR	$344.67	$311.76	10.6%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to higher occupancy, partially offset by lower ADR, during the 2010 period, as the hotel experienced an increase in group business. This increase in group business also led to increases in banquet, catering and other outside-the-room spending at the hotel, which increased the hotel’s Total RevPAR for the period.
Operating costs at Gaylord Texan in the three months ended March 31, 2010, as compared to the same period in 2009, increased primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel. Selling, general and administrative expenses increased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to increased incentive compensation expense.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$57,523	$56,091	2.6%
Operating expense data:
Operating costs	37,486	33,241	12.8%
Selling, general and administrative	8,370	8,196	2.1%
Hospitality performance metrics:
Occupancy	70.5%	61.8%	14.1%
ADR	$192.50	$225.61	-14.7%
RevPAR	$135.77	$139.33	-2.6%
Total RevPAR	$320.21	$312.24	2.6%
Gaylord National revenue and Total RevPAR increased in the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of higher occupancy and higher outside-the-room spending during the 2010 period, primarily due to an increase in corporate groups. Gaylord National RevPAR decreased during the three months ended March 31, 2010, as compared to the same period in 2009, due to a decreased ADR during the 2010 period, primarily due to continued pressure on room rates and the 2009 period including an increased ADR due to the presidential inauguration.
Operating costs at Gaylord National in the three months ended March 31, 2010, as compared to the same period in 2009, increased primarily due to increased variable operating costs associated with the increase in occupancy, as well as higher employment costs as a result of new collective bargaining agreements. Selling, general and administrative expenses increased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to increased incentive compensation.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$12,970	$11,644	11.4%
Operating expense data:
Operating costs	8,554	8,729	-2.0%
Selling, general and administrative	3,917	4,309	-9.1%
Depreciation and amortization	1,367	1,114	22.7%

Operating loss	$(868)	$(2,508)	65.4%

The increase in revenues in the Opry and Attractions segment for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to increases in substantially all of our Opry and Attractions segment businesses.
The decrease in Opry and Attractions operating costs and selling, general and administrative costs in the three months ended March 31, 2010, as compared to the same period in 2009, was due primarily to the 2009 period including severance costs associated with our cost containment initiative.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2010	2009	% Change
Total revenues	$25	$28	-10.7%
Operating expense data:
Operating costs	2,467	2,556	-3.5%
Selling, general and administrative	9,597	10,725	-10.5%
Depreciation and amortization	2,490	2,368	5.2%

Operating loss	$(14,529)	$(15,621)	7.0%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, decreased in the three months ended March 31, 2010, as compared to the 2009 period, due primarily to lower software and hardware maintenance and consulting costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, also decreased in the three months ended March 31, 2010, as compared to 2009 period, due primarily to expenses incurred in the 2009 period associated with preparing for a proxy contest, settlement of the Company’s shareholder rights plan litigation, and $1.2 million in severance costs related to the Company’s cost containment initiative, which were not incurred in the 2010 period, partially offset by consulting costs incurred for a consulting project in the 2010 period. Corporate and Other depreciation and amortization expense increased in the three months ended March 31, 2010 as compared with the same period in 2009 primarily due to additional information technology equipment and software costs placed in service.

Non-Operating Results Affecting Net Income
General
The following table summarizes the other factors which affected our net income for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

		Three Months
	Ended March 31,
	2010	2009	% Change
Interest expense, net of amounts capitalized	$(20,115)	$(18,600)	-8.1%
Interest income	3,222	3,846	-16.2%
(Loss) income from unconsolidated companies	(73)	129	-156.6%
Net gain on extinguishment of debt	1,199	16,557	-92.8%
Other gains and (losses), net	(13)	(150)	91.3%
Provision for income taxes	940	6,286	-85.0%
Income (loss) from discontinued operations, net of taxes	21	(91)	123.1%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $1.5 million to $20.1 million (net of capitalized interest of $0.2 million) during the three months ended March 31, 2010, as compared to the same period in 2009, due primarily to an increase in interest expense associated with our convertible notes issued in the third quarter of 2009, partially offset by a decrease in interest expense associated with our remaining outstanding senior notes as a result of the repurchase of a portion of these notes during 2009 and 2010.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.6% and 6.0% for the three months ended March 31, 2010 and 2009, respectively.
Interest Income
The decrease in interest income during the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to the discount on a portion of the notes receivable that were received in connection with the development of Gaylord National becoming fully amortized into interest income during 2009.

(Loss) income from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months ended March 31, 2010 and 2009. (Loss) income from unconsolidated companies for the three months ended March 31, 2010 and 2009 consisted of equity method (loss) income from these investments as follows (in thousands, except percentages):

	Three Months
	Ended March 31,
	2010	2009	% Change
RHAC Holdings, LLC	$(73)	$129	-156.6%
Waipouli Holdings, LLC	—	—	0.0%

Total:	$(73)	$129	-156.6%

Net Gain on Extinguishment of Debt
During the three months ended March 31, 2010, we repurchased $26.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $25.1 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.2 million as a result of the repurchases.
During the three months ended March 31, 2009, we repurchased $59.9 million in aggregate principal amount of our outstanding senior notes ($39.9 million of 8% senior notes and $20.0 million of 6.75% senior notes) for $42.4 million, of which a portion was accrued at March 31, 2009. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $16.6 million as a result of the repurchases.
Other Gains and (Losses)
Our other gains and (losses) for the three months ended March 31, 2010 and 2009 primarily consisted of miscellaneous income and expense.
Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of March 31, 2010):

	Three Months
	Ended March 31,
	2010	2009
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	(35)	31
Change in treatment of Medicare Part D subsidies	(82)	—
Other	(19)	(2)

Effective tax rate	(101)%	64%

Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, we and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were previously reflected in our financial statements, this change required us to reduce the value of the related tax benefits recognized in our financial statements during the period the law was enacted. As a result, we recorded a one-time, non-cash tax charge of $0.8 million during the three months ended March 31, 2010 to reflect the impact of this change. This charge, as well as changes in our valuation allowances during the 2010 period, resulted in the change in effective tax rate shown above.
Income (Loss) from Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations, net of taxes, for the three months ended March 31, 2010 and 2009 primarily consisted of miscellaneous income and expense from our former ResortQuest business.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2010, our net cash flows provided by operating activities — continuing operations were $27.7 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $31.2 million, partially offset by unfavorable changes in working capital of approximately $3.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord Texan and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, partially offset by the receipt of a payment on the interest receivable related to the bonds that were received in connection with the development of Gaylord National, an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord Opryland and Gaylord Palms and an increase in interest payable, attributable to interest accrued on our senior notes and the Convertible Notes.
During the three months ended March 31, 2009, our net cash flows used in operating activities — continuing operations were $4.7 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $25.6 million, offset by unfavorable changes in working capital of approximately $30.3 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests at all of our hotels and a decrease in accrued expenses primarily related to the payment of accrued property taxes and accrued compensation. These unfavorable changes in working capital were partially offset by an increase in accrued interest on our senior notes.
Cash Flows From Investing Activities. During the three months ended March 31, 2010, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $5.2 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the three months ended March 31, 2010, primarily included ongoing maintenance capital expenditures for our existing properties.

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
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2010, our net cash flows used in financing activities were approximately $24.8 million, primarily reflecting the payment of $25.1 million to repurchase portions of our 6.75% senior notes.
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
Liquidity
As discussed above, Gaylord Opryland Resort and Convention Center is currently closed as a result of extensive flood damage. The Company’s New $1.0 Billion Credit Facility contains covenants regarding the continuance of business and the prompt repair of property damage which may apply in the event of an incident such as this. The New $1.0 Billion Credit Facility also contains financial covenants at levels that assume that all of its properties are operational. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the financial covenants. The Company currently believes it will be able to comply with the requirements in its New $1.0 Billion Credit Facility, but given the financial covenants, the risk exists that the Company may need to seek waivers of covenants or other amendments to its New $1.0 Billion Credit Facility in order to avoid a default.
As further described above, during September 2009, we issued $360 million in Convertible Notes and offered and sold six million shares of our common stock. Our total proceeds of these offerings, after deducting discounts, commissions, expenses and the cost of convertible note hedge transactions, was approximately $442.4 million. We used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes due 2013. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of Gaylord Palms and Gaylord Texan, capital expenditures associated with repairing the flood damage and reopening of Gaylord Opryland, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2010, but may incur capital expenditures to the extent not covered by insurance proceeds to repair the flood damage and reopen Gaylord Opryland. We do not expect any liquidity issues given our insurance proceeds, cash on hand, cash flow from our other operations and available borrowing capacity.
Principal Debt Agreements
$1.0 Billion Credit Facility. On July 25, 2008, we refinanced our previous $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “New $1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The New $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The New $1.0 Billion Credit Facility also includes an accordion feature that will allow us to increase the New $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. We entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We will be required to pay a commitment fee of 0.25% per year of the average unused portion of the New $1.0 Billion Credit Facility.
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
As of March 31, 2010, $700.0 million of borrowings were outstanding under the New $1.0 Billion Credit Facility, and the lending banks had issued $8.9 million of letters of credit under the facility for us, which left $291.1 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of March 31, 2010, none of the conditions permitting conversion had been satisfied.
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
As described above, during the three months ended March 31, 2010, we repurchased $26.5 million in aggregate principal amount of our outstanding 6.75% Senior Notes for $25.1 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.2 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash to finance the purchases and intend to consider additional repurchases of our 6.75% Senior Notes from time to time depending on market conditions.
As of March 31, 2010, we were in compliance with all of our covenants related to our debt.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 13 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which owns a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.9 million of letters of credit as of March 31, 2010 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2010, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,214,180	$—	$700,000	$514,180	$—
Capital leases	1,724	1,279	388	57	—
Promissory note payable to Nashville Predators	1,000	1,000	—	—	—
Construction commitments	23,582	23,582	—	—	—
Operating leases (1)	659,415	6,332	11,323	9,066	632,694

Total contractual obligations	$1,899,901	$32,193	$711,711	$523,303	$632,694

(1)	The total operating lease commitments of $659.4 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 9 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months ended March 31, 2010 and 2009.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2010, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $16.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no newly identified critical accounting policies in the first quarter of 2010 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 included herewith.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates, natural gas prices and equity prices and changes in asset values of investments that fund our pension plan.
Risk Related to Changes in Interest Rates
Borrowings outstanding under our New $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of our $1.0 billion credit facility, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our New $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our New $1.0 Billion Credit Facility as of March 31, 2010 would increase by approximately $2.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2010. As a result, the interest rate market risk implicit in these investments at March 31, 2010, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of March 31, 2010, we held nine variable to fixed natural gas price swaps with respect to the purchase of 792,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to nine months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $4.62 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of March 31, 2010 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the derivative liability associated with the fair value of our natural gas swaps outstanding as of March 31, 2010 would have decreased or increased by $0.3 million.
Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Note 7 to our condensed consolidated financial statements included herein. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.
Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. The convertible note hedge transactions involved us purchasing from four counterparties options to purchase approximately 13.2 million shares of our common stock at a price per share equal to the initial conversion price of the Convertible Notes. Separately we sold warrants to the same counterparties whereby they have the option to purchase 13.2 million shares of our common stock at a price of $32.70 per share. As a result of the convertible note hedge transactions and related warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our commons stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of March 31, 2010, the value of the investments in the pension fund was $61.9 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.2 million.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 13 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
The flood damage and rebuilding of Gaylord Opryland pose risks to the Company and its financial condition.
In May 2010, as previously announced, Gaylord Opryland suffered severe flood damage in unprecedented flooding in Davidson County, Tennessee, and the hotel is expected to be closed for an undetermined period of time, likely for several months. No assessment of the damage is available at this time, and the Company has withdrawn its 2010 financial guidance, given the likelihood that financial results of Gaylord Opryland and the Company will be affected for at least the second and third quarters of 2010. The Company carries business interruption and property insurance associated with flood damage with an aggregate limit of $50 million. The Company expects to incur significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, may exceed the coverage under the Company’s insurance policies. In addition, the Company will be subject to risks inherent in the construction process, including the risk of fluctuations in the costs of materials and labor and diversion of management time and attention. Other associated effects of the hotel closure may be the loss of experienced employees, the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined. The Company’s New $1.0 Billion Credit Facility contains covenants regarding the continuance of business and the prompt repair of property damage which may apply in the event of an incident such as this. The New $1.0 Billion Credit Facility also contains financial covenants at levels that assume that all of its properties are operational. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the financial covenants. The Company currently believes it will be able to comply with the requirements in its New $1.0 Billion Credit Facility, but given the financial covenants, the risk exists that the Company may need to seek waivers of covenants or other amendments to its New $1.0 Billion Credit Facility in order to avoid a default.
Recent healthcare legislation could adversely affect our results of operations.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. Among other things, the Health Reform Law contains provisions that will affect employer-sponsored health plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. These provisions may significantly raise our employee health benefits costs and/or alter the benefits we are required to provide. In the first quarter of 2010 we recorded a one-time, non-cash tax charge of $0.8 million to reflect the impact of the reduced tax benefits available to employers that receive the Medicare Part D subsidy. We are currently reviewing provisions of the Health Reform Law and their impact on our company-sponsored plans. Costs associated with compliance with the Health Reform Law are currently difficult to estimate, but we anticipate increased expenses relating to our company-sponsored plans. If we are not able to limit or offset future cost increases, those costs could have an adverse affect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1 – January 31, 2010	—	—	—	—
February 1 – February 28, 2010 (1)	736	$19.27	—	—
March 1 – March 31, 2010	—	—	—	—

Total	736	$19.27	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: May 7, 2010	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

10.1	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel and Mark Fioravanti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.2	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.