Form 10-Q
period 2010-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2010-08-06
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010

Common Stock, $.01 par value	47,164,024 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2010

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$183,879	$217,350	$398,360	$427,740

Operating expenses:
Operating costs	104,746	125,824	235,301	255,939
Selling, general and administrative	36,288	42,145	78,190	86,304
Casualty loss	31,347	—	31,347	—
Preopening costs	6,240	—	6,240	—
Depreciation and amortization	25,951	28,643	53,022	56,708

Operating (loss) income	(20,693)	20,738	(5,740)	28,789

Interest expense, net of amounts capitalized	(20,480)	(18,229)	(40,595)	(36,829)
Interest income	3,286	4,183	6,508	8,029
Income (loss) from unconsolidated companies	190	(12)	117	117
Net gain on extinguishment of debt	100	8,169	1,299	24,726
Other gains and (losses), net	(147)	3,654	(160)	3,504

(Loss) income before (benefit) provision for income taxes and discontinued operations	(37,744)	18,503	(38,571)	28,336

(Benefit) provision for income taxes	(11,697)	8,119	(10,722)	14,414

(Loss) income from continuing operations	(26,047)	10,384	(27,849)	13,922

Income (loss) from discontinued operations, net of income taxes	3,327	(333)	3,279	(444)

Net (loss) income	$(22,720)	$10,051	$(24,570)	$13,478

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.55)	$0.25	$(0.59)	$0.34
Income (loss) from discontinued operations, net of income taxes	0.07	—	0.07	(0.01)

Net (loss) income	$(0.48)	$0.25	$(0.52)	$0.33

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.55)	$0.25	$(0.59)	$0.34
Income (loss) from discontinued operations, net of income taxes	0.07	(0.01)	0.07	(0.01)

Net (loss) income	$(0.48)	$0.24	$(0.52)	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$183,302	$180,029
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $905 and $977, respectively	38,607	39,864
Insurance proceeds receivable	30,000	—
Income tax receivable	51,659	28,796
Estimated fair value of derivative assets	14	—
Deferred income taxes	1,806	2,525
Other current assets	51,267	50,768
Current assets of discontinued operations	63	2,444

Total current assets	357,868	305,576

Property and equipment, net of accumulated depreciation	2,086,024	2,149,782
Notes receivable, net of current portion	135,021	142,311
Long-term deferred financing costs	15,197	18,081
Other long-term assets	47,819	44,858
Long-term assets of discontinued operations	374	415

Total assets	$2,642,303	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,239	$1,814
Accounts payable and accrued liabilities	152,218	148,660
Estimated fair value of derivative liabilities	16	—
Current liabilities of discontinued operations	645	3,872

Total current liabilities	154,118	154,346

Long-term debt and capital lease obligations, net of current portion	1,153,166	1,176,874
Deferred income taxes	122,969	100,590
Estimated fair value of derivative liabilities	20,074	25,661
Other long-term liabilities	128,949	124,377
Long-term liabilities of discontinued operations	451	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 47,146 and 46,990 shares issued and outstanding, respectively	471	470
Additional paid-in capital	886,451	881,512
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	210,158	234,728
Accumulated other comprehensive loss	(29,905)	(33,427)

Total stockholders’ equity	1,062,576	1,078,684

Total liabilities and stockholders’ equity	$2,642,303	$2,661,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(24,570)	$13,478
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(3,279)	444
Income from unconsolidated companies	(117)	(117)
Provision for deferred income taxes	24,560	17,856
Depreciation and amortization	53,022	56,708
Amortization of deferred financing costs	2,638	2,256
Amortization of discount on convertible notes	5,722	—
Stock-based compensation expense	3,534	3,970
Excess tax benefit from stock-based compensation	(382)	—
Net gain on extinguishment of debt	(1,299)	(24,726)
Loss on impaired assets damaged in flood	41,541	—
Loss on sales of long-lived assets	281	223
Changes in:
Trade receivables	1,257	(3,005)
Interest receivable	1,663	(7,865)
Insurance proceeds receivable	(30,000)	—
Income tax receivable	(26,323)	(1,114)
Accounts payable and accrued liabilities	(7,546)	(7,426)
Other assets and liabilities	5,148	(2,614)

Net cash flows provided by operating activities — continuing operations	45,850	48,068
Net cash flows provided by (used in) operating activities — discontinued operations	729	(2,214)

Net cash flows provided by operating activities	46,579	45,854

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,372)	(34,929)
Collection of notes receivable	4,021	12,849
Other investing activities	(3,353)	(498)

Net cash flows used in investing activities — continuing operations	(15,704)	(22,578)
Net cash flows used in investing activities — discontinued operations	(1,422)	—

Net cash flows used in investing activities	(17,126)	(22,578)

Cash Flows from Financing Activities:
Net borrowings under credit facility	—	68,000
Repurchases of senior notes	(26,965)	(64,046)
Purchases of treasury stock	—	(4,599)
Proceeds from exercise of stock option and purchase plans	1,675	121
Excess tax benefit from stock-based compensation	382	—
Termination of interest rate swap on senior notes	—	5,000
Decrease in restricted cash and cash equivalents	—	7
Other financing activities, net	(1,272)	(417)

Net cash flows (used in) provided by financing activities — continuing operations	(26,180)	4,066
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows (used in) provided by financing activities	(26,180)	4,066

Net change in cash and cash equivalents	3,273	27,342
Cash and cash equivalents — unrestricted, beginning of period	180,029	1,036

Cash and cash equivalents — unrestricted, end of period	$183,302	$28,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. In addition, as further described below in Note 3, the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”) is currently closed. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations, as well as the impact of Gaylord Opryland, the Grand Ole Opry House and certain of the Company’s Nashville-based attractions being closed for varying periods of time.
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
Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation. Intangible assets (net of accumulated amortization), indefinite lived intangible assets and investments in the amounts of $0.1 million, $1.5 million and $0.1 million, respectively, at December 31, 2009 have been included in other long-term assets in the accompanying condensed consolidated balance sheet.
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In June 2009, the Financial Accounting Standards Board (“FASB”) modified FASB Accounting Standards Codification (“ASC”) 810, “Consolidation” (“Topic 810”), to amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE. This modification requires a qualitative analysis, rather than a quantitative analysis, that considers who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, as well as an assessment of who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This modification also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a VIE was required only when specific events occurred. The Company adopted the provisions of this statement in the first quarter of 2010, and the adoption of Topic 810 did not have a material impact on its consolidated financial position or results of operations. See Note 1 and Note 15 for additional disclosures.
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
3. NASHVILLE FLOOD:
On May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of the Company’s corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by the Company), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. Gaylord Opryland is currently closed, and the Company anticipates it to reopen in November. While the Grand Ole Opry has continued its schedule at alternative venues, including the Company-owned Ryman Auditorium, the Company anticipates the Grand Ole Opry House to reopen in October. Certain of the Company’s Nashville-based attractions were closed for a period of time, but reopened during June and July 2010. The Company has segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations.
Casualty Loss
During the three months and six months ended June 30, 2010, the Company recorded $81.3 million of expense and $50.0 million of insurance proceeds related to the Nashville Flood as casualty loss in the accompanying condensed consolidated statement of operations as follows (in thousands):

		Opry and	Corporate	Insurance
	Hospitality	Attractions	and Other	Proceeds	Total

Site remediation	$11,924	$2,391	$562	$—	$14,877
Impairment of property and equipment	30,244	5,163	6,134	—	41,541
Other asset write-offs	1,846	1,106	—	—	2,952
Non-capitalized repairs of buildings and equipment	1,406	1,494	66	—	2,966
Continuing costs during shut-down period	15,957	2,194	629	—	18,780
Other	117	77	37	—	231
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$61,494	$12,425	$7,428	$(50,000)	$31,347

All costs directly related to remediating the affected properties are included in casualty loss. Lost profits from the interruption of the various businesses are not reflected in the above table.
Site remediation began as soon as flood waters ceased to rise. Site remediation, as described herein, includes expenditures for outside contractors to perform water extraction, debris removal, humidity control, facility cleaning and sanitizing, and the establishment of temporary utilities.
Based on an ongoing assessment of the flood damage and necessary replacement of property and equipment, in connection with its preparation of financial information for the second quarter of 2010, the Company made a determination of the amount of the impairment charges in connection with the Nashville Flood. The gross carrying amount of property and equipment written down as a result of damage sustained from the Nashville

Flood, which included land improvements, buildings and furniture, fixtures and equipment, was $129.2 million, and the related accumulated depreciation of this property and equipment was $87.7 million, which resulted in total impairment charges of $41.5 million. As the Company continues its rebuilding efforts, additional write-offs of property and equipment may be necessary.
Other asset write-offs primarily include inventory items that were no longer able to be used or sold due to flood damage. Non-capitalized repairs of buildings and equipment primarily include the cost of repairs of items that did not require complete replacement.
The Company has also incurred operating costs at the affected properties during the period that the properties are closed. The Company has included continuing operating costs other than depreciation and amortization incurred through June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as casualty loss in the accompanying condensed consolidated statement of operations. The majority of these costs classified as casualty loss include employment costs ($12.2 million), equipment and facility rental ($2.3 million), property and other taxes ($1.3 million), consulting fees ($0.6 million), and insurance costs ($0.3 million).
Insurance Proceeds
At June 30, 2010, the Company had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During the three months and six months ended June 30, 2010, the Company received $20.0 million in insurance proceeds and received the remaining $30.0 million of proceeds in July 2010. Therefore, the Company has recorded $50.0 million in insurance proceeds as an offset to the net casualty loss in the accompanying condensed consolidated statement of operations. Effective July 1, 2010, the Company increased this per occurrence flood insurance to $100.0 million.
Preopening Costs
The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties will be closed, the Company has and will continue to incur costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred since June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as preopening costs in the accompanying condensed consolidated statement of operations. During the three months and six months ended June 30, 2010, the Company incurred $6.2 million in preopening costs. The majority of the costs classified as preopening costs include employment costs ($3.5 million), property and other taxes ($0.6 million), and supplies ($0.5 million).
4. DISCONTINUED OPERATIONS:
The Company has reflected the following businesses as discontinued operations. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented.
Corporate Magic
During the second quarter of 2010, in a continued effort to focus on its core Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its Corporate Magic business. On June 1, 2010, the Company completed the sale of Corporate Magic through the transfer of all of its equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by the

Company. In exchange for its equity interests in Corporate Magic, the Company received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the first quarter of 2011 through the fourth quarter of 2016. The Company recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. The Company recognized a pretax gain of $0.7 million related to the sale of Corporate Magic during the three months and six months ended June 30, 2010.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating (loss) income:
Corporate Magic	$(591)	$(389)	$(693)	$(420)
Other	94	(87)	124	(311)

Total operating loss	(497)	(476)	(569)	(731)

Interest expense	—	—	—	(1)
Interest income	5	—	5	—
Other gains and (losses):
Corporate Magic	656	—	656	—
Other	45	—	45	45

Income (loss) before benefit for income taxes	209	(476)	137	(687)

Benefit for income taxes	3,118	143	3,142	243

Income (loss) from discontinued operations	$3,327	$(333)	$3,279	$(444)

The benefit for income taxes for the three months and six months ended June 30, 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic. The full benefit on the sale was recorded at June 30, 2010, rather than allocated over the year, as the Company believes it more accurately reflects its operations.

The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of (in thousands):

	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents — unrestricted	$—	$4
Trade receivables	—	1,053
Other current assets	63	1,387

Total current assets	63	2,444

Property and equipment, net	—	32
Note receivable, net of discount	374	—
Goodwill	—	329
Other long-term assets	—	54

Total assets	$437	$2,859

Current liabilities:
Accounts payable and accrued liabilities	$645	$3,872

Total current liabilities	645	3,872

Other long-term liabilities	451	491

Total long-term liabilities	451	491

Total liabilities	$1,096	$4,363

5. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding	47,098	40,937	47,055	40,922
Effect of dilutive stock options	—	220	—	216

Weighted average shares outstanding — assuming dilution	47,098	41,157	47,055	41,138

For the three months and six months ended June 30, 2010, the effect of dilutive stock options was the equivalent of approximately 569,000 and 484,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 2,012,000 and 5,034,000 shares of common stock as of June 30, 2010 and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 2,293,000 and 5,034,000 shares of common stock as of June 30, 2010 and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 9, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended June 30, 2010 was the equivalent of approximately 257,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended June 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
In connection with the issuance of these notes, the Company entered into warrant transactions with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of approximately 13.2 million shares of the Company’s common stock. If the average closing price of the Company’s stock during the reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock.
6. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the respective periods (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net (loss) income	$(22,720)	$10,051
Unrealized gain on natural gas swaps, net of deferred income tax provision of $105 and $378	162	601
Unrealized gain on interest rate swaps, net of deferred income tax provision of $1,577 and $1,024	2,758	1,841
Other	(32)	—

Comprehensive (loss) income	$(19,832)	$12,493

	Six Months Ended
	June 30,
	2010	2009
Net (loss) income	$(24,570)	$13,478
Unrealized (loss) gain on natural gas swaps, net of deferred income tax (benefit) provision of $0 and $236	(4)	377
Unrealized gain on interest rate swaps, net of deferred income tax provision of $2,029 and $934	3,570	1,539
Other	(44)	(66)

Comprehensive (loss) income	$(21,048)	$15,328

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the six months ended June 30, 2010 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2009	$(16,481)	$—	$(16,481)
2010 changes in fair value, net of deferred taxes	3,570	(93)	3,477
Reclassification to earnings	—	89	89

Balance at June 30, 2010	$(12,911)	$(4)	$(12,915)

7. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at June 30, 2010 and December 31, 2009 is recorded at cost and summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
Land and land improvements	$209,477	$212,953
Buildings	2,150,506	2,195,367
Furniture, fixtures and equipment	448,577	507,339
Construction in progress	52,467	34,664

	2,861,027	2,950,323
Accumulated depreciation	(775,003)	(800,541)

Property and equipment, net	$2,086,024	$2,149,782

The decrease in property and equipment at June 30, 2010, as compared to December 31, 2009, is primarily due to the write-off of property and equipment damaged in the Nashville Flood. As the Company continues its rebuilding efforts, additional write-offs of property and equipment may be necessary. Depreciation expense of continuing operations, including amortization of assets under capital lease obligations, was $24.0 million and $26.9 million for the three months ended June 30, 2010 and 2009, respectively, and was $49.1 million and $53.3 million for the six months ended June 30, 2010 and 2009, respectively.
8. NOTES RECEIVABLE:
In connection with the development of the Gaylord National Resort and Convention Center (“Gaylord National”), the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development of the Gaylord National. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.
During the three months ended June 30, 2010 and 2009, the Company recorded interest income of $3.2 million and $4.1 million, respectively, on these bonds, which each included $3.1 million of interest that accrued on the bonds and $0.1 million and $1.0 million, respectively, related to amortization of the discount on the bonds.
During the six months ended June 30, 2010 and 2009, the Company recorded interest income of $6.4 million and $7.9 million, respectively, on these bonds, which each included $6.2 million of interest that accrued on the bonds and $0.1 million and $1.6 million, respectively, related to amortization of the discount on the bonds. The

Company received payments of $11.8 million and $12.6 million during the six months ended June 30, 2010 and 2009, respectively, relating to these notes receivable.
9. DEBT:
The Company’s debt and capital lease obligations related to continuing operations at June 30, 2010 and December 31, 2009 consisted of (in thousands):

	June 30,	December 31,
	2010	2009
$1.0 Billion Credit Facility, interest and maturity as described below	$700,000	$700,000
Convertible Senior Notes, interest and maturity as described below, net of debt discount of $59,414 and $65,136	300,586	294,864
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	180,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	1,000	1,000
Capital lease obligations	639	2,124

Total debt	1,154,405	1,178,688
Less amounts due within one year	(1,239)	(1,814)

Total long-term debt	$1,153,166	$1,176,874

Giving effect to the waiver under the Company’s $1.0 billion credit facility further described below, as of June 30, 2010, the Company was in compliance with all of its covenants related to its debt.
$1.0 Billion Credit Facility
On July 25, 2008, the Company refinanced its previous $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “$1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 10, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the $1.0 Billion Credit Facility.
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
Effective May 19, 2010, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into a Conditional Waiver (the “Waiver”) which waived, subject to the terms and conditions of the Waiver, any default of the Company under Section 9.01(l) of the $1.0 Billion Credit Facility as a result of the cessation of operations with respect to Gaylord Opryland due to recent flood damage. The Waiver will expire on December 31, 2010 unless (a) the Company has substantially completed the restoration and/or rebuilding of the Gaylord Opryland and reopened the Gaylord Opryland for business and (b) all proceeds used to restore or rebuild the Gaylord Opryland come from insurance proceeds, cash on hand and/or availability under the Company’s revolving line of credit provided for in the $1.0 Billion Credit Facility.
As of June 30, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for the Company, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing the Company’s senior notes).
Convertible Senior Notes
During September 2009, the Company issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.
The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During the three months and six months ended June 30, 2010, the Company incurred cash interest expense of $3.4 million and $6.8 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of $2.9 million and $5.7 million, respectively, related to the amortization of the debt discount on the Convertible Notes. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of June 30, 2010, none of the conditions permitting conversion had been satisfied.
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
Repurchase of Senior Notes
During the three months and six months ended June 30, 2010, the Company repurchased $2.0 million and $28.5 million, respectively, in aggregate principal amount of its outstanding 6.75% senior notes for $1.9 million and $27.0 million, respectively. After adjusting for the write-off of $0.0 and $0.3 million, respectively, in deferred financing costs and other costs, the Company recorded a pretax gain of $0.1 million and $1.3 million, respectively, as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2010.
During the three months and six months ended June 30, 2009, the Company repurchased $28.3 million and $88.1 million, respectively, in aggregate principal amount of its outstanding senior notes ($21.3 million and $61.1 million, respectively, of 8% senior notes and $7.0 million and $27.0 million, respectively, of 6.75% senior notes) for $19.7 million and $62.1 million, respectively. After adjusting for the write-off of $0.4 million and $1.1 million, respectively, in deferred financing costs and other costs, the Company recorded a pretax gain of $8.2 million and $24.7 million, respectively, as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2009.

10. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates its interest rate swaps as cash flow hedges of variable rate borrowings and its natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. The Company had designated certain interest rate swaps of its fixed rate borrowings as fair value hedges prior to the termination of these interest rate swaps in the second quarter of 2009. Prior to July 2009, a portion of the Company’s natural gas price swap contracts were considered economic hedges and did not qualify for hedge accounting. All of the Company’s derivatives are held for hedging purposes. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period.
The interest rate swap agreement currently utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements match the critical terms of the borrowings under the term loan portion of the $1.0 Billion Credit Facility. Therefore, the Company has designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives match the terms of the underlying hedged items, there should be no gain (loss) from ineffectiveness recognized in income on derivatives unless there is a termination of the derivative or the forecasted transaction is determined to be unlikely to occur.
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At June 30, 2010, the Company had eighteen variable to fixed natural gas price swap contracts that mature from July 2010 to December 2011 with an aggregate notional amount of approximately 461,750 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.
The Company previously entered into six natural gas price swap contracts that were scheduled to mature from July 2010 to December 2010 to manage the price risk associated with a portion of the forecasted purchases of natural gas to be used at Gaylord Opryland. As a result of the Nashville Flood discussed above, the majority of these purchases were not going to be made. During June 2010, the Company terminated these contracts and recorded in other gains and losses in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2010.
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
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure on its fixed rate debt. The interest rate swap agreements utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its previously outstanding 8% senior notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. These agreements involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreements mirrored the terms of the 8% senior notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties, as permitted by the agreements, each opted to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Prior to the redemption of the 8% senior notes in 2009, the Company amortized the resulting $5.0 million gain on the swap agreements over the remaining term of the 8% senior notes using the effective interest method. As a result of the redemption of the 8% senior notes in 2009, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009. During the six months ended June 30, 2009, the Company recognized a loss on derivative of $1.2 million and a gain on the related hedged fixed rate debt of $1.2 million, both of which are recorded in interest expense, net of amounts capitalized, in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
		December 31,		December 31,
	June 30, 2010	2009	June 30, 2010	2009
Derivatives designated as hedging instruments:
Interest rate swaps — cash flow hedges	$—	$—	$20,063	$25,661
Natural gas swaps	14	—	27	—

Total derivatives designated as hedging instruments	$14	$—	$20,090	$25,661

Total derivatives not designated as hedging instruments	$—	$—	$—	$—

Total derivatives	$14	$—	$20,090	$25,661

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Gain Recognized in
	OCI on Derivative (Effective			Amount Reclassified from
Derivatives in	Portion)			Accumulated OCI into Income
Cash Flow	Three Months	Three Months		Three Months	Three Months
Hedging	Ended June 30,	Ended June 30,	Location of Amount Reclassified from	Ended June 30,	Ended June 30,
Relationships	2010	2009	Accumulated OCI into Income	2010	2009
Interest rate swaps	$4,334	$2,865	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	177	979	Other gains (losses), net	(89)	—

Total	$4,511	$3,844	Total	$(89)	$—

	Amount of Gain (Loss)
	Recognized in OCI on Derivative			Amount Reclassified from
Derivatives in	Portion)			Accumulated OCI into Income
Cash Flow	Six Months	Six Months		Six Months	Six Months
Hedging	Ended June 30,	Ended June 30,	Location of Amount Reclassified from	Ended June 30,	Ended June 30,
Relationships	2010	2009	Accumulated OCI into Income	2010	2009
Interest rate swaps	$5,598	$2,473	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(93)	613	Other gains (losses), net	(89)	—

Total	$5,505	$3,086	Total	$(89)	$—

Derivatives Not		Amount of Loss Recognized in Income on Derivative
Designated as		Three Months	Three Months	Six Months	Six Months
Hedging	Location of Loss Recognized in Income on	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Instruments	Derivatives	2010	2009	2010	2009
Natural gas swaps	Other gains and (losses), net	$202	$(8)	$202	$(106)
11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Debt interest paid	$22,387	$27,725	$32,666	$38,382
Capitalized interest	(156)	(408)	(365)	(827)

Cash interest paid, net of capitalized interest	$22,231	$27,317	$32,301	$37,555

Net cash refunds of income tax payments for the six months ended June 30, 2010 and 2009 were $8.2 million and $2.2 million, respectively (net of cash payments of income taxes of $1.3 and $1.6 million, respectively).
12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. During the three months and six months ended June 30, 2010, the Company granted 5,200 and 503,196 stock options, respectively, with a weighted-average grant-date fair value of $17.69 and $11.53, respectively. Including shares permitted under previous plans, at June 30, 2010 and December 31, 2009, there were 3,658,518 and 3,364,183 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. During the three months and six months ended June 30, 2010, the Company granted 35,050 and 245,530 Restricted Stock Awards, respectively, with a weighted-average grant-date fair value of $27.73 and $21.17, respectively. At June 30, 2010 and December 31, 2009, Restricted Stock Awards of 462,535 and 318,768 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”), which cliff vest at the end of their four-year term. The number of LTIP Restricted Stock Units that vest will be determined at the end of their term based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and only one-half of the LTIP Restricted Stock Units granted will vest at the end of their term. The Company is currently recording compensation expense equal to the fair value of one-half of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant. At both June 30, 2010 and December 31, 2009, LTIP Restricted Stock Units of 365,750 shares were outstanding.
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
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Company’s 2006 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company determined that because the Cancelled Stock Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company recorded the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during the third quarter of 2009. At both June 30, 2010 and December 31, 2009, LTIP Stock Options of 76,666 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $1.9 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively.
13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$1,188	$1,254	$2,376	$2,509
Expected return on plan assets	(1,197)	(961)	(2,394)	(1,922)
Amortization of net actuarial loss	519	906	1,038	1,811
Amortization of prior service cost	—	1	—	2

Total net periodic pension expense	$510	$1,200	$1,020	$2,400

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$17	$10	$34	$31
Interest cost	243	171	487	483
Amortization of net gain	(3)	—	(6)	—
Amortization of curtailment gain	(61)	(152)	(122)	(214)

Total net postretirement benefit expense	$196	$29	$393	$300

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax (loss) income was 31% and 44% for the three months ended June 30, 2010 and 2009, respectively. The Company’s decreased effective tax rate during the 2010 period was due primarily to changes in federal and state valuation allowances in each period.
The Company’s effective tax rate as applied to pre-tax (loss) income was 28% and 51% for the six months ended June 30, 2010 and 2009, respectively. Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the six months ended June 30, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances in each period, resulted in the change to the effective tax rate noted above.
As of June 30, 2010, the Company had a current income tax receivable of $51.7 million, which included amounts receivable pursuant to the initial filing of the Company’s 2009 federal income tax return of $20.6 million, as well as the Company’s estimate of the federal tax refund related to the casualty loss sustained for income tax purposes of approximately $31.1 million.
As of June 30, 2010 and December 31, 2009, the Company had $16.0 million and $16.1 million of unrecognized tax benefits, respectively, of which $9.1 million and $8.0 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of June 30, 2010 and December 31, 2009, the Company had accrued $1.5 million and $1.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.
15. COMMITMENTS AND CONTINGENCIES:
As further discussed in Note 3, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant damage as a result of the Nashville Flood. The Company plans to repair the damage to these facilities in order to reopen them at various dates during 2010. The Company has entered into several agreements with general contractors and other suppliers for the provision of certain remediation and construction services at the facilities damaged by the Nashville Flood. As of June 30, 2010, the Company had open commitments to pay $125.7 million under those agreements. The Company currently estimates that the total cost of the project to remediate and rebuild the facilities damaged by the Nashville Flood will be approximately $215-225 million, which includes the estimated costs for remediating and rebuilding the damaged facilities and capitalized interest, but excludes pre-opening costs. As of June 30, 2010, the Company has spent approximately $14.9 million (including capitalized interest, but excluding preopening costs) on this project. The Company also has commitments for maintenance capital expenditures and other projects planned prior to the Nashville Flood.
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
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC owns the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. (the “Kauai Hotel Lender”) consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC (collectively, the “Kauai Hotel Loans”). In connection with Waipouli Owner, LLC’s execution of the Kauai Hotel Loans, RREEF entered into three separate Guaranties of Recourse Obligations with the Kauai Hotel Lender whereby it guaranteed Waipouli Owner, LLC’s obligations under the Kauai Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by Waipouli Owner, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of Waipouli Owner, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Kauai Hotel, the Company entered into a Contribution Agreement with RREEF, whereby the Company agreed that, in the event that RREEF is required to make any payments pursuant to the terms of these guarantees, it will contribute to RREEF an amount equal to its pro rata share of any such guaranty payments. The guarantee of the $52.0 million senior loan was terminated in July 2009. The Company estimates that the maximum potential amount that the Company could be liable for under this contribution agreement is $3.0 million, which represents 18.1% of the $16.4 million of total debt that is subject to the guarantees. As of June 30, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee. Waipouli Owner, LLC is cooperating with the proposed sale of the property, directed by the mortgage lender, which will not result in any proceeds to Waipouli Owner, LLC. The Company has determined that Waipouli Holdings, LLC is a VIE, as the voting rights of the Company are not proportional to its right to receive the expected residual returns of the entity. The Company has determined that it is not the primary beneficiary of this VIE, as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance.
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. In connection with RHAC, LLC’s execution of the Waikiki Hotel Loans, IB-SIV, entered into two separate Guaranties of Recourse Obligations with the Waikiki Hotel Lender whereby it guaranteed RHAC, LLC’s obligations under the Waikiki Hotel Loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by RHAC, LLC, or (ii) in the event of bankruptcy or reorganization proceedings of RHAC, LLC. As a part of the joint venture arrangement and simultaneously with the closing of the purchase of the Waikiki Hotel, the Company entered into a Contribution Agreement with IB-SIV, whereby the Company agreed that, in the event that IB-SIV is required to make any payments pursuant to the terms of these guarantees, it will contribute to IB-SIV an amount equal to 19.9% of any such guaranty payments. The Company estimates that the maximum potential amount for which the Company could be liable under this contribution agreement is $20.9 million, which represents 19.9% of the $104.9 million of total debt that RHAC, LLC owes to the Waikiki Hotel Lender as of June 30, 2010. As of June 30, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.

On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $1.0 million as of June 30, 2010. The Company’s obligation to pay the outstanding amount under the note shall terminate immediately if, at any time before the note is paid in full, the Predators cease to be an NHL team playing their home games in Nashville, Tennessee. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of June 30, 2010, approximately 20% of the Company’s employees were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.
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
As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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
The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$11,895	$11,895	$—	$—
Variable to fixed natural gas swaps	14	—	14	—

Total assets measured at fair value	$11,909	$11,895	$14	$—

Variable to fixed natural gas swaps	$27	$—	$27	$—
Variable to fixed interest rate swaps	20,063	—	20,063	—

Total liabilities measured at fair value	$20,090	$—	$20,090	$—

The remainder of the assets and liabilities held by the Company at June 30, 2010 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 8, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of

$132.7 million as of June 30, 2010. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $159 million as of June 30, 2010.
As more fully discussed in Note 9, the Company has $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $667 million as of June 30, 2010.
As more fully discussed in Note 9, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on June 30, 2010 was $300.6 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $311 million as of June 30, 2010.
As shown in Note 9, the Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of these notes, based upon quoted market prices, was $145.3 million as of June 30, 2010.
The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
17. STOCKHOLDERS’ EQUITY:
Shareholder Rights Plan
On August 12, 2008, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (“Computershare”). Pursuant to the terms of the Original Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was payable on August 25, 2008 to the shareholders of record as of the close of business on August 25, 2008. The Original Rights Agreement was amended on March 9, 2009.
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
Agreements with Stockholders
During the six months ended June 30, 2009, the Company incurred various costs in connection with preparing for a proxy contest, reaching agreements with two of its larger stockholders, and reimbursing certain expenses pursuant to one of the agreements totaling $1.0 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation. These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
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
18. EMPLOYEE SEVERANCE COSTS:
In the three months and six months ended June 30, 2010, as a result of the Nashville Flood, the Company temporarily eliminated approximately 1,700 employee positions at Gaylord Opryland. As a result, the Company recognized approximately $2.3 million in severance costs in the three months and six months ended June 30, 2010. These costs are included in casualty loss in the accompanying condensed consolidated statement of operations. The Company anticipates rehiring the majority of these positions as Gaylord Opryland reopens.
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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Hospitality	$172,920	$200,505	$376,615	$401,152
Opry and Attractions	10,930	16,823	21,691	26,538
Corporate and Other	29	22	54	50

Total	$183,879	$217,350	$398,360	$427,740

Depreciation and amortization:
Hospitality	$22,443	$24,949	$45,662	$49,538
Opry and Attractions	1,058	1,265	2,420	2,373
Corporate and Other	2,450	2,429	4,940	4,797

Total	$25,951	$28,643	$53,022	$56,708

Operating income (loss):
Hospitality	$30,009	$32,877	$60,255	$59,028
Opry and Attractions	1,018	2,699	254	220
Corporate and Other	(14,133)	(14,838)	(28,662)	(30,459)
Casualty loss	(31,347)	—	(31,347)	—
Preopening costs	(6,240)	—	(6,240)	—

Total operating (loss) income	(20,693)	20,738	(5,740)	28,789
Interest expense, net of amounts capitalized	(20,480)	(18,229)	(40,595)	(36,829)
Interest income	3,286	4,183	6,508	8,029
Income (loss) from unconsolidated companies	190	(12)	117	117
Net gain on extinguishment of debt	100	8,169	1,299	24,726
Other gains and (losses), net	(147)	3,654	(160)	3,504

(Loss) income before (benefit) provision for income taxes	$(37,744)	$18,503	$(38,571)	$28,336

20. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the Company’s Convertible Notes and 6.75% senior notes. The Company’s Convertible Notes and 6.75% senior notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s Convertible Notes and 6.75% senior notes.
The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,682	$183,872	$—	$(1,675)	$183,879
Operating expenses:
Operating costs	—	104,746	—	—	104,746
Selling, general and administrative	4,366	31,922	—	—	36,288
Casualty loss	3,800	27,547	—	—	31,347
Preopening costs	—	6,240	—	—	6,240
Management fees	—	1,675	—	(1,675)	—
Depreciation and amortization	1,171	24,780	—	—	25,951

Operating loss	(7,655)	(13,038)	—	—	(20,693)
Interest expense, net of amounts capitalized	(20,789)	(29,131)	(155)	29,595	(20,480)
Interest income	24,143	5,015	3,723	(29,595)	3,286
Income from unconsolidated companies	—	190	—	—	190
Net gain on extinguishment of debt	100	—	—	—	100
Other gains and (losses), net	1	(148)	—	—	(147)

(Loss) income before (benefit) provision for income taxes	(4,200)	(37,112)	3,568	—	(37,744)
Benefit (provision) for income taxes	1,436	11,013	(752)	—	11,697
Equity in subsidiaries’ losses, net	(19,956)	—	—	19,956	—

(Loss) income from continuing operations	(22,720)	(26,099)	2,816	19,956	(26,047)
Income from discontinued operations, net of taxes	—	34	3,293	—	3,327

Net (loss) income	$(22,720)	$(26,065)	$6,109	$19,956	$(22,720)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,113	$217,345	$—	$(2,108)	$217,350
Operating expenses:
Operating costs	—	125,824	—	—	125,824
Selling, general and administrative	6,175	35,970	—	—	42,145
Management fees	—	2,108	—	(2,108)	—
Depreciation and amortization	1,346	27,297	—	—	28,643

Operating (loss) income	(5,408)	26,146	—	—	20,738
Interest expense, net of amounts capitalized	(18,768)	(29,409)	(85)	30,033	(18,229)
Interest income	6,146	24,531	3,539	(30,033)	4,183
Loss from unconsolidated companies	—	(12)	—	—	(12)
Net gain on extinguishment of debt	8,169	—	—	—	8,169
Other gains and (losses), net	51	3,603	—	—	3,654

(Loss) income before (benefit) provision for income taxes	(9,810)	24,859	3,454	—	18,503
Benefit (provision) for income taxes	4,194	(10,797)	(1,516)	—	(8,119)
Equity in subsidiaries’ earnings, net	15,667	—	—	(15,667)	—

Income (loss) from continuing operations	10,051	14,062	1,938	(15,667)	10,384
Income (loss) from discontinued operations, net of taxes	—	(250)	(83)	—	(333)

Net income	$10,051	$13,812	$1,855	$(15,667)	$10,051

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$3,274	$398,395	$—	$(3,309)	$398,360
Operating expenses:
Operating costs	—	235,311	—	(10)	235,301
Selling, general and administrative	9,700	68,527	—	(37)	78,190
Casualty loss	3,800	27,547	—	—	31,347
Preopening costs	—	6,240	—	—	6,240
Management fees	—	3,262	—	(3,262)	—
Depreciation and amortization	2,455	50,567	—	—	53,022

Operating (loss) income	(12,681)	6,941	—	—	(5,740)
Interest expense, net of amounts capitalized	(41,254)	(58,070)	(155)	58,884	(40,595)
Interest income	48,211	9,823	7,358	(58,884)	6,508
Income from unconsolidated companies	—	117	—	—	117
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses), net	4	(164)	—	—	(160)

(Loss) income before (benefit) provision for income taxes	(4,421)	(41,353)	7,203	—	(38,571)
Benefit (provision) for income taxes	780	12,485	(2,543)	—	10,722
Equity in subsidiaries’ losses, net	(20,929)	—	—	20,929	—

(Loss) income from continuing operations	(24,570)	(28,868)	4,660	20,929	(27,849)
Income from discontinued operations, net of taxes	—	34	3,245	—	3,279

Net (loss) income	$(24,570)	$(28,834)	$7,905	$20,929	$(24,570)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$4,169	$427,727	$—	$(4,156)	$427,740
Operating expenses:
Operating costs	—	255,939	—	—	255,939
Selling, general and administrative	11,611	74,693	—	—	86,304
Management fees	—	4,156	—	(4,156)	—
Depreciation and amortization	2,725	53,983	—	—	56,708

Operating (loss) income	(10,167)	38,956	—	—	28,789
Interest expense, net of amounts capitalized	(37,916)	(58,300)	(167)	59,554	(36,829)
Interest income	12,369	48,220	6,994	(59,554)	8,029
Income from unconsolidated companies	—	117	—	—	117
Net gain on extinguishment of debt	24,726	—	—	—	24,726
Other gains and (losses), net	50	3,454	—	—	3,504

(Loss) income before (benefit) provision for income taxes	(10,938)	32,447	6,827	—	28,336
Benefit (provision) for income taxes	4,718	(16,167)	(2,965)	—	(14,414)
Equity in subsidiaries’ earnings, net	19,698	—	—	(19,698)	—

Income from continuing operations	13,478	16,280	3,862	(19,698)	13,922
Income (loss) from discontinued operations, net of taxes	—	(247)	(197)	—	(444)

Net income	$13,478	$16,033	$3,665	$(19,698)	$13,478

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$175,392	$7,910	$—	$—	$183,302
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	38,607	—	—	38,607
Insurance proceeds receivable	—	30,000	—	—	30,000
Income taxes receivable	51,659	—	—	—	51,659
Estimated fair value of derivative assets	14	—	—	—	14
Deferred income taxes	332	711	763	—	1,806
Other current assets	1,952	49,441	—	(126)	51,267
Intercompany receivables, net	1,598,909	—	279,807	(1,878,716)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	1,829,408	126,669	280,633	(1,878,842)	357,868

Property and equipment, net of accumulated depreciation	40,702	2,045,322	—	—	2,086,024
Notes receivable, net of current portion	—	135,021	—	—	135,021
Long-term deferred financing costs	15,197	—	—	—	15,197
Other long-term assets	725,761	352,928	—	(1,030,870)	47,819
Long-term assets of discontinued operations	—	—	374	—	374

Total assets	$2,611,068	$2,659,940	$281,007	$(2,909,712)	$2,642,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,000	$239	$—	$—	$1,239
Accounts payable and accrued liabilities	14,480	138,159	—	(421)	152,218
Estimated fair value of derivative liabilities	16	—	—	—	16
Intercompany payables, net	—	1,797,236	81,480	(1,878,716)	—
Current liabilities of discontinued operations	—	—	645	—	645

Total current liabilities	15,496	1,935,634	82,125	(1,879,137)	154,118
Long-term debt and capital lease obligations, net of current portion	1,152,767	399	—	—	1,153,166
Deferred income taxes	(18,936)	142,610	(705)	—	122,969
Estimated fair value of derivative liabilities	20,074	—	—	—	20,074
Other long-term liabilities	54,097	74,557	—	295	128,949
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	471	2,388	1	(2,389)	471
Additional paid-in capital	886,451	1,081,056	(40,120)	(1,040,936)	886,451
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	535,152	(576,704)	239,255	12,455	210,158
Other stockholders’ equity	(29,905)	—	—	—	(29,905)

Total stockholders’ equity	1,387,570	506,740	199,136	(1,030,870)	1,062,576

Total liabilities and stockholders’ equity	$2,611,068	$2,659,940	$281,007	$(2,909,712)	$2,642,303

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$175,871	$4,158	$—	$—	$180,029
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	39,864	—	—	39,864
Income tax receivable	28,796	—	—	—	28,796
Deferred income taxes	331	1,431	763	—	2,525
Other current assets	857	50,037	—	(126)	50,768
Intercompany receivables, net	1,629,974	—	279,626	(1,909,600)	—
Current assets of discontinued operations	—	2,381	63	—	2,444

Total current assets	1,836,979	97,871	280,452	(1,909,726)	305,576
Property and equipment, net of accumulated depreciation	47,317	2,102,465	—	—	2,149,782
Notes receivable, net of current portion	—	142,311	—	—	142,311
Long-term deferred financing costs	18,081	—	—	—	18,081
Other long-term assets	743,157	353,500	—	(1,051,799)	44,858
Long-term assets of discontinued operations	—	415	—	—	415

Total assets	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,000	$814	$—	$—	$1,814
Accounts payable and accrued liabilities	13,585	135,365	—	(290)	148,660
Intercompany payables, net	—	1,828,124	81,476	(1,909,600)	—
Current liabilities of discontinued operations	—	3,203	669	—	3,872

Total current liabilities	14,585	1,967,506	82,145	(1,909,890)	154,346
Long-term debt and capital lease obligations, net of current portion	1,175,564	1,310	—	—	1,176,874
Deferred income taxes	(28,574)	129,260	(96)	—	100,590
Estimated fair value of derivative liabilities	25,661	—	—	—	25,661
Other long-term liabilities	54,620	69,593	—	164	124,377
Long-term liabilities of discontinued operations	—	44	447	—	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	881,512	1,088,457	(47,521)	(1,040,936)	881,512
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	559,722	(561,996)	245,476	(8,474)	234,728
Accumulated other comprehensive loss	(33,427)	—	—	—	(33,427)

Total stockholders’ equity	1,403,678	528,849	197,956	(1,051,799)	1,078,684

Total liabilities and stockholders’ equity	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$25,969	$19,143	$738	$—	$45,850
Net cash provided by discontinued operating activities	—	45	684	—	729

Net cash provided by operating activities	25,969	19,188	1,422	—	46,579

Purchases of property and equipment	(385)	(15,987)	—	—	(16,372)
Collection of notes receivable	—	4,021	—	—	4,021
Other investing activities	(1,155)	(2,198)	—	—	(3,353)

Net cash used in investing activities — continuing operations	(1,540)	(14,164)	—	—	(15,704)
Net cash used investing activities — discontinued operations	—	—	(1,422)	—	(1,422)

Net cash used in investing activities	(1,540)	(14,164)	(1,422)	—	(17,126)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	1,675	—	—	—	1,675
Excess tax benefit from stock based compensation	382	—	—	—	382
Other financing activities, net	—	(1,272)	—	—	(1,272)

Net cash used in financing activities — continuing operations	(24,908)	(1,272)	—	—	(26,180)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(24,908)	(1,272)	—	—	(26,180)

Net change in cash and cash equivalents	(479)	3,752	—	—	3,273
Cash and cash equivalents at beginning of year	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of year	$175,392	$7,910	$—	$—	$183,302

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$20,965	$26,868	$235	$—	$48,068
Net cash used discontinued operating activities	—	(1,979)	(235)	—	(2,214)

Net cash provided by operating activities	20,965	24,889	—	—	45,854

Purchases of property and equipment	(344)	(34,585)	—	—	(34,929)
Collection of notes receivable	—	12,849	—	—	12,849
Other investing activities	(45)	(453)	—	—	(498)

Net cash used in investing activities — continuing operations	(389)	(22,189)	—	—	(22,578)
Net cash provided by investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(389)	(22,189)	—	—	(22,578)

Net borrowings under credit facility	68,000	—	—	—	68,000
Repurchases of senior notes	(64,046)	—	—	—	(64,046)
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Other financing activities, net	47	(336)	—	—	(289)

Net cash provided by (used in) financing activities — continuing operations	4,402	(336)	—	—	4,066
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,402	(336)	—	—	4,066

Net change in cash and cash equivalents	24,978	2,364	—	—	27,342
Cash and cash equivalents at beginning of year	(5,724)	6,760	—	—	1,036

Cash and cash equivalents at end of year	$19,254	$9,124	$—	$—	$28,378

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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for subsequent quarterly periods or described from time to time in our other reports filed with the SEC. These include the risks and uncertainties associated with the flood damage to Gaylord Opryland and our other Nashville-area Gaylord facilities, which include significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, will exceed the coverage under the Company’s insurance policies; risks inherent in the construction process, including significant financial commitments, the risk of fluctuations in the costs of materials and labor and diversion of management time and attention; effects of the hotel closure including the possible loss of experienced employees, the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined, and risks associated with compliance with the Company’s $1.0 Billion Credit Facility; economic conditions affecting the hospitality business generally, rising labor and benefits costs, the timing of any new development projects, increased costs and other risks associated with building and developing new hotel facilities, the geographic concentration of our hotel properties, business levels at the Company’s hotels, our ability to successfully operate our hotels and our ability to obtain financing for new developments. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, as well as Part II, Item 1A, “Risk Factors” below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.
Nashville Flood
As more fully described in Note 3 to the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2010 included herewith, on May 3, 2010, the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Grand Ole Opry, certain of our Nashville-based attractions, and certain of our corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of our corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by us), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. We have segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations. During the three months and six months ended June 30, 2010, we recorded $31.3 million in casualty losses related to the flood, which includes $81.3 million in expenses, partially offset by $50.0 million in insurance proceeds. These amounts do not include lost profits from the interruption of the various businesses. During the three months and six months ended June 30, 2010, we also recorded $6.2 million in preopening costs related to reopening the properties damaged by the flood.
We currently anticipate Gaylord Opryland to reopen in November. While the Grand Ole Opry has continued its schedule at alternative venues, including our Ryman Auditorium, we anticipate the Grand Ole Opry House to reopen in October. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July. Based on a full evaluation of all properties affected by the flood, our forecasted costs associated with the restoration process are as follows:
•	Gross total remediation and budgeted rebuild costs will range from $215-$225 million, which includes approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland.

•	More specifically, the gross total remediation and budgeted rebuild costs include approximately $165-$172 million for Gaylord Opryland, $16-$17 million for the Grand Ole Opry, $7-$8 million for Nashville-based attractions, $7-$8 million for administrative buildings and $20 million for contingencies.

•	In addition to the project costs associated with the restoration of Gaylord Opryland, the Grand Ole Opry, our Nashville-based attractions and administrative buildings, it is estimated that the Company will incur approximately $57-$62 million in costs associated with maintaining these assets and eventually re-launching them. These costs, which will be included in either casualty loss or preopening costs, include the initial eight-week carrying period for all labor at the hotel as well as the anticipated labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration. The labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening are also included and will be included in preopening costs.

•	Offsetting these costs are insurance proceeds of $50 million and an estimated federal income tax refund of approximately $30 million related to the casualty loss sustained for income tax purposes. As the hotel is located in a Federal Disaster Area, we can elect to deduct the casualty loss in the taxable year immediately preceding the taxable year in which the disaster occurred. Therefore, we are permitted to take the deduction on our 2009 federal tax return, which can be carried back to the 2007 tax year for a refund. Additionally, we continue to work with the state and local government on other potential tax relief.

•	The estimated net cash impact of the flood, including all project costs, offsetting items, and contingencies, is approximately $169-$179 million. This excludes the cost of pre-flood planned enhancement projects.

•	In addition, for the three months and six months ended June 30, 2010, we incurred a non-cash write-off of $41.5 million associated with the impairment of certain assets as a result of sustained flood damage, as further described in Note 3 to our condensed consolidated financial statements for the three months and six months ended June 30, 2010 included herewith.

•	We believe that we have ample liquidity for the restoration and plan to fund the project through the use of a combination of cash on-hand, available borrowings and cash flow generated by our other hotel assets. As of June 30, 2010, we had $183.3 million in cash and $291.4 million of borrowing availability under our credit facility.

•	We currently anticipate Gaylord Opryland to reopen in November 2010, and we have begun accepting reservations from that point forward.
Other Recent Events
Repurchase of Senior Notes. During the three months and six months ended June 30, 2010, we repurchased $2.0 million and $28.5 million, respectively, in aggregate principal amount of our outstanding 6.75% senior notes for $1.9 million and $27.0 million, respectively. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $0.1 million and $1.3 million, respectively, as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Labor Union Activity. As of June 30, 2010, approximately 1,471 employees at Gaylord National were represented by labor unions, and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees. As a result, we anticipate an increase in labor and benefit costs in 2010.
Development Update
We invested heavily in our operations during 2007 and 2008, primarily in connection with continued improvements of Gaylord Opryland, and the construction of Gaylord National beginning in 2005 and continuing through 2008. Our investments in 2009 consisted primarily of ongoing maintenance capital expenditures for our existing properties. Our investments in 2010 are also expected to consist primarily of ongoing maintenance capital expenditures for our existing properties and capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, as described above in “Nashville Flood”.
As described above in Note 15 to our condensed consolidated financial statements for the three months and six months ended June 30, 2010 and 2009 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion at Gaylord Opryland. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy, the availability of attractive financing, and the restoration needs of Gaylord Opryland. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland, our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”), as well as our ownership interest in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.
For the three months and six months ended June 30, 2010 and 2009, our total revenues were divided among these business segments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Segment	2010	2009	2010	2009
Hospitality	94.0%	92.3%	94.5%	93.8%
Opry and Attractions	6.0%	7.7%	5.5%	6.2%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2010 and 2009. The table also shows the percentage relationships to total revenues and, in the case of segment operating (loss) income, its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months ended June 30,				Six Months ended June 30,
	2010	%	2009	%	2010	%	2009	%

Income Statement Data:
REVENUES:
Hospitality	$172,920	94.0%	$200,505	92.3%	$376,615	94.5%	$401,152	93.8%
Opry and Attractions	10,930	6.0%	16,823	7.7%	21,691	5.5%	26,538	6.2%
Corporate and Other	29	0.0%	22	0.0%	54	0.0%	50	0.0%

Total revenues	183,879	100.0%	217,350	100.0%	398,360	100.0%	427,740	100.0%

OPERATING EXPENSES:
Operating costs	104,746	57.0%	125,824	57.9%	235,301	59.1%	255,939	59.8%
Selling, general and administrative	36,288	19.7%	42,145	19.4%	78,190	19.6%	86,304	20.2%
Casualty loss	31,347	17.0%	—	0.0%	31,347	7.9%	—	0.0%
Preopening costs	6,240	3.4%	—	0.0%	6,240	1.6%	—	0.0%
Depreciation and amortization:
Hospitality	22,443	12.2%	24,949	11.5%	45,662	11.5%	49,538	11.6%
Opry and Attractions	1,058	0.6%	1,265	0.6%	2,420	0.6%	2,373	0.6%
Corporate and Other	2,450	1.3%	2,429	1.1%	4,940	1.2%	4,797	1.1%

Total depreciation and amortization	25,951	14.1%	28,643	13.2%	53,022	13.3%	56,708	13.3%

Total operating expenses	204,572	111.3%	196,612	90.5%	404,100	101.4%	398,951	93.3%

OPERATING (LOSS) INCOME:
Hospitality	30,009	17.4%	32,877	16.4%	60,255	16.0%	59,028	14.7%
Opry and Attractions	1,018	9.3%	2,699	16.0%	254	1.2%	220	0.8%
Corporate and Other	(14,133)	(A)	(14,838)	(A)	(28,662)	(A)	(30,459)	(A)
Casualty loss	(31,347)	(B)	—	(B)	(31,347)	(B)	—	(B)
Preopening costs	(6,240)	(B)	—	(B)	(6,240)	(B)	—	(B)

Total operating (loss) income	(20,693)	-11.3%	20,738	9.5%	(5,740)	-1.4%	28,789	6.7%
Interest expense, net of amounts capitalized	(20,480)	(B)	(18,229)	(B)	(40,595)	(B)	(36,829)	(B)
Interest income	3,286	(B)	4,183	(B)	6,508	(B)	8,029	(B)
Income (loss) from unconsolidated companies	190	(B)	(12)	(B)	117	(B)	117	(B)
Net gain on extinguishment of debt	100	(B)	8,169	(B)	1,299	(B)	24,726	(B)
Other gains and (losses), net	(147)	(B)	3,654	(B)	(160)	(B)	3,504	(B)
Benefit (provision) for income taxes	11,697	(B)	(8,119)	(B)	10,722	(B)	(14,414)	(B)
Income (loss) from discontinued operations, net	3,327	(B)	(333)	(B)	3,279	(B)	(444)	(B)

Net (loss) income	$(22,720)	(B)	$10,051	(B)	$(24,570)	(B)	$13,478	(B)

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months and six months ended June 30, 2010 and 2009 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			%			%
	2010	2009	Change	2010	2009	Change
Total revenues	$183,879	$217,350	-15.4%	$398,360	$427,740	-6.9%
Total operating expenses	204,572	196,612	4.0%	404,100	398,951	1.3%
Operating (loss) income	(20,693)	20,738	-199.8%	(5,740)	28,789	-119.9%
Net (loss) income	(22,720)	10,051	-326.0%	(24,570)	13,478	-282.3%
Net (loss) income per share — fully diluted	(0.48)	0.24	-300.0%	(0.52)	0.33	-257.6%
Total Revenues
The decrease in our total revenues for the three months ended June 30, 2010, as compared to the same period in 2009, is attributable to a decrease in our Hospitality segment revenues of $27.6 million for the 2010 period and a decrease in our Opry and Attractions segment revenue of $5.9 million for the 2010 period, as discussed more fully below. The decrease in revenues in our Hospitality segment is attributable to a $34.4 million decrease in revenues at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $6.8 million increase at our other hotel properties.
The decrease in our total revenues for the six months ended June 30, 2010, as compared to the same period in 2009, is attributable to a decrease in our Hospitality segment revenues of $24.5 million for the 2010 period and a decrease in our Opry and Attractions segment revenue of $4.8 million for the 2010 period, as discussed more fully below. The decrease in revenues in our Hospitality segment is attributable to a $34.2 million decrease in revenues at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $9.7 million increase at our other hotel properties.
Total Operating Expenses
The increase in our total operating expenses for the three months ended June 30, 2010, as compared to the same period in 2009, is primarily due to the 2010 period including $31.3 million in net casualty loss and $6.2 million in preopening costs associated with the Nashville Flood, as well as a $2.8 million increase in operating expenses at our hotels other than Gaylord Opryland associated with higher occupancy, partially offset by $27.5 million and $4.2 million in lower operating expenses at Gaylord Opryland and our Opry and Attractions segment, respectively, primarily as a result of these properties being closed due to the Nashville Flood, as discussed more fully below.
The increase in our total operating expenses for the six months ended June 30, 2010, as compared to the same period in 2009, is primarily due to the 2010 period including $31.3 million in casualty loss and $6.2 million in preopening costs associated with the Nashville Flood, as well as a $5.3 million increase in operating expenses at our hotels other than Gaylord Opryland associated with higher occupancy, partially offset by $31.1 million and $4.9 million in lower operating expenses at Gaylord Opryland and our Opry and Attractions segment, respectively, primarily as a result of these properties being closed due to the Nashville Flood, as discussed more fully below.

Operating (Loss) Income
The decrease in our operating income for the three months and six months ended June 30, 2010, as compared to the same periods in 2009, was due primarily to the effect of the Nashville Flood during 2010, as more fully described below.
Net (Loss) Income
Our net loss of $22.7 million for the three months ended June 30, 2010, as compared to net income of $10.1 million for the same period in 2009, was due primarily to the decrease in our operating income described above, partially offset by the following factors:
•	A benefit for income taxes of $11.7 million during the 2010 period, as compared to a provision for income taxes of $8.1 million during the 2009 period, described more fully below.

•	An $8.1 million decrease in the net gain on the extinguishment of debt for the 2010 period, as compared to the 2009 period, relating to the repurchase of a portion of our senior notes, described more fully below.

•	A $3.7 million increase in our income from discontinued operations for the 2010 period, as compared to the 2009 period, due primarily to the gain on the sale, and the related income tax benefit, of our Corporate Magic business, described more fully below.

•	The receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium during the 2009 period that did not recur in the 2010 period, described more fully below.
Our net loss of $24.6 million for the six months ended June 30, 2010, as compared to net income of $13.5 million for the same period in 2009, was due primarily to the decrease in our operating income described above, as well as the following factors:
•	A benefit for income taxes of $10.7 million during the 2010 period, as compared to a provision for income taxes of $14.4 million during the 2009 period, described more fully below.

•	A $23.4 million decrease in the net gain on the extinguishment of debt for the 2010 period, as compared to the 2009 period, relating to the repurchase of a portion of our senior notes, described more fully below.

•	A $3.7 million increase in our income from discontinued operations for the 2010 period, as compared to the 2009 period, due primarily to the gain on the sale, and the related income tax benefit, of our Corporate Magic business, described more fully below.

•	The receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium during the 2009 period that did not recur in the 2010 period, described more fully below.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The Nashville Flood during the 2010 periods, specifically, $31.3 million in net casualty loss and $6.2 million in preopening costs incurred in the three months and six months ended June 30, 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuild costs.

•	Increased occupancy levels at our hotels other than Gaylord Opryland (an increase of 5.5 percentage points of occupancy and 6.7 percentage points of occupancy for the three months and six months ended June 30, 2010, respectively, as compared to the same periods in 2009) resulting from increased levels of group business during the periods, partially offset by lower ADR at our hotels other than Gaylord Opryland during the periods (a decrease of 2.8% and 7.2% for the three months and six months ended June 30, 2010, respectively, as compared to the same period in 2009), due primarily to continued pressure on room rates. These factors, when combined with increased outside-the-room spending, resulted in increased RevPAR and increased Total RevPAR at our hotels other than Gaylord Opryland for the three months and six months ended June 30, 2010, as compared to the same periods in 2009.

•	Decreased attrition and cancellation levels for the three months and six months ended June 30, 2010, as compared to the same periods in 2009, which increased our operating income, RevPAR and Total RevPAR at our hotels other than Gaylord Opryland. Attrition at our hotels other than Gaylord Opryland for the three months and six months ended June 30, 2010 was 12.5% and 11.9% of bookings, respectively, compared to 20.0% and 18.8%, respectively, for the 2009 periods. Cancellations at our hotels other than Gaylord Opryland for the three months and six months ended June 30, 2010 decreased 12.5% and 30.0%, respectively, as compared to the 2009 periods. Attrition at Gaylord Opryland for the three months and six months ended June 30, 2010, for the period that the hotel was open, was 12.5% and 10.2% of bookings, compared to 11.9% and 13.8%, respectively, for the 2009 periods. In the three months and six months ended June 30, 2010 Gaylord Opryland experienced approximately 283,000 cancellations due to the closure of the property.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2010 and 2009 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Hospitality revenue (1)	$172,920	$200,505	-13.8%	$376,615	$401,152	-6.1%
Hospitality operating expenses:
Operating costs	95,649	114,159	-16.2%	216,621	234,239	-7.5%
Selling, general and administrative	24,819	28,520	-13.0%	54,077	58,347	-7.3%
Depreciation and amortization	22,443	24,949	-10.0%	45,662	49,538	-7.8%

Total Hospitality operating expenses	142,911	167,628	-14.7%	316,360	342,124	-7.5%

Hospitality operating income (2)	$30,009	$32,877	-8.7%	$60,255	$59,028	2.1%

Hospitality performance metrics:
Occupancy	72.3%	65.4%	10.6%	69.8%	63.3%	10.3%
ADR	$176.44	$175.66	0.4%	$170.64	$180.14	-5.3%
RevPAR (3)	$127.55	$114.81	11.1%	$119.13	$114.07	4.4%
Total RevPAR (4)	$306.65	$272.21	12.7%	$291.40	$273.80	6.4%
Net Definite Room Nights Booked(5)	91,000	172,000	-47.1%	452,000	279,000	62.0%

(1)	Hospitality results and performance metrics include the results of our Gaylord hotels and our Radisson Hotel for all periods presented. Performance metrics include Gaylord Opryland through May 2, 2010, the date the hotel closed due to the Nashville Flood.

(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland is closed.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland is closed.

(5)	Gaylord Opryland net definite room nights booked for the three months and six months ended June 30, 2010 includes approximately 283,000 cancellations due to the closure of the property.
The decrease in total Hospitality segment revenue in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, is primarily due to decreases of $34.4 million and $34.2 million, respectively, at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by increases of $6.8 million and $9.7 million, respectively, at our other hotel properties as a result of increased occupancy rates and increased outside-the-room spending resulting from higher levels of group business during the 2010 periods.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, is primarily attributable to decreases of $27.5 million and $31.1 million, respectively, at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by an increase in operating expenses at Gaylord National and Gaylord Texan, as described below.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, primarily as a result of a decrease of $21.9 million and $24.3 million at Gaylord Opryland as a result of being closed due to the Nashville flood, partially offset by an increase in operating costs at Gaylord National and Gaylord Texan, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in the three months and six months ended June 30, 2010, as compared to the same periods in 2009 primarily as a result of a decrease of $5.0 million and $6.1 million at Gaylord Opryland as a result of being closed due to the Nashville flood, as described below.
Total Hospitality segment depreciation and amortization expense decreased in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, primarily as a result of a decrease at Gaylord Palms due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2002 becoming fully depreciated during the 2010 period.
Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2010 and 2009.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$20,963	$55,317	-62.1%	$75,632	$109,839	-31.1%

Operating expense data (1):
Operating costs	12,244	34,186	-64.2%	46,805	71,119	-34.2%
Selling, general and administrative	2,658	7,702	-65.5%	10,101	16,207	-37.7%
Hospitality performance metrics:
Occupancy	71.9%	62.5%	15.0%	65.0%	60.4%	7.6%
ADR	$150.38	$154.65	-2.8%	$145.15	$155.07	-6.4%
RevPAR	$108.14	$96.67	11.9%	$94.41	$93.67	0.8%
Total RevPAR	$234.89	$211.14	11.2%	$217.11	$210.78	3.0%

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs and are through May 2, 2010, the date the hotel closed due to the Nashville Flood. See the discussion of casualty loss and preopening costs set forth below.
Total revenue decreased at Gaylord Opryland in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, as a result of the hotel closing on May 2, 2010 due to the Nashville Flood. During the three months and six months ended June 30, 2010, for the period that the hotel was open, occupancy, RevPAR and Total RevPAR increased due to a combination of increased corporate groups customers and increased outside-the-room spending, partially offset by lower ADR, primarily due to continued pressure on room rates, and lower collection of attrition and cancellation fees.
Operating costs at Gaylord Opryland in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, decreased due to the hotel closing on May 2, 2010 as a result of the Nashville Flood. In addition, the 2009 period included severance costs associated with the Company’s cost containment initiative that did not recur in 2010. Selling, general and administrative expenses at Gaylord Opryland decreased in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, due to the hotel closing on May 2, 2010 as a result of the Nashville Flood, as well as overall expense reductions associated with the Company’s cost containment initiative.
     Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$37,837	$39,224	-3.5%	$81,154	$85,128	-4.7%
Operating expense data:
Operating costs	21,478	22,014	-2.4%	44,584	46,137	-3.4%
Selling, general and administrative	7,448	6,849	8.7%	14,561	14,178	2.7%
Hospitality performance metrics:
Occupancy	72.3%	71.3%	1.4%	73.2%	70.0%	4.6%
ADR	$162.29	$182.37	-11.0%	$169.62	$189.86	-10.7%
RevPAR	$117.27	$129.95	-9.8%	$124.21	$132.94	-6.6%
Total RevPAR	$295.73	$306.56	-3.5%	$318.89	$334.51	-4.7%
The decrease in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to the combination of increased occupancy during the period, offset by a lower ADR, primarily due to a recent increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during the 2010 periods.
Operating costs at Gaylord Palms in the three months and six months ended June 30, 2010 decreased as compared to the same periods in 2009, primarily due to lower group commissions and the 2009 period including severance costs associated with our cost containment initiative. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to increased incentive compensation expense.

     Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$45,412	$41,542	9.3%	$92,283	$83,938	9.9%
Operating expense data:
Operating costs	24,346	23,177	5.0%	49,378	47,931	3.0%
Selling, general and administrative	6,228	5,440	14.5%	12,192	10,774	13.2%
Hospitality performance metrics:
Occupancy	72.1%	62.2%	15.9%	72.4%	61.7%	17.3%
ADR	$165.58	$170.70	-3.0%	$167.13	$177.94	-6.1%
RevPAR	$119.31	$106.13	12.4%	$121.04	$109.74	10.3%
Total RevPAR	$330.27	$302.28	9.3%	$337.43	$307.00	9.9%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to higher occupancy, partially offset by lower ADR, during the 2010 period, as the hotel experienced an increase in group business. This increase in group business also led to increases in banquet, catering and other outside-the-room spending at the hotel, which increased the hotel’s Total RevPAR for the period.
Operating costs at Gaylord Texan in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, increased primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel, partially offset by lower utility costs, lower property taxes and the non-recurrence of severance expenses that were incurred in the 2009 periods. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to increased bad debt expense associated with the write-down of a receivable from a large customer in the current year, as well as increased incentive compensation expense.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$66,791	$62,481	6.9%	$124,314	$118,572	4.8%
Operating expense data:
Operating costs	36,743	33,873	8.5%	74,229	67,114	10.6%
Selling, general and administrative	8,094	8,059	0.4%	16,464	16,255	1.3%
Hospitality performance metrics:
Occupancy	75.2%	67.9%	10.8%	72.9%	64.9%	12.3%
ADR	$215.83	$213.84	0.9%	$204.61	$219.41	-6.7%
RevPAR	$162.38	$145.25	11.8%	$149.15	$142.31	4.8%
Total RevPAR	$367.72	$343.99	6.9%	$344.10	$328.20	4.8%
Gaylord National revenue, RevPAR and Total RevPAR increased in the three months and the six months ended June 30, 2010, as compared to the same periods in 2009, primarily as a result of higher occupancy and higher outside-the-room spending during the 2010 periods, primarily due to an increase in associations and corporate groups. Gaylord National ADR increased slightly during the three months ended June 30, 2010, but decreased during the six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to continued pressure on room rates and the 2009 period including an increased ADR due to the presidential inauguration.
Operating costs at Gaylord National in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, increased primarily due to increased variable operating costs associated with the increase in occupancy, as well as higher employment costs as a result of new collective bargaining agreements. Selling, general and administrative expenses remained relatively stable during the three months and six months ended June 30, 2010, as compared to the same periods in 2009.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$10,930	$16,823	-35.0%	$21,691	$26,538	-18.3%
Operating expense data:
Operating costs	6,343	9,455	-32.9%	13,460	16,935	-20.5%
Selling, general and administrative	2,511	3,404	-26.2%	5,557	7,010	-20.7%
Depreciation and amortization	1,058	1,265	-16.4%	2,420	2,373	2.0%

Operating income (1)	$1,018	$2,699	-62.3%	$254	$220	15.5%

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
The decrease in revenues in the Opry and Attractions segment for the three months and six months ended June 30, 2010, as compared to the same periods in 2009, is primarily due to decreases in each of the businesses that are or have been closed as a result of the Nashville Flood.
The decrease in Opry and Attractions operating costs and selling, general and administrative costs in the three months and six months ended June 30, 2010, as compared to the same periods in 2009, was due primarily to the decrease in each of the businesses that are or have been closed as a result of the Nashville Flood.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$29	$22	31.8%	$54	$50	8.0%
Operating expense data:
Operating costs	2,753	2,209	24.6%	5,220	4,765	9.5%
Selling, general and administrative	8,959	10,222	-12.4%	18,556	20,947	-11.4%
Depreciation and amortization	2,450	2,429	0.9%	4,940	4,797	3.0%

Operating loss (1)	$(14,133)	$(14,838)	4.8%	$(28,662)	$(30,459)	5.9%

(1)	Corporate and Other segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months and six months ended June 30, 2010, as compared to the 2009 periods, due primarily to higher employment costs.
Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months ended June 30, 2010, as compared to 2009 period, due primarily to the 2009 period including $2.1 million in severance costs related to our cost containment initiative, which were not incurred in the 2010 period, lower non-cash compensation expense and lower pension costs. These decreases were partially offset by higher incentive compensation costs in the 2010 period. Corporate and Other selling, general and administrative costs also decreased in the six months ended June 30, 2010, as compared to the 2009 period, primarily due to the 2009 period including $3.4 million in severance costs associated with our cost containment initiative and $1.9 million in expenses incurred associated with preparing for a proxy contest and settlement of the Company’s shareholder rights plan litigation, which were not incurred in the 2010 period. These decreases were partially offset by an increase in incentive compensation expense and consulting costs in the 2010 period.
Corporate and Other depreciation and amortization expense remained stable in the three months ended June 30, 2010 as compared with the 2009 period. Corporate and Other depreciation and amortization expense increased in the six months ended June 30, 2010 as compared with the 2009 period primarily due to additional information technology equipment and software costs placed in service.

Operating Results — Casualty Loss
As a result of the Nashville Flood discussed above, during the three months and six months ended June 30, 2010, we recorded $81.3 million of expense and $50.0 million of insurance proceeds related to the Nashville Flood as casualty loss as follows (in thousands):

		Opry and	Corporate	Insurance
	Hospitality	Attractions	and Other	Proceeds	Total

Site remediation	$11,924	$2,391	$562	$—	$14,877
Impairment of property and equipment	30,244	5,163	6,134	—	41,541
Other asset write-offs	1,846	1,106	—	—	2,952
Repairs of buildings and equipment	1,406	1,494	66	—	2,966
Continuing costs during shut-down period	15,957	2,194	629	—	18,780
Other	117	77	37	—	231
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$61,494	$12,425	$7,428	$(50,000)	$31,347

Lost profits from the interruption of the various businesses are not reflected in the above table.
See Note 3 to our condensed consolidated financial statements for the three months and six months ended June 30, 2010 for a further discussion of the components of these costs.
Insurance Proceeds
At June 30, 2010, we had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During the three months and six months ended June 30, 2010, we received $20.0 million in insurance proceeds and received the remaining $30.0 million of proceeds in July 2010. Therefore, we have recorded $50.0 million in insurance proceeds as an offset to the net casualty loss in the accompanying condensed consolidated statement of operations. Effective July 1, 2010, we increased this per occurrence flood insurance to $100.0 million.
Operating Results — Preopening Costs
We expense the costs associated with start-up activities and organization costs as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties will be closed, we have and will continue to incur costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred since June 10, 2010 (the date at which we determined that the remediation was substantially complete), as preopening costs. During the three months and six months ended June 30, 2010, we incurred $6.2 million in preopening costs. The majority of the costs classified as preopening costs include employment costs ($3.5 million), property and other taxes ($0.6 million), and supplies ($0.5 million).

Non-Operating Results Affecting Net (Loss) Income
General
The following table summarizes the other factors which affected our net (loss) income for the three months and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Interest expense, net of amounts capitalized	$(20,480)	$(18,229)	-12.3%	$(40,595)	$(36,829)	-10.2%
Interest income	3,286	4,183	-21.4%	6,508	8,029	-18.9%
Income (loss) from unconsolidated companies	190	(12)	1683.3%	117	117	0.0%
Net gain on extinguishment of debt	100	8,169	-98.8%	1,299	24,726	-94.7%
Other gains and (losses), net	(147)	3,654	-104.0%	(160)	3,504	-104.6%
(Benefit) provision for income taxes	(11,697)	8,119	-244.1%	(10,722)	14,414	-174.4%
Income (loss) from discontinued operations, net of taxes	3,327	(333)	1099.1%	3,279	(444)	838.5%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $2.3 million to $20.5 million (net of capitalized interest of $0.2 million) during the three months ended June 30, 2010, as compared to the same period in 2009. Interest expense, net of amounts capitalized, increased $3.8 million to $40.6 million (net of capitalized interest of $0.4 million) during the six months ended June 30, 2010, as compared to the same period in 2009. The increase in both periods is due primarily to an increase in interest expense associated with our 3.75% Convertible Senior Notes (the “Convertible Notes”) issued in the third quarter of 2009, partially offset by a decrease in interest expense associated with our remaining outstanding senior notes as a result of the repurchase of a portion of these notes during 2009 and 2010.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.8% and 6.0% for the three months and 6.7% and 6.1% for the six months ended June 30, 2010 and 2009, respectively.
Interest Income
The decrease in interest income during the three months and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to the discount on a portion of the notes receivable that were received in connection with the development of Gaylord National becoming fully amortized into interest income during 2009.

Income (loss) from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which owns the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months and six months ended June 30, 2010 and 2009. Income (loss) from unconsolidated companies for the three months and six months ended June 30, 2010 and 2009 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
RHAC Holdings, LLC	$190	$(12)	1683.3%	$117	$117	0.0%
Waipouli Holdings, LLC	—	—	0.0%	—	—	0.0%

Total:	$190	$(12)	1683.3%	$117	$117	0.0%

Net Gain on Extinguishment of Debt
During the three months and six months ended June 30, 2010, we repurchased $2.0 million and $28.5 million, respectively, in aggregate principal amount of our outstanding 6.75% senior notes for $1.9 million and $27.0 million, respectively. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $0.1 million and $1.3 million, respectively, as a result of the repurchases.
During the three months and six months ended June 30, 2009, we repurchased $28.3 million and $88.1 million, respectively, in aggregate principal amount of our outstanding senior notes ($21.3 million and $61.1 million, respectively, of 8% senior notes and $7.0 million and $27.0 million, respectively, of 6.75% senior notes) for $19.7 million and $62.1 million, respectively. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $8.2 million and $24.7 million, respectively, as a result of the repurchases.
Other Gains and (Losses)
Other gains and (losses) for the three months and six months ended June 30, 2010 primarily consisted of miscellaneous income and expense. Other gains and (losses) for the three months and six months ended June 30, 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium.

(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of June 30, 2010):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
U.S. Federal statutory rate	(35)%	35%	(35)%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	5	11	5	18
Change in treatment of Medicare Part D subsidies	—	—	2	—
Other	(1)	(2)	—	(2)

Effective tax rate	(31)%	44%	(28)%	51%

The Company’s decreased effective tax rate during the three months ended June 30, 2010 as compared to the same period in 2009 was due primarily to the effect of changes in federal and state valuation allowances in each period.
Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the six months ended June 30, 2010 to reflect the impact of this change. This charge, as well as the effect of changes in the Company’s federal and state valuation allowances in each period resulted in a decreased effective tax rate for the six months ended June 30, 2010 as compared to the 2009 period.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflect the following businesses as discontinued operations in our financial results. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.
During the second quarter of 2010, in a continued effort to focus on our core Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our Corporate Magic business. On June 1, 2010, we completed the sale of Corporate Magic through the transfer of all of our equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by us. In exchange for our equity interests in Corporate Magic, we received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the first quarter of 2011 through the fourth quarter of 2016. We recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. We recognized a pretax gain of $0.7 million related to the sale of Corporate Magic during the three months and six months ended June 30, 2010.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating (loss) income:
Corporate Magic	$(591)	$(389)	$(693)	$(420)
Other	94	(87)	124	(311)

Total operating loss	(497)	(476)	(569)	(731)

Interest expense	—	—	—	(1)
Interest income	5		5	—
Other gains and (losses):
Corporate Magic	656	—	656	—
Other	45	—	45	45

Income (loss) before benefit for income taxes	209	(476)	137	(687)

Benefit for income taxes	3,118	143	3,142	243

Income (loss) from discontinued operations	$3,327	$(333)	$3,279	$(444)

The benefit for income taxes for the three months and six months ended June 30, 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic. The full benefit on the sale was recorded at June 30, 2010, as opposed to being allocated over the year, as we believe it more accurately reflects our operations.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2010, our net cash flows provided by operating activities - continuing operations were $45.9 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $101.7 million, partially offset by unfavorable changes in working capital of approximately $55.8 million. The unfavorable changes in working capital primarily resulted from accruing a $30.0 million insurance recovery receivable related to the Nashville Flood, a $26.3 million increase in income taxes receivable due to the estimated federal tax refund related to the casualty loss sustained from the Nashville Flood for income tax purposes, a decrease in deferred revenue at Gaylord Opryland as a result of the hotel closing on May 2, 2010 due to the Nashville Flood, and a decrease in accrued expenses primarily related to the payment of accrued property taxes.
During the six months ended June 30, 2009, our net cash flows used in operating activities - continuing operations were $48.1 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $70.1 million, partially offset by unfavorable changes in working capital of approximately $22.0 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the payment of accrued property taxes and accrued compensation, an increase in the interest receivable related to the bonds that were received in connection with the development of

Gaylord National, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group guests.
Cash Flows From Investing Activities. During the six months ended June 30, 2010, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $16.4 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the six months ended June 30, 2010 primarily included the rebuilding of Gaylord Opryland and the Grand Ole Opry House, as well as ongoing maintenance capital expenditures for our existing properties.
During the six months ended June 30, 2009, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $34.9 million, partially offset by the receipt of a $12.6 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the six months ended June 30, 2009 primarily included ongoing maintenance capital expenditures for our existing properties.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2010, our net cash flows used in financing activities were approximately $26.2 million, primarily reflecting the payment of $27.0 million to repurchase portions of our 6.75% senior notes.
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
Liquidity
As discussed above, Gaylord Opryland is currently closed as a result of extensive flood damage. The Company’s $1.0 Billion Credit Facility, as defined below under “Principal Debt Agreements,” contains covenants regarding the continuance of business and the prompt repair of property damage. Effective May 19, 2010, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into a Conditional Waiver (the “Waiver”) which waived, subject to the terms and conditions of the Waiver, any default under Section 9.01(l) of the $1.0 Billion Credit Facility as a result of the cessation of operations with respect to Gaylord Opryland due to recent flood damage. The Waiver will expire on December 31, 2010 unless (a) we have substantially completed the restoration and/or rebuilding of the Gaylord Opryland and reopened the Gaylord Opryland for business and (b) all proceeds used to restore or rebuild the Nashville Opryland come from insurance proceeds, cash on hand and/or availability under our revolving line of credit provided for in the $1.0 Billion Credit Facility.
The $1.0 Billion Credit Facility also contains financial covenants at levels that assume that all of its properties are operational. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the financial covenants.
As further described above, during September 2009, we issued $360 million in Convertible Notes and offered and sold six million shares of our common stock. Our total proceeds of these offerings, after deducting discounts, commissions, expenses and the cost of convertible note hedge transactions, was approximately $442.4 million. We used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes due 2013. The remaining balance of the net proceeds may be used for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, capital expenditures associated with repairing the flood damage and reopening of Gaylord Opryland, the Grand Ole Opry House and the other properties affected by the Nashville Flood, potential expansions or ongoing maintenance of Gaylord Palms and Gaylord Texan, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2010, but will incur capital expenditures, to the extent not covered by insurance proceeds, to repair the flood damage and reopen Gaylord Opryland. We do not expect any liquidity issues given our insurance proceeds, cash on hand, cash flow from our other operations and available borrowing capacity.
Principal Debt Agreements
$1.0 Billion Credit Facility. On July 25, 2008, we refinanced our previous $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “$1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 Billion Credit Facility consists of the following components: (a) a $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The $1.0 Billion Credit Facility also includes an accordion feature that will allow us to increase the $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At our election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. We entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. We will be required to pay a commitment fee of 0.25% per year of the average unused portion of the $1.0 Billion Credit Facility.
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
As of June 30, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for us, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
3.75% Convertible Senior Notes. During September 2009, we issued $360 million, including the exercise of an overallotment option, of the Convertible Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately

$27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of June 30, 2010, none of the conditions permitting conversion had been satisfied.
The Convertible Notes are general unsecured and unsubordinated obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness, including our 6.75% senior notes due 2014, and senior in right of payment to all of our future subordinated indebtedness, if any. The Convertible Notes will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
We do not intend to file a registration statement for the resale of the Convertible Notes or any common stock issuable upon conversion of the Convertible Notes. As a result, holders may only resell the Convertible Notes or common stock issued upon conversion of the Convertible Notes, if any, pursuant to an exemption from the registration requirements of the Securities Act of 1933 and other applicable securities laws.
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
During the three months and six months ended June 30, 2010, we repurchased $2.0 million and $28.5 million, respectively, in aggregate principal amount of our outstanding 6.75% senior notes for $1.9 million and $27.0 million, respectively. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $0.1 million and $1.3 million, respectively, as a result of the repurchases. We used available cash to finance the purchases and intend to consider additional repurchases of our 6.75% Senior Notes from time to time depending on market conditions.
Giving effect to the waiver under our credit facility further described above, as of June 30, 2010, we were in compliance with all of our covenants related to our debt.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we have investments in two unconsolidated entities, each of which purchased a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.6 million of letters of credit as of June 30, 2010 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2010, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,212,180	$—	$700,000	$512,180	$—
Capital leases	639	239	361	39	—
Promissory note payable to Nashville Predators	1,000	1,000	—	—	—
Construction commitments	148,968	148,968	—	—	—
Operating leases (1)	658,803	6,590	11,822	8,777	631,614

Total contractual obligations	$2,021,590	$156,797	$712,183	$520,996	$631,614

(1)	The total operating lease commitments of $658.8 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months and six months ended June 30, 2010 and 2009.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2010, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $16.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no newly identified critical accounting policies in the first or second quarter of 2010 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and six months ended June 30, 2010 and 2009 included herewith.
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
Risk Related to Changes in Interest Rates
Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of our $1.0 billion credit facility, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of June 30, 2010 would increase by approximately $2.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2010. As a result, the interest rate market risk implicit in these investments at June 30, 2010, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of June 30, 2010, we held eighteen variable to fixed natural gas price swaps with respect to the purchase of 461,750 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to eighteen months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $5.06 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of June 30, 2010 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of June 30, 2010 would have decreased or increased by $0.2 million.
Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Note 9 to our condensed consolidated financial statements included herein. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.
Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. The convertible note hedge transactions involved us purchasing from four counterparties options to purchase approximately 13.2 million shares of our common stock at a price per share equal to the initial conversion price of the Convertible Notes. Separately we sold warrants to the same counterparties whereby they have the option to purchase approximately 13.2 million shares of our common stock at a price of $32.70 per share. As a result of the convertible note hedge transactions and related warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our commons stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of June 30, 2010, the value of the investments in the pension fund was $58.2 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $5.8 million.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 15 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
The flood damage and rebuilding of Gaylord Opryland pose risks to the Company and its financial condition.
In May 2010, as previously announced, Gaylord Opryland suffered severe flood damage as a result of flooding in Davidson County, Tennessee, and the hotel is expected to be closed until November 2010. Therefore, the financial results of Gaylord Opryland and the Company will be negatively affected for at least the second and third quarters of 2010. The Company carried insurance associated with flood damage with an aggregate limit of $50 million and is incurring significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, will exceed the coverage under the Company’s insurance policies. In addition, the Company will be subject to risks inherent in the construction process, including the risk of fluctuations in the costs of materials and labor and diversion of management time and attention. The Company has disclosed amounts spent and amounts projected to be spent in connection with the rebuilding effort, but there can be no assurance that additional expenses will not be incurred. Other associated effects of the hotel closure may be the loss of experienced employees, the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined. The Company’s $1.0 Billion Credit Facility contains covenants regarding the continuance of business and the prompt repair of property damage and also contains financial covenants at levels that assume that all of its properties are operational. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the financial covenants. Effective May 19, 2010, the Company obtained a waiver of certain covenants to its $1.0 Billion Credit Facility, but there can be no assurance that additional waivers will not be required.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
April 1 – April 30, 2010	—	—	—	—
May 1 – May 31, 2010 (1)	164	$33.74	—	—
June 1 – June 30, 2010	—	—	—	—

Total	164	$33.74	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: August 6, 2010	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

10.1	Form of Conditional Waiver dated as of May 18, 2010, by and among the Company, certain subsidiaries of the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2010).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.