Form 10-Q
period 2010-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2010-11-05
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2010

Common Stock, $.01 par value	47,591,626 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2010

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$158,272	$198,513	$556,632	$626,253

Operating expenses:
Operating costs	98,498	121,895	333,799	377,834
Selling, general and administrative	35,648	40,723	113,838	127,027
Casualty loss	6,014	—	37,361	—
Preopening costs	25,474	—	31,714	—
Depreciation and amortization	25,254	29,476	78,276	86,184

Operating (loss) income	(32,616)	6,419	(38,356)	35,208

Interest expense, net of amounts capitalized	(20,334)	(18,676)	(60,929)	(55,505)
Interest income	3,344	3,382	9,852	11,411
Income from unconsolidated companies	—	30	117	147
Net gain on extinguishment of debt	—	—	1,299	24,726
Other gains and (losses), net	377	(84)	217	3,420

(Loss) income before (benefit) provision for income taxes and discontinued operations	(49,229)	(8,929)	(87,800)	19,407

(Benefit) provision for income taxes	(17,403)	(2,656)	(28,125)	11,758

(Loss) income from continuing operations	(31,826)	(6,273)	(59,675)	7,649

Income (loss) from discontinued operations, net of income taxes	46	(6,628)	3,325	(7,072)

Net (loss) income	$(31,780)	$(12,901)	$(56,350)	$577

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.67)	$(0.15)	$(1.27)	$0.19
(Loss) income from discontinued operations, net of income taxes	—	(0.16)	0.07	(0.18)

Net (loss) income	$(0.67)	$(0.31)	$(1.20)	$0.01

Fully diluted (loss) income per share:
(Loss) income from continuing operations	$(0.67)	$(0.15)	$(1.27)	$0.19
(Loss) income from discontinued operations, net of income taxes	—	(0.16)	0.07	(0.18)

Net (loss) income	$(0.67)	$(0.31)	$(1.20)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$135,946	$180,029
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $756 and $977, respectively	40,381	39,864
Income tax receivable	36,458	28,796
Deferred income taxes	2,328	2,525
Other current assets	57,015	50,768
Current assets of discontinued operations	63	2,444

Total current assets	273,341	305,576

Property and equipment, net of accumulated depreciation	2,152,502	2,149,782
Notes receivable, net of current portion	139,873	142,311
Long-term deferred financing costs	13,860	18,081
Other long-term assets	46,825	44,858
Long-term assets of discontinued operations	388	415

Total assets	$2,626,789	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,222	$1,814
Accounts payable and accrued liabilities	173,148	148,660
Estimated fair value of derivative liabilities	17,368	—
Current liabilities of discontinued operations	483	3,872

Total current liabilities	192,221	154,346

Long-term debt and capital lease obligations, net of current portion	1,156,039	1,176,874
Deferred income taxes	112,249	100,590
Estimated fair value of derivative liabilities	55	25,661
Other long-term liabilities	129,093	124,377
Long-term liabilities of discontinued operations	451	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 47,237 and 46,990 shares issued and outstanding, respectively	472	470
Additional paid-in capital	890,603	881,512
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	178,378	234,728
Accumulated other comprehensive loss	(28,173)	(33,427)

Total stockholders’ equity	1,036,681	1,078,684

Total liabilities and stockholders’ equity	$2,626,789	$2,661,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(56,350)	$577
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(3,325)	7,072
Income from unconsolidated companies	(117)	(147)
Provision for deferred income taxes	12,344	23,382
Depreciation and amortization	78,276	86,184
Amortization of deferred financing costs	3,977	3,400
Amortization of discount on convertible notes	8,642	—
Stock-based compensation expense	7,982	8,613
Excess tax benefit from stock-based compensation	(411)	—
Net gain on extinguishment of debt	(1,299)	(24,726)
Loss on impaired assets damaged in flood	42,733	—
Loss on disposals of long-lived assets	340	274
Changes in:
Trade receivables	(517)	(3,415)
Interest receivable	2,920	(11,217)
Income tax receivable	(11,094)	(7,974)
Accounts payable and accrued liabilities	10,479	8,796
Other assets and liabilities	(6,548)	(12,276)

Net cash flows provided by operating activities — continuing operations	88,032	78,543
Net cash flows provided by (used in) operating activities — discontinued operations	667	(2,294)

Net cash flows provided by operating activities	88,699	76,249

Cash Flows from Investing Activities:
Purchases of property and equipment	(109,933)	(43,956)
Collection of notes receivable	4,073	17,461
Other investing activities	130	1,685

Net cash flows used in investing activities — continuing operations	(105,730)	(24,810)
Net cash flows used in investing activities — discontinued operations	(1,460)	(6)

Net cash flows used in investing activities	(107,190)	(24,816)

Cash Flows from Financing Activities:
Net borrowings under credit facility	—	38,000
Repurchases of senior notes	(26,965)	(64,519)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs of $1,881	—	358,119
Deferred financing costs paid	—	(8,077)
Purchase of convertible note hedge	—	(76,680)
Proceeds from the issuance of common stock warrants	—	43,740
Proceeds from the issuance of common stock, net of issuance costs of $5,499	—	125,301
Purchases of treasury stock	—	(4,599)
Termination of interest rate swap on senior notes	—	5,000
Proceeds from exercise of stock option and purchase plans	2,297	361
Excess tax benefit from stock-based compensation	411	—
Decrease in restricted cash and cash equivalents	—	15
Other financing activities, net	(1,335)	(689)

Net cash flows (used in) provided by financing activities — continuing operations	(25,592)	415,972
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows (used in) provided by financing activities	(25,592)	415,972

Net change in cash and cash equivalents	(44,083)	467,405
Cash and cash equivalents — unrestricted, beginning of period	180,029	1,036

Cash and cash equivalents — unrestricted, end of period	$135,946	$468,441

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
3. NASHVILLE FLOOD:
On May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of the Company’s corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by the Company), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. Gaylord Opryland is currently closed, and the Company anticipates it to reopen November 15, 2010. The Grand Ole Opry continued its schedule at alternative venues, including the Company-owned Ryman Auditorium, and the Grand Ole Opry House reopened September 28, 2010. Certain other of the Company’s Nashville-based attractions were closed for a period of time, but reopened during June and July 2010. The Company has segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations.
Casualty Loss
During the three months and nine months ended September 30, 2010, the Company recorded $6.0 million and $87.4 million, respectively, of expense and $0.0 million and $50.0 million, respectively, of insurance proceeds related to the Nashville Flood as casualty loss in the accompanying condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$2,215	$419	$251	$—	$2,885
Impairment of property and equipment	227	26	939	—	1,192
Other asset write-offs	(35)	(8)	—	—	(43)
Non-capitalized repairs of buildings and equipment	267	738	53	—	1,058
Continuing costs during shut-down period	(240)	607	14	—	381
Other	49	10	482	—	541
Insurance proceeds	—	—	—	—	—

Net casualty loss	$2,483	$1,792	$1,739	$—	$6,014

	Nine Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$14,139	$2,810	$813	$—	$17,762
Impairment of property and equipment	30,471	5,189	7,073	—	42,733
Other asset write-offs	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	1,673	2,232	119	—	4,024
Continuing costs during shut-down period	15,717	2,801	643	—	19,161
Other	166	87	519	—	772
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$63,977	$14,217	$9,167	$(50,000)	$37,361

All costs directly related to remediating the affected properties are included in casualty loss. Lost profits from the interruption of the various businesses are not reflected in the above tables.
Site remediation began as soon as flood waters ceased to rise. Site remediation, as described herein, includes expenditures for outside contractors to perform water extraction, debris removal, humidity control, facility cleaning and sanitizing, and the establishment of temporary utilities.
Based on an ongoing assessment of the flood damage and necessary replacement of property and equipment, in connection with its preparation of financial information for the second quarter of 2010, the Company made an estimate of the amount of the impairment charges incurred in connection with the Nashville Flood. As the Company continued its rebuilding efforts during the third quarter of 2010, it determined additional write-offs of property and equipment were necessary. The gross carrying amount of property and equipment written down as a result of damage sustained from the Nashville Flood, which included land improvements, buildings and furniture, fixtures and equipment, was $156.2 million, and the related accumulated depreciation of this property and equipment was $113.5 million, which resulted in total impairment charges of $42.7 million. As the Company continues its rebuilding efforts, additional write-offs of property and equipment may be necessary.
Other asset write-offs primarily include inventory items that were no longer able to be used or sold due to flood damage. Non-capitalized repairs of buildings and equipment primarily include the cost of repairs of items that did not require complete replacement.
The Company has also incurred operating costs at the affected properties during the period that the properties are closed. The Company has included continuing operating costs other than depreciation and amortization incurred through June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as well as certain specific operating costs incurred subsequent to that date directly related to remediating the flooded properties, as casualty loss in the accompanying condensed consolidated statement of operations. The majority of these costs classified as casualty loss during the three months ended September 30, 2010 were employment costs. The majority of these costs classified as casualty loss during the nine months ended September 30, 2010 include employment costs ($12.6 million), equipment and facility rental ($2.4 million), property and other taxes ($1.0 million), consulting fees ($0.6 million), and insurance costs ($0.3 million).
Insurance Proceeds
At May 3, 2010, the Company had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During the nine months ended September 30, 2010, the Company received $50.0 million in insurance proceeds and has recorded these insurance proceeds as an offset to the net casualty loss in the accompanying condensed consolidated statement of operations. Effective July 1, 2010, the Company increased this per occurrence flood insurance to $100.0 million, and effective August 19, 2010, the Company increased this per occurrence flood insurance to $150.0 million.
Preopening Costs
The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were or will be closed, the Company has and will continue to incur costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening these affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties other than depreciation and amortization incurred since June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as preopening costs in the accompanying condensed consolidated statement of operations. During the three months and nine months ended September 30, 2010, the Company incurred $25.5 million and $31.7 million in preopening costs, respectively. The majority of the costs classified as preopening costs during the three months ended September 30, 2010 include employment costs ($14.5 million), facility costs ($2.0 million), property and other taxes ($1.5 million), supplies ($1.5 million), equipment and facility rental ($1.2 million), and insurance costs ($0.8 million). The majority of the costs classified as preopening costs during the nine months ended September 30, 2010 include employment costs ($18.0 million), facility costs ($2.2 million), property and other taxes ($2.0 million), supplies ($2.0 million), equipment and facility rental ($1.3 million), and insurance costs ($0.9 million).
4. DISCONTINUED OPERATIONS:
The Company has reflected the following businesses as discontinued operations. The results of operations, net of taxes, and the carrying value of the assets and liabilities of these businesses have been reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented.
Corporate Magic
During the second quarter of 2010, in a continued effort to focus on its core Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its Corporate Magic business. On June 1, 2010, the Company completed the sale of Corporate Magic through the transfer of all of its equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by the Company. In exchange for its equity interests in Corporate Magic, the Company received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the second quarter of 2011 through the first quarter of 2017. The Company recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. The Company recognized a pretax gain of $0.6 million related to the sale of Corporate Magic during the nine months ended September 30, 2010.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (loss):
Corporate Magic	$(20)	$(7,079)	$(713)	$(7,499)
Other	118	174	242	(137)

Total operating income (loss)	98	(6,905)	(471)	(7,636)

Interest expense	—	—	—	(1)
Interest income	13	—	18	—
Other gains and (losses):
Corporate Magic	(38)	—	618	—
Other	—	74	45	119

Income (loss) before (provision) benefit for income taxes	73	(6,831)	210	(7,518)

(Provision) benefit for income taxes	(27)	203	3,115	446

Income (loss) from discontinued operations	$46	$(6,628)	$3,325	$(7,072)

The benefit for income taxes for the nine months ended September 30, 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic. The full benefit on the sale was recorded in the second quarter of 2010, rather than allocated over the year, as the Company believes it more accurately reflects its operations.
The assets and liabilities of the discontinued operations presented in the accompanying condensed consolidated balance sheets are comprised of (in thousands):

	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents — unrestricted	$—	$4
Trade receivables	—	1,053
Other current assets	63	1,387

Total current assets	63	2,444

Property and equipment, net	—	32
Note receivable, net of discount	388	—
Goodwill	—	329
Other long-term assets	—	54

Total assets	$451	$2,859

Current liabilities:
Accounts payable and accrued liabilities	$483	$3,872

Total current liabilities	483	3,872

Other long-term liabilities	451	491

Total long-term liabilities	451	491

Total liabilities	$934	$4,363

5. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding	47,173	41,091	47,095	40,979
Effect of dilutive stock options	—	—	—	230

Weighted average shares outstanding - assuming dilution	47,173	41,091	47,095	41,209

For the three months and nine months ended September 30, 2010, and for the three months ended September 30, 2009, the effect of dilutive stock-based compensation awards was the equivalent of approximately 629,000, 570,000 and 297,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and nine months ended September 30, 2010 and for the three months ended September 30, 2009, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 1,990,000 and 3,230,000 shares of common stock as of September 30, 2010 and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 2,008,000 and 3,940,000 shares of common stock as of September 30, 2010 and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 9, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended September 30, 2010 was the equivalent of approximately 294,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended September 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
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

6. COMPREHENSIVE (LOSS) INCOME:
Comprehensive (loss) income is as follows for the respective periods (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net loss	$(31,780)	$(12,901)
Unrealized (loss) gain on natural gas swaps, net of deferred income tax (benefit) provision of $(165) and $144	(292)	230
Unrealized gain (loss) on interest rate swaps, net of deferred income tax provision (benefit) of $1,092 and $(578)	2,007	(949)
Other	19	44

Comprehensive loss	$(30,046)	$(13,576)

	Nine Months Ended
	September 30,
	2010	2009
Net (loss) income	$(56,350)	$577
Unrealized (loss) gain on natural gas swaps, net of deferred income tax (benefit) provision of $(165) and $380	(296)	607
Unrealized gain on interest rate swaps, net of deferred income tax provision of $3,121 and $356	5,577	590
Other	(25)	(22)

Comprehensive (loss) income	$(51,094)	$1,752

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the nine months ended September 30, 2010 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives
Balance at December 31, 2009	$(16,481)	$—	$(16,481)
2010 changes in fair value, net of deferred taxes	5,577	(385)	5,192
Reclassification to earnings	—	89	89

Balance at September 30, 2010	$(10,904)	$(296)	$(11,200)

7. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at September 30, 2010 and December 31, 2009 is recorded at cost and summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
Land and land improvements	$212,088	$212,953
Buildings	2,159,663	2,195,367
Furniture, fixtures and equipment	430,705	507,339
Construction in progress	121,618	34,664

	2,924,074	2,950,323
Accumulated depreciation	(771,572)	(800,541)

Property and equipment, net	$2,152,502	$2,149,782

The decreases in buildings and furniture, fixtures and equipment, as well as the increase in construction in progress, at September 30, 2010, as compared to December 31, 2009, are primarily due to the write-off of property and equipment damaged in the Nashville Flood and the subsequent rebuilding efforts. As the Company continues its rebuilding efforts, additional write-offs of property and equipment may be necessary. Depreciation expense of continuing operations, including amortization of assets under capital lease obligations, was $23.2 million and $27.5 million for the three months ended September 30, 2010 and 2009, respectively, and was $72.3 million and $80.9 million for the nine months ended September 30, 2010 and 2009, respectively.
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
During the three months ended September 30, 2010 and 2009, the Company recorded interest income of $3.2 million and $3.4 million, respectively, on these bonds, which each included $3.2 million of interest that accrued on the bonds and $0.1 million and $0.2 million, respectively, related to amortization of the discount on the bonds.
During the nine months ended September 30, 2010 and 2009, the Company recorded interest income of $9.6 million and $11.2 million, respectively, on these bonds, which each included $9.4 million of interest that accrued on the bonds and $0.2 million and $1.8 million, respectively, related to amortization of the discount on the bonds. The Company received payments of $16.3 million and $17.1 million during the nine months ended September 30, 2010 and 2009, respectively, relating to these notes receivable.
9. DEBT:
The Company’s debt and capital lease obligations related to continuing operations at September 30, 2010 and December 31, 2009 consisted of (in thousands):

	September 30,	December 31,
	2010	2009
$1.0 Billion Credit Facility, interest and maturity as described below	$700,000	$700,000
Convertible Senior Notes, interest and maturity as described below, net of debt discount of $56,494 and $65,136	303,506	294,864
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	180,700
Nashville Predators Promissory Note, interest at 6.00%, maturing October 5, 2010	1,000	1,000
Capital lease obligations	575	2,124

Total debt	1,157,261	1,178,688
Less amounts due within one year	(1,222)	(1,814)

Total long-term debt	$1,156,039	$1,176,874

Giving effect to the waiver under the Company’s $1.0 billion credit facility further described below, as of September 30, 2010, the Company was in compliance with all of its covenants related to its debt.
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
As of September 30, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for the Company, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing the Company’s senior notes).
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
The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During the three months and nine months ended September 30, 2010, the Company incurred cash interest expense of $3.4 million and $10.1 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of $2.9 million and $8.6 million, respectively, related to the amortization of the debt discount on the Convertible Notes. During the three months and nine months ended September 30, 2009, the Company incurred cash interest expense of $0.1 million relating to the interest coupon on the Convertible Notes and non-cash interest expense of $0.1 million related to the amortization of the debt discount on the Convertible Notes.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of September 30, 2010, none of the conditions permitting conversion had been satisfied.
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

Repurchase of Senior Notes
During the nine months ended September 30, 2010, the Company repurchased $28.5 million in aggregate principal amount of its outstanding 6.75% senior notes for $27.0 million. After adjusting for the write-off of $0.3 million in deferred financing costs and other costs, the Company recorded a pretax gain of $1.3 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.
During the nine months ended September 30, 2009, the Company repurchased $88.6 million in aggregate principal amount of its outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for the write-off of $1.1 million in deferred financing costs and other costs, the Company recorded a pretax gain of $24.7 million, respectively, as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.
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

The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At September 30, 2010, the Company had 27 variable to fixed natural gas price swap contracts that mature from October 2010 to December 2011 with an aggregate notional amount of approximately 798,750 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.
The Company previously entered into six natural gas price swap contracts that were scheduled to mature from July 2010 to December 2010 to manage the price risk associated with a portion of the forecasted purchases of natural gas to be used at Gaylord Opryland. As a result of the Nashville Flood discussed above, the majority of these purchases were not going to be made. During June 2010, the Company terminated these contracts and received $0.1 million in cash, which is recorded in other gains and losses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.
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
The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure on its fixed rate debt. The interest rate swap agreements utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its previously outstanding 8% senior notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. These agreements involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreements mirrored the terms of the 8% senior notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties, as permitted by the agreements, each opted to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Prior to the redemption of the 8% senior notes in 2009, the Company amortized the resulting $5.0 million gain on the swap agreements over the remaining term of the 8% senior notes using the effective interest method. As a result of the redemption of the 8% senior notes in 2009, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009. During the nine months ended September 30, 2009, the Company recognized a loss on derivative of $1.2 million and a gain on the related hedged fixed rate debt of $1.2 million, both of which are recorded in interest expense, net of amounts capitalized, in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps — cash flow hedges	$—	$—	$16,963	$25,661
Natural gas swaps	—	—	460	—

Total derivatives designated as hedging instruments	$—	$—	$17,423	$25,661

Total derivatives not designated as hedging instruments	$—	$—	$—	$—

Total derivatives	$—	$—	$17,423	$25,661

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)
	Recognized in OCI on Derivative			Amount Reclassified from
	(Effective Portion)			Accumulated OCI into Income
Derivatives in	Three Months	Three Months		Three Months	Three Months
Cash Flow Hedging	Ended	Ended	Location of Amount Reclassified from	Ended	Ended
Relationships	September 30, 2010	September 30, 2009	Accumulated OCI into Income	September 30, 2010	September 30, 2009
Interest rate swaps	$3,100	$(1,527)	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(447)	374	Other gains (losses), net	—	—

Total	$2,653	$(1,153)	Total	$—	$—

	Amount of Gain (Loss)
	Recognized in OCI on Derivative			Amount Reclassified from
	(Effective Portion)			Accumulated OCI into Income
Derivatives in	Nine Months	Nine Months		Nine Months	Nine Months
Cash Flow Hedging	Ended	Ended	Location of Amount Reclassified from	Ended	Ended
Relationships	September 30, 2010	September 30, 2009	Accumulated OCI into Income	September 30, 2010	September 30, 2009
Interest rate swaps	$8,698	$946	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(540)	987	Other gains (losses), net	(89)	—

Total	$8,158	$1,933	Total	$(89)	$—

		Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months	Three Months	Nine Months	Nine Months
Derivatives Not		Ended	Ended	Ended	Ended
Designated as	Location of Gain (Loss) Recognized in	September 30,	September 30,	September 30,	September 30,
Hedging Instruments	Income on Derivatives	2010	2009	2010	2009
Natural gas swaps	Other gains and (losses), net	$—	$—	$202	$(106)

11. SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest related to continuing operations for the respective periods was comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Debt interest paid	$10,383	$9,690	$43,049	$48,072
Deferred financing costs paid	—	8,077	—	8,077
Capitalized interest	(459)	(448)	(824)	(1,275)

Cash interest paid, net of capitalized interest	$9,924	$17,319	$42,225	$54,874

Net cash refunds of income tax payments for the nine months ended September 30, 2010 and 2009 were $28.8 million and $3.7 million, respectively (net of cash payments of income taxes of $1.3 and $1.6 million, respectively).
12. STOCK PLANS:
The Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the grant of stock options, restricted stock, and restricted stock units to its directors and employees for up to 2,690,000 shares of common stock. The Plan also provides that no more than 1,350,000 of those shares may be granted for awards other than options or stock appreciation rights. The Company records compensation expense equal to the fair value of each stock option award granted on a straight line basis over the option’s vesting period unless the option award contains a market provision, in which case the Company records compensation expense equal to the fair value of each award on a straight line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. During the three months and nine months ended September 30, 2010, the Company granted 7,200 and 510,396 stock options, respectively, with a weighted-average grant-date fair value of $13.29 and $11.55, respectively. Including shares permitted under previous plans, at September 30, 2010 and December 31, 2009, there were 3,615,247 and 3,364,183 shares, respectively, of the Company’s common stock reserved for future issuance pursuant to the exercise of outstanding stock options.
The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. During the three months and nine months ended September 30, 2010, the Company granted 3,000 and 248,530 Restricted Stock Awards, respectively, with a weighted-average grant-date fair value of $27.29 and $21.25, respectively. At September 30, 2010 and December 31, 2009, Restricted Stock Awards of 460,705 and 318,768 shares, respectively, were outstanding.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”), which initially vested to the extent performance criteria were satisfied at the end of their four-year term. On September 3, 2010, the Company and certain executives entered into amendments to certain of the LTIP Restricted Stock Unit award agreements. As amended, the LTIP Restricted Stock Units will vest as follows: 25% of the LTIP Restricted Stock Units vested on the date of amendment; some, all or none of the remaining 75% of the LTIP Restricted Stock Units will vest on February 4, 2012 based on the extent to which the performance criteria specified in the original award agreement are satisfied (consistent with the original terms of the award agreements); and 25% of the LTIP Restricted Stock Units will vest on December 31, 2012 provided that the recipient remains employed by the Company on such date (unless vested earlier on February 4, 2012 to the extent performance criteria are satisfied). The number of LTIP Restricted Stock Units that ultimately vest will be determined based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and, when coupled with the time-based portion of the awards, all of the LTIP Restricted Stock Units granted will vest. As a result of the amendments to the LTIP Restricted Stock Unit award agreements, the Company recorded additional compensation cost of $2.5 million during the three months and nine months ended September 30, 2010.The Company is currently recording compensation expense equal to the fair value of all of the LTIP Restricted Stock Units granted on a straight-line basis over the vesting period. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant for the performance-based awards and based on the market price of the Company’s stock at the date of the amendments for the time-based awards. At September 30, 2010 and December 31, 2009, LTIP Restricted Stock Units of 281,500 and 365,750 shares, respectively, were outstanding.
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
On August 6, 2009, the Company entered into Stock Option Cancellation Agreements with certain members of its management team, pursuant to which such individuals surrendered and cancelled 510,000 LTIP Stock Options with an exercise price of $38.00 per share, as well as 472,200 stock options with exercise prices ranging from $40.22 to $56.14 per share, to purchase shares of the Company’s common stock (the “Cancelled Stock Options”), in order to make additional shares available under the Company’s 2006 Omnibus Incentive Plan for future equity grants to Company personnel. Pursuant to the terms of the Stock Option Cancellation Agreements, these individuals and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Stock Options was without any expectation to receive, and was without any obligation on the Company to pay or grant, any cash payment, equity awards or other consideration presently or in the future in regard to the cancellation of the Cancelled Stock Options. The Company determined that because the Cancelled Stock Options were cancelled without a concurrent grant of a replacement award, the cancellation should be accounted for as a settlement for no consideration. Therefore, the Company recorded the previously unrecognized compensation cost related to the Cancelled Stock Options of $3.0 million during the three months and nine months ended September 30, 2009. At both September 30, 2010 and December 31, 2009, LTIP Stock Options of 76,666 shares were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the additional compensation cost related to the amendments of the LTIP Restricted Stock Unit award agreements and the previously unrecognized compensation cost related to the Cancelled Stock Options described above, was $4.4 million and $4.6 million for the three months ended September 30, 2010 and 2009, respectively, and $8.0 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.

13. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$1,309	$1,254	$3,685	$3,763
Expected return on plan assets	(1,245)	(961)	(3,639)	(2,883)
Amortization of net actuarial loss	894	906	1,932	2,717
Amortization of prior service cost	—	1	—	3

Total net periodic pension expense	$958	$1,200	$1,978	$3,600

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$17	$16	$51	$47
Interest cost	244	242	731	725
Amortization of net gain	(4)	—	(10)	—
Amortization of curtailment gain	(61)	(106)	(183)	(320)

Total net postretirement benefit expense	$196	$152	$589	$452

14. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax loss was 35% and 30% for the three months ended September 30, 2010 and 2009, respectively. The Company’s increased effective tax rate during the 2010 period was due primarily to the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2009 period.
The Company’s effective tax rate as applied to pre-tax (loss) income was 32% and 61% for the nine months ended September 30, 2010 and 2009, respectively. Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the nine months ended September 30, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances in each period, resulted in the change to the effective tax rate noted above.
As of September 30, 2010, the Company had a current income tax receivable of $36.5 million, which represented amounts receivable pursuant to the filing of the Company’s 2009 federal income tax return, which included the casualty loss sustained for income tax purposes.

As of September 30, 2010 and December 31, 2009, the Company had $16.0 million and $16.1 million of unrecognized tax benefits, respectively, of which $9.1 million and $8.0 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of September 30, 2010 and December 31, 2009, the Company had accrued $1.6 million and $1.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.
15. COMMITMENTS AND CONTINGENCIES:
As further discussed in Note 3, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant damage as a result of the Nashville Flood. The Company plans to repair the damage to these facilities in order to reopen them at various dates during 2010. The Company has entered into several agreements with general contractors and other suppliers for the provision of certain remediation and construction services at the facilities damaged by the Nashville Flood. As of September 30, 2010, the Company had open commitments to pay $79.5 million under those agreements. The Company currently estimates that the total cost of the project to remediate and rebuild the facilities damaged by the Nashville Flood will be approximately $215-225 million, which includes the estimated costs for remediating and rebuilding the damaged facilities and capitalized interest, but excludes pre-opening costs. As of September 30, 2010, the Company has spent approximately $99.5 million (including capitalized interest, but excluding preopening costs) on this project. The Company also has commitments for maintenance capital expenditures and other projects.
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
Through joint venture arrangements with two private real estate funds managed by DB Real Estate Opportunities Group, the Company holds minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. The Company owns a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii. The Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC previously owned the 311-room ResortQuest Kauai Beach at Makaiwa Hotel and related assets located in Kapaa, Hawaii (“the Kauai Hotel”). During October 2010, the mortgage lender directed the sale of the Kauai Hotel, which will not result in any proceeds to Waipouli Owner, LLC. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional interest in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that was subject to the guarantees prior to the sale of the Kauai Hotel. As of September 30, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements. The Company has determined that Waipouli Holdings, LLC is a VIE, as the voting rights of the Company are not proportional to its right to receive the expected residual returns of the entity. The Company has determined that it is not the primary beneficiary of this VIE, as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team, over (i) NHC’s obligation to redeem the Company’s ownership interest, and (ii) the Company’s obligations under the Nashville Arena Naming Rights Agreement dated November 24, 1999. Under the Naming Rights Agreement, which had a 20-year term through 2018, the Company was required to make annual payments to NHC, beginning at $2,050,000 in 1999 and with a 5% escalation each year thereafter, and to purchase a minimum number of tickets to Predators games each year. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators pursuant to a Purchase Agreement dated February 22, 2005, effectively terminating the Company’s ownership interest in the Predators. In addition, the Naming Rights Agreement was cancelled pursuant to the Acknowledgment of Termination of Naming Rights Agreement. As a part of the settlement, the Company made a one-time cash payment to NHC of $4 million and issued to NHC a 5-year, $5 million promissory note bearing interest at 6% per annum. The note is payable at $1 million per year for 5 years and has an outstanding balance of $1.0 million as of September 30, 2010. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2010, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of September 30, 2010, approximately 19% of the Company’s employees were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.
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
As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$11,895	$11,895	$—	$—

Total assets measured at fair value	$11,895	$11,895	$—	$—

Variable to fixed natural gas swaps	$460	$—	$460	$—
Variable to fixed interest rate swaps	16,963	—	16,963	—

Total liabilities measured at fair value	$17,423	$—	$17,423	$—

The remainder of the assets and liabilities held by the Company at September 30, 2010 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 8, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.7 million as of September 30, 2010. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $156 million as of September 30, 2010.
As more fully discussed in Note 9, the Company has $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $670 million as of September 30, 2010.
As more fully discussed in Note 9, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on September 30, 2010 was $303.5 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $331 million as of September 30, 2010.
As shown in Note 9, the Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of these notes, based upon quoted market prices, was $152.2 million as of September 30, 2010.
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
18. EMPLOYEE SEVERANCE COSTS:
In the nine months ended September 30, 2010, as a result of the Nashville Flood, the Company temporarily eliminated approximately 1,700 employee positions at Gaylord Opryland. As a result, the Company recognized approximately $2.3 million in severance costs in the nine months ended September 30, 2010. These costs are included in casualty loss in the accompanying condensed consolidated statement of operations. The Company has rehired the majority of these positions in preparation for the reopening of Gaylord Opryland.
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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Hospitality	$147,234	$182,021	$523,849	$583,173
Opry and Attractions	11,011	16,472	32,702	43,010
Corporate and Other	27	20	81	70

Total	$158,272	$198,513	$556,632	$626,253

Depreciation and amortization:
Hospitality	$21,866	$25,876	$67,528	$75,414
Opry and Attractions	1,019	1,121	3,439	3,494
Corporate and Other	2,369	2,479	7,309	7,276

Total	$25,254	$29,476	$78,276	$86,184

Operating income (loss):
Hospitality	$16,092	$18,823	$76,347	$77,851
Opry and Attractions	92	2,643	346	2,863
Corporate and Other	(17,312)	(15,047)	(45,974)	(45,506)
Casualty loss	(6,014)	—	(37,361)	—
Preopening costs	(25,474)	—	(31,714)	—

Total operating (loss) income	(32,616)	6,419	(38,356)	35,208
Interest expense, net of amounts capitalized	(20,334)	(18,676)	(60,929)	(55,505)
Interest income	3,344	3,382	9,852	11,411
Income from unconsolidated companies	—	30	117	147
Net gain on extinguishment of debt	—	—	1,299	24,726
Other gains and (losses), net	377	(84)	217	3,420

(Loss) income before (benefit) provision for income taxes	$(49,229)	$(8,929)	$(87,800)	$19,407

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,422	$158,266	$—	$(2,416)	$158,272
Operating expenses:
Operating costs	—	98,497	—	1	98,498
Selling, general and administrative	7,638	28,011	—	(1)	35,648
Casualty loss	1,052	4,962	—	—	6,014
Preopening costs	—	25,474	—	—	25,474
Management fees	—	2,416	—	(2,416)	—
Depreciation and amortization	1,074	24,180	—	—	25,254

Operating loss	(7,342)	(25,274)	—	—	(32,616)
Interest expense, net of amounts capitalized	(20,956)	(28,916)	(96)	29,634	(20,334)
Interest income	24,614	4,549	3,815	(29,634)	3,344
Other gains and (losses), net	(58)	435	—	—	377

(Loss) income before (benefit) provision for income taxes	(3,742)	(49,206)	3,719	—	(49,229)
Benefit (provision) for income taxes	2,770	15,931	(1,298)	—	17,403
Equity in subsidiaries’ losses, net	(30,808)	—	—	30,808	—

(Loss) income from continuing operations	(31,780)	(33,275)	2,421	30,808	(31,826)
(Loss) income from discontinued operations, net of taxes	—	(11)	57	—	46

Net (loss) income	$(31,780)	$(33,286)	$2,478	$30,808	$(31,780)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,672	$198,507	$—	$(2,666)	$198,513
Operating expenses:
Operating costs	—	121,895	—	—	121,895
Selling, general and administrative	6,071	34,652	—	—	40,723
Management fees	—	2,666	—	(2,666)	—
Depreciation and amortization	1,322	28,154	—	—	29,476

Operating (loss) income	(4,721)	11,140	—	—	6,419
Interest expense, net of amounts capitalized	(19,260)	(29,528)	—	30,112	(18,676)
Interest income	5,476	24,395	3,623	(30,112)	3,382
Income from unconsolidated companies	—	30	—	—	30
Other gains and (losses), net	(7)	(77)	—	—	(84)

(Loss) income before (benefit) provision for income taxes	(18,512)	5,960	3,623	—	(8,929)
Benefit (provision) for income taxes	16,644	(8,887)	(5,101)	—	2,656
Equity in subsidiaries’ losses, net	(11,033)	—	—	11,033	—

Income (loss) from continuing operations	(12,901)	(2,927)	(1,478)	11,033	(6,273)
(Loss) income from discontinued operations, net of taxes	—	(6,753)	125	—	(6,628)

Net loss	$(12,901)	$(9,680)	$(1,353)	$11,033	$(12,901)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$5,696	$556,661	$—	$(5,725)	$556,632
Operating expenses:
Operating costs	—	333,808	—	(9)	333,799
Selling, general and administrative	17,338	96,538	—	(38)	113,838
Casualty loss	4,852	32,509	—	—	37,361
Preopening costs	—	31,714	—	—	31,714
Management fees	—	5,678	—	(5,678)	—
Depreciation and amortization	3,529	74,747	—	—	78,276

Operating loss	(20,023)	(18,333)	—	—	(38,356)
Interest expense, net of amounts capitalized	(62,210)	(86,986)	(251)	88,518	(60,929)
Interest income	72,825	14,372	11,173	(88,518)	9,852
Income from unconsolidated companies	—	117	—	—	117
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses), net	(54)	271	—	—	217

(Loss) income before (benefit) provision for income taxes	(8,163)	(90,559)	10,922	—	(87,800)
Benefit (provision) for income taxes	3,550	28,416	(3,841)	—	28,125
Equity in subsidiaries’ losses, net	(51,737)	—	—	51,737	—

(Loss) income from continuing operations	(56,350)	(62,143)	7,081	51,737	(59,675)
Income from discontinued operations, net of taxes	—	23	3,302	—	3,325

Net (loss) income	$(56,350)	$(62,120)	$10,383	$51,737	$(56,350)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$6,841	$626,234	$—	$(6,822)	$626,253
Operating expenses:
Operating costs	—	377,834	—	—	377,834
Selling, general and administrative	17,682	109,345	—	—	127,027
Management fees	—	6,822	—	(6,822)	—
Depreciation and amortization	4,047	82,137	—	—	86,184

Operating (loss) income	(14,888)	50,096	—	—	35,208
Interest expense, net of amounts capitalized	(57,176)	(87,995)	—	89,666	(55,505)
Interest income	17,845	72,615	10,617	(89,666)	11,411
Income from unconsolidated companies	—	147	—	—	147
Net gain on extinguishment of debt	24,726	—	—	—	24,726
Other gains and (losses), net	43	3,377	—	—	3,420

(Loss) income before (benefit) provision for income taxes	(29,450)	38,240	10,617	—	19,407
Benefit (provision) for income taxes	21,362	(24,981)	(8,139)	—	(11,758)
Equity in subsidiaries’ earnings, net	8,665	—	—	(8,665)	—

Income from continuing operations	577	13,259	2,478	(8,665)	7,649
Loss from discontinued operations, net of taxes	—	(6,990)	(82)	—	(7,072)

Net income	$577	$6,269	$2,396	$(8,665)	$577

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$131,007	$4,939	$—	$—	$135,946
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	40,381	—	—	40,381
Income taxes receivable	36,458	—	—	—	36,458
Deferred income taxes	332	1,233	763	—	2,328
Other current assets	1,534	55,607	—	(126)	57,015
Intercompany receivables, net	1,668,582	—	283,424	(1,952,006)	—
Current assets of discontinued operations	—	—	63	—	63

Total current assets	1,839,063	102,160	284,250	(1,952,132)	273,341

Property and equipment, net of accumulated depreciation	39,085	2,113,417	—	—	2,152,502
Notes receivable, net of current portion	—	139,873	—	—	139,873
Long-term deferred financing costs	13,860	—	—	—	13,860
Other long-term assets	694,590	352,297	—	(1,000,062)	46,825
Long-term assets of discontinued operations	—	—	388	—	388

Total assets	$2,586,598	$2,707,747	$284,638	$(2,952,194)	$2,626,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,000	$222	$—	$—	$1,222
Accounts payable and accrued liabilities	27,331	146,238	—	(421)	173,148
Estimated fair value of derivative liabilities	17,368	—	—	—	17,368
Intercompany payables, net	—	1,870,529	81,477	(1,952,006)	—
Current liabilities of discontinued operations	—	—	483	—	483

Total current liabilities	45,699	2,016,989	81,960	(1,952,427)	192,221
Long-term debt and capital lease obligations, net of current portion	1,155,686	353	—	—	1,156,039
Deferred income taxes	(28,977)	140,613	613	—	112,249
Estimated fair value of derivative liabilities	55	—	—	—	55
Other long-term liabilities	52,460	76,338	—	295	129,093
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	472	2,388	1	(2,389)	472
Additional paid-in capital	890,603	1,081,056	(40,120)	(1,040,936)	890,603
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	503,372	(609,990)	241,733	43,263	178,378
Other stockholders’ equity	(28,173)	—	—	—	(28,173)

Total stockholders’ equity	1,361,675	473,454	201,614	(1,000,062)	1,036,681

Total liabilities and stockholders’ equity	$2,586,598	$2,707,747	$284,638	$(2,952,194)	$2,626,789

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$175,871	$4,158	$—	$—	$180,029
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	39,864	—	—	39,864
Income tax receivable	28,796	—	—	—	28,796
Deferred income taxes	331	1,431	763	—	2,525
Other current assets	857	50,037	—	(126)	50,768
Intercompany receivables, net	1,629,974	—	279,626	(1,909,600)	—
Current assets of discontinued operations	—	2,381	63	—	2,444

Total current assets	1,836,979	97,871	280,452	(1,909,726)	305,576
Property and equipment, net of accumulated depreciation	47,317	2,102,465	—	—	2,149,782
Notes receivable, net of current portion	—	142,311	—	—	142,311
Long-term deferred financing costs	18,081	—	—	—	18,081
Other long-term assets	743,157	353,500	—	(1,051,799)	44,858
Long-term assets of discontinued operations	—	415	—	—	415

Total assets	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,000	$814	$—	$—	$1,814
Accounts payable and accrued liabilities	13,585	135,365	—	(290)	148,660
Intercompany payables, net	—	1,828,124	81,476	(1,909,600)	—
Current liabilities of discontinued operations	—	3,203	669	—	3,872

Total current liabilities	14,585	1,967,506	82,145	(1,909,890)	154,346
Long-term debt and capital lease obligations, net of current	1,175,564	1,310	—	—	1,176,874
portion
Deferred income taxes	(28,574)	129,260	(96)	—	100,590
Estimated fair value of derivative liabilities	25,661	—	—	—	25,661
Other long-term liabilities	54,620	69,593	—	164	124,377
Long-term liabilities of discontinued operations	—	44	447	—	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	881,512	1,088,457	(47,521)	(1,040,936)	881,512
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	559,722	(561,996)	245,476	(8,474)	234,728
Accumulated other comprehensive loss	(33,427)	—	—	—	(33,427)

Total stockholders’ equity	1,403,678	528,849	197,956	(1,051,799)	1,078,684

Total liabilities and stockholders’ equity	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(18,938)	$106,154	$816	$—	$88,032
Net cash provided by discontinued operating activities	—	23	644	—	667

Net cash (used in) provided by operating activities	(18,938)	106,177	1,460	—	88,699

Purchases of property and equipment	(1,669)	(108,264)	—	—	(109,933)
Collection of notes receivable	—	4,073	—	—	4,073
Other investing activities	—	130	—	—	130

Net cash used in investing activities — continuing operations	(1,669)	(104,061)	—	—	(105,730)
Net cash used investing activities — discontinued operations	—	—	(1,460)	—	(1,460)

Net cash used in investing activities	(1,669)	(104,061)	(1,460)	—	(107,190)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	2,297	—	—	—	2,297
Excess tax benefit from stock based compensation	411	—	—	—	411
Other financing activities, net	—	(1,335)	—	—	(1,335)

Net cash used in financing activities — continuing operations	(24,257)	(1,335)	—	—	(25,592)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(24,257)	(1,335)	—	—	(25,592)

Net change in cash and cash equivalents	(44,864)	781	—	—	(44,083)
Cash and cash equivalents at beginning of period	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of period	$131,007	$4,939	$—	$—	$135,946

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$53,809	$24,403	$331	$—	$78,543
Net cash used discontinued operating activities	—	(1,963)	(331)	—	(2,294)

Net cash provided by operating activities	53,809	22,440	—	—	76,249

Purchases of property and equipment	(612)	(43,344)	—	—	(43,956)
Collection of notes receivable	—	17,461	—	—	17,461
Other investing activities	—	1,685	—	—	1,685

Net cash used in investing activities — continuing operations	(612)	(24,198)	—	—	(24,810)
Net cash used investing activities — discontinued operations	—	(6)	—	—	(6)

Net cash used in investing activities	(612)	(24,204)	—	—	(24,816)

Net borrowings under credit facility	38,000	—	—	—	38,000
Repurchases of senior notes	(64,519)	—	—	—	(64,519)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs	358,119	—	—	—	358,119
Deferred financing costs paid	(8,077)	—	—	—	(8,077)
Purchase of convertible note hedge	(76,680)	—	—	—	(76,680)
Proceeds from the issuance of common stock warrants	43,740	—	—	—	43,740
Proceeds from the issuance of common stock, net of issuance costs	125,301	—	—	—	125,301
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Other financing activities, net	211	(524)	—	—	(313)

Net cash provided by (used in) financing activities — continuing operations	416,496	(524)	—	—	415,972
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	416,496	(524)	—	—	415,972

Net change in cash and cash equivalents	469,693	(2,288)	—	—	467,405
Cash and cash equivalents at beginning of period	(5,724)	6,760	—	—	1,036

Cash and cash equivalents at end of period	$463,969	$4,472	$—	$—	$468,441

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
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recent recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels, and increases in groups not fulfilling the minimum number of room nights originally contracted for, or rooms attrition. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel, as well as growth in outside the room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. In 2010, we have experienced improved bookings in future years, as well as improvements in pricing for those bookings. While we continue to focus our sales and marketing efforts on booking rooms in 2010, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economic slowdown does not improve or becomes worse.
See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, as well as Part II, Item 1A, “Risk Factors” below, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.
Nashville Flood
As more fully described in Note 3 to the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2010 included herewith, on May 3, 2010, the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Grand Ole Opry, certain of our Nashville-based attractions, and certain of our corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of our corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by us), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. We have segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2010, we recorded $6.0 million and $37.4 million, respectively, in casualty losses related to the flood, which includes $6.0 million and $87.4 million, respectively, in expenses, partially offset by $0.0 million and $50.0 million, respectively, in insurance proceeds. These amounts do not include lost profits from the interruption of the various businesses. During the three months and nine months ended September 30, 2010, we also recorded $25.5 million and $31.7 million, respectively, in preopening costs related to reopening the properties damaged by the flood.
We currently anticipate Gaylord Opryland to reopen November 15, 2010. While the Grand Ole Opry continued its schedule at alternative venues, including our Ryman Auditorium, the Grand Ole Opry House reopened September 28, 2010. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July. Based on a full evaluation of all properties affected by the flood, our forecasted costs associated with the restoration process are as follows:
•	Gross total remediation and budgeted rebuild costs will range from $215-$225 million, which includes approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland.

•	More specifically, the gross total remediation and budgeted rebuild costs include approximately $165-$172 million for Gaylord Opryland, $16-$17 million for the Grand Ole Opry, $7-$8 million for Nashville-based attractions, $7-$8 million for administrative buildings and $20 million for contingencies.

•	In addition to the project costs associated with the restoration of Gaylord Opryland, the Grand Ole Opry, our Nashville-based attractions and administrative buildings, it is estimated that the Company will incur approximately $57-$62 million in costs associated with maintaining these assets and re-launching them. These costs, which will be included in either casualty loss or preopening costs, include the initial eight-week carrying period for all labor at the hotel as well as the anticipated labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration. The labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening are also included and will be included in preopening costs.

•	Offsetting these costs are insurance proceeds of $50 million and an estimated federal income tax refund of approximately $36 million related to the casualty loss sustained for income tax purposes. As the hotel is located in a Federal Disaster Area, we can elect to deduct the casualty loss in the taxable year immediately preceding the taxable year in which the disaster occurred. Therefore, we are permitted to take the deduction on our 2009 federal tax return, which can be carried back to the 2007 tax year for a refund. Additionally, we continue to work with the state and local government on other potential tax relief.

•	The estimated net cash impact of the flood, including all project costs, offsetting items, and contingencies, is approximately $169-$179 million. This excludes the cost of pre-flood planned enhancement projects.

•	In addition, for the three months and nine months ended September 30, 2010, we incurred a non-cash write-off of $1.2 million and $42.7 million, respectively, associated with the impairment of certain assets as a result of sustained flood damage, as further described in Note 3 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2010 included herewith.

•	We believe that we have ample liquidity for the restoration and plan to fund the project through the use of a combination of cash on-hand, available borrowings and cash flow generated by our other hotel assets. As of September 30, 2010, we had $135.9 million in unrestricted cash and $291.4 million of borrowing availability under our credit facility.

•	We currently anticipate Gaylord Opryland to reopen November 15, 2010, and we have begun accepting reservations from that point forward.
Other Recent Events
Repurchase of Senior Notes. During the nine months ended September 30, 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.3 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash to finance the purchases and intend to consider additional repurchases of our senior notes from time to time depending on market conditions.
Labor Union Activity. As of September 30, 2010, approximately 1,480 employees at Gaylord National were represented by labor unions, and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees. As a result, we are experiencing an increase in labor and benefit costs in 2010.
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

As described above in Note 15 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2010 and 2009 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland, our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”), as well as our ownership interest in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.
For the three months and nine months ended September 30, 2010 and 2009, our total revenues were divided among these business segments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Segment	2010	2009	2010	2009
Hospitality	93.0%	91.7%	94.1%	93.1%
Opry and Attractions	7.0%	8.3%	5.9%	6.9%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2010 and 2009. The table also shows the percentage relationships to total revenues and, in the case of segment operating (loss) income, its relationship to segment revenues (in thousands, except percentages).

		Unaudited				Unaudited
	Three Months ended September 30,				Nine Months ended September 30,
	2010	%	2009	%	2010	%	2009	%

Income Statement Data:
REVENUES:
Hospitality	$147,234	93.0%	$182,021	91.7%	$523,849	94.1%	$583,173	93.1%
Opry and Attractions	11,011	7.0%	16,472	8.3%	32,702	5.9%	43,010	6.9%
Corporate and Other	27	0.0%	20	0.0%	81	0.0%	70	0.0%

Total revenues	158,272	100.0%	198,513	100.0%	556,632	100.0%	626,253	100.0%

OPERATING EXPENSES:
Operating costs	98,498	62.2%	121,895	61.4%	333,799	60.0%	377,834	60.3%
Selling, general and administrative	35,648	22.5%	40,723	20.5%	113,838	20.5%	127,027	20.3%
Casualty loss	6,014	3.8%	—	0.0%	37,361	6.7%	—	0.0%
Preopening costs	25,474	16.1%	—	0.0%	31,714	5.7%	—	0.0%
Depreciation and amortization:
Hospitality	21,866	13.8%	25,876	13.0%	67,528	12.1%	75,414	12.0%
Opry and Attractions	1,019	0.6%	1,121	0.6%	3,439	0.6%	3,494	0.6%
Corporate and Other	2,369	1.5%	2,479	1.2%	7,309	1.3%	7,276	1.2%

Total depreciation and amortization	25,254	16.0%	29,476	14.8%	78,276	14.1%	86,184	13.8%

Total operating expenses	190,888	120.6%	192,094	96.8%	594,988	106.9%	591,045	94.4%

OPERATING (LOSS) INCOME:
Hospitality	16,092	10.9%	18,823	10.3%	76,347	14.6%	77,851	13.3%
Opry and Attractions	92	0.8%	2,643	16.0%	346	1.1%	2,863	6.7%
Corporate and Other	(17,312)	(A )	(15,047)	(A )	(45,974)	(A )	(45,506)	(A )
Casualty loss	(6,014)	(B )	—	(B )	(37,361)	(B )	—	(B )
Preopening costs	(25,474)	(B )	—	(B )	(31,714)	(B )	—	(B )

Total operating (loss) income	(32,616)	-20.6%	6,419	3.2%	(38,356)	-6.9%	35,208	5.6%
Interest expense, net of amounts capitalized	(20,334)	(B )	(18,676)	(B )	(60,929)	(B )	(55,505)	(B )
Interest income	3,344	(B )	3,382	(B )	9,852	(B )	11,411	(B )
Income from unconsolidated companies	—	(B )	30	(B )	117	(B )	147	(B )
Net gain on extinguishment of debt	—	(B )	—	(B )	1,299	(B )	24,726	(B )
Other gains and (losses), net	377	(B )	(84)	(B )	217	(B )	3,420	(B )
Benefit (provision) for income taxes	17,403	(B )	2,656	(B )	28,125	(B )	(11,758)	(B )
Income (loss) from discontinued operations, net	46	(B )	(6,628)	(B )	3,325	(B )	(7,072)	(B )

Net (loss) income	$(31,780)	(B )	$(12,901)	(B )	$(56,350)	(B )	$577	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages and per share data):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$158,272	$198,513	-20.3%	$556,632	$626,253	-11.1%
Total operating expenses	190,888	192,094	-0.6%	594,988	591,045	0.7%
Operating (loss) income	(32,616)	6,419	-608.1%	(38,356)	35,208	-208.9%
Net (loss) income	(31,780)	(12,901)	-146.3%	(56,350)	577	-9866.0%
Net (loss) income per share — fully diluted	(0.67)	(0.31)	-116.1%	(1.20)	0.01	-12100.0%
Total Revenues
The decrease in our total revenues for the three months ended September 30, 2010, as compared to the same period in 2009, is attributable to a decrease in our Hospitality segment revenues of $34.8 million for the 2010 period and a decrease in our Opry and Attractions segment revenue of $5.5 million for the 2010 period, as discussed more fully below. The decrease in revenues in our Hospitality segment is attributable to a $54.5 million decrease in revenues at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $19.7 million increase at our other hotel properties. Total Hospitality revenues in the 2010 period include $1.7 million in attrition and cancellation fee collections, a $2.6 million decrease from the 2009 period.
The decrease in our total revenues for the nine months ended September 30, 2010, as compared to the same period in 2009, is attributable to a decrease in our Hospitality segment revenues of $59.3 million for the 2010 period and a decrease in our Opry and Attractions segment revenue of $10.3 million for the 2010 period, as discussed more fully below. The decrease in revenues in our Hospitality segment is attributable to an $88.7 million decrease in revenues at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $29.4 million increase at our other hotel properties. Total Hospitality revenues in the 2010 period include $7.1 million in attrition and cancellation fee collections, a $13.0 million decrease from the 2009 period.
Total Operating Expenses
The decrease in our total operating expenses for the three months ended September 30, 2010, as compared to the same period in 2009, is primarily due to a decrease during the 2010 period of $40.2 million and $2.8 million in operating expenses at Gaylord Opryland and our Opry and Attractions segment, respectively, primarily as a result of these properties being closed due to the Nashville Flood, as well as a $4.3 million decrease in depreciation during the 2010 period, partially offset by the 2010 period including $6.0 million in net casualty loss and $25.5 million in preopening costs associated with the Nashville Flood, as well as a $12.2 million increase in operating expenses at our hotels other than Gaylord Opryland associated with higher occupancy, as discussed more fully below.

The increase in our total operating expenses for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily due to the 2010 period including $37.4 million in casualty loss and $31.7 million in preopening costs associated with the Nashville Flood, as well as a $20.7 million increase in operating expenses at our hotels other than Gaylord Opryland associated with higher occupancy, partially offset by $70.6 million and $7.7 million reductions in operating expenses at Gaylord Opryland and our Opry and Attractions segment, respectively, primarily as a result of these properties being closed due to the Nashville Flood, as discussed more fully below.
Operating (Loss) Income
The decrease in our operating income for the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, was due primarily to the effect of the Nashville Flood during 2010, as more fully described below.
Net (Loss) Income
Our net loss of $31.8 million for the three months ended September 30, 2010, as compared to a net loss of $12.9 million for the same period in 2009, was due primarily to the decrease in our operating income described above, partially offset by the following factors:
•	An increase in the benefit for income taxes of $14.7 million during the 2010 period, described more fully below.

•	A $6.7 million increase in our income from discontinued operations for the 2010 period, as compared to the 2009 period, due primarily to the 2009 period including the impairment of goodwill associated with our Corporate Magic business, described more fully below.
Our net loss of $56.4 million for the nine months ended September 30, 2010, as compared to net income of $0.6 million for the same period in 2009, was due primarily to the decrease in our operating income described above, partially offset by the following factors:
•	A benefit for income taxes of $28.1 million during the 2010 period, as compared to a provision for income taxes of $11.8 million during the 2009 period, described more fully below.

•	A $23.4 million decrease in the net gain on the extinguishment of debt for the 2010 period, as compared to the 2009 period, relating to the repurchase of a portion of our senior notes, described more fully below.

•	A $10.4 million increase in our income from discontinued operations for the 2010 period, as compared to the 2009 period, due primarily to the 2009 period including the impairment of goodwill associated with our Corporate Magic business, as well as the 2010 period including the gain on sale, and the related income tax benefit, of our Corporate Magic business, described more fully below.

•	A $5.4 million increase in our interest expense, net of amounts capitalized, for the nine months ended September 30, 2010, as compared to the same period in 2009, due primarily to interest incurred on our convertible senior notes, partially offset by decreased interest incurred on our 8% senior notes and 6.75% senior notes as a result of the repurchase of portions of those notes, as described more fully below.

•	The receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium during the 2009 period that did not recur in the 2010 period, described more fully below.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein have been:
•	The Nashville Flood during the 2010 periods, specifically, $6.0 million and $37.4 million, respectively, in net casualty loss and $25.5 million and $31.7 million, respectively, in preopening costs incurred in the three months and nine months ended September 30, 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuild costs.

•	Increased occupancy levels at our hotels other than Gaylord Opryland (an increase of 8.5 percentage points of occupancy and 7.2 percentage points of occupancy for the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009) resulting from increased levels of group business during the periods, partially offset by lower ADR at our hotels other than Gaylord Opryland during the periods (a decrease of 1.6% and 5.5% for the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009), due primarily to continued pressure on room rates. These factors, when combined with increased outside-the-room spending, resulted in increased RevPAR and increased Total RevPAR at our hotels other than Gaylord Opryland for the three months and nine months ended September 30, 2010, as compared to the same periods in 2009.

•	Decreased attrition and cancellation levels for the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, which increased our revenue, operating income, RevPAR and Total RevPAR at our hotels other than Gaylord Opryland. Attrition at our hotels other than Gaylord Opryland for the three months and nine months ended September 30, 2010 was 12.0% and 11.9% of bookings, respectively, compared to 14.7% and 17.5%, respectively, for the 2009 periods. Cancellations at our hotels other than Gaylord Opryland for the three months and nine months ended September 30, 2010 decreased 46.8% and 35.8%, respectively, as compared to the 2009 periods. Attrition at Gaylord Opryland for the nine months ended September 30, 2010, for the period that the hotel was open, was 10.2% of bookings, compared to 11.7% for the 2009 period. In the nine months ended September 30, 2010 Gaylord Opryland experienced approximately 283,000 cancellations due to the closure of the property.

Operating Results – Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Hospitality revenue (1)	$147,234	$182,021	-19.1%	$523,849	$583,173	-10.2%
Hospitality operating expenses:
Operating costs	88,281	110,563	-20.2%	304,902	344,802	-11.6%
Selling, general and administrative	20,995	26,759	-21.5%	75,072	85,106	-11.8%
Depreciation and amortization	21,866	25,876	-15.5%	67,528	75,414	-10.5%

Total Hospitality operating expenses	131,142	163,198	-19.6%	447,502	505,322	-11.4%

Hospitality operating income (2)	$16,092	$18,823	-14.5%	$76,347	$77,851	-1.9%

Hospitality performance metrics:
Occupancy	74.7%	66.3%	12.7%	71.1%	64.3%	10.6%
ADR	$157.53	$153.80	2.4%	$166.91	$170.99	-2.4%
RevPAR (3)	$117.63	$101.97	15.4%	$118.73	$109.99	7.9%
Total RevPAR (4)	$306.82	$244.41	25.5%	$295.57	$263.90	12.0%
Net Definite Room Nights Booked (5)	241,000	314,000	-23.2%	692,000	586,000	18.1%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented. Performance metrics include Gaylord Opryland through May 2, 2010, the date the hotel closed due to the Nashville Flood.

(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland is closed.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland is closed.

(5)	Gaylord Opryland net definite room nights booked for the nine months ended September 30, 2010 includes approximately 283,000 cancellations due to the closure of the property.
The decrease in total Hospitality segment revenue in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, is primarily due to decreases of $54.5 million and $88.7 million, respectively, at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by increases of $19.7 million and $29.4 million, respectively, at our other hotel properties as a result of increased occupancy rates and increased outside-the-room spending resulting from higher levels of group business during the 2010 periods. Total Hospitality revenues were negatively impacted by declines of $2.6 million and $13.0 million in attrition and cancellation fee collections during the three months and nine months ended September 30, 2010, respectively.
The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Group	82.7%	79.5%	82.3%	80.2%
Transient	17.3%	20.5%	17.7%	19.8%
The increase in group business during the 2010 periods is primarily the result of the macroeconomic factors discussed above, specifically, increases in group travel and decreases in groups cancelling or experiencing attrition during the 2010 periods as compared to the 2009 periods.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, is primarily attributable to decreases of $40.2 million and $70.6 million, respectively, at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by an increase in operating expenses at Gaylord National, Gaylord Palms and Gaylord Texan, as described below.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily as a result of a decrease of $32.5 million and $56.8 million, respectively, at Gaylord Opryland as a result of being closed due to the Nashville flood, partially offset by an increase in operating costs at Gaylord National, Gaylord Texan and Gaylord Palms, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009 primarily as a result of a decrease of $7.7 million and $13.9 million at Gaylord Opryland as a result of being closed due to the Nashville flood, as described below.
Total Hospitality segment depreciation and amortization expense decreased in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily as a result of a decrease at Gaylord Palms due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2002 becoming fully depreciated during the 2010 period, as well as a decrease at Gaylord Opryland as a result of the Nashville Flood.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2010 and 2009.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	n/a	$54,495	n/a	$75,642	$164,334	-54.0%

Operating expense data (1):
Operating costs	n/a	32,481	n/a	46,805	103,600	-54.8%
Selling, general and administrative	n/a	7,748	n/a	10,101	23,955	-57.8%
Hospitality performance metrics:
Occupancy	n/a	66.5%	n/a	65.0%	62.4%	4.2%
ADR	n/a	$142.46	n/a	$145.15	$150.55	-3.6%
RevPAR	n/a	$94.69	n/a	$94.41	$94.01	0.4%
Total RevPAR	n/a	$205.74	n/a	$217.14	$209.09	3.9%

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs and are through May 2, 2010, the date the hotel closed due to the Nashville Flood. See the discussion of casualty loss and preopening costs set forth below.
Total revenue decreased at Gaylord Opryland in the nine months ended September 30, 2010, as compared to the same period in 2009, as a result of the hotel closing on May 2, 2010 due to the Nashville Flood. During the nine months ended September 30, 2010, for the period that the hotel was open, occupancy, RevPAR and Total RevPAR increased due to a combination of increased corporate groups customers and increased outside-the-room spending, partially offset by lower ADR, primarily due to continued pressure on room rates, and lower collection of attrition and cancellation fees.
Operating costs at Gaylord Opryland in the nine months ended September 30, 2010, as compared to the same period in 2009, decreased due to the hotel closing on May 2, 2010 as a result of the Nashville Flood. In addition, the 2009 period included severance costs associated with the Company’s cost containment initiative that did not recur in 2010. Selling, general and administrative expenses at Gaylord Opryland decreased in the nine months ended September 30, 2010, as compared to the same period in 2009, due to the hotel closing on May 2, 2010 as a result of the Nashville Flood, as well as overall expense reductions associated with the Company’s cost containment initiative.

     Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$34,279	$30,365	12.9%	$115,433	$115,493	-0.1%
Operating expense data:
Operating costs	21,784	19,794	10.1%	66,368	65,931	0.7%
Selling, general and administrative	7,383	6,467	14.2%	21,944	20,645	6.3%
Hospitality performance metrics:
Occupancy	71.0%	60.0%	18.3%	72.5%	66.6%	8.9%
ADR	$141.86	$151.94	-6.6%	$160.46	$178.35	-10.0%
RevPAR	$100.75	$91.19	10.5%	$116.31	$118.87	-2.2%
Total RevPAR	$265.00	$234.75	12.9%	$300.73	$300.89	-0.1%
The increase in Gaylord Palms revenue, RevPAR and Total RevPAR in the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to increased occupancy and outside the room spend, largely driven by an increase in group business during the period, as well as the transfer of rooms from Gaylord Opryland as a result of the Nashville Flood partially offset by a lower ADR, primarily due to a recent increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment, as well as the impact of the rooms transferred from Gaylord Opryland, which were honored at the price originally contracted for, which was less than the Orlando market rate. Gaylord Palms revenue and Total RevPAR were stable in the nine months ended September 30, 2010, while RevPAR decreased slightly as a result of lower ADR. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during the 2010 periods.
Operating costs at Gaylord Palms in the three months ended September 30, 2010 increased as compared to the same period in 2009, primarily due to higher variable costs associated with the increase in occupancy and revenue. Gaylord Palms operating costs remained stable in the nine months ended September 30, 2010 as compared to the same period in 2009. Selling, general and administrative expenses increased during the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to increased incentive compensation expense.

     Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$44,115	$39,532	11.6%	$136,398	$123,470	10.5%
Operating expense data:
Operating costs	24,556	23,535	4.3%	73,934	71,466	3.5%
Selling, general and administrative	5,408	5,200	4.0%	17,600	15,974	10.2%
Hospitality performance metrics:
Occupancy	72.5%	72.8%	-0.4%	72.5%	65.4%	10.9%
ADR	$156.39	$149.86	4.4%	$163.51	$167.41	-2.3%
RevPAR	$113.46	$109.13	4.0%	$118.48	$109.53	8.2%
Total RevPAR	$317.34	$284.38	11.6%	$330.66	$299.37	10.5%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to higher ADR and increased outside the room spend during the 2010 period. The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to higher occupancy, partially offset by lower ADR during the 2010 period. The increase in occupancy also led to increases in banquet, catering and other outside-the-room spending at the hotel, which increased the hotel’s Total RevPAR for the period. Revenue and Total RevPAR were negatively impacted by a decrease in collections of attrition and cancellation fees during the 2010 period.
Operating costs at Gaylord Texan in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, increased primarily due to increased variable operating costs associated with the higher revenue and outside-the-room spending at the hotel, partially offset by lower utility costs and lower property taxes during the 2010 periods. Selling, general and administrative expenses increased during the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to increased incentive compensation expense.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$67,079	$56,016	19.7%	$191,393	$174,588	9.6%
Operating expense data:
Operating costs	41,013	33,910	20.9%	115,242	101,024	14.1%
Selling, general and administrative	7,854	6,932	13.3%	24,318	23,187	4.9%
Hospitality performance metrics:
Occupancy	83.3%	66.6%	25.1%	76.4%	65.4%	16.8%
ADR	$174.12	$184.17	-5.5%	$193.41	$207.33	-6.7%
RevPAR	$144.98	$122.68	18.2%	$147.74	$135.69	8.9%
Total RevPAR	$365.29	$305.05	19.7%	$351.24	$320.40	9.6%
Gaylord National revenue, RevPAR and Total RevPAR increased in the three months and the nine months ended September 30, 2010, as compared to the same periods in 2009, primarily as a result of higher occupancy and higher outside-the-room spending during the 2010 periods, primarily due to an increase in associations and corporate groups, as well as the transfer of rooms from Gaylord Opryland as a result of the Nashville Flood. Gaylord National ADR decreased during the 2010 periods, primarily due to continued pressure on room rates, as well as the impact of the rooms transferred from Gaylord Opryland, which were honored at the price originally contracted for, which was less than the Washington D.C. market rate. The 2010 decrease in ADR for the nine month period was also impacted by comparison to a higher ADR during 2009 due to the presidential inauguration. Revenue and Total RevPAR were negatively impacted by a decrease in collections of attrition and cancellation fees during the 2010 periods.
Operating costs at Gaylord National in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, increased primarily due to increased variable operating costs associated with the increase in occupancy, as well as higher employment costs as a result of new collective bargaining agreements. Selling, general and administrative expenses increased slightly during the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to an increase in incentive compensation expense.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$11,011	$16,472	-33.2%	$32,702	$43,010	-24.0%
Operating expense data:
Operating costs	7,262	9,138	-20.5%	20,722	26,073	-20.5%
Selling, general and administrative	2,638	3,570	-26.1%	8,195	10,580	-22.5%
Depreciation and amortization	1,019	1,121	-9.1%	3,439	3,494	-1.6%

Operating income (1)	$92	$2,643	-96.5%	$346	$2,863	-87.9%

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
The decrease in revenues in the Opry and Attractions segment for the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, is primarily due to decreases in each of the businesses that were closed as a result of the Nashville Flood.
The decrease in Opry and Attractions operating costs and selling, general and administrative costs in the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, was due primarily to the decrease in each of the businesses that are or have been closed as a result of the Nashville Flood.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total revenues	$27	$20	35.0%	$81	$70	15.7%
Operating expense data:
Operating costs	2,956	2,194	34.7%	8,176	6,959	17.5%
Selling, general and administrative	12,014	10,394	15.6%	30,570	31,341	-2.5%
Depreciation and amortization	2,369	2,479	-4.4%	7,309	7,276	0.5%

Operating loss (1)	$(17,312)	$(15,047)	-15.1%	$(45,974)	$(45,506)	-1.0%

(1)	Corporate and Other segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months and nine months ended September 30, 2010, as compared to the 2009 periods, due primarily to higher employment costs.
Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended September 30, 2010, as compared to 2009 period, due primarily to higher incentive compensation costs, including a $2.5 million non-cash charge related to amendments to certain executives’ restricted stock unit agreements in the 2010 period, which was partially offset by the 2009 period including a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options. Corporate and Other selling, general and administrative costs decreased in the nine months ended September 30, 2010, as compared to the 2009 period, primarily due to the 2009 period including the $3.0 million non-cash stock option charge noted above, as well as $3.5 million in severance costs associated with our cost containment initiative and $1.9 million in expenses incurred associated with preparing for a proxy contest and settlement of the Company’s shareholder rights plan litigation, which were not incurred in the 2010 period. These decreases were partially offset by an increase in incentive compensation expense, including the $2.5 million non-cash restricted stock unit charge noted above, and consulting costs in the 2010 period.
Corporate and Other depreciation and amortization expense remained stable in the three months and six months ended September 30, 2010 as compared with the 2009 periods.

Operating Results — Casualty Loss
As a result of the Nashville Flood discussed above, during the three months and nine months ended September 30, 2010, we recorded $6.0 million and $87.4 million, respectively, of expense and $0.0 million and $50.0 million, respectively, of insurance proceeds related to the Nashville Flood as casualty loss as follows (in thousands):

	Three Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$2,215	$419	$251	$—	$2,885
Impairment of property and equipment	227	26	939	—	1,192
Other asset write-offs	(35)	(8)	—	—	(43)
Repairs of buildings and equipment	267	738	53	—	1,058
Continuing costs during shut-down period	(240)	607	14	—	381
Other	49	10	482	—	541
Insurance proceeds	—	—	—	—	—

Net casualty loss	$2,483	$1,792	$1,739	$—	$6,014

	Nine Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$14,139	$2,810	$813	$—	$17,762
Impairment of property and equipment	30,471	5,189	7,073	—	42,733
Other asset write-offs	1,811	1,098	—	—	2,909
Repairs of buildings and equipment	1,673	2,232	119	—	4,024
Continuing costs during shut-down period	15,717	2,801	643	—	19,161
Other	166	87	519	—	772
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$63,977	$14,217	$9,167	$(50,000)	$37,361

Lost profits from the interruption of the various businesses are not reflected in the above table.
See Note 3 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2010 for a further discussion of the components of these costs.
Insurance Proceeds
At May 3, 2010, we had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During the nine months ended September 30, 2010, we received $50.0 million in insurance proceeds and have recorded these insurance proceeds as an offset to the net casualty loss in the accompanying condensed consolidated statement of operations. Effective July 1, 2010, we increased this per occurrence flood insurance to $100.0 million, and effective August 19, 2010, we increased this per occurrence flood insurance to $150.0 million.

Operating Results — Preopening Costs
We expense the costs associated with start-up activities and organization costs as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were or will be closed, we have and will continue to incur costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties other than depreciation and amortization incurred since June 10, 2010 (the date at which we determined that the remediation was substantially complete), as preopening costs. During the three months and nine months ended September 30, 2010, we incurred $25.5 million and $31.7 million, respectively, in preopening costs. The majority of the costs classified as preopening costs during the three month period ended September 30, 2010 include employment costs ($14.5 million), facility costs ($2.0 million), property and other taxes ($1.5 million), supplies ($1.5 million), equipment and facility rental ($1.2 million), and insurance costs ($0.8 million). The majority of the costs classified as preopening costs during the nine month period ended September 30, 2010 include employment costs ($18.0 million), facility costs ($2.2 million), property and other taxes ($2.0 million), supplies ($2.0 million), equipment and facility rental ($1.3 million), and insurance costs ($0.9 million).
Non-Operating Results Affecting Net (Loss) Income
General
The following table summarizes the other factors which affected our net (loss) income for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Interest expense, net of amounts capitalized	$(20,334)	$(18,676)	-8.9%	$(60,929)	$(55,505)	-9.8%
Interest income	3,344	3,382	-1.1%	9,852	11,411	-13.7%
Income from unconsolidated companies	—	30	-100.0%	117	147	-20.4%
Net gain on extinguishment of debt	—	—	0.0%	1,299	24,726	-94.7%
Other gains and (losses), net	377	(84)	548.8%	217	3,420	-93.7%
Benefit (provision) for income taxes	17,403	2,656	555.2%	28,125	(11,758)	339.2%
Income (loss) from discontinued operations, net of taxes	46	(6,628)	100.7%	3,325	(7,072)	147.0%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $1.7 million to $20.3 million (net of capitalized interest of $0.5 million) during the three months ended September 30, 2010, as compared to the same period in 2009. Interest expense, net of amounts capitalized, increased $5.4 million to $60.9 million (net of capitalized interest of $0.8 million) during the nine months ended September 30, 2010, as compared to the same period in 2009. The increase in both periods is due primarily to an increase in interest expense associated with our 3.75% Convertible Senior Notes (the “Convertible Notes”) issued in the third quarter of 2009, partially offset by a decrease in interest expense associated with our remaining outstanding senior notes as a result of the repurchase of a portion of these notes during 2009 and 2010.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.8% and 6.3% for the three months and 6.8% and 6.1% for the nine months ended September 30, 2010 and 2009, respectively.
Interest Income
The decrease in interest income during the three months and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to the discount on a portion of the notes receivable that were received in connection with the development of Gaylord National becoming fully amortized into interest income during 2009.
Income  from Unconsolidated Companies
We account for our investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which previously owned the ResortQuest Kauai Beach at Makaiwa Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for the three months and nine months ended September 30, 2010 and 2009. Income (loss) from unconsolidated companies for the three months and nine months ended September 30, 2010 and 2009 consisted of equity method income  from these investments as follows (in thousands, except percentages):

				Nine Months
	Three Months			Ended September 30,
	Ended September 30,
	2010	2009	% Change	2010	2009	% Change
RHAC Holdings, LLC	$—	$30	-100.0%	$117	$147	-20.4%
Waipouli Holdings, LLC	—	—	0.0%	—	—	0.0%

Total:	$—	$30	-100.0%	$117	$147	-20.4%

Net Gain on Extinguishment of Debt
During the nine months ended September 30, 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.3 million as a result of the repurchases.
During the nine months ended September 30, 2009, we repurchased $88.6 million, respectively, in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $24.7 million as a result of the repurchases.
Other Gains and (Losses)
Other gains and (losses) for the three months and nine months ended September 30, 2010 primarily consisted of miscellaneous income and expense. Other gains and (losses) for the nine months ended September 30, 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium.

(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (as of September 30, 2010):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1	3	(2)	24
Change in treatment of Medicare Part D subsidies	—	—	(1)	—
Other	(1)	(8)	—	2

Effective tax rate	35%	30%	32%	61%

The Company’s increased effective tax rate during the three months ended September 30, 2010 as compared to the same period in 2009 was due primarily to the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2009 period.
Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the nine months ended September 30, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances in each period, resulted in a decreased effective tax rate for the nine months ended September 30, 2010 as compared to the 2009 period.
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
During the second quarter of 2010, in a continued effort to focus on our core Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our Corporate Magic business. On June 1, 2010, we completed the sale of Corporate Magic through the transfer of all of our equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by us. In exchange for our equity interests in Corporate Magic, we received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the second quarter of 2011 through the first quarter of 2017. We recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. We recognized a pretax gain of $0.6 million related to the sale of Corporate Magic during the nine months ended September 30, 2010.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (loss):
Corporate Magic	$(20)	$(7,079)	$(713)	$(7,499)
Other	118	174	242	(137)

Total operating income (loss)	98	(6,905)	(471)	(7,636)

Interest expense	—	—	—	(1)
Interest income	13	—	18	—
Other gains and (losses):
Corporate Magic	(38)	—	618	—
Other	—	74	45	119

Income (loss) before (provision) benefit for income taxes	73	(6,831)	210	(7,518)

(Provision) benefit for income taxes	(27)	203	3,115	446

Income (loss) from discontinued operations	$46	$(6,628)	$3,325	$(7,072)

The benefit for income taxes for the nine months ended September 30, 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic. The full benefit on the sale was recorded during the second quarter of 2010, as opposed to being allocated over the year, as we believe it more accurately reflects our operations.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2010, our net cash flows provided by operating activities — continuing operations were $88.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the disposals of certain fixed assets of approximately $92.8 million, partially offset by unfavorable changes in working capital of approximately $4.8 million. The unfavorable changes in working capital primarily resulted from an increase in income taxes receivable, primarily due to the estimated federal tax refund related to the casualty loss sustained from the Nashville Flood for income tax purposes, partially offset by the collection of federal tax refunds related to 2008 and 2009, and an increase in prepaid expenses associated with our holiday programs, partially offset by an increase in accrued compensation and increased accrued interest on our Convertible Notes and 6.75% senior notes.
During the nine months ended September 30, 2009, our net cash flows provided by operating activities — continuing operations were $78.5 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, and losses on the disposals of certain fixed assets of approximately $104.6 million, partially offset by unfavorable changes in working capital of approximately $26.1 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses primarily related to the timing of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, an increase in the interest receivable related to the bonds that were received in connection with the development of Gaylord National, an increase in income taxes receivable, and an increase in prepaid property taxes and prepaid expenses associated with our holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord Opryland and Gaylord National and an increase in interest payable, attributed to interest accrued on our senior notes.
Cash Flows From Investing Activities. During the nine months ended September 30, 2010, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $109.9 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the nine months ended September 30, 2010 primarily included the rebuilding of Gaylord Opryland and the Grand Ole Opry House, as well as ongoing maintenance capital expenditures for our existing properties.
During the nine months ended September 30, 2009, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $44.0 million, partially offset by the receipt of a $17.1 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the nine months ended September 30, 2009 primarily included ongoing maintenance capital expenditures for our existing properties.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2010, our net cash flows used in financing activities were approximately $25.6 million, primarily reflecting the payment of $27.0 million to repurchase portions of our 6.75% senior notes.
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
As of September 30, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for us, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

We will have to refinance or amend the $1.0 Billion Credit Facility before its maturity on July 25, 2012, in order to finance our ongoing capital needs. While we believe that the strength of our cash flows, the quality of our assets and the long-term prospects of our business all provide a sound basis on which we can obtain capital, there is no assurance that we will be able to refinance the $1.0 Billion Credit Facility on acceptable terms.
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
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of September 30, 2010, none of the conditions permitting conversion had been satisfied.
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
During the nine months ended September 30, 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.3 million as a result of the repurchases. We used available cash to finance the purchases and intend to consider additional repurchases of our 6.75% Senior Notes from time to time depending on market conditions.
Giving effect to the waiver under our credit facility further described above, as of September 30, 2010, we were in compliance with all of our covenants related to our debt.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 15 to our condensed consolidated financial statements included herein, we made investments in two unconsolidated entities, each of which purchased a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities has guaranteed certain loans made to wholly-owned subsidiaries of each of these entities, and we have agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.6 million of letters of credit as of September 30, 2010 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of September 30, 2010, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,212,180	$—	$700,000	$512,180	$—
Capital leases	575	222	334	19	—
Promissory note payable to Nashville Predators	1,000	1,000	—	—	—
Construction commitments	115,762	115,762	—	—	—
Operating leases (1)	657,145	6,658	11,265	8,685	630,537

Total contractual obligations	$1,986,662	$123,642	$711,599	$520,884	$630,537

(1)	The total operating lease commitments of $657.1 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt, capital lease obligations and promissory note payable to the Nashville Predators. See Note 11 to our condensed consolidated financial statements included herewith for a discussion of the interest we paid during the three months and nine months ended September 30, 2010 and 2009.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2010, we cannot make reasonably certain estimates of the period of cash settlement, if any, with the respective taxing authority. Therefore, $16.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no newly identified critical accounting policies in the first, second or third quarter of 2010 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2010 and 2009 included herewith.

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
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of September 30, 2010 would increase by approximately $2.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2010. As a result, the interest rate market risk implicit in these investments at September 30, 2010, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of September 30, 2010, we held 27 variable to fixed natural gas price swaps with respect to the purchase of 798,750 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to fifteen months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $4.94 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of September 30, 2010 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of September 30, 2010 would have decreased or increased by $0.3 million.
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
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of September 30, 2010, the value of the investments in the pension fund was $63.9 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.4 million.
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
In May 2010, as previously announced, Gaylord Opryland suffered severe flood damage as a result of flooding in Davidson County, Tennessee, and the hotel is expected to be closed until November 15, 2010. Therefore, the financial results of Gaylord Opryland and the Company were negatively affected for the second and third quarters of 2010 and will be negatively affected for at least the fourth quarter of 2010. The Company carried insurance associated with flood damage with an aggregate limit of $50 million and is incurring significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, have exceeded the coverage under the Company’s insurance policies. In addition, the Company is subject to risks inherent in the construction and reopening process, including the risk of fluctuations in the costs of materials and labor and diversion of management time and attention. The Company has disclosed amounts spent and amounts projected to be spent in connection with the rebuilding effort, but there can be no assurance that additional expenses will not be incurred. Other associated effects of the hotel closure may be the loss of experienced employees, the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined. The Company’s $1.0 Billion Credit Facility contains covenants regarding the continuance of business and the prompt repair of property damage and also contains financial covenants at levels that assume that all of its properties are operational. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the financial covenants. Effective May 19, 2010, the Company obtained a waiver of certain covenants to its $1.0 Billion Credit Facility, but there can be no assurance that additional waivers will not be required.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended September 30, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1 — July 31, 2010	—	—	—	—
August 1 — August 31, 2010 (1)	331	$29.54	—	—
September 1 — September 30, 2010	—	—	—	—

Total	331	$29.54	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: November 5, 2010	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

10.1+	Second Amended and Restated Credit Agreement, dated as of July 25, 2008, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed.

10.3	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and David C. Kloeppel.

10.4	Amendment No. 1 to Employment Agreement, dated September 3, 2010, by and between the Company and Carter R. Todd.

10.5	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti.

10.6	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Richard A. Maradik.

10.7	2008 Long Term Incentive Plan Form of Amended and Restated Restricted Stock Unit Award Agreement amending grants made to the Company’s named executive officers as described in the Company’s Current Report on Form 8-K dated September 7, 2010

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.