Form 10-K
period 2010-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2011-02-25
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2010 was approximately $762,404,828 (assuming solely for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).
As of January 31, 2010, there were 48,145,437 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY
2010 FORM 10-K ANNUAL REPORT

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
We also own and operate several attractions in Nashville, including the Grand Ole Opry, a live country music variety show that is the nation’s longest running live radio show and an icon in country music. Our local Nashville attractions provide entertainment opportunities for Nashville-area residents and visitors, including our Nashville hotel and convention guests, while adding to our destination appeal.
We were originally incorporated in 1956 and were reorganized in connection with a 1997 corporate restructuring.
Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 94%, 6%, and 0%, respectively, of total revenues for 2010.
Financial information by industry segment and for each of our Gaylord hotel properties as of December 31, 2010 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 19) to our consolidated financial statements included in this Annual Report on Form 10-K.

Strategy
Our goal is to become the nation’s premier hotel brand serving primarily the meetings and conventions sector and to enhance our business by offering vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the large group meetings market in the United States. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings.
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
Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002, our Gaylord Texan hotel in April 2004 and our Gaylord National hotel in April 2008. We relaunched our Gaylord Opryland hotel in November 2010 after flood-related renovations. As further described in the “Future Development” section below, we have also entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona. We have focused the efforts of our sales force to capitalize on our expansion over the last nine years and the desires of some of our large group meeting clients to meet in different areas of the country each year and to establish relationships with new customers as we increase our geographic reach. We believe there is a significant opportunity to establish strong relationships with new customers and rotate them among our properties.
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
Industry Description
According to the 2008 Meetings Market Report published by Meetings and Conventions magazine, the large group meetings market annually generates approximately $104 billion of revenues for the companies that provide services to it. Tradeshow Week Custom Research estimates that the convention hotel industry generates approximately $17.8 billion of these revenues. These revenues include event producer total gross sales (which include exhibitor and sponsor expenditures) and attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. The convention hotels that attract these group meetings typically have more than 1,000 guest rooms and, on average, contain approximately 125,000 square feet of exhibit space and approximately 45 meeting rooms.
According to the 2008 Meetings Market Report published by Meetings & Conventions magazine, the group meetings market is comprised of approximately 1.3 million events annually, of which approximately 80% are corporate meetings and approximately 20% are association meetings or conventions. Over half of the venues hosting these events contain more than 150,000 square feet of exhibit or meeting space, with only approximately 10% containing over 500,000 square feet. Examples of industries participating in these meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because groups, associations and trade shows generally select their sites 2 to 6 years in advance, thereby increasing earnings visibility, and our group customers enter into contracts that provide for minimum spending on stays and cancellation and attrition fees, we believe the convention hotel segment of the lodging industry is more predictable than the general lodging industry.
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
Based on our information and information obtained from the Tradeshow Week Major Exhibit Hall Directory 2009, the largest hotel exhibit halls (ranked by total square feet of total exhibit and meeting space) are as follows:

		Total		Total	Total
		Exhibit		Meeting	Exhibit and
		Space	Meeting	Space	Meeting Space
Facility	Location	(sq. ft.)	Rooms	(sq. ft.)	(sq. ft.)
Las Vegas Sands MEGACENTER	Las Vegas, NV	1,125,600	293	400,378	1,525,978
Mandalay Bay Resort & Casino	Las Vegas, NV	934,731	121	360,924	1,295,655
MGM Grand Hotel & Casino	Las Vegas, NV	320,000	75	600,000	600,000	*
Gaylord Opryland Resort & Convention Center	Nashville, TN	263,772	111	325,000	588,772
Gaylord National Resort & Convention Center	National Harbor, MD	180,000	82	470,000	470,000	*
Orlando World Center Marriott	Orlando, FL	450,000	73	450,000	450,000	*
Rosen Shingle Creek	Orlando, FL	445,000	99	445,000	445,000	*
Gaylord Texan Resort & Convention Center	Grapevine, TX	400,000	70	400,000	400,000	*
Gaylord Palms Resort & Convention Center	Kissimmee, FL	400,000	76	200,000	400,000	*
Hilton Anatole Hotel	Dallas, TX	231,103	77	344,638	344,638	*
Walt Disney World Swan and Dolphin Resort	Lake Buena Vista, FL	329,000	84	248,655	329,000	*
Caesars Palace	Las Vegas, NV	300,000	110	300,000	300,000	*
Grand Sierra Resort & Casino	Reno, NV	190,000	40	110,000	300,000
The Westin Diplomat Resort & Spa	Hollywood, FL	209,000	39	60,000	269,000
Sheraton Dallas	Dallas, TX	230,000	67	99,000	230,000	*
Disney’s Coronado Springs Resort	Lake Buena Vista, FL	220,000	45	220,000	220,000	*

*	Exhibit Space square footage is also included in the calculation of Meeting Space square footage.
Gaylord Hotels — Strategic Plan
Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are designed based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord hotels among the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002, the Gaylord Texan in April 2004 and the Gaylord National in April 2008. We believe that our hotels will enable us to capture additional convention business from groups that currently utilize one of our hotels but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships.
Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,881 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 600,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008 and 2010, as well as Meeting & Convention’s Gold Key and Gold Platter Awards for 2007, 2008, 2009 and 2010. Gaylord Opryland was successfully reopened in November 2010 after flood-related renovations.
Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008, 2009 and 2010 and Meeting and Convention’s Gold Key and Gold Platter Awards for 2007, 2008, 2009 and 2010.
Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. The Gaylord Texan is rated as a AAA Four-Diamond Hotel and it received Successful Meetings magazine’s Pinnacle Award in 2008 and Meeting and Convention’s Gold Key Award in 2007, 2008, 2009 and 2010.
Gaylord National Resort and Convention Center — Prince George’s County, Maryland. Gaylord National opened in April 2008 and is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond hotel, and it received Meeting and Convention’s Gold Key Award in 2009 and 2010.
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
We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion at Gaylord Opryland. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy and the availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.

Opry and Attractions
The Grand Ole Opry. The Grand Ole Opry, which celebrated its 85th anniversary in 2010, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and XM Radio and streamed on the Internet. The Grand Ole Opry is also broadcast on television via the Great American Country network and CMT-Canada. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.
Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2010 to January 2011. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2010, winning the award in 2003, 2004 and 2010, and was named the 2009 Venue of the Year by the Academy of Country Music.
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
Corporate and Other
Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in certain investments described below under Item 6, “Selected Financial Data”.

Employees
As of December 31, 2010, we had approximately 6,634 full-time and 3,083 part-time and temporary employees. Of these, approximately 6,016 full-time and 2,545 part-time employees were employed in Hospitality; approximately 304 full-time and 538 part-time employees were employed in Opry and Attractions; and approximately 314 full-time and 0 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.
As of December 31, 2010, approximately 1,504 employees at Gaylord National were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.
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
Opry and Attractions
The Grand Ole Opry and our other attractions businesses compete with all other forms of entertainment and recreational activities. The success of the Opry and Attractions group is dependent upon certain factors beyond our control, including economic conditions, the amount of available leisure time, transportation cost, public taste and weather conditions. Our radio station competes with numerous other types of entertainment businesses, and success is often dependent on taste and fashion, which may fluctuate from time to time.
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

Opry and Attractions
WSM-AM is subject to regulation under the Communications Act of 1934, as amended. Under the Communications Act, the Federal Communications Commission, or FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and other practices of broadcasting stations. Licenses issued for radio stations have terms of eight years. Radio broadcast licenses are renewable upon application to the FCC and in the past have been renewed except in rare cases. Competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or FCC regulations or other violations which constitute a pattern of abuse. WMS-AM’s current radio station license will expire in August 2012; however, we are not aware of any reason why WSM-AM’s radio station license should not be renewed.
In addition, our Nashville area attractions are also subject to the requirements of the Americans with Disabilities Act and similar state laws, as well as the laws and regulatory activities associated with the sale of alcoholic beverages described above.
Additional Information
Our web site address is www.gaylordentertainment.com. Please note that our web site address is provided as an inactive textual reference only. We make available free of charge through our web site the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2010. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	63	Chairman of the Board of Directors and Chief Executive Officer
David C. Kloeppel	41	President and Chief Operating Officer
Carter R. Todd	53	Executive Vice President, General Counsel and Secretary
Mark Fioravanti	49	Senior Vice President and Chief Financial Officer
Rod Connor	58	Senior Vice President and Chief Administrative Officer
Richard A. Maradik	42	Senior Vice President and Chief Marketing Officer
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
Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 38 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.
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
Recent recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels and increased attrition levels, which represents groups not fulfilling the minimum number of room nights originally contracted for. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel, as well as growth in outside-the-room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. In 2010, we have experienced improved bookings in future years, as well as improvements in pricing for those bookings. While we continue to focus our sales and marketing efforts on booking rooms in 2011, in addition to later years, there can be no assurance that we can achieve further improvements in occupancy and revenue levels. In addition, our cost containment efforts at the property and corporate levels may not be successful. In particular, many of our expenses are relatively fixed (such as personnel costs, interest, rent, property taxes, insurance and utilities) and we may be unable to reduce these costs significantly or rapidly if demand for our hotel and convention business decreases. Further, we have reduced capital expenditure commitments and have delayed decisions on our proposed expansions of our existing Gaylord hotels, which have delayed our future growth. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.
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
We intend to develop additional hotel properties and expand existing hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:
•	construction delays or cost overruns that may increase project costs;
•	construction defects or noncompliance with construction specifications;
•	receipt of zoning, occupancy and other required governmental permits and authorizations;
•	other risks of construction described below;
•	development costs incurred for projects that are not pursued to completion;
•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;
•	adoption of state or local laws that negatively impact the tourism industry;
•	risks associated with joint ventures or alliances or other potential transaction structures we may enter into in connection with development projects;
•	the availability and cost of capital, which is expected to be unfavorable until general economic conditions improve in the U.S.; and
•	governmental restrictions on the nature or size of a project or timing of completion.
Our development projects may not be completed on time or within budget.
There are significant risks associated with our future construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.
Our future construction projects, including our planned project in Mesa, Arizona, as well as the possible expansions of Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects, and we may enter into joint ventures or alliances with one or more third parties. We have no financing plans for projects, and we do not know if any needed financing will be available on favorable terms.

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
The flood damage and rebuilding of Gaylord Opryland pose risks to us and our financial condition.
In May 2010, as previously announced, Gaylord Opryland suffered severe flood damage as a result of flooding in Davidson County, Tennessee, and the hotel was closed until November 15, 2010. Therefore, the financial results of Gaylord Opryland and the Company were negatively affected for the second, third and fourth quarters of 2010, as well as, to a much lesser extent, the first quarter of 2011. We carried insurance associated with flood damage with an aggregate limit of $50 million and incurred significant revenue losses and costs associated with the hotel closure and the rebuilding effort, which, in the aggregate, have exceeded the coverage under our insurance policies. In addition, we have been subject to risks inherent in the construction and reopening process, including the risk of fluctuations in the costs of materials and labor and diversion of management time and attention. We have disclosed amounts spent and amounts projected to be spent in connection with the rebuilding effort, but there can be no assurance that additional expenses will not be incurred. Other associated effects of the hotel closure may be the loss of experienced employees, the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined. Effective August 19, 2010, we increased our per occurrence flood insurance to $150 million.
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
We currently have a significant amount of debt. As of December 31, 2010, we had $1,159.2 million of total debt and stockholders’ equity of $1,029.8 million.
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
In addition, the terms of our senior credit facility and the indenture governing our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2009, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $130.4 million in 2010 and $8.4 million in 2008. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all. We may incur additional debt in connection with our potential expansions of Gaylord Opryland, Gaylord Palms and/or Gaylord Texan or any additional hotel development.
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
The agreements governing our debt, including our senior credit facility, our 6.75% senior notes and our 3.75% convertible senior notes, contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.
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
We are dependent upon the Gaylord Opryland, Gaylord Palms, Gaylord Texan and Gaylord National for the substantial majority of our revenue and cash flow. As a result, we are subject to a greater degree of risk to factors including:
•	local economic and competitive conditions;
•	natural and other disasters;
•	a decline in air passenger travel due to higher ticket costs or fears concerning air travel;
•	a decline in the attractiveness of the areas in which our hotels are located as a convention and tourism destination; and
•	a decrease in convention and meetings business at any of our properties.
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
Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in the properties we currently own or operate or those we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property. Existing governmental laws and regulations may be revised or new laws and regulations relating to climate change, air quality or other environmental and health concerns may be adopted or become applicable to us, which could affect the operations of our hotels and/or result in significant additional expense and operating restrictions.
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
We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Labor unions now represent certain employees at the Gaylord National. We have entered into signed agreements with the four unions representing these employees. In addition, labor union organizing activities may take place at any of our other hotel properties. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. In addition, negotiating, and dedicating time and resources to administration of and compliance with the requirements of, any collective bargaining agreements could be costly.
Fluctuations in our operating results and other factors may result in decreases in our stock price.
In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. Investors could sell shares of our common stock at or after the time that market expectations of our stock change, resulting in a decrease in the market price of our common stock. In addition to our operating results, the operating results of other hospitality companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, increased construction costs, increased labor and other costs, changes in general conditions in the economy or the financial or credit markets or other developments affecting us or our industry, such as terrorist attacks, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Our 3.75% convertible senior notes are currently convertible and may also be convertible in future periods, which conversion may dilute the ownership interests of our stockholders at the time of conversion, and our stock price may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the 3.75% convertible senior notes.
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
The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock and the value of the notes. For additional information on the 3.75% convertible senior notes and related note hedge and warrant transactions, please refer to Note 9 to our consolidated financial statements included herein.
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
The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions:
•	authorize us to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our Board of Directors, without stockholder approval, with rights senior to those of common stock;
•	provide that directors may only be removed with cause by the affirmative vote of at least a majority of the votes of shares entitled to vote thereon;
•	establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at meetings;
•	provide that special meetings of stockholders may be called only by our chairman or by a majority of the members of our Board of Directors;
•	impose restrictions on ownership of our common stock by non-United States persons due to our ownership of a radio station; and
•	prohibit stockholder actions taken on written consent.
In addition, we have adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The shareholder rights plan is currently scheduled to expire in 2011, unless extended by our Board of Directors. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 22% or more of our outstanding common stock or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 22% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

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
We invested in certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.
We made minority investments in RHAC Holdings, LLC and Waipouli Holdings, LLC which are not liquid and over which we have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs that we do not control. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations. Further, the properties purchased by these joint ventures are in Hawaii, which has experienced decreased tourist spending and lower hotel occupancy in recent periods. In 2008, we wrote down our investment in Waipouli Holdings, LLC and its property was sold during 2010, with no proceeds to us or the LLC. For further discussion of these investments, see Note 7 of our consolidated financial statements included herein.
The counterparties to our derivative financial agreements are various financial institutions, and we are subject to risks that these counterparties cannot or do not fulfill their obligations under these transactions.
Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If the counterparties to one or more of our derivative financial agreements, which are various financial institutions, are unwilling or unable to perform their obligations under their respective derivative financial agreements for any reason, we would not be able to receive the benefit of these agreements. As result, we would not receive the intended benefits of these agreements, and the value of our common stock may be reduced accordingly. We cannot provide any assurances as to the financial stability or viability of any of these counterparties. For further discussion of our derivative financial agreements, see Note 10 of our consolidated financial statements included herein.

We are subject to risks relating to acts of God, terrorist activity and war.
Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Gaylord Opryland, which is located adjacent to the Cumberland River and is protected by levees built to sustain a 100-year flood, suffered flood damage on May 3, 2010 as the river rose to levels that over-topped the levees. In response to the flood, we have increased the per occurrence flood insurance limit for our Gaylord Opryland hotel to $150 million. We have also commenced enhancements to the levees that protect the hotel to increase the height of the levee. While we believe these steps are reasonable given the likelihood of flood damage at Gaylord Opryland, there can be no assurances that flooding will not occur at Gaylord Opryland in the future. In addition, in January of 2007, the Army Corps of Engineers announced that the Wolf Creek Dam on Lake Cumberland in Kentucky was at risk for structural failure. Although the Corps is taking action, including lowering the water level at Lake Cumberland and making structural repairs to the dam to reduce the chances of a dam breach, a significant portion of our Gaylord Opryland property in Nashville is in the Cumberland River flood plain and would be at risk if the dam should fail. Some types of losses, such as from flood, earthquake, terrorism and environmental hazards, may be either uninsurable, subject to sublimit, or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty may cause our future results to differ materially from anticipated results.
Changes in federal, state, or local tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.
We are subject to taxation at the federal, state and local levels in the United States. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretations and could adversely impact profitability. State and local tax authorities have increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates, as well as other taxes, including property taxes.
Recent healthcare legislation could adversely affect our results of operations.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. These provisions may significantly raise our employee health benefits costs and/or alter the benefits we are required to provide. In the first quarter of 2010 we recorded a one-time, non-cash tax charge of $0.7 million to reflect the impact of the reduced tax benefits available to employers that receive the Medicare Part D subsidy. We are currently reviewing provisions of the Health Reform Law and their impact on our company-sponsored plans. Costs associated with compliance with the Health Reform Law are currently difficult to estimate, but we anticipate increased expenses relating to our company-sponsored plans. If we are not able to limit or offset future cost increases, those costs could have an adverse affect on our results of operations.
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
For further discussion of legal proceedings, see Note 16 of our consolidated financial statements included herein.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2010		2009
	High	Low	High	Low
First Quarter	$29.47	$18.65	$14.50	$4.76
Second Quarter	34.55	22.02	17.49	7.82
Third Quarter	31.49	20.87	25.85	9.52
Fourth Quarter	37.38	29.80	20.64	14.04
There were approximately 2,630 record holders of our common stock as of January 31, 2011. The closing price for our stock on January 31, 2011 was $33.34.
We did not pay dividends on our common stock during the 2010 or 2009 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended December 31, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October 1 – October 31, 2010	—	—	—	—
November 1 – November 30, 2010 (1)	133	$34.44	—	—
December 1 – December 31, 2010	—	—	—	—

Total	133	$34.44	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
Item 6. Selected Financial Data
The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2008, 2007 and 2006 and for each of the two years in the period ended December 31, 2007 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2010	2009	2008		2007	2006
Income Statement Data:
Revenues:
Hospitality	$722,938	$814,154	$848,332		$669,743	$645,437
Opry and Attractions	46,918	58,599	65,670		66,813	62,661
Corporate and Other	105	92	412		211	255

Total revenues	769,961	872,845	914,414		736,767	708,353

Operating expenses:
Operating costs	474,609	527,074	555,225		440,975	432,446
Selling, general and administrative	158,169	172,361	174,325		157,845	150,540
Casualty loss (1)	42,321	—	—		—	—
Preopening costs (2)	55,287	—	19,190		17,518	7,174
Impairment and other charges	—	—	19,264	(4)	—	—
Depreciation and amortization:
Hospitality	91,117	101,444	97,229		65,369	64,502
Opry and Attractions	4,710	4,674	4,871		5,480	5,644
Corporate and Other	9,734	10,449	7,651		6,480	4,903

Total depreciation and amortization	105,561	116,567	109,751		77,329	75,049

Total operating expenses	835,947	816,002	877,755		693,667	665,209

Operating (loss) income:
Hospitality	91,705	112,171	124,828		110,126	99,080
Opry and Attractions	1,237	5,050	4,834		6,518	4,570
Corporate and Other	(61,320)	(60,378)	(54,549)		(56,026)	(53,332)
Casualty loss (1)	(42,321)	—	—		—	—
Preopening costs (2)	(55,287)	—	(19,190)		(17,518)	(7,174)
Impairment and other charges	—	—	(19,264	)(4)	—	—

Total operating (loss) income	(65,986)	56,843	36,659		43,100	43,144
Interest expense, net of amounts capitalized	(81,426)	(76,592)	(64,069)		(38,536)	(72,473)
Interest income	13,124	15,087	12,689		3,234	2,088
Unrealized gain on Viacom stock and CBS stock	—	—	—		6,358	38,337
Unrealized gain (loss) on derivatives, net	—	—	—		3,121	(16,618)
Income (loss) from unconsolidated companies	608	(5)	(746)		964	10,565
Net gain on extinguishment of debt	1,299 (5)	18,677 (5)	19,862	(5)	—	—
Other gains and (losses)	(535)	2,847	453		146,332 (6)	3,280

(Loss) income from continuing operations before income taxes	(132,916)	16,857	4,848		164,573	8,323
(Benefit) provision for income taxes	(40,718)	9,743	1,016		62,845	3,711

(Loss) income from continuing operations	(92,198)	7,114	3,832		101,728	4,612
Income (loss) from discontinued operations, net of taxes (3)	3,070	(7,137)	532		10,183	(84,047)

Net (loss) income	$(89,128)	$(23)	$4,364		$111,911	$(79,435)

(Loss) Income Per Share:
(Loss) income from continuing operations	$(1.95)	$0.17	$0.09		$2.48	$0.11
Income (loss) from discontinued operations, net of taxes	0.06	(0.17)	0.02		0.25	(2.07)

Net (loss) income	$(1.89)	$(0.00)	$0.11		$2.73	$(1.96)

(Loss) Income Per Share — Assuming Dilution:
(Loss) income from continuing operations	$(1.95)	$0.17	$0.09		$2.41	$0.11
Income (loss) from discontinued operations, net of taxes	0.06	(0.17)	0.02		0.24	(2.02)

Net (loss) income	$(1.89)	$(0.00)	$0.11		$2.65	$(1.91)

	As of December 31,
	2010		2009		2008		2007		2006
Balance Sheet Data:
Total assets	$2,620,933		$2,661,023		$2,560,379		$2,348,504	(7)	$2,632,510	(7)
Total debt	1,159,215	(8)	1,178,688	(8)	1,262,901	(8)	981,100	(8)	755,553	(8)
Secured forward exchange contract	—		—		—		—		613,054	(7)
Total stockholders’ equity	1,029,752		1,078,684		903,219		941,492		798,026

(1)	Casualty loss for 2010 reflects $92.3 million in expenses related to the Nashville Flood, partially offset by $50.0 million in insurance proceeds, as described more fully in “Nashville Flood” and “Operating Results – Casualty Loss” under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Preopening costs for 2010 are related to the Gaylord Opryland and Grand Ole Opry House, which were closed during portions of the year as a result of the Nashville Flood. Preopening costs for 2008, 2007 and 2006 are primarily related to the Gaylord National, which opened in April 2008.

(3)	We have presented the operating results of the following businesses as discontinued operations for all periods presented: Corporate Magic; ResortQuest; Word Entertainment; and Acuff-Rose Music Publishing.

(4)	As described more fully in “Operating Results – Impairment and other charges” under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the second quarter of 2008, we recorded an impairment charge of $12.0 million related to the termination of our agreement to purchase the Westin La Cantera Resort, located in San Antonio, Texas. In the fourth quarter of 2008, we recorded an impairment charge of $4.7 million related to our decision to terminate our plans to develop a resort and convention hotel in Chula Vista, California. In the fourth quarter of 2008, we incurred a $2.5 million impairment charge to write off our investment in Waipouli Holdings, LLC.

(5)	During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of these repurchases. During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $24.7 million as a result of these repurchases. During the fourth quarter of 2009, we executed a cash tender offer and called for redemption all of the remaining outstanding 8% senior notes that were not repurchased through the tender offer. Pursuant to these transactions, during the fourth quarter of 2009, we accepted for purchase all of the $259.8 million aggregate principal amount outstanding 8% senior notes. After adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of this repurchase. During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.4 million. After adjusting for deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchases.

(6)	On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash and recognized a pre-tax gain of $140.3 million on the sale.

(7)	In 1999 we recognized a pre-tax gain of $459.3 million as a result of the divestiture of television station KTVT in Dallas-Ft. Worth in exchange for CBS Series B preferred stock, which was later converted into 11,003,000 shares of Viacom Class B common stock, $4.2 million of cash and other consideration. During 2000, we entered into a seven-year secured forward exchange contract (“SFEC”) for a notional amount of $613.1 million with respect to 10,937,900 shares of the Viacom Class B common stock. We exchanged the 10,937,900 shares of Viacom Class B common stock for 5,468,950 shares of Viacom, Inc. Class B Common Stock (“Viacom Stock”) and 5,468,950 shares of CBS Corporation Class B Common Stock (“CBS Stock”) effective January 3, 2006. During May 2007, the SFEC matured and we delivered all of the Viacom Stock and CBS Stock to Credit Suisse in full satisfaction of the $613.1 million debt obligation under the SFEC. As a result, the debt obligation, Viacom Stock, CBS Stock, put option, call option, and deferred financing costs related to the SFEC were removed from the consolidated balance sheet during the second quarter of 2007. The CBS Stock and Viacom Stock were included in total assets at their market values of $394.9 million at December 31, 2006. Prepaid interest related to the secured forward exchange contract of $10.5 million was included in total assets at December 31, 2006.

(8)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups and increased cancellation and attrition levels. We believe that corporate customers in particular delayed meetings and events and sought to minimize spending during these periods. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel, as well as growth in outside-the-room revenue, indicating that not only are group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. In 2010, we have experienced improved bookings in future years, as well as improvements in pricing for those bookings. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. While we continue to focus our marketing efforts on booking rooms in 2011, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.
See “Forward-Looking Statements” and “Risk Factors” under Part I of this report for important information regarding forward-looking statements made in this report and risks and uncertainties the Company faces.
Nashville Flood
As more fully described in Note 2 to our Consolidated Financial Statements included herein, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of our Nashville-based attractions, and certain of our corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of our corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by us), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. We have segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying consolidated statements of operations. During 2010, we recorded $42.3 million in casualty losses related to the flood, which includes $92.3 million in expenses, partially offset by $50.0 million in insurance proceeds. These amounts do not include lost profits from the interruption of the various businesses. During 2010, we also recorded $55.3 million in preopening costs related to reopening the properties damaged by the flood.
Gaylord Opryland reopened November 15, 2010. While the Grand Ole Opry continued its schedule at alternative venues, including our Ryman Auditorium, the Grand Ole Opry House reopened September 28, 2010. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July, and the majority of the affected corporate offices reopened during November 2010. Gross total remediation and rebuilding costs came in at the low end of the projected $215-$225 million range, including approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland. In addition, preopening costs came in under the projected $57-$62 million range. These costs included the initial eight-week carrying period for all labor at the hotel as well as the labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration, as well as the labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening. In addition, we incurred a non-cash write-off of $45.0 million associated with the impairment of certain assets as a result of sustained flood damage, as further described in Note 2 to our consolidated financial statements included herein. While several flood-related projects remain to be completed in 2011, we anticipate that net of tax refunds of $36.5 million, insurance proceeds of $50.0 million, and the cost of projects slated for the property prior to the flood, the net cash impact of the flood will be approximately $150 million. We believe that we have ample liquidity for the remaining projects through the use of a combination of cash on-hand, available borrowings and cash flow generated by our other hotel assets.
Other Recent Events
Repurchase of Senior Notes. During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying financial information. We used available cash and borrowings under our revolving credit facility to finance the purchases and intend to consider additional repurchases of our 6.75% senior notes from time to time depending on market conditions.
Labor Union Activity. As of December 31, 2010, approximately 1,504 employees at Gaylord National were represented by labor unions, and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees. As a result, we experienced an increase in labor and benefit costs in 2010.
Development Update
We invested heavily in our operations during 2008, primarily in connection with continued improvements of Gaylord Opryland, and the construction of the Gaylord National beginning in 2005 and continuing through 2008. Our investments in 2009 consisted primarily of ongoing maintenance capital expenditures for our existing properties. Our investments in 2010 consisted primarily of capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, as described above in “Nashville Flood,” as well as ongoing maintenance capital expenditures for our existing properties. Our investments in 2011 are also expected to consist primarily of ongoing maintenance capital expenditures for our existing properties, and potentially, development projects that have not yet been determined.
As more fully described in Note 16 to our Consolidated Financial Statements included herein, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion of Gaylord Opryland. We have made no commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy and the availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Radisson Hotel at Opryland and, commencing in April 2008, Gaylord National, as well as our ownership interests in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.
For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2010	2009	2008
Hospitality	94%	93%	93%
Opry and Attractions	6%	7%	7%
Corporate and Other	0%	0%	0%
We generate a significant portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers. In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships.
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
Summary Financial Results
The following table summarizes our financial results for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages and per share data):

	2010	%Change	2009	%Change	2008
Total revenues	$769,961	-11.8%	$872,845	-4.5%	$914,414
Total operating expenses	835,947	2.4%	816,002	-7.0%	877,755
Operating (loss) income	(65,986)	-216.1%	56,843	55.1%	36,659
Net (loss) income	(89,128)	-387,413.0%	(23)	-100.5%	4,364
Net (loss) income per share — fully diluted	(1.89)	-349,900.0%	(0.00)	-100.5%	0.11
2010 Results As Compared to 2009 Results
The decrease in our total revenues during 2010, as compared to 2009, is attributable to a decrease in our Hospitality segment revenues of $91.2 million and a decrease in our Opry and Attractions segment revenue of $11.7 million, as discussed more fully below. The decrease in revenues in our Hospitality segment is attributable to a $133.7 million decrease in revenues at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $42.5 million increase at our other hotel properties. Total Hospitality revenues in 2010 include $9.4 million in attrition and cancellation fee collections, an $18.4 million decrease from 2009. The increase in total operating expenses during 2010, as compared to 2009, was due primarily to $55.3 million and $42.3 million in preopening costs and net casualty loss, respectively, during 2010 as a result of the Nashville Flood, partially offset by decreased operating expenses at Gaylord Opryland, as well as decreased depreciation expenses, as more fully described below.
The above factors resulted in an operating loss of $66.0 million for 2010, as compared to operating income of $56.8 million in 2009.
Our net loss was $89.1 million in 2010, as compared to a net loss of $0.02 million in 2009, due to our operating loss described above and the following factors, each as described more fully below:
•	A benefit for income taxes of $40.7 million during 2010, as compared to a provision for income taxes of $9.7 million during 2009, described more fully below.

•	A $17.4 million decrease in the net gain on the extinguishment of debt for 2010, as compared to 2009, relating to the repurchase of a portion of our senior notes, described more fully below.

•	A $10.2 million increase in our income from discontinued operations for 2010, as compared to 2009, due primarily to 2009 including the impairment of goodwill associated with our Corporate Magic business, as well as 2010 including the gain on sale, and the related income tax benefit, of our Corporate Magic business, described more fully below.

•	A $4.8 million increase in our interest expense, net of amounts capitalized, for 2010, as compared to 2009, due primarily to interest incurred on our convertible senior notes, partially offset by decreased interest incurred on our 8% senior notes and 6.75% senior notes as a result of the repurchase of portions of those notes, as described more fully below.

•	A $3.4 million decrease in other gains and losses for 2010, as compared to 2009, due primarily to the receipt of $3.6 million during 2009 under a tax increment financing arrangement related to the Ryman Auditorium, described below.
2009 Results As Compared to 2008 Results
The decrease in our total revenues and total operating expenses during 2009, as compared to 2008, was due primarily to decreased Hospitality segment revenues and operating expenses, as more fully described below. The decrease in Hospitality revenues in the 2009 period were partially offset by $27.7 million in attrition and cancellation fee collections, a $13.2 million increase from the 2008 period.
These decreased Hospitality segment revenues and operating expenses were offset by a $19.3 million decrease in impairment charges and a $19.2 million decrease in preopening costs, which resulted in operating income increasing to $56.8 million for 2009, as compared to operating income of $36.7 million in 2008.
Our net loss was $0.02 million in 2009, as compared to net income of $4.4 million in 2008, due to our operating income described above and the following factors, each as described more fully below:
•	A $12.5 million increase in interest expense, net of amounts capitalized, for 2009, as compared to 2008, primarily due to a $15.6 million decrease in capitalized interest as a result of the completion of construction of Gaylord National in 2008, described more fully below.

•	An $8.7 million increase in our provision for income taxes for 2009, as compared to 2008, described more fully below.

•	A loss from discontinued operations of $7.1 million during 2009, as compared to income from discontinued operations of $0.5 million during 2008, primarily as a result of the 2009 period including the impairment of goodwill associated with our Corporate Magic business.

•	A $2.4 million increase in other gains and losses for 2009, as compared to 2008, due primarily to the receipt of $3.6 million during 2009 under a tax increment financing arrangement related to the Ryman Auditorium, described below.

•	A $2.4 million increase in interest income in 2009, as compared to 2008, primarily related to our receipt of the Gaylord National bonds in 2008 described below.
Factors and Trends Contributing to Operating Performance in 2010 Compared to 2009
The most important factors and trends contributing to our operating performance in 2010 as compared to 2009 were:
•	The Nashville Flood during 2010, specifically, $55.3 million in preopening costs and $42.3 million in net casualty loss incurred in 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuilding costs.

•	Increased occupancy levels at our hotels other than Gaylord Opryland (an increase of 6.7 percentage points of occupancy for 2010, as compared to 2009) resulting from increased levels of group business during 2010, partially offset by lower ADR at our hotels other than Gaylord Opryland during 2010 (a decrease of 5.8% for 2010, as compared to 2009), due primarily to continued pressure on room rates. These factors, when combined with increased outside-the-room spending, resulted in increased RevPAR and increased Total RevPAR at our hotels other than Gaylord Opryland for 2010, as compared to 2009.

•	Decreased attrition and cancellation levels for 2010, as compared to 2009, which increased our revenue, operating income, RevPAR and Total RevPAR at our hotels other than Gaylord Opryland. Attrition at our hotels other than Gaylord Opryland for 2010 was 11.9% of bookings, compared to 16.9% for 2009. Cancellations at our hotels other than Gaylord Opryland for 2010 decreased 32.8%, as compared to 2009. Attrition at Gaylord Opryland for 2010, for the period that the hotel was open, was 11.4% of bookings, compared to 10.5% for the 2009 period. During 2010, Gaylord Opryland experienced approximately 283,000 cancellations due to the closure of the property, which is net of room nights moved to our other properties.
Factors and Trends Contributing to Operating Performance in 2009 Compared to 2008
The most important factors and trends contributing to our operating performance in 2009 as compared to 2008 were:
•	The opening of Gaylord National in April 2008 and resulting increased revenues (revenues of $231.3 million and $169.2 million in 2009 and 2008, respectively), operating expenses (operating expenses of $171.4 million and $136.4 million in 2009 and 2008, respectively) and depreciation expense (depreciation expense of $32.4 million and $23.9 million in 2009 and 2008, respectively).

•	Decreased same-store (defined as hotels other than Gaylord National) occupancy levels (a decrease of 8.6 percentage points of occupancy in 2009 as compared to 2008) resulting from lower levels of group business during the period, combined with lower same-store ADR (a decrease of 4.7% in 2009 as compared to 2008) and lower same-store outside-the-room spend (a decrease of 13.1% in 2009 as compared to 2008) resulting from the decrease in occupancy. This combination resulted in decreased same-store RevPAR and Total RevPAR of 15.6% and 14.1%, respectively, in 2009, as compared to 2008. As used herein, same-store Hospitality properties exclude Gaylord National for the 2009 and 2008 periods as a result of the fact that Gaylord National opened in April 2008.

•	Increased same-store attrition and cancellation levels in 2009, as compared to 2008, which decreased our same-store operating income, RevPAR and Total RevPAR. Same-store attrition in 2009 was 13.0% of bookings, compared to 11.3% in 2008.

•	The absence of preopening costs in 2009, as compared to 2008, due to the opening of the Gaylord National hotel in April 2008, which increased our operating income for 2009.

•	Impairment charges of $19.3 million in 2008, as more fully described below.

Operating Results — Detailed Segment Financial Information
Hospitality Segment
Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages and performance metrics):

	2010	%Change	2009	%Change	2008
Hospitality revenue (1)	$722,938	-11.2%	$814,154	-4.0%	$848,332
Hospitality operating expenses:
Operating costs	434,110	-10.0%	482,420	-4.2%	503,599
Selling, general and administrative	106,006	-10.3%	118,118	-3.7%	122,676
Depreciation and amortization	91,117	-10.2%	101,445	4.3%	97,229

Total Hospitality operating expenses	631,233	-10.1%	701,983	-3.0%	723,504

Hospitality operating income (2)	$91,705	-18.2%	$112,171	-10.1%	$124,828

Hospitality performance metrics:
Occupancy (6)	70.7%	7.4%	65.8%	-8.9%	72.2%
ADR	$164.91	-2.6%	$169.23	-1.2%	$171.36
RevPAR (3) (6)	$116.61	4.8%	$111.30	-10.0%	$123.69
Total RevPAR (4) (6)	$302.80	9.9%	$275.55	-9.9%	$305.74
Net Definite Room Nights Booked (5)	1,332,000	28.2%	1,039,000	-35.9%	1,620,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and Radisson Hotel for all periods presented. Results and performance metrics include Gaylord National from its opening in April 2008 and do not include any amounts related to Gaylord Opryland from May 3, 2010 through November 14, 2010 due to the flood.

(2)	Hospitality operating income does not include the effect of casualty loss, preopening costs and impairment charges. See the discussion of casualty loss, preopening costs and impairment charges set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

(5)	Net Definite Room Nights booked for 2010 is net of approximately 283,000 cancellations due to the closure of Gaylord Opryland. Net Definite Room Nights Booked included 561,000, 196,000 and 460,000 room nights during 2010, 2009 and 2008, respectively, related to Gaylord National, which opened in April 2008. Net Definite Room Nights Booked during 2008 included approximately 200,000 room nights related to the proposed hotel expansions.

(6)	Excludes 5,171 room nights that were taken out of service during 2008 as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008. Also excludes 1,408 room nights that were not in service during 2008, as these rooms were not released from construction on the date Gaylord National commenced normal operations.
The decrease in total Hospitality segment revenue for 2010, as compared to 2009, was due primarily to a $133.7 million decrease at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by a $42.5 million increase at our other hotel properties as a result of increased occupancy levels and increased outside-the-room spending resulting from higher levels of group business during 2010. Total Hospitality revenues were negatively impacted by a decline of $18.4 million in attrition and cancellation fee collections during 2010, as compared to 2009.

The decrease in total Hospitality segment revenue for 2009, as compared to 2008, was due primarily to a decrease in same-store Hospitality segment revenue during 2009, as compared to 2008, due to decreased occupancy levels, decreased ADR and decreased outside-the-room spending. The impact of these items was partially offset by Gaylord National being in service for the full year of 2009, as described below. The decrease in Hospitality revenues were also partially offset by a $13.2 million increase in attrition and cancellation fee collections during 2009, as compared to 2008.
The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2010	2009	2008
Group	78.4%	77.8%	81.1%
Transient	21.6%	22.2%	18.9%
The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2010	2009	2008
Corporate Groups	51.8%	43.6%	46.5%
Associations	33.4%	38.5%	36.5%
Other Groups	14.8%	17.9%	17.0%
The increase in group business, as well as the increase in corporate groups, during 2010, as compared to 2009, is primarily the result of the macroeconomic factors discussed above in “Overall Outlook”, specifically, increases in group travel and decreases in groups cancelling or experiencing attrition during 2010 as compared to 2009. The decrease in group business in 2009, as compared to 2008, primarily represents the negative recessionary macroeconomic factors and specific group travel habits discussed above.
Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The decrease in Hospitality operating expenses for 2010, as compared to 2009, is primarily attributable to a $94.6 million decrease in operating expenses for Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by increased operating expenses at Gaylord Texan and Gaylord National, as described below. The decrease in Hospitality operating expenses for 2009, as compared to 2008, is primarily attributable to decreases in operating expenses for our same-store Hospitality properties for 2009, partially offset by increased operating expenses associated with the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008). Total Hospitality segment operating expenses were also impacted by $3.4 million of severance costs recognized during 2009, as described below.
Hospitality operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), decreased during 2010, as compared to 2009, primarily due to a $74.7 million decrease at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by an increase in operating costs at Gaylord National, Gaylord Texan and Gaylord Palms, as described below. Hospitality operating costs decreased during 2009, as compared to 2008, due to decreases in operating costs for our same-store Hospitality properties for 2009, partially offset by the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008), as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, decreased in 2010, as compared to 2009, primarily as a result of a decrease of $18.2 million at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by slight increases at Gaylord Texan, Gaylord Palms and Gaylord National, as described below. Total Hospitality segment selling, general and administrative decreased in 2009, as compared to 2008, at each of our same-store Hospitality segment properties, primarily due to our cost containment initiative, partially offset by the fact that the Gaylord National was not operational for all of 2008 (the Gaylord National opened in April 2008), as described below.
Hospitality depreciation and amortization expense decreased during 2010, as compared to 2009, primarily as a result of a decrease at Gaylord Palms due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2002 becoming fully depreciated during 2010, as well as a decrease at Gaylord Opryland as a result of the Nashville Flood. Hospitality depreciation and amortization expense increased during 2009, as compared to 2008, due to the opening of the Gaylord National and the related fixed assets placed into service.
Property-Level Results. The following presents the property-level financial results for the years ended December 31, 2010, 2009 and 2008 (Gaylord National opened in April 2008):
Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	2010	% Change	2009	% Change	2008

Total revenues (1)	$113,308	-54.1%	$247,053	-16.7%	$296,666
Operating expense data:
Operating costs	76,629	-49.4%	151,367	-13.5%	174,927
Selling, general and administrative	15,493	-54.1%	33,723	-10.5%	37,692
Hospitality performance metrics:
Occupancy (1)	65.4%	-1.7%	66.5%	-12.4%	75.9%
ADR	$144.38	-3.8%	$150.07	-4.6%	$157.30
RevPAR (1)	$94.41	-5.3%	$99.74	-16.4%	$119.32
Total RevPAR (1)	$234.27	-0.4%	$235.10	-16.9%	$282.90

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs and are for the periods of time that the hotel was open. See the discussion of casualty loss and preopening costs set forth below. Excludes 5,171 room nights that were taken out of service during the year ended December 31, 2008 as a result of a multi-year rooms renovation program at Gaylord Opryland. The rooms renovation program was completed in February 2008.
Total revenue decreased at Gaylord Opryland during 2010, as compared to 2009, as a result of the hotel closing on May 3, 2010 as a result of the Nashville Flood. Gaylord Opryland reopened on November 15, 2010. For the period that the hotel was open, while occupancy was relatively stable for 2010, as compared to 2009, a decrease in ADR during 2010, primarily as a result of continued pressure on room rates, resulted in a decreased RevPAR during 2010. Total RevPAR remained fairly stable due to an increase in outside-the-room spending. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during 2010.
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
Operating costs at Gaylord Opryland during 2010, as compared to 2009, decreased due to the hotel closing as a result of the Nashville Flood. Operating costs at Gaylord Opryland during 2009, as compared to 2008, decreased due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, as well as aggressive management of costs.
Selling, general and administrative expenses at Gaylord Opryland decreased during 2010, as compared to 2009, primarily due to the hotel closing as a result of the Nashville Flood, as well as overall expense reductions associated with our cost containment initiative. Selling, general and administrative expenses at Gaylord Opryland decreased during 2009, as compared to 2008, primarily due to the results of our cost containment initiative and a decrease in bad debt expense associated with the write-down of a receivable from a large convention customer in the prior year.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	2010	% Change	2009	% Change	2008

Total revenues	$156,395	-0.5%	$157,209	-13.0%	$180,777
Operating expense data:
Operating costs	91,428	1.2%	90,365	-11.4%	102,011
Selling, general and administrative	30,690	8.3%	28,342	-12.9%	32,528
Hospitality performance metrics:
Occupancy	74.0%	10.4%	67.0%	-13.3%	77.3%
ADR	$156.73	-11.0%	$176.13	-1.3%	$178.42
RevPAR	$116.00	-1.7%	$118.01	-14.4%	$137.93
Total RevPAR	$304.75	-0.5%	$306.34	-12.8%	$351.30
Gaylord Palms total revenue remained stable in 2010, as compared to 2009. The hotel experienced an increase in occupancy during 2010, primarily as a result of increased group business. However, ADR decreased, primarily due to a recent increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment, resulting in a decreased RevPAR. Total RevPAR decreased slightly during 2010, due to the above factors, as well as a decrease in collections of attrition and cancellation fees, partially offset by an increase in outside-the-room spending at the hotel.
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
Operating costs at Gaylord Palms remained relatively stable during 2010 as compared to 2009. Operating costs at Gaylord Palms during 2009 decreased as compared to 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, as well as aggressive management of costs.
Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to an increase in selling expense and incentive compensation expense. Selling, general and administrative expenses decreased during 2009, as compared to 2008, primarily due to a decrease in expenses associated with certain cost control methods implemented by the hotel.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	2010	% Change	2009	% Change	2008

Total revenues	$192,183	12.2%	$171,357	-11.1%	$192,706
Operating expense data:
Operating costs	105,023	6.9%	98,224	-13.1%	113,091
Selling, general and administrative	24,525	10.4%	22,223	-6.5%	23,770
Hospitality performance metrics:
Occupancy	72.4%	9.2%	66.3%	-7.9%	72.0%
ADR	$164.82	-0.2%	$165.13	-7.7%	$178.88
RevPAR	$119.27	8.9%	$109.49	-15.0%	$128.77
Total RevPAR	$348.46	12.1%	$310.74	-10.8%	$348.46
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR during 2010, as compared to 2009, was primarily due to increased occupancy due to an increase in group business. This increase in group business also led to increases in banquet, catering and other outside-the-room spending at the hotel, which increased the hotel’s Total RevPAR for the period. These increases were partially offset by decreased collection of attrition and cancellation fees during 2010.
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
Operating costs at Gaylord Texan increased during 2010, as compared to 2009, primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel, partially offset by lower utility costs and lower property taxes during 2010. Operating costs at Gaylord Texan decreased during 2009, as compared to 2008, primarily due to decreased variable operating costs associated with the lower levels of occupancy and outside-the-room spending at the hotel, aggressive management of costs, and lower utility costs due to declines in rate and usage.
Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to increased incentive compensation expense. Selling, general and administrative expenses decreased during 2009, as compared to 2008, primarily due to the results of our cost containment initiative.

Gaylord National Results. Gaylord National commenced normal operations in early April 2008. The results of Gaylord National for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except percentages and performance metrics):

	2010	% Change	2009	% Change	2008

Total revenues	$254,116	9.8%	$231,341	36.7%	$169,224
Operating expense data:
Operating costs	158,256	13.6%	139,368	27.1%	109,629
Selling, general and administrative	33,739	5.5%	31,982	19.6%	26,750
Hospitality performance metrics:
Occupancy (1)	73.7%	14.4%	64.4%	4.5%	61.6%
ADR	$191.00	-7.7%	$206.86	2.0%	$202.72
RevPAR (1)	$140.69	5.7%	$133.16	6.7%	$124.84
Total RevPAR (1)	$348.80	9.8%	$317.54	2.7%	$309.09

(1)	Excludes 1,408 room nights that were not in service during the year ended December 31, 2008 as these rooms were not released from construction on the date Gaylord National commenced normal operations.
Gaylord National revenue, RevPAR and Total RevPAR increased in 2010, as compared to 2009, primarily as a result of higher occupancy and higher outside-the-room spending, primarily due to an increase in associations and corporate groups. Gaylord National ADR decreased during 2010, primarily due to continued pressure on room rates. The 2010 decrease in ADR was also impacted by comparison to a higher ADR during 2009 due to the presidential inauguration. Revenue and Total RevPAR were negatively impacted by a decrease in collections of attrition and cancellation fees during 2010.
Operating costs at Gaylord National in 2010, as compared to 2009, increased primarily due to increased variable operating costs associated with the increase in occupancy and outside-the-room spending, as well as higher employment costs as a result of new collective bargaining agreements.
Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to an increase in incentive compensation expense.
Revenue, operating costs and selling, general and administrative expenses increased during 2009, as compared to 2008, as a result of Gaylord National being open for the full year in 2009 (Gaylord National opened in April, 2008).
Opry and Attractions Segment
The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	2010	% Change	2009	% Change	2008

Total revenues	$46,918	-19.9%	$58,599	-10.8%	$65,670
Operating expense data:
Operating costs	29,700	-16.2%	35,422	-15.2%	41,767
Selling, general and administrative	11,271	-16.2%	13,454	-5.2%	14,198
Depreciation and amortization	4,710	0.8%	4,673	-4.1%	4,871

Operating income (1)	$1,237	-75.5%	$5,050	4.5%	$4,834

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
The decrease in revenues in the Opry and Attractions segment during 2010, as compared to 2009, is primarily due to decreases in each of the businesses that were closed as a result of the Nashville Flood. The decrease in revenues in the Opry and Attractions segment during 2009, as compared to 2008, is primarily due to a decrease in revenues at the Grand Ole Opry, Wildhorse Saloon and General

Jackson showboat, due to general decreases in consumer spending, as well as decreases from groups that travel to Gaylord Opryland and take advantage of these offerings due to lower levels of group travel.
The decrease in Opry and Attractions operating costs during 2010, as compared to 2009, was due primarily to decreases in each of the businesses that were closed as a result of the Nashville Flood. The decrease in Opry and Attractions operating costs during 2009, as compared to 2008, was due primarily to decreased variable costs associated with the decreased revenues described above.
The decrease in Opry and Attractions selling, general and administrative expenses during 2010, as compared to 2009, was due primarily to decreases in each of the businesses that were closed as a result of the Nashville Flood. The decrease in Opry and Attractions selling, general and administrative expenses during 2009, as compared to 2008, was due primarily to our cost containment initiative.
Corporate and Other Segment
The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	2010	% Change	2009	% Change	2008

Total revenues	$105	14.1%	$92	-77.7%	$412
Operating expense data:
Operating costs	10,798	17.0%	9,233	-6.3%	9,859
Selling, general and administrative	40,893	0.3%	40,788	8.9%	37,451
Depreciation and amortization	9,734	-6.8%	10,449	36.6%	7,651

Operating loss (1)	$(61,320)	-1.6%	$(60,378)	-10.7%	$(54,549)

(1)	Corporate and Other segment operating loss does not include the effect of casualty loss and impairment charges. See the discussion of casualty loss and impairment and other charges set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased during 2010, as compared to 2009, due primarily to higher employment costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, remained stable during 2010, as compared to 2009, due to increases in consulting costs and incentive compensation expense, including $2.8 million in non-cash expense related to amendments to certain executives’ restricted stock unit agreements, which were offset by expenses in 2009 including $4.0 million in severance costs incurred as part of our cost containment initiative, a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options, and $1.9 million in expenses associated with the resolution of a potential proxy contest. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, decreased during 2010, as compared to 2009, due to the impairment of equipment resulting from the Nashville Flood.
Corporate and Other operating costs decreased during 2009, as compared to 2008, due primarily to a decrease in employment costs associated with our cost containment initiative. Corporate and Other selling, general and administrative expenses increased during 2009, as compared to 2008, due primarily to $4.0 million in severance costs incurred as part of our cost containment initiative, a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options, and $1.9 million in expenses associated with the resolution of a potential proxy contest. These increases were partially offset by consulting costs associated with a company-wide performance optimization project in 2008 that did not recur in 2009 and a decrease in employment costs associated with our cost containment initiative. Corporate and Other depreciation and amortization expense increased during 2009, as compared to 2008, due to additional information technology equipment and capitalized software costs placed in service.

Operating Results — Casualty Loss
As a result of the Nashville Flood discussed above, during 2010, we recorded $92.3 million of expense and $50.0 million of insurance proceeds related to the Nashville Flood as casualty loss as follows (in thousands):

	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total

Site remediation	$15,586	$2,895	$913	$—	$19,394
Impairment of property and equipment	30,470	7,366	7,134	—	44,970
Other asset write-offs	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	1,649	2,932	239	—	4,820
Continuing costs during shut-down period	15,644	3,023	779	—	19,446
Other	169	93	520	—	782
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$65,329	$17,407	$9,585	$(50,000)	$42,321

Lost profits from the interruption of the various businesses are not reflected in the above table.
See Note 2 to our Consolidated Financial Statements included herein for a further discussion of the components of these costs.
Insurance Proceeds
At May 3, 2010, we had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, we received $50.0 million in insurance proceeds and have recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statement of operations. Effective July 1, 2010, we increased this per occurrence flood insurance to $100.0 million, and effective August 19, 2010, we increased this per occurrence flood insurance to $150.0 million.
Operating Results — Preopening costs
We expense the costs associated with start-up activities and organization costs associated with our development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, we have incurred costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred since June 10, 2010 (the date at which we determined that the remediation was substantially complete), as preopening costs. During 2010, we incurred $55.3 million in preopening costs. The majority of the costs classified as preopening costs during 2010 include employment costs ($29.0 million), advertising and promotional costs ($6.8 million), facility costs ($3.7 million), supplies ($3.0 million), property and other taxes ($2.7 million), equipment and facility rental ($1.7 million), and insurance costs ($1.3 million).
Preopening costs for 2008 were $19.2 million, the majority of which was related to the construction of the Gaylord National, which opened in April 2008.
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
Investment in Waipouli Holdings, LLC. Through a joint venture arrangement, we hold an 18.1% ownership interest in Waipouli Holdings, LLC, which, through a wholly-owned subsidiary, previously owned the ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa, Hawaii (“the Kauai Hotel”). During the fourth quarter of 2008, we determined that we would not be able to recover our investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, we recorded an impairment charge of $2.5 million in 2008 to write off our investment balance and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.
Non-Operating Results Affecting Net (Loss) Income
General
The following table summarizes the other factors which affected our net (loss) income for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	2010	% Change	2009	% Change	2008

Interest expense, net of amounts capitalized	$(81,426)	-6.3%	$(76,592)	-19.5%	$(64,069)
Interest income	13,124	-13.0%	15,087	18.9%	12,689
Income (loss) from unconsolidated companies	608	12,260.0%	(5)	99.3%	(746)
Net gain on extinguishment of debt	1,299	-93.0%	18,677	-6.0%	19,862
Other gains and (losses)	(535)	-118.8%	2,847	528.5%	453
(Benefit) provision for income taxes	(40,718)	-517.9%	9,743	859.0%	1,016
Income (loss) from discontinued operations, net of taxes	3,070	143.0%	(7,137)	-1,441.5%	532
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $4.8 million to $81.4 million (net of capitalized interest of $1.2 million) in 2010 as compared to 2009, due primarily to a $20.1 million increase in interest expense related to our 3.75% convertible senior notes issued in September 2009, partially offset by decreases in interest expense on our 8% senior notes and 6.75% senior notes of $15.7 million and $2.0 million, respectively, as a result of the Company’s redemption and repurchase of all of the 8% senior notes in 2009 and a portion of the 6.75% senior notes in 2009 and 2010. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.8% in 2010 as compared to 6.2% in 2009. Cash interest expense decreased $4.2 million to $65.6 million in 2010 as compared to 2009, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts and capitalized interest, increased $9.0 million to $15.8 million in 2010 as compared to 2009.
Interest expense, net of amounts capitalized, increased $12.5 million to $76.6 million (net of capitalized interest of $0.8 million) in 2009 as compared to 2008, due primarily to a $15.6 million decrease in capitalized interest as a result of the completion of construction of Gaylord National in 2008, $6.7 million in interest expense related to our 3.75% convertible senior notes issued in September 2009 and $4.5 million of increased interest expense under our $1.0 billion credit facility as a result of higher average debt balances during 2009. These increases are partially offset by decreases in interest expense on our 8% senior notes and 6.75% senior notes of $10.0 million and $2.7 million, respectively, as a result of the Company’s redemption and repurchase of all of the 8% senior notes and a portion of the 6.75% senior notes, and the 2008 period including $1.3 million for the write-off of deferred financing costs associated with the refinancing of our $1.0 billion credit facility. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.2% in 2009 as compared to 6.5% in 2008. Cash interest expense decreased $4.9 million to $69.8 million in 2009 as compared to 2008, and noncash interest expense increased $17.5 million to $6.8 million in 2009 as compared to 2008. The increase in noncash interest expense in 2009 as compared to 2008 is primarily the result of the decrease in capitalized interest in 2009.

Interest Income
The decrease in interest income during 2010, as compared to 2009, was primarily due to the discount on a portion of the notes that were received in connection with the development of Gaylord National becoming fully amortized into interest income during 2009.
The increase in interest income during 2009, as compared to 2008, is primarily due to a $3.5 million increase in accrued interest on the Gaylord National bonds subsequent to their delivery to us in April 2008.
Income (Loss) From Unconsolidated Companies
As more fully described in Note 7 to our consolidated financial statements included herein, we account for our minority investments in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) and Waipouli Holdings, LLC (the joint venture entity which previously owned the Kauai Hotel) under the equity method of accounting. During 2008, we wrote off our investment in Waipouli Holdings, LLC. As we do not expect to make future contributions to the joint venture entity, we have not reduced the carrying value of our investment in Waipouli Holdings, LLC below zero or recognized our share of gains or losses of the joint venture for 2010 or 2009. Income from unconsolidated companies for the years ended December 31, 2010, 2009 and 2008 consisted of equity method income (loss) from these investments as follows (in thousands, except percentages):

	2010	% Change	2009	% Change	2008

RHAC Holdings, LLC	$608	12,260.0%	$(5)	-101.5%	$334
Waipouli Holdings, LLC (1)	—	0.0%	—	100.0%	(1,080)

Total	$608	12,260.0%	$(5)	99.3%	$(746)

(1)	Equity method loss for Waipouli Holdings, LLC for 2008 does not include the effect of an impairment charge. See the discussion of impairment and other charges set forth above.
As more fully discussed above in “Operating Results – Impairment and other charges,” we recognized a non-cash impairment charge of approximately $2.5 million during 2008 to write off our investment in Waipouli Holdings, LLC.
Net Gain on Extinguishment of Debt
During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of the repurchases.
During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $24.7 million as a result of the repurchases.
On September 23, 2009, we commenced a cash tender offer for our outstanding 8% senior notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of our outstanding 8% senior notes had been validly tendered and were repurchased by us pursuant to the terms of the tender offer. We also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% senior notes. As a result of these transactions, after adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million.
During 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.4 million. After adjusting for deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchase.
Other Gains and (Losses)
Our other gains and (losses) during 2010 primarily consisted of miscellaneous income and expenses related to retirements of fixed assets.

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
(Benefit) Provision for Income Taxes
The effective tax rate as applied to pre-tax (loss) income from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1%	22%	0%
Permanent items	-4%	-7%	-20%
Effect of tax law change	-1%	0%	0%
Unrecognized tax benefits	0%	8%	6%

	31%	58%	21%

Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, we and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in our financial statements, this change required us to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, we recorded a one-time, non-cash tax charge of $0.7 million during 2010 to reflect the impact of this change. This charge, as well as increases in our valuation allowances and the impact of permanent items in relation to pre-tax (loss) income, resulted in a decreased effective tax rate for 2010 as compared to 2009.
The increase in our effective tax rate for 2009, as compared to 2008, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and the impact of state taxes payable in relation to pre-tax income.
Income (Loss) from Discontinued Operations, Net of Taxes
We reflect the following businesses as discontinued operations in our financial results for the years ended December 31, 2010, 2009 and 2008. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.
During the second quarter of 2010, in a continued effort to focus on our core Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our Corporate Magic business. On June 1, 2010, we completed the sale of Corporate Magic through the transfer of all of our equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by us. In exchange for our equity interests in Corporate Magic, we received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the second quarter of 2011 through the first quarter of 2017. We recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. We recognized a pretax gain of $0.6 million related to the sale of Corporate Magic during 2010.

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Revenues:
Corporate Magic	$2,389	$6,276	$16,455

Operating (loss) income:
Corporate Magic	$(716)	$(7,708)	$809
Other	204	(87)	(354)
Restructuring charges	—	—	(262)

Total operating (loss) income	(512)	(7,795)	193

Interest expense, net of amounts capitalized	—	(1)	(4)
Interest income	32	—	—
Other gains and (losses)
Corporate Magic	618	—	—
Other	45	119	214

Total other gains and (losses)	663	119	214

Income (loss) before income taxes	183	(7,677)	403
Benefit for income taxes	2,887	540	129

Income (loss) from discontinued operations	$3,070	$(7,137)	$532

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.
Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2010, our net cash flows provided by our operating activities – continuing operations were $138.9 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $82.2 million, as well as favorable changes in working capital of approximately $56.7 million. The favorable changes in working capital primarily resulted from a decrease in income taxes receivable, primarily due to the receipt of federal tax refunds related to 2008 and 2009, an increase in accrued compensation, an increase in accounts payable due to the timing of payments, and a decrease in accounts receivable at Gaylord National due to a change in the timing of group lodging versus payment received and at Gaylord Opryland due to the hotel re-opening on November 15, 2010. These favorable changes in working capital were partially offset by a decrease in deferred revenues due to decreased receipts of deposits on advance bookings of hotel rooms at Gaylord National.
During 2009, our net cash flows provided by our operating activities – continuing operations were $125.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $160.7 million, partially offset by unfavorable changes in working capital of approximately $35.7 million. The unfavorable changes in working capital primarily resulted from an increase in income taxes receivable, an increase in interest receivable associated with the bonds that were received in connection with the development of Gaylord National, and a decrease in accrued compensation. These unfavorable changes in working capital were partially offset by a decrease in trade receivables due to a combination of lower revenues in the current year and better collection efforts and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National.
During 2008, our net cash flows provided by our operating activities – continuing operations were $122.7 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, impairment charges, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $137.5 million, partially offset by unfavorable changes in working capital of approximately $14.8 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to the opening of Gaylord National in April 2008, an increase in interest receivable associated with the bonds that were received in connection with the development of Gaylord National, and a decrease in accrued expenses related to the payment of prior year accrued compensation and a decrease in accrued incentive compensation. These unfavorable changes in working capital were partially offset by an increase in accrued interest as well as an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord Opryland, Gaylord Palms, and Gaylord Texan, and an increase in trade payables, accrued expenses, and receipts of deposits on advance bookings of hotel rooms at Gaylord National in connection with the opening of that hotel.
Cash Flows From Investing Activities. During 2010, our primary uses of funds and investing activities were the purchase of property and equipment totaling $194.6 million, partially offset by the receipt of a $3.8 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during 2010 included construction at Gaylord Opryland, the Grand Ole Opry and our corporate offices of $136.8 million, $16.7 million and $11.3 million, respectively, primarily related to rebuilding costs associated with the Nashville Flood, as well as ongoing maintenance capital expenditures at our other properties.
During 2009, our primary uses of funds and investing activities were the purchase of property and equipment totaling $53.1 million, partially offset by the receipt of a $17.1 million payment on the bonds that were received in April 2008 in connection with the development of Gaylord National.
During 2008, our primary uses of funds and investing activities were the purchase of property and equipment totaling $414.2 million. Our capital expenditures during 2008 included construction at Gaylord National of $327.2 million, as well as $32.9 million at Gaylord Opryland, primarily to refurbish guestrooms and renovate certain food and beverage outlets.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2010, our net cash flows used in financing activities – continuing operations were $3.3 million, primarily reflecting the payment of $27.0 million to repurchase portions of our senior notes, partially offset by $26.1 million in proceeds from the exercise of stock option and purchase plans.
During 2009, our net cash flows provided by financing activities – continuing operations were $89.4 million, primarily reflecting $358.1 million in proceeds from the issuance of our 3.75% convertible notes, net of equity-related issuance costs, $169.0 million in proceeds from the issuance of common stock and warrants, net of issuance costs, and $5.0 million received from the termination of the interest rate swap agreements associated with our senior notes, partially offset by the payment of $329.6 million to repurchase portions of our senior notes, the payment of $76.7 million to purchase a convertible note hedge associated with the 3.75% convertible notes, $22.5 million in net repayments under our $1.0 billion credit facility, the payment of $8.1 million in deferred financing costs associated with the 3.75% convertible notes and the payment of $4.6 million to purchase shares of our common stock to fund a supplemental employee retirement plan.
During 2008, our net cash flows provided by financing activities – continuing operations were $268.6 million, primarily reflecting $324.5 million in net borrowings under our $1.0 billion credit facility, partially offset by the payment of $25.6 million to repurchase portions of our senior notes, the payment of $20.0 million to repurchase shares of our common stock and the payment of $10.8 million in deferred financing costs to refinance our $1.0 billion credit facility.
Working Capital
As of December 31, 2010 we had total current assets of $212.9 million and total current liabilities of $246.7 million, which resulted in a working capital deficit of $33.9 million. A significant portion of our current liabilities consist of deferred revenues ($39.5 million at December 31, 2010), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As discussed above, Gaylord Opryland closed for several months in 2010 as a result of extensive flood damage. The Company’s $1.0 Billion Credit Facility, as defined below under “Principal Debt Agreements,” contains covenants regarding the continuance of business and the prompt repair of property damage. Effective May 19, 2010, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into a Conditional Waiver (the

“Waiver”) which waived, subject to the terms and conditions of the Waiver, any default under Section 9.01(l) of the $1.0 Billion Credit Facility as a result of the cessation of operations with respect to Gaylord Opryland due to recent flood damage. The Waiver was scheduled to expire on December 31, 2010 unless (a) we had substantially completed the restoration and/or rebuilding of the Gaylord Opryland and reopened the Gaylord Opryland for business and (b) all proceeds used to restore or rebuild the Nashville Opryland came from insurance proceeds, cash on hand and/or availability under our revolving line of credit provided for in the $1.0 Billion Credit Facility. We satisfied the conditions of the Waiver and are now in compliance with all covenants related to the $1.0 Billion Credit Facility.
The $1.0 Billion Credit Facility also contains financial covenants at levels that assume that all of its properties are operational. See below for a description of the financial covenants.
As further described below, during September 2009, we issued $360 million in 3.75% convertible notes and offered and sold six million shares of our common stock. Our total proceeds of these offerings, after deducting discounts, commissions, expenses and the cost of convertible note hedge transactions, was approximately $442.4 million. We used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of our 8% senior notes originally due 2013. The remaining balance of the net proceeds is for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, capital expenditures associated with repairing the flood damage and reopening of Gaylord Opryland, the Grand Ole Opry House and the other properties affected by the Nashville Flood, potential expansions or ongoing maintenance of our existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of our outstanding indebtedness. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2011. In regard to our efforts to complete projects relating to the flood damage to Gaylord Opryland, we do not expect any liquidity issues given our insurance proceeds, cash on hand, cash flow from our other operations and available borrowing capacity.
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
If an event of default shall occur and be continuing under the $1.0 Billion Credit Facility, the commitments under the $1.0 Billion Credit Facility may be terminated and the principal amount outstanding under the $1.0 Billion Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The $1.0 Billion Credit Facility is cross-defaulted to our other indebtedness.
As a result of the 2008 refinancing of the $1.0 Billion Credit Facility, we wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2008.
As of December 31, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for us, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
3.75% Convertible Senior Notes. During September 2009, we issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of December 31, 2010, the first condition permitting conversion had been satisfied and, thus, the Convertible Notes were convertible as of January 1,

2011 through at least March 31, 2011. At this time, we have received no notices of note holders electing to convert their Convertible Notes; however, based on our borrowing capacity under the $1.0 Billion Credit Facility as of December 31, 2010, $248.2 million of the Convertible Notes has been classified as long-term in the accompanying consolidated balance sheet as of December 31, 2010. Based on a December 31, 2010 closing stock price of $35.94, the “if-converted value” of the Convertible Notes exceeds the face amount by $114.8 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $42.8 million or a 1.2 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1.0 Billion Credit Facility as of December 31, 2010, we do not expect any liquidity issues should the Convertible Notes be converted.
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
During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of the repurchases.
As of December 31, 2010, we were in compliance with all covenants related to our outstanding debt.
Stock Repurchases
During the first quarter of 2008, we repurchased 656,700 shares of our common stock at a weighted average purchase price of $30.42 per share. During the first quarter of 2009, we repurchased 385,242 shares of our common stock at a weighted average purchase price of $11.91 per share to fund a supplemental employee retirement plan.

Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 7 to our consolidated financial statements included herein, we have investments in two unconsolidated entities, one of which owns a hotel located in Hawaii and the other which formerly owned a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.6 million of letters of credit as of December 31, 2010 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2010, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			After
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,212,180	$—	$700,000	$512,180	$—
Capital leases	484	178	306	—	—
Construction commitments	57,858	57,858	—	—	—
Operating leases (2)	654,748	6,126	10,471	8,680	629,471
Other	15,454	4,268	7,724	3,462	—

Total contractual obligations	$1,940,724	$68,430	$718,501	$524,322	$629,471

(1)	Total long-term debt commitments due in 3-5 years of $512.2 million included $360.0 million of the Convertible Notes, which are currently convertible through at least March 31, 2011.

(2)	The total operating lease commitments of $654.7 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt and capital lease obligations. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2010, 2009 and 2008.
Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 12 and Note 13 to our consolidated financial statements included herein for further discussion related to these obligations.
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
Revenue recognition. We recognize revenue from our occupied hotel rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at our hotels, such as spa, parking, and transportation services are recognized at the time services are provided. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. We recognize revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable.
Impairment of long-lived assets and indefinite-lived intangible assets, including goodwill. In accounting for our long-lived assets other than goodwill, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Other than as necessary as a result of the Nashville Flood, as discussed above, no impairment charges on long-lived assets were recorded during 2010.
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever triggering events or circumstances occur indicating that these intangibles may be impaired. We allocate goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. We estimate fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of our Corporate Magic business, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill, as described above. As a result, we recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. We estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. Holding all other assumptions constant, a 1% increase or decrease in this assumed discount rate would increase or decrease the resulting impairment charge by approximately $0.1 million and $0.1 million, respectively. No additional impairment charges on goodwill were recorded during 2010 or 2008.
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
The derivative liabilities held by us at December 31, 2010 include variable to fixed interest rate swaps and variable to fixed natural gas price swaps. These derivative liabilities have been designated as cash flow hedges. Therefore, the Company records the fair value of these derivatives as a derivative asset or liability, with the offset applied to other comprehensive income, net of applicable income taxes. Any gain or loss is reclassified from other comprehensive income and recognized in earnings in the same period or periods in which the hedged transaction affects earnings. As of December 31, 2010, the fair value of the variable to fixed interest rate swaps were liabilities of $12.2 million and the fair value of the variable to fixed natural gas price swaps were liabilities of $0.2 million.
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
Prior to their termination during the second quarter of 2009, we were a party to two fixed to variable interest rate swap agreements associated with our 8% Senior Notes.
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
We have federal and state net operating loss carryforwards, tax credit carryforwards and charitable contribution carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for certain federal and state deferred tax assets. At December 31, 2010, we had federal net operating loss carryforwards of $143.1 million (resulting in a deferred tax benefit of $50.1 million), federal credit carryforwards of $2.2 million, and charitable contribution carryforwards of $3.3 million (resulting in a deferred tax benefit of $1.1 million). A valuation allowance of $5.1 million has been provided for certain federal deferred tax assets, including charitable contribution carryforwards, as of December 31, 2010. At December 31, 2010, we had state net operating loss carryforwards of $582.4 million (resulting in a deferred tax benefit of $24.6 million) and state credit carryforwards of $1.2 million. A valuation allowance of $13.0 million has been provided for certain state deferred tax assets, including loss and credit carryforwards, as of December 31, 2010. In the event management determines that a change in the realizability of these deferred tax assets is necessary, we will be required to adjust our deferred tax valuation allowance in the period in which the determination is made.
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
The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 5.8% as of December 31, 2009 to 5.3% at December 31, 2010 for the retirement plan and the postretirement benefit other than pension plan.
We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2010 and 2009 was 8.0%. Actual return on plan assets for 2010 was 12.2%. Our historical actual return averaged 7.4% for the fifteen-year period ended December 31, 2010. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.
The mortality rate assumption used for determining future benefit obligations as of December 31, 2010 and 2009 was based on the RP 2000 Mortality Tables with longevity improvements to the current year and the static RP 2000 Combined Mortality Tables, respectively. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.
While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2010 net periodic pension expense by approximately $0.7 million and $0.8 million, respectively. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2010 net periodic pension expense by approximately $0.6 million.
A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase or decrease, respectively, the aggregate of the service and interest cost components of 2010 net postretirement benefit expense by approximately $0 and $0.1 million, respectively. Finally, a 1% increase or decrease in the assumed health care cost trend rate each year would increase or decrease, respectively, the aggregate of the service and interest cost components of 2010 net postretirement benefit expense by approximately $0.1 million.
Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included herein.
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
Risk Related to Changes in Interest Rates
Borrowings outstanding under our $1.0 Billion Credit Facility bear interest at an annual rate at our election of either LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. In connection with the refinancing of our $1.0 Billion Credit Facility in July 2008, we entered into a new series of forward-starting interest rate swaps to effectively convert the variable rate on $500.0 million aggregate principal amount of borrowings under the term loan portion of our $1.0 Billion Credit Facility to a fixed rate. These interest rate swaps, which expire on various dates through July 25, 2011, effectively adjust the variable interest rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. These interest rate swaps are deemed effective and therefore the hedges have been treated as effective cash flow hedges.
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of December 31, 2010 would increase by approximately $2.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2010. As a result, the interest rate market risk implicit in these investments at December 31, 2010, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of December 31, 2010, we held 36 variable to fixed natural gas price swaps with respect to the purchase of 1,031,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to twelve months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $4.77 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of December 31, 2010 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of December 31, 2010 would have decreased or increased by $0.5 million.
Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Note 9 to our consolidated financial statements included herein. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines. The Convertible Notes were convertible as of January 1, 2011 through at least March 31, 2011. At this time, we have received no notices of note holders electing to convert their Convertible Notes. Based on a December 31, 2010 closing stock price of $35.94, the “if-converted value” of the Convertible Notes exceeds the face amount by $114.8 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $42.8 million or a 1.2 million net share issuance by us, or a combination of cash and stock, at our option.
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
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2010, the value of the investments in the pension fund was $66.8 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.7 million.
Summary
Based upon our overall market risk exposures at December 31, 2010, we believe that the effects of changes in interest rates, natural gas prices, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 55 of this Annual Report on Form 10-K and incorporated by reference herein.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the discussions under the headings “2010 Compensation of Directors,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2010,” “Outstanding Equity Awards at Fiscal Year End December 31, 2010,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change of Control,” “Election of Directors - Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors — Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The accompanying index to financial statements on page 55 of this Annual Report on Form 10-K is provided in response to this Item.
(a)(2) Financial Statements Schedules
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

GAYLORD ENTERTAINMENT COMPANY
Date: February 25, 2011	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed Colin V. Reed	Chairman of the Board of Directors and Chief Executive Officer	February 25, 2011

/s/ Glenn J. Angiolillo Glenn J. Angiolillo	Director	February 25, 2011

/s/ Michael J. Bender Michael J. Bender	Director	February 25, 2011

/s/ E.K. Gaylord, II E.K. Gaylord, II	Director	February 25, 2011

/s/ D. Ralph Horn D. Ralph Horn	Director	February 25, 2011

/s/ David W. Johnson David W. Johnson	Director	February 25, 2011

/s/ Ellen R. Levine Ellen R. Levine	Director	February 25, 2011

/s/ Robert S. Prather, Jr. Robert S. Prather, Jr.	Director	February 25, 2011

/s/ Michael D. Rose Michael D. Rose	Director	February 25, 2011

/s/ Michael I. Roth Michael I. Roth	Director	February 25, 2011

/s/ Mark Fioravanti Mark Fioravanti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Rod Connor Rod Connor	Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)	February 25, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2010 and 2009 and for Each of the Three Years in the Period Ended December 31, 2010
Report of Independent Registered Public Accounting Firm	56
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Operations for the Years ended December 31, 2010, 2009, and 2008	58
Consolidated Balance Sheets as of December 31, 2010 and 2009	59
Consolidated Statements of Cash Flows for the Years ended December 31, 2010, 2009, and 2008	60
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2010, 2009, and 2008	61
Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gaylord Entertainment Company
We have audited Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 25, 2011

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except per share data)

	2010	2009	2008
Revenues	$769,961	$872,845	$914,414
Operating expenses:
Operating costs	474,609	527,074	555,225
Selling, general and administrative	158,169	172,361	174,325
Casualty loss	42,321	—	—
Preopening costs	55,287	—	19,190
Impairment and other charges	—	—	19,264
Depreciation and amortization	105,561	116,567	109,751

Operating (loss) income	(65,986)	56,843	36,659

Interest expense, net of amounts capitalized	(81,426)	(76,592)	(64,069)
Interest income	13,124	15,087	12,689
Income (loss) from unconsolidated companies	608	(5)	(746)
Net gain on extinguishment of debt	1,299	18,677	19,862
Other gains and (losses)	(535)	2,847	453

(Loss) income before income taxes and discontinued operations	(132,916)	16,857	4,848
(Benefit) provision for income taxes	(40,718)	9,743	1,016

(Loss) income from continuing operations	(92,198)	7,114	3,832
Income (loss) from discontinued operations, net of taxes	3,070	(7,137)	532

Net (loss) income	$(89,128)	$(23)	$4,364

(Loss) income per share:
(Loss) income from continuing operations	$(1.95)	$0.17	$0.09
Income (loss) from discontinued operations, net of taxes	0.06	(0.17)	0.02

Net (loss) income	$(1.89)	$(0.00)	$0.11

(Loss) income per share — assuming dilution:
(Loss) income from continuing operations	$(1.95)	$0.17	$0.09
Income (loss) from discontinued operations, net of taxes	0.06	(0.17)	0.02

Net (loss) income	$(1.89)	$(0.00)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$124,398	$180,029
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $882 and $977, respectively	31,793	39,864
Income tax receivable	2,395	28,796
Estimated fair value of derivative assets	22	—
Deferred income taxes	6,495	2,525
Other current assets	46,597	50,768
Current assets of discontinued operations	—	2,444

Total current assets	212,850	305,576

Property and equipment, net of accumulated depreciation	2,201,445	2,149,782
Notes receivable, net of current portion	142,651	142,311
Long-term deferred financing costs	12,521	18,081
Other long-term assets	51,065	44,858
Long-term assets of discontinued operations	401	415

Total assets	$2,620,933	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$58,574	$1,814
Accounts payable and accrued liabilities	175,343	148,660
Estimated fair value of derivative liabilities	12,475	—
Current liabilities of discontinued operations	357	3,872

Total current liabilities	246,749	154,346

Long-term debt and capital lease obligations, net of current portion	1,100,641	1,176,874
Deferred income taxes	101,140	100,590
Estimated fair value of derivative liabilities	—	25,661
Other long-term liabilities	142,200	124,377
Long-term liabilities of discontinued operations	451	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,144 and 46,990 shares issued and outstanding, respectively	481	470
Additional paid-in capital	916,359	881,512
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	145,600	234,728
Accumulated other comprehensive loss	(28,089)	(33,427)

Total stockholders’ equity	1,029,752	1,078,684

Total liabilities and stockholders’ equity	$2,620,933	$2,661,023

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(89,128)	$(23)	$4,364
Amounts to reconcile net (loss) income to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(3,070)	7,137	(532)
(Income) loss from unconsolidated companies	(608)	5	746
Impairment and other charges	—	—	19,264
Loss (gain) on sales of long-lived assets	1,239	828	876
(Benefit) provision for deferred income taxes	(2,569)	37,272	6,723
Depreciation and amortization	105,561	116,567	109,751
Amortization of deferred financing costs	5,314	4,762	4,408
Amortization of discount on convertible notes	11,687	2,864	—
Write-off of deferred financing costs related to refinancing of credit facility	—	—	1,476
Stock-based compensation expense	10,062	9,982	11,174
Excess tax benefit from stock-based compensation	—	—	(859)
Net gain on extinguishment of debt	(1,299)	(18,677)	(19,862)
Loss on assets damaged in flood	44,970	—	—
Changes in (net of acquisitions and divestitures):
Trade receivables	8,071	8,957	(17,603)
Interest receivable	(285)	(14,807)	(10,186)
Income tax receivable receivable	27,301	(24,146)	657
Accounts payable and accrued liabilities	16,298	(4,689)	19,018
Other assets and liabilities	5,366	(1,022)	(6,691)

Net cash flows provided by operating activities — continuing operations	138,910	125,010	122,724
Net cash flows provided by (used in) operating activities — discontinued operations	574	(1,951)	(480)

Net cash flows provided by operating activities	139,484	123,059	122,244

Cash Flows from Investing Activities:
Purchases of property and equipment	(194,647)	(53,065)	(414,176)
Collection of notes receivable	4,161	17,621	622
Other investing activities	148	1,955	15

Net cash flows used in investing activities — continuing operations	(190,338)	(33,489)	(413,539)
Net cash flows (used in) provided by investing activities — discontinued operations	(1,460)	(6)	139

Net cash flows used in investing activities	(191,798)	(33,495)	(413,400)

Cash Flows from Financing Activities:
Net (repayments) borrowings under credit facility	—	(22,500)	324,500
Repurchases of senior notes	(26,965)	(329,571)	(25,636)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs of $1,881	—	358,107	—
Deferred financing costs paid	—	(8,077)	(10,753)
Purchase of convertible note hedge	—	(76,680)	—
Proceeds from the issuance of common stock warrants	—	43,740	—
Proceeds from the issuance of common stock, net of issuance costs of $5,499	—	125,297	—
Purchases of Company’s common stock	—	—	(19,999)
Purchases of treasury stock	—	(4,599)	—
Proceeds from the termination of an interest rate swap on senior notes	—	5,000	—
Proceeds from exercise of stock option and purchase plans	26,075	566	1,859
Excess tax benefit from stock-based compensation	—	—	859
Decrease in restricted cash and cash equivalents	—	15	51
Other financing activities, net	(2,427)	(1,869)	(2,271)

Net cash flows (used in) provided by financing activities — continuing operations	(3,317)	89,429	268,610
Net cash flows used in financing activities — discontinued operations	—	—	—

Net cash flows (used in) provided by financing activities	(3,317)	89,429	268,610

Net change in cash and cash equivalents	(55,631)	178,993	(22,546)
Cash and cash equivalents — unrestricted, beginning of period	180,029	1,036	23,582

Cash and cash equivalents — unrestricted, end of period	$124,398	$180,029	$1,036

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2007	$413	$721,196	$—	$230,758	$(10,875)	$941,492
COMPREHENSIVE INCOME:
Net income	—	—	—	4,364	—	4,364
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(884)	(884)
Unrealized loss on interest rate derivatives, net of deferred income taxes	—	—	—	—	(18,258)	(18,258)
Minimum pension liability, net of deferred income taxes	—	—	—	—	(13,368)	(13,368)

Comprehensive loss						(28,146)
Adjustment to apply measurement date provisions of ASC Topic 715	—	—	—	(371)	—	(371)
Exercise of stock options	1	1,387	—	—	—	1,388
Net tax benefit related to stock based compensation	—	175	—	—	—	175
Employee stock plan purchases	—	462	—	—	—	462
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	2	(2,926)	—	—	—	(2,924)
Restricted stock shares surrendered	—	(141)	—	—	—	(141)
Purchase of Company’s common stock	(7)	(19,992)	—	—	—	(19,999)
Stock-based compensation expense	—	11,274	—	—	—	11,274

BALANCE, December 31, 2008	$409	$711,444	$—	$234,751	$(43,385)	$903,219
COMPREHENSIVE INCOME:
Net loss	—	—	—	(23)	—	(23)
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	867	867
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	1,777	1,777
Minimum pension liability, net of deferred income taxes	—	—	—	—	7,314	7,314

Comprehensive income						9,935
Issuance of common stock	60	125,237	—	—	—	125,297
Issuance of common stock warrants	—	43,740	—	—	—	43,740
Issuance of convertible notes, including equity-related issuance costs	—	66,107	—	—	—	66,107
Purchase of convertible note hedge	—	(76,680)	—	—	—	(76,680)
Exercise of stock options	—	145	—	—	—	145
Net tax expense related to stock based compensation	—	(3,126)	—	—	—	(3,126)
Employee stock plan purchases	1	414	—	—	—	415
Issuance of stock to employees	—	6	—	—	—	6
Restricted stock units surrendered	—	(112)	—	—	—	(112)
Restricted stock shares surrendered	—	(61)	—	—	—	(61)
Purchase of Company’s common stock to fund a supplemental employee retirement plan	—	4,074	(4,599)	—	—	(525)
Stock-based compensation expense	—	10,324	—	—	—	10,324

BALANCE, December 31, 2009	$470	$881,512	$(4,599)	$234,728	$(33,427)	$1,078,684
COMPREHENSIVE INCOME:
Net loss	—	—	—	(89,128)	—	(89,128)
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(145)	(145)
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	8,621	8,621
Minimum pension liability, net of deferred income taxes	—	—	—	—	(3,138)	(3,138)

Comprehensive income						(83,790)
Exercise of stock options	10	25,702	—	—	—	25,712
Net tax expense related to stock based compensation	—	(254)	—	—	—	(254)
Employee stock plan purchases	—	354	—	—	—	354
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	1	(1,279)	—	—	—	(1,278)
Restricted stock shares surrendered	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	10,349	—	—	—	10,349

BALANCE, December 31, 2010	$481	$916,359	$(4,599)	$145,600	$(28,089)	$1,029,752

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
Business Segments
Hospitality
The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland, as well as the Company’s ownership interests in two joint ventures. At December 31, 2010, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in Prince George’s County, Maryland, opened in April 2008.
Opry and Attractions
The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2010, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes WSM-AM.
On June 1, 2010, the Company completed the sale of its Corporate Magic business through the transfer of all of its equity interests in Corporate Magic, Inc. Prior to the sale of this business, which is further described in Note 3, Corporate Magic, Inc. was included in the Company’s Opry and Attractions segment. This business specialized in the production of creative events in the corporate entertainment marketplace. Due to the sale of this business, the results of its operations have been classified as discontinued operations in these consolidated financial statements.
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

Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation. Intangible assets (net of accumulated amortization), indefinite lived intangible assets and investments in the amounts of $0.1 million, $1.5 million and $0.1 million, respectively, at December 31, 2009 have been included in other long-term assets in the accompanying consolidated balance sheet.
Cash and Cash Equivalents — Unrestricted
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Cash and Cash Equivalents — Restricted
Restricted cash and cash equivalents represent cash held in certificates of deposit with an original maturity of greater than three months. The Company is required to maintain these certificates of deposit in order to secure its Tennessee workers’ compensation self-insurance obligations.
Supplemental Cash Flow Information
Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2010	2009	2008
Debt interest paid	$65,231	$71,561	$75,526
Deferred financing costs paid	—	8,077	10,753
Capitalized interest	(1,188)	(793)	(16,360)

Cash paid for interest, net of capitalized interest	$64,043	$78,845	$69,919

Net cash refunds of income tax payments in 2010, 2009 and 2008 were $65.4 million, $3.8 million and $6.6 million, respectively (net of cash payments of income taxes of $1.3 million, $1.6 million and $1.6 million, respectively). Net cash refunds received in 2010 resulted from the carryback of the 2009 tax loss to the Company’s 2007 income tax return. As the properties affected by the flood in Nashville are located in a Federal Disaster Area, the Company can elect to deduct the casualty loss in the taxable year immediately preceding the taxable year in which the disaster occurred. Therefore, the Company is permitted to take the deduction on its 2009 federal tax return, which was carried back to the 2007 tax year for a refund.
As further discussed in Note 5, the Company received two bonds from Prince George’s County, Maryland during the second quarter of 2008 in connection with the development of Gaylord National. The receipt of these bonds in 2008 is reflected as a non-cash activity for an increase in notes receivable and decrease in property and equipment of $150.4 million in the accompanying consolidated statement of cash flows.
Accounts Receivable
The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2010.
Allowance for Doubtful Accounts
The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Deferred Financing Costs
Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2010, 2009 and 2008, deferred financing costs of $5.3 million, $4.8 million, and $4.4 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.
As more fully discussed in Note 9, as a result of the refinancing of the Company’s $1.0 billion credit facility, the Company wrote off $1.3 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for 2008. In addition, as more fully discussed in Note 9, as a result of the Company’s repurchase of portions of its senior notes outstanding, the Company wrote off $0.3 million, $4.2 million and $0.6 million of deferred financing costs during 2010, 2009 and 2008, respectively, which is included as a reduction in the net gain on extinguishment of debt in the accompanying consolidated statements of operations for 2010, 2009 and 2008.
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
Goodwill and Indefinite-Lived Intangibles
Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever triggering events or circumstances occur indicating that these intangibles may be impaired. The Company allocates goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. The Company estimates fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, the Company measures potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. The Company’s goodwill and intangibles are discussed further in Note 3 and Note 6.
Leases
The Company is leasing a 65.3 acre site in Osceola County, Florida on which the Gaylord Palms is located, a 10.0 acre site in Grapevine, Texas on which a portion of the Gaylord Texan is located, and is a lessee under various other leasing arrangements, including leases for office space, office equipment, and other equipment. The Company’s leases are discussed further in Note 16.

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
Other Assets
Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2010	2009
Other current assets:
Other current receivables	$15,435	$19,596
Prepaid expenses	20,241	20,545
Inventories	10,877	10,616
Other current assets	44	11

Total other current assets	$46,597	$50,768

Other long-term assets:
Other long-term receivables	$—	$219
Deferred software costs, net	22,086	21,777
Supplemental deferred compensation plan assets	13,422	11,895
Other long-term assets	15,557	10,967

Total other long-term assets	$51,065	$44,858

Other Current Assets
Other current receivables result primarily from principal payments and interest income accrued on the notes received in connection with the development of Gaylord National and other non-operating income that are due within one year. Prepaid expenses consist of prepayments for property taxes at one of the Company’s hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of merchandise for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis.
Other Long-Term Assets
The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to acquire and develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2010, 2009 and 2008 was $8.2 million, $7.1 million, and $5.6 million, respectively.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2010	2009
Trade accounts payable	$17,759	$10,317
Accrued construction in progress	8,914	4,412
Property and other taxes payable	24,539	27,455
Deferred revenues	39,454	46,314
Accrued salaries and benefits	30,296	17,753
Accrued self-insurance reserves	8,603	9,195
Accrued interest payable	11,422	11,224
Other accrued liabilities	34,356	21,990

Total accounts payable and accrued liabilities	$175,343	$148,660

Deferred revenues consist primarily of deposits on advance bookings of hotel rooms and advance ticket sales at the Company’s tourism properties, as well as uncollected attrition and cancellation fees. The Company is self-insured up to a stop loss for certain losses relating to workers’ compensation claims, employee medical benefits and general liability claims. The Company recognizes self-insured losses based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry or the Company’s historical experience. Other accrued liabilities include accruals for, among others, purchasing, meeting planner commissions and utilities.
Income Taxes
The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 15 for more detail on the Company’s income taxes.
Other Long-Term Liabilities
Other long-term liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2010	2009
Pension and postretirement benefits liability	$45,028	$42,149
Straight-line lease liability	56,757	50,840
Deferred compensation liability	13,422	11,895
Unrealized tax benefits	18,952	16,123
Other long-term liabilities	8,041	3,370

Total other long-term liabilities	$142,200	$124,377

Revenue Recognition
Revenues from occupied hotel rooms are recognized as earned on the close of business each day and from concessions and food and beverage sales at the time of the sale. Revenues from other services at the Company’s hotels, such as spa, parking, and transportation services, are recognized at the time services are provided. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. The Company recognizes revenues from the Opry and Attractions segment when services are provided or goods are shipped, as applicable. The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

Preopening Costs
The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2010 included costs associated with the reopening of Gaylord Opryland and the Grand Ole Opry House as more fully described in Note 2 below. The Company’s preopening costs during 2008 included costs associated with the opening of Gaylord National in April 2008.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs included in continuing operations were $25.6 million, $18.7 million, and $25.8 million for 2010, 2009 and 2008, respectively.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “(ASC”) ASC 718, “Compensation — Stock Compensation.”
Discontinued Operations
The Company has presented the operating results, financial position and cash flows of Corporate Magic and ResortQuest as discontinued operations in the accompanying consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. The results of operations of these businesses, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of these businesses are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 3.

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

	2010
	Loss	Shares	Per Share
Net loss	$(89,128)	47,256	$(1.89)
Effect of dilutive stock options	—	—	—

Net loss — assuming dilution	$(89,128)	47,256	$(1.89)

	2009
	Income	Shares	Per Share
Net loss	$(23)	42,490	$(0.00)
Effect of dilutive stock options	—	244	—

Net loss — assuming dilution	$(23)	42,734	$(0.00)

	2008
	Income	Shares	Per Share
Net income	$4,364	40,943	$0.11
Effect of dilutive stock options	—	314	—

Net income — assuming dilution	$4,364	41,257	$0.11

For 2010, the effect of dilutive stock options was the equivalent of approximately 709,000 shares of common stock outstanding. Because the Company had a loss from continuing operations during 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that year as the effect of their inclusion would have been anti-dilutive.
Additionally, the Company had approximately 1,628,000, 3,546,000 and 3,727,000 stock-based compensation awards outstanding as of December 31, 2010, 2009, and 2008, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2010, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 9, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the year ended December 31, 2010 was the equivalent of approximately 413,000 shares of common stock outstanding. Because the Company had a loss from continuing operations for 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive. The Convertible Notes became convertible as of January 1, 2011 through at least March 31, 2011; however, at this time, the Company has received no notices of note holders electing to convert their Convertible Notes.
In connection with the issuance of these notes, the Company entered into warrant transactions with the note underwriters to sell common stock warrants. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of approximately 13.2 million shares of the Company’s common stock. If the average closing stock price of the Company’s stock during the reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock.

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
A rollforward of the amounts included in comprehensive (loss) income related to the fair value of financial derivative instruments that qualify for hedge accounting, net of deferred taxes, for the years ended December 31 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2008	$(18,258)	$(867)	$(19,125)
2009 changes in fair value, net of deferred taxes of $1,050 and $515	1,777	867	2,644
Reclassification to earnings	—	—	—

Balance at December 31, 2009	(16,481)	—	(16,481)
2010 changes in fair value, net of deferred taxes of $4,814 and $(81)	8,621	(234)	8,387
Reclassification to earnings	—	89	89

Balance at December 31, 2010	$(7,860)	$(145)	$(8,005)

Derivatives and Hedging Activities
As more fully discussed in Note 10, the Company utilizes derivative financial instruments to reduce interest rate risks related to its variable rate debt and to manage risk exposure to changes in the value of portions of its fixed rate debt, as well as changes in the prices at which the Company purchases natural gas. The Company records derivatives in the statement of financial position and measures derivatives at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
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
Newly Issued Accounting Standards
In June 2009, the FASB modified ASC 810, “Consolidation” (“Topic 810”) to amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE. This modification requires a qualitative analysis, rather than a quantitative analysis, that considers who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, as well as an assessment of who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This modification also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Before this modification, reconsideration of whether an enterprise is the primary beneficiary of a VIE was required only when specific events occurred. The Company adopted the provisions of this modification in the first quarter of 2010, and this adoption did not have a material impact on the Company’s consolidated financial position or results of operations. See “Principles of Consolidation” above and Note 7 for additional disclosures.
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
2. Nashville Flood
On May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland, the Grand Ole Opry, and certain of the Company’s corporate offices were protected by levees accredited by the Federal Emergency Management Agency (“FEMA”) (which, according to FEMA, was based on information provided by the Company), and built to sustain a 100-year flood; however, the river rose to levels that over-topped the levees. Gaylord Opryland reopened November 15, 2010. The Grand Ole Opry continued its schedule at alternative venues, including the Company-owned Ryman Auditorium, and the Grand Ole Opry House reopened September 28, 2010. Certain other of the Company’s Nashville-based attractions were closed for a period of time, but reopened during June and July 2010, and the majority of the affected corporate offices reopened during November 2010. The Company has segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying consolidated statements of operations.
Casualty Loss
During 2010, the Company recorded $92.3 million of expense and $50.0 million of insurance proceeds related to the Nashville Flood as casualty loss in the accompanying consolidated statement of operations as follows (in thousands):

		Opry and	Corporate	Insurance
	Hospitality	Attractions	and Other	Proceeds	Total

Site remediation	$15,586	$2,895	$913	$—	$19,394
Impairment of property and equipment	30,470	7,366	7,134	—	44,970
Other asset write-offs	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	1,649	2,932	239	—	4,820
Continuing costs during shut-down period	15,644	3,023	779	—	19,446
Other	169	93	520	—	782
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$65,329	$17,407	$9,585	$(50,000)	$42,321

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
Based on an ongoing assessment of the flood damage and necessary replacement of property and equipment, in connection with its preparation of financial information for the second quarter of 2010, the Company made an estimate of the amount of the impairment charges incurred in connection with the Nashville Flood. As the Company continued its rebuilding efforts during the remainder of 2010, it determined additional write-offs of property and equipment were necessary. The gross carrying amount of property and equipment written down as a result of damage sustained from the Nashville Flood, which included land improvements, buildings and furniture, fixtures and equipment, was $161.2 million, and the related accumulated depreciation of this property and equipment was $116.2 million, which resulted in total impairment charges of $45.0 million.
Other asset write-offs primarily include inventory items that were no longer able to be used or sold due to flood damage. Non-capitalized repairs of buildings and equipment primarily include the cost of repairs of items that did not require complete replacement. As the Company concludes it rebuilding and non-capitalized repair process, additional costs may be necessary.
The Company also incurred operating costs at the affected properties during the period that the properties were closed. The Company has included continuing operating costs, other than depreciation and amortization, incurred through June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as well as certain specific operating costs incurred subsequent to that date directly related to remediating the flooded properties, as casualty loss in the accompanying consolidated statement of operations. The majority of these costs classified as casualty loss during 2010 were employment costs ($12.6 million), equipment and facility rental ($2.5 million), property and other taxes ($0.8 million), consulting fees ($0.9 million), and insurance costs ($0.3 million).
Insurance Proceeds
At May 3, 2010, the Company had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, the Company received $50.0 million in insurance proceeds and has recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statement of operations. Effective July 1, 2010, the Company increased this per occurrence flood insurance to $100.0 million, and effective August 19, 2010, the Company increased this per occurrence flood insurance to $150.0 million.
Preopening Costs
The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, the Company incurred costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening these affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred since June 10, 2010 (the date at which the Company determined that the remediation was substantially complete), as preopening costs in the accompanying consolidated statement of operations. During 2010, the Company incurred $55.3 million in preopening costs. The majority of the costs classified as preopening costs during 2010 include employment costs ($29.0 million), advertising and promotional costs ($6.8 million), facility costs ($3.7 million), supplies ($3.0 million), property and other taxes ($2.7 million), equipment and facility rental ($1.7 million), and insurance costs ($1.3 million).
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
Corporate Magic
During the second quarter of 2010, in a continued effort to focus on its core Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its Corporate Magic business. On June 1, 2010, the Company completed the sale of Corporate Magic through the transfer of all of its equity interests in Corporate Magic, Inc. to the president of Corporate Magic who, prior to the transaction, was employed by the Company. In exchange for its equity interests in Corporate Magic, the Company received, prior to giving effect to a purchase price adjustment based on the working capital of Corporate Magic as of the closing, a note receivable, which terms provide for a quarterly payment from the purchaser, beginning in the second quarter of 2011 through the first quarter of 2017. The Company recorded this note receivable at its fair value of $0.4 million, based on the expected cash receipts under the note, discounted at a discount rate that reflects management’s assessment of a market participant’s view of risks associated with the projected cash flows of Corporate Magic. The Company recognized a pretax gain of $0.6 million related to the sale of Corporate Magic in 2010.
At December 31, 2008, the carrying amount of the Company’s goodwill associated with Corporate Magic was $6.9 million. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of Corporate Magic, the Company determined that the goodwill of this reporting unit may have been impaired and performed an interim impairment review on this goodwill, as described in Note 1. As a result, the Company recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. The Company estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2010	2009	2008

Revenues:
Corporate Magic	$2,389	$6,276	$16,455

Operating (loss) income:
Corporate Magic	$(716)	$(7,708)	$809
Other	204	(87)	(354)
Restructuring charges	—	—	(262)

Total operating (loss) income	(512)	(7,795)	193

Interest expense, net of amounts capitalized	—	(1)	(4)
Interest income	32	—	—
Other gains and (losses)
Corporate Magic	618	—	—
Other	45	119	214

Total other gains and (losses)	663	119	214

Income (loss) before income taxes	183	(7,677)	403
Benefit for income taxes	2,887	540	129

Income (loss) from discontinued operations	$3,070	$(7,137)	$532

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets at December 31 are comprised of (amounts in thousands):

	2010	2009

Current assets:
Cash and cash equivalents — unrestricted	$—	$4
Trade receivables	—	1,053
Prepaid expenses	—	1,324
Other current assets	—	63

Total current assets	—	2,444

Property and equipment, net	—	32
Note receivable, net of discount	401	—
Goodwill	—	329
Other long-term assets	—	54

Total long-term assets	401	415

Total assets	$401	$2,859

Current liabilities:
Accounts payable and accrued liabilities	$357	$3,872

Total current liabilities	357	3,872

Other long-term liabilities:
Other long-term liabilities	451	491

Total long-term liabilities	451	491

Total liabilities	$808	$4,363

4. Property and Equipment
Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2010	2009
Land and land improvements	$214,989	$212,953
Buildings	2,241,813	2,195,367
Furniture, fixtures and equipment	482,011	507,339
Construction in progress	51,843	34,664

	2,990,656	2,950,323

Accumulated depreciation	(789,211)	(800,541)

Property and equipment, net	$2,201,445	$2,149,782

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations during 2010, 2009 and 2008 was $97.4 million, $109.2 million, and $104.1 million, respectively.
5. Notes Receivable
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
During 2010, 2009 and 2008, the Company recorded interest income of $12.8 million, $14.8 million and $11.3 million, respectively, on these bonds, which included $12.6 million, $12.6 million and $9.4 million, respectively, of interest that accrued on the bonds subsequent to their delivery to the Company and $0.2 million, $2.2 million and $1.9 million, respectively, related to amortization of the discount on the bonds. The Company received payments of $16.3 million and $17.1 million during 2010 and 2009, respectively, relating to this note receivable.
6. Intangibles
The carrying amount of indefinite lived intangible assets not subject to amortization in continuing operations was $1.5 million at December 31, 2010 and 2009. The gross carrying amount of amortized intangible assets in continuing operations was $1.2 million and $1.1 million, respectively, at December 31, 2010 and 2009. The related accumulated amortization of intangible assets in continuing operations was $1.0 million at December 31, 2010 and 2009, respectively. The amortization expense related to intangibles from continuing operations during 2010, 2009, and 2008 was $42,000, $52,000 and $53,000 respectively.
7. Investments
Investments related to continuing operations at December 31 are summarized as follows (amounts in thousands):

	2010	2009
Long term investments:
RHAC Holdings, LLC	$—	$128
Waipouli Holdings, LLC	—	—

Total long-term investments	$—	$128

RHAC Holdings, LLC
Through a joint venture arrangement with G.O. IB-SIV US, a private real estate fund managed by DB Real Estate Opportunities Group (“IB-SIV”), the Company holds a 19.9% ownership interest in RHAC Holdings, LLC, which it acquired in exchange for its initial capital contribution of $4.7 million to RHAC Holdings, LLC in 2005. Through a wholly-owned subsidiary, RHAC, LLC, RHAC Holdings LLC owns the 716-room Aston Waikiki Beach Hotel and related assets located in Honolulu, Hawaii (“the Waikiki Hotel”). RHAC, LLC financed the purchase of the Waikiki Hotel by entering into a series of loan transactions with Greenwich Capital Financial Products, Inc. (the “Waikiki Hotel Lender”) consisting of a $70.0 million senior loan secured by the Waikiki Hotel and a $16.3 million mezzanine loan secured by the ownership interest of RHAC, LLC (collectively, the “Waikiki Hotel Loans”). On September 29, 2006, RHAC, LLC refinanced the Waikiki Hotel Loans with the Waikiki Hotel Lender, which resulted in the mezzanine loan increasing from $16.3 million to $34.9 million. IB-SIV is the managing member of RHAC Holdings, LLC, but certain actions of RHAC Holdings, LLC initiated by IB-SIV require the Company’s approval as a member. In addition, under the joint venture arrangement, Aston Hotels & Resorts (recently renamed from ResortQuest Hawaii, which the Company formerly owned) manages the hotel under a 20-year hotel management agreement with RHAC, LLC and Aston Hotels & Resorts is responsible for the day-to-day operations of the Waikiki Hotel in accordance with RHAC, LLC’s business plan. The Company retained its ownership interest in RHAC Holdings, LLC after the sale of ResortQuest Hawaii. The Company is accounting for its investment in RHAC Holdings, LLC under the equity method of accounting.
In 2010, the Company received dividends in excess of its investment balance related to RHAC Holdings, LLC. As such, the Company recognized these excess dividends as income from unconsolidated companies as received in the accompanying consolidated statements of operations, and any future dividends received from

RHAC Holdings, LLC will be recognized as income from unconsolidated companies. In addition, the Company will continue to monitor its share of net income/losses not recognized during the periods to determine if the resulting investment balance should again be recorded in the future.
Waipouli Holdings, LLC
Through a joint venture arrangement with RREEF Global Opportunities Fund II, LLC, a private real estate fund managed by DB Real Estate Opportunities Group (“RREEF”), the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which it acquired in exchange for its initial capital contribution of $3.8 million to Waipouli Holdings, LLC in 2006. Through a wholly-owned subsidiary, Waipouli Owner, LLC, Waipouli Holdings, LLC previously owned the 311-room ResortQuest Kauai Beach at Makaiwa Hotel, located in Kapaa, Hawaii (“the Kauai Hotel”). Waipouli Owner, LLC financed the purchase of the Kauai Hotel in 2006 by entering into a series of loan transactions with Morgan Stanley Mortgage Capital, Inc. consisting of a $52.0 million senior loan secured by the Kauai Hotel, an $8.2 million senior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC, and an $8.2 million junior mezzanine loan secured by the ownership interest of Waipouli Owner, LLC. RREEF is the managing member of Waipouli Holdings, LLC, but certain actions of Waipouli Holdings, LLC initiated by RREEF require the Company’s approval as a member. During October 2010, the mortgage lender directed the sale of the Kauai Hotel, which did not result in any proceeds to Waipouli Owner, LLC. The Company is accounting for its investment in Waipouli Holdings, LLC under the equity method of accounting. As the Company does not expect to make future contributions to the joint venture entity, it has not reduced the carrying value of its investment in Waipouli Holdings, LLC below zero or recognized its share of gains or losses of the joint venture for 2010 or 2009.
As more fully discussed in Note 8, the Company recognized a non-cash impairment charge of approximately $2.5 million during 2008 to write off its investment in Waipouli Holdings, LLC.
8. Impairment and Other Charges
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
Waipouli Holdings, LLC
As further discussed in Note 7, through a joint venture arrangement, the Company holds an 18.1% ownership interest in Waipouli Holdings, LLC, which, through a wholly-owned subsidiary, previously owned the Kauai Hotel. During the fourth quarter of 2008, the Company determined that it would not be able to recover its investment in Waipouli Holdings, LLC by either continuing to operate the hotel or by selling the hotel. Therefore, the Company recorded an impairment charge of $2.5 million during 2008 to write off its investment balance and accrue the estimated costs of disposal related to Waipouli Holdings, LLC.

9. Debt
The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2010	2009
$1.0 Billion Credit Facility	$700,000	$700,000
3.75% Convertible Senior Notes, net of unamortized discount of $53,449 and $65,136	306,551	294,864
6.75% Senior Notes	152,180	180,700
Nashville Predators Promissory Note	—	1,000
Capital lease obligations	484	2,124

Total debt	1,159,215	1,178,688
Less amounts due within one year	(58,574)	(1,814)

Total long-term debt	$1,100,641	$1,176,874

Note 16 discusses the Nashville Predators Promissory Note and capital lease obligations in more detail, including annual maturities.
Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands).

	$1.0 Billion	3.75% Convertible	6.75%
	Credit Facility	Senior Notes (1)	Senior Notes	Total
2011	$—	$—	$—	$-
2012	700,000	—	—	700,000
2013	—	—	—	-
2014	—	360,000	152,180	512,180
2015	—	—	—	-
Years thereafter	—	—	—	-

Total	$700,000	$360,000	$152,180	$1,212,180

(1)	Annual maturities of the 3.75% Convertible Senior Notes during 2014 include $58.4 million classified as current in the accompanying consolidated balance sheet as of December 31, 2010, as more fully described below.
Accrued interest payable at December 31, 2010 and 2009 was $11.4 and $11.2 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
$1.0 Billion Credit Facility
On July 25, 2008, the Company refinanced its $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “$1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 Billion Credit Facility consists of the following components: (a) $300.0 million senior secured revolving credit facility, which includes a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The $1.0 Billion Credit Facility also includes an accordion feature that will allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans will bear interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. As further discussed in Note 10, the Company entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal is payable in full at maturity. The Company will be required to pay a commitment fee of 0.25% per year of the average unused portion of the $1.0 Billion Credit Facility.
The purpose of the $1.0 Billion Credit Facility is for working capital, capital expenditures, the financing of the remaining costs and expenses related to the construction of the Gaylord National hotel, and other corporate purposes.
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
If an event of default shall occur and be continuing under the $1.0 Billion Credit Facility, the commitments under the $1.0 Billion Credit Facility may be terminated and the principal amount outstanding under the $1.0 Billion Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The $1.0 Billion Credit Facility is cross-defaulted to the Company’s other indebtedness.
As a result of the refinancing of the $1.0 Billion Credit Facility in 2008, the Company wrote off $1.3 million of deferred financing costs related to the previous facility, which are included in interest expense in the accompanying consolidated statements of operations.
Effective May 19, 2010, the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into a Conditional Waiver (the “Waiver”) which waived, subject to the terms and conditions of the Waiver, any default of the Company under Section 9.01(l) of the $1.0 Billion Credit Facility as a result of the cessation of operations with respect to Gaylord Opryland due to recent flood damage. The Waiver was scheduled to expire on December 31, 2010 unless (a) the Company had substantially completed the restoration and/or rebuilding of the Gaylord Opryland and reopened the Gaylord Opryland for business and (b) all proceeds used to restore or rebuild the Gaylord Opryland came from insurance proceeds, cash on hand and/or availability under the Company’s revolving line of credit provided for in the $1.0 Billion Credit Facility. The Company satisfied the conditions of the Waiver and is now in compliance with all covenants related to its $1.0 Billion Credit Facility.
As of December 31, 2010, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.6 million of letters of credit under the facility for the Company, which left $291.4 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

3.75% Convertible Senior Notes
During September 2009, the Company issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, beginning April 1, 2010. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of December 31, 2010, the first condition permitting conversion had been satisfied and, thus, the Convertible Notes were convertible as of January 1, 2011 through at least March 31, 2011. At this time, the Company has received no notices of note holders electing to convert their Convertible Notes; however, based on the Company’s borrowing capacity under the $1.0 Billion Credit Facility as of December 31, 2010, $248.2 million of the Convertible Notes has been classified as long-term in the accompanying consolidated balance sheet as of December 31, 2010. Based on a December 31, 2010 closing stock price of $35.94, the “if-converted value” of the Convertible Notes exceeds the face amount by $114.8 million; however, after giving effect to the exercise of the call options and warrants discussed below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $42.8 million or a 1.2 million net share issuance by the Company, or a combination of cash and stock, at the Company’s option.
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
The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During 2010 and 2009, the Company incurred cash interest expense of $13.5 million and $3.5 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of

$11.7 million and $2.9 million, respectively, related to the amortization of the debt discount on the Convertible Notes. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components.
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
The Company’s net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes). The Company used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of the 8% Senior Notes originally due 2013, as more fully disclosed below. The remaining balance of the net proceeds is for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of the Company’s existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of the Company’s outstanding indebtedness.
8% Senior Notes
In April 2004, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement followed by a registered exchange offer. The interest rate on these notes was 8%, although the Company entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps resulted in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which were set to mature on November 15, 2013, bore interest semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2004.
During December 2008, the Company repurchased $28.5 million in aggregate principal amount of its outstanding 8% Senior Notes for $16.5 million. After adjusting for deferred financing costs, the Company recorded a pre-tax gain of $11.6 million, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
During the first nine months of 2009, the Company repurchased $61.6 million in aggregate principal amount of its outstanding 8% Senior Notes for $44.7 million. After adjusting for deferred financing costs and other costs, the Company recorded a pre-tax gain of $15.9 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations. The Company used available cash and borrowings under its revolving credit facility to finance the purchases.
On September 23, 2009, the Company commenced a cash tender offer for its outstanding 8% Senior Notes and a solicitation of consents from holders of the 8% Senior Notes to effect certain proposed amendments to the indenture governing these notes. On October 6, 2009, the Company received the requisite consents of holders representing at least a majority in principal amount of the 8% Senior Notes then outstanding to enter into the Sixth Supplemental Indenture pursuant to the Company’s previously announced consent solicitation with respect to the 8% Senior Notes. Following the expiration of the tender offer on October 21, 2009, $223.6 million aggregate principal amount of the Company’s outstanding 8% Senior Notes had been validly tendered and were repurchased by the Company pursuant to the terms of the tender offer. The Company also called for redemption at a price of 102.667% of the principal amount thereof, plus accrued interest, on November 15, 2009, all remaining outstanding 8% Senior Notes. As a result of these transactions, after adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, the Company recorded a pre-tax loss of $6.0 million, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying consolidated statement of operations. The Company used available cash and proceeds from the issuance of the Convertible Notes and the common stock offering to finance the purchases.
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
During 2010, the Company repurchased $28.5 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $27.0 million. After adjusting for deferred financing costs and other costs, the Company recorded a pre-tax gain of $1.3 million as a result of the repurchase, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
During 2009, the Company repurchased $27.0 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $17.8 million. After adjusting for deferred financing costs and other costs, the Company recorded a pre-tax gain of $8.8 million as a result of the repurchase, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
During December 2008, the Company repurchased $17.3 million in aggregate principal amount of its outstanding 6.75% Senior Notes for $8.9 million. After adjusting for deferred financing costs, the Company recorded a pre-tax gain of $8.2 million as a result of the repurchase, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statement of operations.
As of December 31, 2010, the Company was in compliance with all covenants related to its outstanding debt.
10. Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s fixed and variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates its interest rate swaps as cash flow hedges of variable rate borrowings and natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. The Company had designated certain interest rate swaps of its fixed rate borrowings as fair value hedges prior to the termination of these interest rate swaps in the second quarter of 2009. All of the Company’s derivatives are held for hedging purposes. Prior to July 2009, a portion of the Company’s natural gas price swap contracts were considered economic hedges and did not qualify for hedge accounting. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.

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
The Company previously entered into a series of forward-starting interest rate swaps with a combined notional amount of $403.0 million to convert the variable rate on $403.0 million aggregate principal amount of borrowings under the delayed draw term loan portion of the Company’s previous $1.0 billion credit facility to a fixed rate to manage the Company’s exposure to changes in interest rates on these borrowings. On July 25, 2008, the Company terminated these interest rate swaps in connection with its refinancing of the $1.0 Billion Credit Facility. Based upon quotes, the fair value of these interest rate swaps was a $1.3 million asset as of the termination date. Accordingly, the Company received $1.3 million in cash from the termination of these swaps, which was recorded as other gains and losses in the accompanying consolidated statements of operations for 2008.
The Company enters into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At December 31, 2010, the Company had 36 variable to fixed natural gas price swap contracts that mature from January 2011 to December 2011 with an aggregate notional amount of approximately 1,031,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. At December 31, 2009, the Company had no open variable to fixed natural gas price swap contracts. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.
The Company previously entered into six natural gas price swap contracts that were scheduled to mature from July 2010 to December 2010 to manage the price risk associated with a portion of the forecasted purchases of natural gas to be used at Gaylord Opryland. As a result of the Nashville Flood discussed above, the majority of these purchases were not going to be made. During June 2010, the Company terminated these contracts and received $0.1 million in cash, which is recorded in other gains and losses in the accompanying consolidated statement of operations for 2010.
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

Prior to the redemption of the 8% Senior Notes discussed in Note 9, the Company amortized the resulting $5.0 million gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. As a result of the redemption of the 8% Senior Notes, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009, which is included in net gain on extinguishment of debt in the accompanying consolidated statement of operations for 2009. During 2009, the Company recognized a loss on derivative of $1.2 million and a gain on the related hedged fixed rate debt of $1.2 million, both of which are recorded in interest expense, net of amounts capitalized, in the accompanying consolidated statement of operations for 2009. The Company had no open fair value hedges at December 31, 2010 or 2009.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at December 31 is as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate swaps — cash flow hedges	$—	$—	$12,227	$25,661
Natural gas swaps	22	—	248	—

Total derivatives designated as hedging instruments	$22	$—	$12,475	$25,661

Total derivatives not designated as hedging instruments	$—	$—	$—	$—

Total derivatives	$22	$—	$12,475	$25,661

The effect of derivative instruments on the statement of operations for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss)
	Recognized in OCI on		Location of Amount	Amount Reclassified from
Derivatives in Cash	Derivative		Reclassified from	Accumulated OCI
Flow Hedging	(Effective Portion)		Accumulated OCI into	into Income
Relationships	2010	2009	Income	2010	2009
Interest rate swaps	$13,434	$2,828	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(315)	1,382	Other gains (losses), net	(89)	—

Total	$13,119	$4,210	Total	$(89)	$—

				Amount of Gain (Loss)
Derivatives Not			Location of Gain (Loss)	Recognized in Income on
Designated as			Recognized in Income on	Derivative
Hedging Instruments			Derivatives	2010	2009
Natural gas swaps			Other gains and (losses), net	$202	$(106)
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
The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2010	2009	2008

Expected volatility	67.1% — 68.1%	54.6% — 64.5%	23.9% — 37.6%
Weighted-average expected volatility	67.1%	56.2%	26.9%
Expected dividends	—	—	—
Expected term (in years)	4.9 — 5.1	5.0 — 5.1	4.7 — 5.1
Risk-free rate	1.3% — 2.6%	1.9% — 2.7%	2.6% — 3.3%
A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise
Stock Options	Shares	Price
Outstanding at January 1, 2010	3,364,183	$28.10
Granted	511,196	20.31
Exercised	(1,005,281)	25.57
Canceled	(208,799)	27.66

Outstanding at December 31, 2010	2,661,299	27.73

Exercisable at December 31, 2010	1,775,790	31.37

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2010 was 4.9 and 3.2 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $28.6 million and $14.0 million, respectively. The weighted-average grant-date fair value of options granted during 2010, 2009, and 2008 was $11.56, $5.38, and $8.63, respectively. The total intrinsic value of options exercised during 2010, 2009, and 2008 was $7.5 million, $0.01 million, and $0.4 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2010, 2009, and 2008 was $21.97, $11.73, and $29.98, respectively. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2010	318,768	$17.09
Granted	264,530	21.97
Vested	(104,423)	19.93
Canceled	(6,981)	22.63

Nonvested shares at December 31, 2010	471,894	18.92

The fair value of all Restricted Stock Awards that vested during 2010, 2009 and 2008 was $2.5 million, $0.8 million and $1.1 million, respectively.
Under its long term incentive plan for key executives (“LTIP”) pursuant to the Plan, in February 2008, the Company granted selected executives and other key employees 449,500 restricted stock units (“LTIP Restricted Stock Units”) and 650,000 stock options (“LTIP Stock Options”). The LTIP Restricted Stock Units initially vested to the extent performance criteria were satisfied at the end of their four-year term. On September 3, 2010, the Company and certain executives entered into amendments to certain of the LTIP Restricted Stock Unit award agreements. As amended, the LTIP Restricted Stock Units will vest as follows: 25% of the LTIP Restricted Stock Units vested on the date of amendment; some, all or none of the remaining 75% of the LTIP Restricted Stock Units will vest on February 4, 2012 based on the extent to which the performance criteria specified in the original award agreement are satisfied (consistent with the original terms of the award agreements); and 25% of the LTIP Restricted Stock Units will vest on December 31, 2012 provided that the recipient remains employed by the Company on such date (unless vested earlier on February 4, 2012 to the extent performance criteria are satisfied). The number of LTIP Restricted Stock Units that ultimately vest will be determined based on the achievement of various company-wide performance goals. Based on current projections, the Company expects that portions of the performance goals will be achieved and, when coupled with the time-based portion of the awards, all of the LTIP Restricted Stock Units granted will vest. As a result of the amendments to the LTIP Restricted Stock Unit award agreements during 2010, the Company recorded additional compensation cost of $2.8 million. The Company is currently recording compensation expense equal to the fair value of all of the LTIP Restricted Stock Units granted on a straight-line basis over the requisite service period for each separately vesting portion of the awards. If there are changes in the expected achievement of the performance goals, the Company will adjust compensation expense accordingly. The fair value of the LTIP Restricted Stock Units was determined based on the market price of the Company’s stock at the date of grant for the performance-based awards and based on the market price of the Company’s stock at the date of the amendments for the time-based awards. The LTIP Stock Options, which vested two to four years from the date of grant and had a term of ten years, were granted with an exercise price of $38.00, while the market price of the Company’s common stock on the grant date was $31.02. As a result of this market condition, prior to August 6, 2009, the Company was recording compensation expense equal to the fair value of each LTIP Stock Option granted on a straight-line basis over the requisite service period for each separately vesting portion of the award.
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
Summaries of the status of the Company’s LTIP Restricted Stock Units and LTIP Stock Options as of December 31, 2010 and changes during the year ended December 31, 2010, are presented below:

		Weighted
		Average
		Grant-Date
LTIP Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2010	365,750	$31.02
Granted	—	—
Vested	(84,250)	29.21
Canceled	—	—

Nonvested shares at December 31, 2010	281,500	30.48

		Weighted
		Average
	Number of	Exercise
LTIP Stock Options	Shares	Price
Outstanding at January 1, 2010	76,666	$38.00
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2010	76,666	38.00

Exercisable at December 31, 2010	76,666	38.00

The fair value of all LTIP Restricted Stock Units that vested during 2010 was $2.5 million. The weighted-average grant-date fair value of LTIP Stock Options granted during 2008, the year all LTIP Stock Options were granted, was $6.16.
As of December 31, 2010, there was $16.2 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company granted certain executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. No PARSUP awards were granted during 2010, 2009 or 2008. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards. The fair value of the PARSUP awards that vested during 2010, 2009 and 2008 was $0, $0 and $15.2 million, respectively.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the additional compensation cost related to the amendments of the LTIP Restricted Stock Unit award agreements and the previously unrecognized compensation cost related to the Cancelled Stock Options described above, was $10.1 million, $10.0 million, and $11.1 million for 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.6 million, $3.6 million, and $4.0 million for 2010, 2009, and 2008, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2010, 2009, and 2008 was $25.7 million, $0.1 million, and $1.4 million, respectively. The actual tax (expense) benefit realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2010, 2009, and 2008 totaled $(0.3) million, $(3.1) million, and $0.2 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax asset.
The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 13,044, 33,172, and 23,533 shares of common stock at an average price per share of $27.16, $12.48, and $19.64 during 2010, 2009, and 2008 respectively.
12. Retirement Plans
During 2008, the Company adopted the measurement date provisions of ASC Topic 715, “Compensation — Retirement Benefits” (“ASC 715”) with respect to its retirement plans by changing the measurement date for the fair value of the plans’ assets and benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefit obligation related to its retirement plans, which was accounted for as a $0.2 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of these measurement date provisions had no effect on the Company’s consolidated statement of operations for any prior period presented, and it will not affect the Company’s operating results in future periods.
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
The following table sets forth the funded status at December 31 (amounts in thousands):

	2010	2009
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$74,882	$71,840
Interest cost	4,229	4,337
Actuarial loss	4,740	2,953
Benefits paid	(3,573)	(4,248)

Benefit obligation at end of year	80,278	74,882

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	60,088	44,488
Actual return on plan assets	6,387	12,513
Employer contributions	3,785	7,335
Benefits paid	(3,573)	(4,248)

Fair value of plan assets at end of year	66,687	60,088

Funded status and accrued pension cost	$(13,591)	$(14,794)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Interest cost	$4,229	$4,337	$5,399
Expected return on plan assets	(4,783)	(3,844)	(6,019)
Recognized net actuarial loss	2,283	3,476	1,293
Adjustment to retained earnings for adoption of measurment date provisions of ASC Topic 715	—	—	(135)

Total net periodic pension expense	$1,729	$3,969	$538

The accumulated benefit obligation for the defined benefit pension plan was $80.3 million and $74.9 million at December 31, 2010 and 2009, respectively.
Assumptions
The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2010	2009	2008
Discount rate	5.28%	5.84%	6.30%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2010	12/31/2009	12/31/2008
The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2010	2009	2008
Discount rate	5.84%	6.30%	6.30%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Measurement date	12/31/2010	12/31/2009	12/31/2008
The rate of increase in future compensation levels was not applicable for 2010, 2009 or 2008 due to the Company amending the plan to freeze the cash balance benefit as described above.
The Company determines the overall expected long-term rate of return on plan assets based on its estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, the Company assesses the rates of return on each targeted allocation of plan assets, return premiums generated by portfolio management, and advice from its third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and expense.
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
The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

Asset Class	2010	2009
Cash	$2,508	$1,657
Equity securities
U.S. Large Cap (a)	19,401	17,163
U.S. Mid Cap (a)	7,395	6,110
International (b)	7,796	6,962
Core fixed income (c)	23,016	21,148
High-yield fixed income (d)	6,571	7,048

Total	$66,687	$60,088

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.

(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.

(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.

(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.
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
Expected Contributions and Benefit Payments
The Company expects to contribute $2.5 million to its defined benefit pension plan in 2011. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2011	$2,558
2012	3,938
2013	3,322
2014	4,134
2015	4,730
2016 - 2020	27,398

Other Information
The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2010, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $13.2 million.
The Company’s accrued cost related to its qualified and non-qualified retirement plans of $26.8 million and $26.6 million at December 31, 2010 and 2009, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2010 increase in the deferred net loss related to the Company’s retirement plans resulted in an decrease in equity of $1.5 million, net of taxes of $0.8 million. The 2009 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.6 million, net of taxes of $3.1 million. The 2008 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2010, 2009 and 2008 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.
The net loss recognized in other comprehensive income for the year ended December 31, 2010 was $2.3 million. Included in accumulated other comprehensive loss at December 31, 2010 are unrecognized actuarial losses of $30.6 million ($19.6 million net of tax) that have not yet been recognized in net periodic pension expense. The net gain recognized in other comprehensive income for the year ended December 31, 2009 was $8.7 million. Included in accumulated other comprehensive loss at December 31, 2009 are unrecognized actuarial losses of $28.3 million ($18.1 million net of tax) that have not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $2.5 million.
The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. Through December 31, 2009, the Company contributed an amount equal to 100% of the amount of the employee’s contribution, up to 5% of the employee’s salary. Effective January 1, 2010, the Company contribution was reduced to 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary. In addition, effective January 1, 2002, the Company may contribute up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $4.9 million, $6.2 million, and $6.8 million for 2010, 2009 and 2008, respectively.
In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 4% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.1 million, $0.1 million, and $0.3 million for 2010, 2009 and 2008, respectively.
13. Postretirement Benefits Other Than Pensions
As further discussed in Note 12, during 2008, the Company adopted the measurement date provisions of ASC 715 with respect to the postretirement benefit plans by changing the measurement date for the fair value of the plan’s benefit obligations from September 30 to December 31. As a result, the Company recognized a net increase of $0.3 million in the benefits obligation related to its postretirement benefit plans, which was accounted for as a $0.1 million decrease to the January 1, 2008 balance of retained earnings, net of deferred income taxes. The adoption of these measurement date provisions had no effect on the Company’s consolidated statement of operations for any prior period presented, and it will not affect the Company’s operating results in future periods.
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

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2010	2009
Benefit obligation at beginning of year	$17,354	$20,469
Service cost	51	62
Interest cost	1,045	966
Actuarial loss (gain)	2,335	(3,539)
Benefits paid	(848)	(604)

Benefit obligation at end of year	$19,937	$17,354

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Service cost	$51	$62	$110
Interest cost	1,045	966	1,500
Recognized net actuarial gain	—	(183)	—
Amortization of curtailment gain	(244)	(244)	(305)
Adjustment to retained earnings for adoption of measurement date provisions of ASC Topic 715	—	—	(261)

Net postretirement benefit expense	$852	$601	$1,044

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2010	2009	2008
Discount rate	5.29%	5.77%	6.10%
Measurement date	12/31/2010	12/31/2009	12/31/2008
The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2010	2009	2008
Discount rate	5.77%	6.10%	6.30%
Measurement date	12/31/2010	12/31/2009	12/31/2008
The health care cost trend is projected to be 7.8% in 2011, declining each year thereafter to an ultimate trend rate of 4%-6% per year. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2010 by approximately 11% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 12%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2010 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 10%.

The Company expects to contribute $0.9 million to the plan in 2011. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2011	$935
2012	1,057
2013	1,120
2014	1,195
2015	1,247
2016-2020	6,667
The net loss, amortization of net loss, and amortization of curtailment gain recognized in other comprehensive income for 2010 was $2.3 million, $0 and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $0.5 million ($0.3 million net of tax) and unrecognized curtailment gains of $0.3 million ($0.2 million net of tax). The net gain, amortization of net gain, and amortization of curtailment gain recognized in other comprehensive income for 2009 was $3.5 million, $0.2 million and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial gains of $1.8 million ($1.2 million net of tax) and unrecognized curtailment gains of $0.6 million ($0.4 million net of tax). The curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.2 million.
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
Shareholder Rights Plan
On August 12, 2008, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (“Computershare”). Pursuant to the terms of the Original Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was payable on August 25, 2008 to the shareholders of record as of the close of business on August 25, 2008. The Original Rights Agreement was amended on March 9, 2009 (the “Amended Rights Agreement”).
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

Based on the terms of the Amended Rights Agreement, the Rights will not be exercisable until the earlier of the following (the “Distribution Date”):
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
Costs
During 2009, the Company incurred various costs in connection with the resolution of a potential proxy contest, reaching agreements with the stockholders described above, and reimbursing certain expenses pursuant to the TRT Agreement as noted above of $1.0 million. In addition, the Company incurred costs of $0.9 million in connection with the settlement of the Company’s shareholder rights plan litigation, as described in the Company’s Current Report on 8-K filed with the SEC on March 10, 2009. These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations.
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
Common Stock Issuance
Concurrently with the offering and sale of the Convertible Notes discussed in Note 9, during September 2009, the Company also offered and sold 6.0 million shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $21.80 per share. The net proceeds to the Company, after deducting discounts, commissions and expenses, were approximately $125.3 million, which was recorded as an increase in common stock and additional paid-in capital in the accompanying consolidated balance sheet. In addition, as further discussed in Note 9, the offering and sale of the Convertible Notes, the cost of the Purchased Options and the sale of the related warrants resulted in a total increase in additional paid-in capital of $33.2 million in the accompanying consolidated balance sheet.
Stock Repurchases
During the first quarter of the year ended December 31, 2008, the Company repurchased 656,700 shares of its common stock at a weighted average purchase price of $30.42 per share.

15. Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
CURRENT:
Federal	$(39,210)	$(28,797)	$(6,694)
State	1,061	1,268	987

Total current benefit	(38,149)	(27,529)	(5,707)

DEFERRED:
Federal	(1,460)	34,878	7,685
State	(1,858)	2,394	(1,488)
Effect of tax law change	749	—	526

Total deferred (benefit) provision	(2,569)	37,272	6,723

Total (benefit) provision for income taxes	$(40,718)	$9,743	$1,016

Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.7 million during 2010 to reflect the impact of this change.
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
The tax provision (benefit) associated with the exercise or cancellation of stock options and vesting or cancellation of restricted stock during the years 2010, 2009, and 2008 was $0.3 million, $3.1 million, and $(0.2) million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.
In addition to the income tax (benefit) provision discussed above, the Company recognized additional income tax benefit related to discontinued operations as discussed in Note 3 in the amounts of $(2.9) million, $(0.5) million, and $(0.1) million in 2010, 2009, and 2008, respectively.
The effective tax rate as applied to pre-tax income or loss from continuing operations differed from the statutory federal rate due to the following:

	2010	2009	2008
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	1%	22%	0%
Permanent items	-4%	-7%	-20%
Effect of tax law change	-1%	0%	0%
Unrecognized Tax Benefits	0%	8%	6%

	31%	58%	21%

The Medicare Part D law change discussed above resulted in a 1 percentage point decrease in the Company’s effective tax rate for 2010. This charge, as well as increases in the Company’s valuation allowances and the impact of permanent items in relation to pre-tax (loss) income, resulted in the decrease in the Company’s effective tax rate for 2010, as compared to 2009.
The increase in the Company’s effective tax rate for 2009, as compared to 2008, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and the impact of state taxes payable in relation to pre-tax income.
Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2010	2009
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$33,615	$25,204
Defined benefit plan	4,872	5,311
Investments in stock and derivatives	5,002	9,754
Rent escalation	22,443	20,320
Federal and State net operating loss carryforwards	74,606	17,521
Tax credits and other carryforwards	4,293	3,431
Investments in partnerships	3,796	4,910
Other assets	14,113	10,855

Total deferred tax assets	162,740	97,306
Valuation allowance	(18,097)	(10,093)

Total deferred tax assets, net of valuation allowance	144,643	87,213

DEFERRED TAX LIABILITIES:
Property and equipment, net	222,659	164,793
Goodwill and other intangibles	1,685	4,129
Other liabilities	14,944	16,356

Total deferred tax liabilities	239,288	185,278

Net deferred tax liabilities	$94,645	$98,065

Federal net operating loss carryforwards at December 31, 2010 totaled $143.1 million, resulting in a deferred tax benefit of $50.1 million, which will expire in 2030. Federal credit carryforwards at December 31, 2010 totaled $2.2 million and expire beginning in 2029. Charitable contribution carryforwards at December 31, 2010 totaled $3.3 million, resulting in a deferred tax benefit of $1.1 million, which will begin to expire in 2013. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the future taxable earnings of the consolidated group. As a result, a valuation allowance has been provided for certain federal deferred tax assets, including charitable contribution carryforwards. The valuation allowance established in 2010 was $5.1 million. State net operating loss carryforwards at December 31, 2010 totaled $582.4 million resulting in a deferred tax benefit of $24.6 million, which will expire between 2011 and 2030. State credit carryforwards at December 31, 2010 totaled $1.2 million and will expire in 2013. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance related to state deferred tax assets was $2.9 million, $1.9 million, and $1.2 million in 2010, 2009 and 2008, respectively. Based on the expectation of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.
The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service examinations through the 2001 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2006. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company has been notified of a federal income tax examination for the 2008 and 2009 tax years. The Company is currently under a Tennessee franchise and excise tax examination for the 2006, 2007 and 2008 tax years, but has not been notified of any other state income tax examinations.

As of December 31, 2010, the Company had $19.0 million of unrecognized tax benefits, of which $9.0 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2010	2009	2008
Unrecognized tax benefits at beginning of year	$16,123	$12,417	$15,074
Additions (reductions) based on tax positions related to the current year	3,084	1,818	(1,242)
Additions for tax positions of prior years	10,293	3,937	94
Reductions for tax positions of prior years	(10,548)	(2,049)	(1,509)

Unrecognized tax benefits at end of year	$18,952	$16,123	$12,417

Included in the balance at December 31, 2010 and 2009, are $10.0 million and $8.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company expects the amount of unrecognized tax benefits to decrease during the next twelve months, mainly due to the expiration of various statutes of limitations. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $17.0 million.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.8 million, $0.5 million and $0.7 million of interest and $0, $0.1 million and $0 of penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company has accrued $1.9 million and $1.1 million of interest and $0.1 million and $0.1 million of penalties related to uncertain tax positions, respectively.
16. Commitments and Contingencies
Capital Leases
During 2008, the Company entered into two capital leases. In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2010	2009
Property and equipment	$1,814	$3,948
Other long-term assets	130	700
Accumulated depreciation	(1,214)	(3,602)

Net assets under capital leases	$730	$1,046

Current lease obligations	$178	$814
Long-term lease obligations	306	1,310

Capital lease obligations	$484	$2,124

Operating Leases
Rental expense related to continuing operations for operating leases was $15.3 million, $14.5 million, and $14.7 million for 2010, 2009 and 2008, respectively. Non-cash lease expense related to continuing operations for 2010, 2009, and 2008 was $5.9 million, $6.0 million, and $6.1 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2010 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2011	$214	$6,126
2012	209	5,513
2013	112	4,958
2014	—	4,335
2015	—	4,345
Years thereafter	—	629,471

Total minimum lease payments	535	$654,748

Less amount representing interest	(51)

Total present value of minimum payments	484
Less current portion of obligations	(178)

Long-term obligations	$306

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.4 million in 2010. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2010, 2009, and 2008. This rent included approximately $5.9 million, $6.0 million, and $6.1 million of non-cash expenses during 2010, 2009, and 2008, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.5 million, $1.5 million, and $1.7 million of contingent rentals related to the Gaylord Palms in 2010, 2009, and 2008, respectively.
Other Commitments and Contingencies
As further discussed in Note 2, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant damage as a result of the Nashville Flood. While certain flood-related projects remain to be completed in 2011, the Company repaired the damage to these facilities and reopened them at various dates during 2010. The Company entered into several agreements with general contractors and other suppliers for the provision of certain remediation and construction services at the facilities damaged by the Nashville Flood. As of December 31, 2010, the Company had open commitments to pay $22.2 million under those agreements and expects to execute $10 — $15 million of additional commitments to complete the remaining flood-related projects. As of December 31, 2010, the Company has spent approximately $169.2 million to remediate and rebuild the facilities damaged by the Nashville Flood, which includes capitalized interest, but excludes preopening costs. The Company also has commitments for maintenance capital expenditures and other projects.
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
As further discussed in Note 7, through joint venture arrangements with two private real estate funds managed by DB Real Estate Opportunities Group, the Company holds minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. The Company owns a 19.9% ownership interest in RHAC Holdings, LLC, and an 18.1% ownership interest in Waipouli Holdings, LLC. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional interest in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of December 31, 2010, the Company had not recorded any liability in the consolidated balance sheet associated with the contribution agreements.
On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators NHL hockey team. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators, and the naming rights agreement between the Company and NHC was terminated. As a part of the settlement, the Company made a one-time cash payment to NHC of $4.0 million and issued to NHC a 5-year, $5.0 million promissory note bearing interest at 6% per annum. The note has been fully paid at December 31, 2010. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of December 31, 2010, the Company had not recorded any liability in the consolidated balance sheet associated with this guarantee.
The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.
The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including a change of control.
As of December 31, 2010, approximately 16% of the Company’s employees were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.
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
As of December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in connection with the Company’s non-qualified contributory deferred compensation plan and its defined benefit pension plan.
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
The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 12 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$13,422	$13,422	$—	$—

Total assets measured at fair value	$13,422	$13,422	$—	$—

Variable to fixed interest rate swaps	$12,227	$—	$12,227	$—
Variable to fixed natural gas swaps	226	—	226	—

Total liabilities measured at fair value	$12,453	$—	$12,453	$—

The remainder of the assets and liabilities held by the Company at December 31, 2010 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 5, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $132.8 million as of December 31, 2010. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $166 million as of December 31, 2010.
As more fully discussed in Note 9, at December 31, 2010, the Company has $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the fair value of borrowings outstanding under the $1.0 Billion Credit Facility do not approximate fair value. The fair value of this $700.0 million in borrowings outstanding, based upon the present value of cash flows discounted at current market interest rates, was approximately $674 million as of December 31, 2010.
As more fully discussed in Note 9, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on December 31, 2010 was $306.6 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $333 million as of December 31, 2010.
As more fully discussed in Note 9, the Company has outstanding $152.2 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $153.9 million as of December 31, 2010.
As more fully discussed in Note 3, in connection with the preparation of the Company’s financial statements for the third quarter of 2009, the Company performed an interim impairment review on the goodwill associated with its Corporate Magic business and recorded an impairment charge of $6.6 million during 2009. In estimating fair value of the reporting unit, the Company used an income approach, using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The Company categorized this measurement of fair value as Level 3. The inputs included the comprehensive cash flow projections of the reporting unit, as well as management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit.
The carrying amount of short-term financial instruments (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
18. Employee Severance Costs
During 2010, as a result of the Nashville Flood, the Company temporarily eliminated approximately 1,700 employee positions at Gaylord Opryland. As a result, the Company recognized approximately $2.3 million in severance costs in 2010. These costs are included in casualty loss in the accompanying consolidated statement of operations. The Company rehired the majority of these positions as part of the reopening of Gaylord Opryland.
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
19. Financial Reporting By Business Segments
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

	2010	2009	2008
REVENUES:
Hospitality	$722,938	$814,154	$848,332
Opry and Attractions	46,918	58,599	65,670
Corporate and Other	105	92	412

Total revenues	$769,961	$872,845	$914,414

DEPRECIATION AND AMORTIZATION:
Hospitality	$91,117	$101,444	$97,229
Opry and Attractions	4,710	4,674	4,871
Corporate and Other	9,734	10,449	7,651

Total depreciation and amortization	$105,561	$116,567	$109,751

OPERATING (LOSS) INCOME:
Hospitality	$91,705	$112,171	$124,828
Opry and Attractions	1,237	5,050	4,834
Corporate and Other	(61,320)	(60,378)	(54,549)
Casualty loss	(42,321)	—	—
Preopening costs	(55,287)	—	(19,190)
Impairment charges	—	—	(19,264)

Total operating (loss) income	(65,986)	56,843	36,659

Interest expense, net of amounts capitalized	(81,426)	(76,592)	(64,069)
Interest income	13,124	15,087	12,689
Income (loss) from unconsolidated companies	608	(5)	(746)
Gain on extinguishment of debt	1,299	18,677	19,862
Other gains and (losses)	(535)	2,847	453

(Loss) income before income taxes and discontinued operations	$(132,916)	$16,857	$4,848

	December 31,	December 31,
IDENTIFIABLE ASSETS:	2010	2009

Hospitality	$2,309,800	$2,273,631
Opry and Attractions	78,453	65,246
Corporate and Other	232,279	319,287
Discontinued operations	401	2,859

Total identifiable assets	$2,620,933	$2,661,023

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands):

	2010	2009	2008
CAPITAL EXPENDITURES:
Hospitality	$159,576	$42,995	$397,264
Opry and Attractions	23,767	3,626	3,988
Corporate and other	11,304	6,444	12,924

Total capital expenditures	$194,647	$53,065	$414,176

20. Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2010 and 2009 (amounts in thousands, except per share data).
The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$214,481	$183,879	$158,272	$213,329
Depreciation and amortization	27,071	25,951	25,254	27,285
Operating income (loss)	14,953	(20,693)	(32,616)	(27,630)
Loss before income taxes and discontinued operations	(827)	(37,744)	(49,229)	(45,116)
Provision (benefit) for income taxes	975	(11,697)	(17,403)	(12,593)
Loss from continuing operations	(1,802)	(26,047)	(31,826)	(32,523)
(Loss) income from discontinued operations, net of taxes	(48)	3,327	46	(255)
Net loss	(1,850)	(22,720)	(31,780)	(32,778)
Net loss per share	(0.04)	(0.48)	(0.67)	(0.69)
Net loss per share — assuming dilution	(0.04)	(0.48)	(0.67)	(0.69)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$210,390	$217,350	$198,513	$246,592
Depreciation and amortization	28,065	28,643	29,476	30,383
Operating income	8,051	20,738	6,419	21,635
Income (loss) before income taxes and discontinued operations	9,833	18,503	(8,929)	(2,550)
Provision (benefit) for income taxes	6,295	8,119	(2,656)	(2,015)
Income (loss) from continuing operations	3,538	10,384	(6,273)	(535)
Loss from discontinued operations, net of taxes	(111)	(333)	(6,628)	(65)
Net income (loss)	3,427	10,051	(12,901)	(600)
Net income (loss) per share	0.08	0.25	(0.31)	(0.01)
Net income (loss) per share — assuming dilution	0.08	0.24	(0.31)	(0.01)

During the second quarter of 2010, the Company disposed of its Corporate Magic business. The results of operations, net of taxes, of Corporate Magic have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented. As a result, the following amounts for the three months ended March 31, 2010, as well as for each of the three month periods during 2009 increased (decreased) as follows:

2010
First
Quarter
Revenues	$(2,209)
Depreciation and amortization	(5)
Operating income	104
Income before income taxes and discontinued operations	104
Provision for income taxes	35
Income from continuing operations	69
Income from discontinued operations, net of taxes	(69)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$(1,929)	$(906)	$(587)	$(2,854)
Depreciation and amortization	(6)	(4)	(6)	(9)
Operating income	29	391	7,080	207
Income before income taxes and discontinued operations	29	391	7,080	207
Provision for income taxes	9	136	298	103
Income from continuing operations	20	255	6,782	104
Income from discontinued operations, net of taxes	(20)	(255)	(6,782)	(104)
As a result of the Nashville Flood, during the second quarter of 2010, the Company incurred a casualty loss of $81.3 million, which was partially offset by $50.0 million in insurance proceeds. In addition, the Company incurred preopening costs of $6.2 million associated with reopening the affected properties.
As a result of the Nashville Flood, during the third quarter of 2010, the Company incurred a casualty loss of $6.0 million. In addition, the Company incurred preopening costs of $25.5 million associated with reopening the affected properties.
As discussed in Note 11, during the third quarter of 2010, the Company and certain executives entered into amendments to certain of the LTIP Restricted Stock Unit award agreements. As a result of these amendments, the Company recorded additional compensation cost of $2.5 million, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations.
As a result of the Nashville Flood, during the fourth quarter of 2010, the Company incurred a casualty loss of $5.0 million. In addition, the Company incurred preopening costs of $23.6 million associated with reopening the affected properties.
As discussed in Note 9, during the first quarter of 2009, the Company repurchased $59.9 million in aggregate principal amount of its outstanding senior notes for $42.4 million. After adjusting for deferred financing costs and other costs, the Company recorded a pre-tax gain of $16.6 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 18, during the first quarter of 2009, as part of the Company’s cost containment initiative, the Company recognized approximately $4.5 million in severance costs. These costs are comprised of operating costs and selling, general and administrative costs of $2.8 million and $1.7 million, respectively, in the accompanying consolidated statements of operations.

As discussed in Note 9, during the second quarter of 2009, the Company repurchased $28.3 million in aggregate principal amount of its outstanding senior notes for $19.7 million. After adjusting for deferred financing costs and other costs, the Company recorded a pre-tax gain of $8.2 million as a result of the repurchases, which is recorded as a net gain on extinguishment of debt in the accompanying consolidated statements of operations.
As discussed in Note 18, during the second quarter of 2009, as part of the Company’s cost containment initiative, the Company recognized approximately $2.8 million in severance costs. These costs are comprised of operating costs and selling, general and administrative costs of $0.3 million and $2.5 million, respectively, in the accompanying consolidated statements of operations.
During the second quarter of 2009, the Company received $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium. This receipt is included in other gains and (losses) in the accompanying consolidated statement of operations.
As discussed in Note 3, during the third quarter of 2009, the Company recorded an impairment charge of $6.6 million to write down the carrying value of goodwill at its Corporate Magic business to its implied fair value of $0.3 million, which is recorded in loss from discontinued operations, net of tax in the accompanying consolidated statement of operations.
As discussed in Note 9, during the fourth quarter of 2009, the Company purchased and redeemed the $259.8 million remaining principal amount outstanding of the 8% Senior Notes. After adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, the Company recorded a pre-tax loss of $6.0 million as a result of the repurchase, which is recorded as an offset in the net gain on extinguishment of debt in the accompanying consolidated statement of operations.
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
The following consolidating schedules present condensed financial information of the Company, the guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010:

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$12,556	$770,672	$—	$(13,267)	$769,961
Operating expenses:
Operating costs	—	475,252	—	(643)	474,609
Selling, general and administrative	22,583	135,624	—	(38)	158,169
Management fees	—	12,532	—	(12,532)	—
Casualty loss	4,921	37,400	—	—	42,321
Preopening costs	—	55,341	—	(54)	55,287
Depreciation and amortization	4,576	100,985	—	—	105,561

Operating loss	(19,524)	(46,462)	—	—	(65,986)
Interest expense, net of amounts capitalized	(83,117)	(116,078)	(349)	118,118	(81,426)
Interest income	98,216	17,989	15,037	(118,118)	13,124
Income from unconsolidated companies	—	608	—	—	608
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses)	(54)	(481)	—	—	(535)

(Loss) income before income taxes and discontinued operations	(3,180)	(144,424)	14,688	—	(132,916)
(Provision) benefit for income taxes	(88)	46,506	(5,700)	—	40,718
Equity in subsidiaries’ losses, net	(85,860)	—	—	85,860	—

(Loss) income from continuing operations	(89,128)	(97,918)	8,988	85,860	(92,198)
Gain from discontinued operations, net of taxes	—	22	3,048	—	3,070

Net (loss) income	$(89,128)	$(97,896)	$12,036	$85,860	$(89,128)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$8,623	$873,443	$—	$(9,221)	$872,845
Operating expenses:
Operating costs	—	527,697	—	(623)	527,074
Selling, general and administrative	21,789	150,572	—	—	172,361
Management fees	—	8,598	—	(8,598)	—
Depreciation and amortization	5,841	110,726	—	—	116,567

Operating (loss) income	(19,007)	75,850	—	—	56,843
Interest expense, net of amounts capitalized	(77,920)	(118,866)	—	120,194	(76,592)
Interest income	23,487	97,552	14,242	(120,194)	15,087
Loss from unconsolidated companies	—	(5)	—	—	(5)
Net gain on extinguishment of debt	18,677	—	—	—	18,677
Other gains and (losses)	(11)	2,858	—	—	2,847

(Loss) income before income taxes and discontinued operations	(54,774)	57,389	14,242	—	16,857
Benefit (provision) for income taxes	20,845	(25,584)	(5,004)	—	(9,743)
Equity in subsidiaries’ earnings, net	33,906	—	—	(33,906)	—

(Loss) income from continuing operations	(23)	31,805	9,238	(33,906)	7,114
Loss from discontinued operations, net of taxes	—	(7,096)	(41)	—	(7,137)

Net (loss) income	$(23)	$24,709	$9,197	$(33,906)	$(23)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$12,054	$915,291	$—	$(12,931)	$914,414
Operating expenses:
Operating costs	36	556,175	—	(986)	555,225
Selling, general and administrative	18,720	155,778	—	(173)	174,325
Management fees	—	11,772	—	(11,772)	—
Preopening costs	—	19,190	—	—	19,190
Impairment and other charges	16,765	2,499	—	—	19,264
Depreciation and amortization	5,576	104,175	—	—	109,751

Operating (loss) income	(29,043)	65,702	—	—	36,659
Interest expense, net of amounts capitalized	(80,615)	(135,667)	(448)	152,661	(64,069)
Interest income	29,875	116,879	18,596	(152,661)	12,689
Loss from unconsolidated companies	—	(746)	—	—	(746)
Gain on extinguishment of debt	19,862	—	—	—	19,862
Other gains and (losses)	925	(472)	—	—	453

(Loss) income before income taxes and discontinued operations	(58,996)	45,696	18,148	—	4,848
Benefit (provision) for income taxes	22,424	(17,367)	(6,073)	—	(1,016)
Equity in subsidiaries’ earnings, net	40,936	—	—	(40,936)	—

Income from continuing operations	4,364	28,329	12,075	(40,936)	3,832
Gain (loss) from discontinued operations, net of taxes	—	812	(280)	—	532

Net income	$4,364	$29,141	$11,795	$(40,936)	$4,364

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$117,913	$6,485	$—	$—	$124,398
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	31,793	—	—	31,793
Income tax receivable	2,395	—	—	—	2,395
Estimated fair value of derivative assets	22	—	—	—	22
Deferred income taxes	67	5,748	680	—	6,495
Other current assets	969	45,754	—	(126)	46,597
Intercompany receivables, net	1,744,290	—	287,087	(2,031,377)	—

Total current assets	1,866,806	89,780	287,767	(2,031,503)	212,850
Property and equipment, net of accumulated depreciation	38,686	2,162,759	—	—	2,201,445
Notes receivable, net of current portion	—	142,651	—	—	142,651
Long-term deferred financing costs	12,521	—	—	—	12,521
Other long-term assets	654,722	362,282	—	(965,939)	51,065
Long-term assets of discontinued operations	—	—	401	—	401

Total assets	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$58,396	$178	$—	$—	$58,574
Accounts payable and accrued liabilities	14,622	161,142	—	(421)	175,343
Estimated fair value of derivative liabilities	12,475	—	—	—	12,475
Intercompany payables, net	—	1,947,054	84,323	(2,031,377)	—
Current liabilities of discontinued operations	—	—	357	—	357

Total current liabilities	85,493	2,108,374	84,680	(2,031,798)	246,749
Long-term debt and capital lease obligations, net of current portion	1,100,335	306	—	—	1,100,641
Deferred income taxes	(26,398)	127,768	(230)	—	101,140
Other long-term liabilities	58,559	83,346	—	295	142,200
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	481	2,388	1	(2,389)	481
Additional paid-in capital	916,359	1,081,056	(40,120)	(1,040,936)	916,359
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	470,594	(645,766)	243,386	77,386	145,600
Accumulated other comprehensive loss	(28,089)	—	—	—	(28,089)

Total stockholders’ equity	1,354,746	437,678	203,267	(965,939)	1,029,752

Total liabilities and stockholders’ equity	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$175,871	$4,158	$—	$—	$180,029
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	39,864	—	—	39,864
Income tax receivable	28,796		—	—	28,796
Deferred income taxes	331	1,431	763	—	2,525
Other current assets	857	50,037	—	(126)	50,768
Intercompany receivables, net	1,629,974	—	279,626	(1,909,600)	—
Current assets of discontinued operations	—	2,381	63	—	2,444

Total current assets	1,836,979	97,871	280,452	(1,909,726)	305,576
Property and equipment, net of accumulated depreciation	47,317	2,102,465	—	—	2,149,782
Notes receivable, net of current portion	—	142,311	—	—	142,311
Long-term deferred financing costs	18,081	—	—	—	18,081
Other long-term assets	743,157	353,500	—	(1,051,799)	44,858
Long-term assets of discontinued operations	—	415	—	—	415

Total assets	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$1,000	$814	$—	$—	$1,814
Accounts payable and accrued liabilities	13,585	135,365	—	(290)	148,660
Intercompany payables, net	—	1,828,124	81,476	(1,909,600)	—
Current liabilities of discontinued operations	—	3,203	669	—	3,872

Total current liabilities	14,585	1,967,506	82,145	(1,909,890)	154,346
Long-term debt and capital lease obligations, net of current portion	1,175,564	1,310	—	—	1,176,874
Deferred income taxes	(28,574)	129,260	(96)	—	100,590
Estimated fair value of derivative liabilities	25,661	—	—	—	25,661
Other long-term liabilities	54,620	69,593	—	164	124,377
Long-term liabilities of discontinued operations	—	44	447	—	491
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	470	2,388	1	(2,389)	470
Additional paid-in capital	881,512	1,088,457	(47,521)	(1,040,936)	881,512
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	559,722	(561,996)	245,476	(8,474)	234,728
Accumulated other comprehensive loss	(33,427)	—	—	—	(33,427)

Total stockholders’ equity	1,403,678	528,849	197,956	(1,051,799)	1,078,684

Total liabilities and stockholders’ equity	$2,645,534	$2,696,562	$280,452	$(2,961,525)	$2,661,023

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(54,296)	$192,298	$908	$—	$138,910
Net cash provided by discontinued operating activities	—	22	552	—	574

Net cash (used in) provided by operating activities	(54,296)	192,320	1,460	—	139,484

Purchases of property and equipment	(1,772)	(192,875)	—	—	(194,647)
Collection of notes receivable	—	4,161	—	—	4,161
Other investing activities	—	148	—	—	148

Net cash used in investing activities — continuing operations	(1,772)	(188,566)	—	—	(190,338)
Net cash used in investing activities — discontinued operations	—	—	(1,460)	—	(1,460)

Net cash used in investing activities	(1,772)	(188,566)	(1,460)	—	(191,798)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	26,075	—	—	—	26,075
Other financing activities, net	(1,000)	(1,427)	—	—	(2,427)

Net cash used in financing activities — continuing operations	(1,890)	(1,427)	—	—	(3,317)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(1,890)	(1,427)	—	—	(3,317)

Net change in cash and cash equivalents	(57,958)	2,327	—	—	(55,631)
Cash and cash equivalents at beginning of year	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of year	$117,913	$6,485	$—	$—	$124,398

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$93,089	$31,414	$507	$—	$125,010
Net cash used in discontinued operating activities	—	(1,444)	(507)	—	(1,951)

Net cash provided by operating activities	93,089	29,970	—	—	123,059

Purchases of property and equipment	(1,638)	(51,427)	—	—	(53,065)
Collection of notes receivable	—	17,621	—	—	17,621
Other investing activities	4	1,951	—	—	1,955

Net cash used in investing activities — continuing operations	(1,634)	(31,855)	—	—	(33,489)
Net cash used in investing activities — discontinued operations	—	(6)	—	—	(6)

Net cash used in investing activities	(1,634)	(31,861)	—	—	(33,495)

Net repayments under credit facility	(22,500)	—	—	—	(22,500)
Repurchases of senior notes	(329,571)	—	—	—	(329,571)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs	358,107	—	—	—	358,107
Deferred financing costs paid	(8,077)	—	—	—	(8,077)
Purchase of convertible note hedge	(76,680)	—	—	—	(76,680)
Proceeds from the issuance of common stock warrants	43,740	—	—	—	43,740
Proceeds from the issuance of common stock, net of issuance costs	125,297	—	—	—	125,297
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Proceeds from exercise of stock option and purchase plans	566	—	—	—	566
Decrease in restricted cash and cash equivalents	15	—	—	—	15
Other financing activities, net	(1,158)	(711)	—	—	(1,869)

Net cash provided by (used in) financing activities — continuing operations	90,140	(711)	—	—	89,429
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	90,140	(711)	—	—	89,429

Net change in cash and cash equivalents	181,595	(2,602)	—	—	178,993
Cash and cash equivalents at beginning of year	(5,724)	6,760	—	—	1,036

Cash and cash equivalents at end of year	$175,871	$4,158	$—	$—	$180,029

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(286,964)	$408,844	$844	$—	$122,724
Net cash provided by (used in) discontinued operating activities	—	523	(1,003)	—	(480)

Net cash (used in) provided by operating activities	(286,964)	409,367	(159)	—	122,244

Purchases of property and equipment	(5,443)	(408,733)	—	—	(414,176)
Collection of notes receivable	—	622	—	—	622
Other investing activities	11	4	—	—	15

Net cash used in investing activities — continuing operations	(5,432)	(408,107)	—	—	(413,539)
Net cash (used in) provided by investing activities — discontinued operations	—	(20)	159	—	139

Net cash (used in) provided by investing activities	(5,432)	(408,127)	159	—	(413,400)

Net borrowings under credit facility	324,500	—	—	—	324,500
Repurchases of senior notes	(25,636)	—	—	—	(25,636)
Deferred financing costs paid	(10,753)	—	—	—	(10,753)
Purchases of Company’s common stock	(19,999)	—	—	—	(19,999)
Proceeds from exercise of stock option and purchase plans	1,859	—	—	—	1,859
Excess tax benefit from stock-based compensation	859	—	—	—	859
Decrease in restricted cash and cash equivalents	51	—	—	—	51
Other financing activities, net	(1,365)	(906)	—	—	(2,271)

Net cash provided by (used in) financing activities — continuing operations	269,516	(906)	—	—	268,610
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	269,516	(906)	—	—	268,610

Net change in cash and cash equivalents	(22,880)	334	—	—	(22,546)
Cash and cash equivalents at beginning of year	17,156	6,426	—	—	23,582

Cash and cash equivalents at end of year	$(5,724)	$6,760	$—	$—	$1,036

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1†	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3.2	Second Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated May 7, 2009 (File No. 1-13079)).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4.4	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.5	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).

4.6	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.7	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

4.8	Fourth Supplemental Indenture, dated September 29, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-13079)).

4.9	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, and Form of 3.75% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

4.10	Amended and Restated Rights Agreement, dated as of March 9, 2009, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.1+	Second Amended and Restated Credit Agreement, dated as of July 25, 2008, by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.2	Form of Conditional Waiver, dated as of May 18, 2010, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2010 (File No. 1-13079)).

10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.4	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6	Guaranty dated as of June 25, 1997, by Craig Leipold, the Company, CCK, Inc. and other guarantors in favor of the Nashville Hockey League (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-13079)).

10.7	Consent Agreement dated February 22, 2005 by and among the NHL, Nashville Hockey Club Limited Partnership, the Company and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-13079)).

10.8	Settlement Agreement, dated March 9, 2009, by and between the Company and TRT Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.9	Letter Agreement, dated March 9, 2009, by and between the Company and GAMCO Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 10, 2009) (File No. 1-13079).

10.10	Purchase Agreement dated September 24, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.11	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.12	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.13	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.14	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.15	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.16	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.17	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.18	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.19	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009v).

10.20	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.21	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.22	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.23	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.24	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.25	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.26	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.27#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.28#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.29#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 1-13079)).

10.30#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.31#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.32#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.33#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.34#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.35#	Form of Employment Agreement of David C. Kloeppel, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.36#	Form of Employment Agreement of each of Carter R. Todd, Mark Fioravanti and Richard A. Maradik, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.37#	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel, Mark Fioravanti and Richard A. Maradik (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.38#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and David C. Kloeppel (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.39#	Amendment No. 1 to Employment Agreement, dated September 3, 2010, by and between the Company and Carter R. Todd (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.40#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.41#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Richard A. Maradik (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

EXHIBIT
NUMBER	DESCRIPTION
10.42#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.43#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10.44#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.45#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.46#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).

10.47*#	Summary of Director and Executive Officer Compensation.

10.48#	Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 3, 2006 (File No. 1-13079)).

10.49#	Amendment No. 1 to Gaylord Entertainment Company 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.50#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.51#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.52#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079))

10.53#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.54#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.55#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.56#	Form of Stock Option Cancellation Agreement between the Company and each of Colin V. Reed, David C. Kloeppel, Mark Fioravanti and Carter R. Todd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2009 (File No. 1-13079)).

10.57#	2008 Long Term Incentive Plan Form of Amended and Restated Restricted Stock Unit Award Agreement amending grants made to the Company’s named executive officers as described in the Company’s Current Report on Form 8-K dated September 7, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.