Form 10-Q
period 2011-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2011-05-06
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2011
Common Stock, $.01 par value	48,360,210 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2011

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$220,738	$214,481

Operating expenses:
Operating costs	133,878	130,555
Selling, general and administrative	43,078	41,902
Casualty loss	(1)	—
Depreciation and amortization	29,057	27,071

Operating income	14,726	14,953

Interest expense, net of amounts capitalized	(20,809)	(20,115)
Interest income	3,173	3,222
Income (loss) from unconsolidated companies	173	(73)
Net gain on extinguishment of debt	—	1,199
Other gains and (losses), net	(191)	(13)

Loss before income taxes and discontinued operations	(2,928)	(827)

(Benefit) provision for income taxes	(967)	975

Loss from continuing operations	(1,961)	(1,802)

Income (loss) from discontinued operations, net of income taxes	4	(48)

Net loss	$(1,957)	$(1,850)

Basic loss per share:
Loss from continuing operations	$(0.04)	$(0.04)
Income from discontinued operations, net of income taxes	—	—

Net loss	$(0.04)	$(0.04)

Fully diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.04)
Income from discontinued operations, net of income taxes	—	—

Net loss	$(0.04)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$86,968	$124,398
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $806 and $882, respectively	63,927	31,793
Estimated fair value of derivative assets	11	22
Deferred income taxes	6,719	6,495
Other current assets	43,739	48,992

Total current assets	202,514	212,850

Property and equipment, net of accumulated depreciation	2,203,681	2,201,445
Notes receivable, net of current portion	142,457	142,651
Long-term deferred financing costs	11,240	12,521
Other long-term assets	50,077	51,065
Long-term assets of discontinued operations	416	401

Total assets	$2,610,385	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$58,805	$58,574
Accounts payable and accrued liabilities	158,226	175,343
Estimated fair value of derivative liabilities	7,235	12,475
Current liabilities of discontinued operations	342	357

Total current liabilities	224,608	246,749

Long-term debt and capital lease obligations, net of current portion	1,103,411	1,100,641
Deferred income taxes	104,630	101,140
Other long-term liabilities	140,502	142,200
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,357 and 48,144 shares issued and outstanding, respectively	484	481
Additional paid-in capital	921,936	916,359
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	143,643	145,600
Accumulated other comprehensive loss	(24,681)	(28,089)

Total stockholders’ equity	1,036,783	1,029,752

Total liabilities and stockholders’ equity	$2,610,385	$2,620,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,957)	$(1,850)
Amounts to reconcile net loss to net cash flows (used in) provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(4)	48
(Income) loss from unconsolidated companies	(173)	73
Loss on disposals of long-lived assets	201	13
(Benefit) provision for deferred income taxes	(1,346)	1,458
Depreciation and amortization	29,057	27,071
Amortization of deferred financing costs	1,309	1,314
Amortization of discount on convertible notes	3,043	2,802
Stock-based compensation expense	2,323	1,668
Excess tax benefit from stock-based compensation	—	(134)
Net gain on extinguishment of debt	—	(1,199)
Changes in:
Trade receivables	(32,134)	(9,321)
Interest receivable	5,089	4,866
Accounts payable and accrued liabilities	(11,478)	(322)
Other assets and liabilities	(1,882)	1,116

Net cash flows (used in) provided by operating activities — continuing operations	(7,952)	27,603
Net cash flows (used in) provided by operating activities — discontinued operations	(26)	71

Net cash flows (used in) provided by operating activities	(7,978)	27,674

Cash Flows from Investing Activities:
Purchases of property and equipment	(37,497)	(7,733)
Collection of notes receivable	2,465	4,025
Other investing activities	1,570	245

Net cash flows used in investing activities — continuing operations	(33,462)	(3,463)
Net cash flows used in investing activities — discontinued operations	—	—

Net cash flows used in investing activities	(33,462)	(3,463)

Cash Flows from Financing Activities:
Repurchases of senior notes	—	(25,082)
Proceeds from exercise of stock option and purchase plans	4,052	381
Excess tax benefit from stock-based compensation	—	134
Other financing activities, net	(42)	(186)

Net cash flows provided by (used in) financing activities — continuing operations	4,010	(24,753)
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows provided by (used in) financing activities	4,010	(24,753)

Net change in cash and cash equivalents	(37,430)	(542)
Cash and cash equivalents — unrestricted, beginning of period	124,398	180,029

Cash and cash equivalents — unrestricted, end of period	$86,968	$179,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Topic 820, “Fair Value Measurements and Disclosures,” to require more detailed disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, including the amounts and reasons for the transfers. Level 3 fair value measurements should present separate information about purchases, sales, issuances and settlements. In addition, this ASU requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, defined as a subset of assets or liabilities within a line item in the statement of financial position, as well as disclosures about the valuation techniques and inputs used to measure fair value in either Level 2 or Level 3. The Company adopted the remaining disclosure requirements of this ASU in the first quarter of 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.
3. NASHVILLE FLOOD:
As more fully discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Each of the affected properties reopened in 2010; however, the Company will continue to have various flood-related expenses during 2011 as it completes the remaining flood-related projects. These expenses have been segregated from normal operations and are reported as casualty loss in the accompanying condensed consolidated statements of operations.

Casualty Loss
During the three months ended March 31, 2011, casualty loss in the accompanying condensed consolidated statement of operations was comprised of the following (in thousands):

	Three Months Ended March 31, 2011
	Hospitality	Opry and Attractions	Corporate and Other	Total
Site remediation	$(179)	$8	$(41)	$(212)
Non-capitalized repairs of buildings and equipment	—	2	13	15
Other	6	21	169	196

Net casualty loss	$(173)	$31	$141	$(1)

4. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding	48,221	47,011
Effect of dilutive stock options	—	—

Weighted average shares outstanding — assuming dilution	48,221	47,011

For the three months ended March 31, 2011 and 2010, the effect of dilutive stock-based compensation awards was the equivalent of approximately 839,000 and 434,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011 and 2010, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 884,000 and 3,047,000 shares of common stock as of March 31, 2011 and 2010, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.
As discussed in Note 8, and more fully in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, in 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended March 31, 2011 was the equivalent of approximately 3,079,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive. The Convertible Notes are currently convertible through June 30, 2011; however, at this time, the Company has received no notices of note holders electing to convert their Convertible Notes.
In connection with the issuance of these notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes. The initial strike price of these warrants is $32.70 per share of the Company’s common stock and the warrants cover an aggregate of approximately 13.2 million shares of the Company’s common stock, subject to anti-dilution adjustments. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for the three months ended March 31, 2011 was the equivalent of approximately 1,052,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
5. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(1,957)	$(1,850)
Unrealized gain (loss) on natural gas swaps, net of deferred taxes of $22 and $(105)	40	(166)
Unrealized gain on interest rate swaps, net of deferred taxes of $1,836 and $452	3,331	812
Other	38	(12)

Comprehensive income (loss)	$1,452	$(1,216)

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the three months ended March 31, 2011 is as follows (in thousands):

	Interest Rate	Natural Gas
	Derivatives	Derivatives	Total Derivatives
Balance at December 31, 2010	$(7,860)	$(145)	$(8,005)
2011 changes in fair value, net of deferred taxes	3,331	40	3,371
Reclassification to earnings	—	—	—

Balance at March 31, 2011	$(4,529)	$(105)	$(4,634)

6. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at March 31, 2011 and December 31, 2010 is recorded at cost and summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
Land and land improvements	$215,121	$214,989
Buildings	2,247,512	2,241,813
Furniture, fixtures and equipment	497,229	482,011
Construction in progress	59,174	51,843

	3,019,036	2,990,656
Accumulated depreciation	(815,355)	(789,211)

Property and equipment, net	$2,203,681	$2,201,445

7. NOTES RECEIVABLE:
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
During the three months ended March 31, 2011 and 2010, the Company recorded interest income of $3.2 million on these bonds, which each included $3.1 million of interest that accrued on the bonds and $0.1 million related to amortization of the discount on the bonds. The Company received payments of $10.7 million and $11.8 million during the three months ended March 31, 2011 and 2010, respectively, relating to these notes receivable.
8. DEBT:
The Company’s debt and capital lease obligations related to continuing operations at March 31, 2011 and December 31, 2010 consisted of (in thousands):

	March 31,	December 31,
	2011	2010
$1.0 Billion Credit Facility, interest at 3-month LIBOR plus 2.50% or bank’s base rate plus 0.50%, maturing July 25, 2012	$700,000	$700,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $50,406 and $53,449	309,594	306,551
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	442	484

Total debt	1,162,216	1,159,215
Less amounts due within one year	(58,805)	(58,574)

Total long-term debt	$1,103,411	$1,100,641

As of March 31, 2011, the Company was in compliance with all of its covenants related to its debt.
Convertible Senior Notes
In 2009, the Company issued $360 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.
Based on the Company’s stock price during the three months ended March 31, 2011, one of the conditions permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through June 30, 2011. At this time, the Company has received no notices of note holders electing to convert their Convertible Notes. Based on the Company’s borrowing capacity under its $1.0 billion credit facility as of March 31, 2011, $251.0 million of the Convertible Notes has been classified as long-term debt in the accompanying condensed consolidated balance sheet as of March 31, 2011. Based on the Company’s March 31, 2011 closing stock price of $34.68, the “if-converted value” of the Convertible Notes exceeds the face amount by $98.2 million; however, after giving effect to the exercise of the call options and warrants discussed below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $26.2 million or a 0.8 million net share issuance by the Company, or a combination of cash and stock, at the Company’s option.
Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of the Company’s common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options entitle the Company to purchase, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 13.2 million shares of common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option.
Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties entitling them to acquire, subject to anti-dilution adjustments, up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share. The warrants may only be settled in shares of the Company’s common stock.
9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with portions of the Company’s variable rate borrowings. Natural gas price swaps are entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates its interest rate swaps as cash flow hedges of variable rate borrowings and its natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives are held for hedging purposes. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with variable rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, or ineffectiveness, if any, is recognized in the statement of operations during the current period.
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
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At March 31, 2011, the Company had 27 variable to fixed natural gas price swap contracts that mature from April 2011 to December 2011 with an aggregate notional amount of approximately 751,565 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.
The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$7,060	$12,227
Natural gas swaps	11	22	175	248

Total derivatives designated as hedging instruments	$11	$22	$7,235	$12,475

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI			Amount Reclassified from
	on Derivative (Effective Portion)			Accumulated OCI into Income
			Location of Amount
Derivatives in Cash			Reclassified from
Flow Hedging	Three Months Ended	Three Months Ended	Accumulated OCI into	Three Months Ended	Three Months Ended
Relationships	March 31, 2011	March 31, 2010	Income	March 31, 2011	March 31, 2010
Interest rate swaps	$5,167	$1,264	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	62	(270)	Other gains (losses), net	—	—

Total	$5,229	$994	Total	$—	$—

10. STOCK PLANS:
In addition to grants of stock options to its directors and employees, the Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the award of restricted stock and restricted stock units (“Restricted Stock Awards”). The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period.
During the three months ended March 31, 2011, the Company granted 149,320 Restricted Stock Awards with time-based vesting and a weighted-average grant-date fair value of $34.30 per award. Additionally, the Company granted 67,400 Restricted Stock Awards to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company will not begin recognizing compensation cost for these awards until the fourth quarter of 2012 when the 2013 budget is approved and the key terms and conditions of the awards will be deemed to be established and a grant date will have occurred.
At March 31, 2011 and December 31, 2010, Restricted Stock Awards of 625,460 and 471,894 shares, respectively, were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.3 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.
11. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2011	2010
Interest cost	$1,208	$1,188
Expected return on plan assets	(1,333)	(1,197)
Amortization of net actuarial loss	619	519

Total net periodic pension expense	$494	$510

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended
	March 31,
	2011	2010
Service cost	$14	$17
Interest cost	258	244
Amortization of net gain	—	(3)
Amortization of curtailment gain	(61)	(61)

Total net postretirement benefit expense	$211	$197

12. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax loss was 33% and (118)% for the three months ended March 31, 2011 and 2010, respectively. Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the three months ended March 31, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances during each period, resulted in the change to the effective tax rate noted above.

As of March 31, 2011 and December 31, 2010, the Company had $16.0 million and $19.0 million of unrecognized tax benefits, respectively, of which $9.0 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $14.1 million, mainly due to the expiration of various statutes of limitations. As of March 31, 2011 and December 31, 2010, the Company had accrued $1.9 million of interest and $0.1 million of penalties related to uncertain tax positions.
13. COMMITMENTS AND CONTINGENCIES:
As further discussed in Note 3, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant damage as a result of the Nashville Flood. While certain flood-related projects remain to be completed in 2011, the Company repaired the damage to these facilities and reopened them at various dates during 2010. The Company entered into several agreements with general contractors and other suppliers for the provision of certain remediation and construction services at the facilities damaged by the Nashville Flood. As of March 31, 2011, the Company had open commitments to pay $7.7 million under those agreements and expects to execute $5 — $7 million of additional commitments to complete the remaining flood-related projects. The Company also has commitments for maintenance capital expenditures and other projects.
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
Through joint venture arrangements with two private real estate funds managed by DB Real Estate Opportunities Group, the Company previously invested in minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of March 31, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.
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
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of March 31, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of March 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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
The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, were as follows (in thousands):

		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$13,422	$13,422	$—	$—

Total assets measured at fair value	$13,422	$13,422	$—	$—

Variable to fixed natural gas swaps, net	$164	$—	$164	$—
Variable to fixed interest rate swaps	7,060	—	7,060	—

Total liabilities measured at fair value	$7,224	$—	$7,224	$—

The remainder of the assets and liabilities held by the Company at March 31, 2011 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 7, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $130.4 million as of March 31, 2011. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $162 million as of March 31, 2011.
As shown in Note 8, the Company has $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $678 million as of March 31, 2011.
As more fully discussed in Note 8, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on March 31, 2011 was $309.6 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $337 million as of March 31, 2011.
As shown in Note 8, the Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, was $153.3 million as of March 31, 2011.

The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
15. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
The Company’s continuing operations are organized into three principal business segments:
•	Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Gaylord National Resort and Convention Center and the Radisson Hotel at Opryland, as well as the Company’s interest in a joint venture;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.
The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Hospitality	$209,342	$203,695
Opry and Attractions	11,367	10,761
Corporate and Other	29	25

Total	$220,738	$214,481

Depreciation and amortization:
Hospitality	$25,275	$23,219
Opry and Attractions	1,332	1,362
Corporate and Other	2,450	2,490

Total	$29,057	$27,071

Operating income (loss):
Hospitality	$29,454	$30,247
Opry and Attractions	(643)	(765)
Corporate and Other	(14,086)	(14,529)
Casualty loss	1	—

Total operating income	14,726	14,953
Interest expense, net of amounts capitalized	(20,809)	(20,115)
Interest income	3,173	3,222
Income (loss) from unconsolidated companies	173	(73)
Net gain on extinguishment of debt	—	1,199
Other gains and (losses), net	(191)	(13)

Loss before income taxes and discontinued operations	$(2,928)	$(827)

16. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the Company’s Convertible Notes and the Senior Notes. The Company’s Convertible Notes and Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries (the “Guarantors”). The Company’s investment in joint ventures and certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s Convertible Notes and Senior Notes.
The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,475	$220,759	$—	$(1,496)	$220,738
Operating expenses:
Operating costs	—	133,906	—	(28)	133,878
Selling, general and administrative	4,292	38,786	—	—	43,078
Casualty loss	—	(1)	—	—	(1)
Management fees	—	1,468	—	(1,468)	—
Depreciation and amortization	1,027	28,030	—	—	29,057

Operating (loss) income	(3,844)	18,570	—	—	14,726
Interest expense, net of amounts capitalized	(21,074)	(29,984)	(99)	30,348	(20,809)
Interest income	25,827	3,865	3,829	(30,348)	3,173
Income from unconsolidated companies	—	173	—	—	173
Other gains and (losses), net	—	(191)	—	—	(191)

Income (loss) before income taxes	909	(7,567)	3,730	—	(2,928)
(Provision) benefit for income taxes	(475)	2,891	(1,449)	—	967
Equity in subsidiaries’ losses, net	(2,391)	—	—	2,391	—

(Loss) income from continuing operations	(1,957)	(4,676)	2,281	2,391	(1,961)
Income (loss) from discontinued operations, net of taxes	—	22	(18)	—	4

Net (loss) income	$(1,957)	$(4,654)	$2,263	$2,391	$(1,957)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,592	$214,523	$—	$(1,634)	$214,481
Operating expenses:
Operating costs	—	130,565	—	(10)	130,555
Selling, general and administrative	5,334	36,605	—	(37)	41,902
Management fees	—	1,587	—	(1,587)	—
Depreciation and amortization	1,284	25,787	—	—	27,071

Operating (loss) income	(5,026)	19,979	—	—	14,953
Interest expense, net of amounts capitalized	(20,465)	(28,939)	—	29,289	(20,115)
Interest income	24,068	4,808	3,635	(29,289)	3,222
Loss from unconsolidated companies	—	(73)	—	—	(73)
Net gain on extinguishment of debt	1,199	—	—	—	1,199
Other gains and (losses), net	3	(16)	—	—	(13)

(Loss) income before income taxes	(221)	(4,241)	3,635	—	(827)
(Provision) benefit for income taxes	(656)	1,472	(1,791)	—	(975)
Equity in subsidiaries’ losses, net	(973)	—	—	973	—

(Loss) income from continuing operations	(1,850)	(2,769)	1,844	973	(1,802)
Loss from discontinued operations, net of taxes	—	—	(48)	—	(48)

Net (loss) income	$(1,850)	$(2,769)	$1,796	$973	$(1,850)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
March 31, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$83,117	$3,851	$—	$—	$86,968
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	63,927	—	—	63,927
Estimated fair value of derivative assets	11	—	—	—	11
Deferred income taxes	50	5,989	680	—	6,719
Other current assets	3,232	40,633	—	(126)	43,739
Intercompany receivables, net	1,803,757	—	290,628	(2,094,385)	—

Total current assets	1,891,317	114,400	291,308	(2,094,511)	202,514

Property and equipment, net of accumulated depreciation	40,347	2,163,334	—	—	2,203,681
Notes receivable, net of current portion	—	142,457	—	—	142,457
Long-term deferred financing costs	11,240	—	—	—	11,240
Other long-term assets	652,529	361,096	—	(963,548)	50,077
Long-term assets of discontinued operations	—	—	416	—	416

Total assets	$2,595,433	$2,781,287	$291,724	$(3,058,059)	$2,610,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$58,621	$184	$—	$—	$58,805
Accounts payable and accrued liabilities	30,233	128,414	—	(421)	158,226
Estimated fair value of derivative liabilities	7,235	—	—	—	7,235
Intercompany payables, net	—	2,008,755	85,630	(2,094,385)	—
Current liabilities of discontinued operations	—	—	342	—	342

Total current liabilities	96,089	2,137,353	85,972	(2,094,806)	224,608
Long-term debt and capital lease obligations, net of current portion	1,103,153	258	—	—	1,103,411
Deferred income taxes	(24,014)	128,873	(229)	—	104,630
Other long-term liabilities	58,428	81,779	—	295	140,502
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	921,936	1,081,056	(40,120)	(1,040,936)	921,936
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	468,637	(650,420)	245,649	79,777	143,643
Other stockholders’ equity	(24,681)	—	—	—	(24,681)

Total stockholders’ equity	1,361,777	433,024	205,530	(963,548)	1,036,783

Total liabilities and stockholders’ equity	$2,595,433	$2,781,287	$291,724	$(3,058,059)	$2,610,385

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
December 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$117,913	$6,485	$—	$—	$124,398
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	31,793	—	—	31,793
Estimated fair value of derivative assets	22	—	—	—	22
Deferred income taxes	67	5,748	680	—	6,495
Other current assets	3,364	45,754	—	(126)	48,992
Intercompany receivables, net	1,744,290	—	287,087	(2,031,377)	—

Total current assets	1,866,806	89,780	287,767	(2,031,503)	212,850
Property and equipment, net of accumulated depreciation	38,686	2,162,759	—	—	2,201,445
Notes receivable, net of current portion	—	142,651	—	—	142,651
Long-term deferred financing costs	12,521	—	—	—	12,521
Other long-term assets	654,722	362,282	—	(965,939)	51,065
Long-term assets of discontinued operations	—	—	401	—	401

Total assets	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$58,396	$178	$—	$—	$58,574
Accounts payable and accrued liabilities	14,622	161,142	—	(421)	175,343
Estimated fair value of derivative liabilities	12,475		—	—	12,475
Intercompany payables, net	—	1,947,054	84,323	(2,031,377)	—
Current liabilities of discontinued operations	—	—	357	—	357

Total current liabilities	85,493	2,108,374	84,680	(2,031,798)	246,749
Long-term debt and capital lease obligations, net of current portion	1,100,335	306	—	—	1,100,641
Deferred income taxes	(26,398)	127,768	(230)	—	101,140
Other long-term liabilities	58,559	83,346	—	295	142,200
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	481	2,388	1	(2,389)	481
Additional paid-in capital	916,359	1,081,056	(40,120)	(1,040,936)	916,359
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	470,594	(645,766)	243,386	77,386	145,600
Accumulated other comprehensive loss	(28,089)	—	—	—	(28,089)

Total stockholders’ equity	1,354,746	437,678	203,267	(965,939)	1,029,752

Total liabilities and stockholders’ equity	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(37,264)	$29,248	$64	$—	$(7,952)
Net cash provided by (used in) discontinued operating activities	—	38	(64)	—	(26)

Net cash (used in) provided by operating activities	(37,264)	29,286	—	—	(7,978)

Purchases of property and equipment	(1,588)	(35,909)	—	—	(37,497)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	4	1,566	—	—	1,570

Net cash used in investing activities — continuing operations	(1,584)	(31,878)	—	—	(33,462)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,584)	(31,878)	—	—	(33,462)

Proceeds from exercise of stock option and purchase plans	4,052	—	—	—	4,052
Other financing activities, net	—	(42)	—	—	(42)

Net cash provided by (used in) financing activities — continuing operations	4,052	(42)	—	—	4,010
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,052	(42)	—	—	4,010

Net change in cash and cash equivalents	(34,796)	(2,634)	—	—	(37,430)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$83,117	$3,851	$—	$—	$86,968

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$25,988	$1,560	$55	$—	$27,603
Net cash provided by (used in) discontinued operating activities	—	126	(55)	—	71

Net cash provided by operating activities	25,988	1,686	—	—	27,674

Purchases of property and equipment	(1,109)	(6,624)	—	—	(7,733)
Collection of notes receivable	—	4,025	—	—	4,025
Other investing activities	—	245	—	—	245

Net cash used in investing activities — continuing operations	(1,109)	(2,354)	—	—	(3,463)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,109)	(2,354)	—	—	(3,463)

Repurchases of senior notes	(25,082)	—	—	—	(25,082)
Proceeds from exercise of stock option and purchase plans	381	—	—	—	381
Excess tax benefit from stock-based compensation	134	—	—	—	134
Other financing activities, net	—	(186)	—	—	(186)

Net cash used in financing activities — continuing operations	(24,567)	(186)	—	—	(24,753)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(24,567)	(186)	—	—	(24,753)

Net change in cash and cash equivalents	312	(854)	—	—	(542)
Cash and cash equivalents at beginning of period	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of period	$176,183	$3,304	$—	$—	$179,487

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011.
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
We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 or described from time to time in our other reports filed with the SEC. These include the risks and uncertainties associated with the flood damage to Gaylord Opryland and our other Nashville-area Gaylord facilities, which include our remaining flood-related repair projects and effects of the hotel closure including the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined; economic conditions affecting the hospitality business generally, rising labor and benefits costs, the timing of any new development projects, increased costs and other risks associated with building and developing new hotel facilities, the geographic concentration of our hotel properties, business levels at the Company’s hotels, our ability to successfully operate our hotels, our ability to refinance indebtedness as it matures and our ability to obtain financing for new developments. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels, and increases in groups not fulfilling the minimum number of room nights originally contracted for, or rooms attrition. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel, as well as growth in outside-the-room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 and 2010 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. Although we continue to see pressure on rates for bookings that will travel in the shorter-term, in 2010 and thus far in 2011, we have experienced solid booking levels in future periods, as well as improvements in pricing for those bookings. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. While we continue to focus our marketing efforts on booking rooms in 2011, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.
See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.
Nashville Flood
As more fully discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC, on May 3, 2010, the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Grand Ole Opry, certain of our Nashville-based attractions, and certain of our corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland reopened November 15, 2010. While the Grand Ole Opry continued its schedule at alternative venues, including our Ryman Auditorium, the Grand Ole Opry House reopened September 28, 2010. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July, and the majority of the affected corporate offices reopened during November 2010. Gross total remediation and rebuilding costs are at the low end of the projected $215-$225 million range, including approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland. In addition, preopening costs came in under the projected $57-$62 million range. These costs included the initial eight-week carrying period for all labor at the hotel as well as the labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration, as well as the labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening. In addition, in 2010 we incurred a non-cash write-off of $45.0 million associated with the impairment of certain assets as a result of sustained flood damage. While several flood-related projects remain to be completed in 2011, we anticipate that net of tax refunds of $36.5 million, insurance proceeds of $50.0 million, and the cost of projects slated for the property prior to the flood, the net cash impact of the flood in 2010 and 2011 will be approximately $150 million. We believe that we have ample liquidity for the remaining projects through the use of a combination of cash on-hand, available borrowings and cash flow generated by our other hotel assets.
In addition, we have initiated a $12.0 million enhancement to our existing Nashville flood protection system in an effort to provide 500-year flood protection for Gaylord Opryland. We have worked with engineers to design the enhancements to be aesthetically pleasing and sensitive to adjacent property owners. It is anticipated that the project will be completed in the spring of 2012.
Development Update
Our investments in 2010 consisted primarily of capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, as well as ongoing maintenance capital expenditures for our existing properties. Our investments in 2011 are also expected to consist primarily of ongoing maintenance capital expenditures for our existing properties, and potentially, development projects that have not yet been determined.
As described in Note 13 to our condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
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
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland, our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”), as well as our interest in a joint venture.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.
For the three months ended March 31, 2011 and 2010, our total revenues were divided among these business segments as follows:

	Three months ended
	March 31,
Segment	2011	2010
Hospitality	94.8%	95.0%
Opry and Attractions	5.2%	5.0%
Corporate and Other	0.0%	0.0%
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
In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships. As part of this strategy, on April 27, 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance, Gaylord will offer leisure experiences featuring DreamWorks characters for its guests at all Gaylord resort properties beginning in November 2011.

Key Performance Indicators
The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space. Key performance indicators related to revenue are:
•	hotel occupancy (a volume indicator);

•	average daily rate (“ADR”) (a price indicator);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room sales by room nights available to guests for the period);

•	Total Revenue per Available Room (“Total RevPAR”) (a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period); and

•	Net Definite Room Nights Booked (a volume indicator which represents the total number of definite bookings for future room nights at Gaylord hotels confirmed during the applicable period, net of cancellations).
We recognize Hospitality segment revenue from our occupied hotel rooms as earned on the close of business each day and from concessions and food and beverage sales at the time of sale. Attrition fees, which are charged to groups when they do not fulfill the minimum number of room nights or minimum food and beverage spending requirements originally contracted for, as well as cancellation fees, are recognized as revenue in the period they are collected. Almost all of our Hospitality segment revenues are either cash-based or, for meeting and convention groups meeting our credit criteria, billed and collected on a short-term receivables basis. Our industry is capital intensive, and we rely on the ability of our hotels to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash flow for future development.
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months ended March 31, 2011 and 2010. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

		Unaudited
	Three Months ended March 31,
	2011	%	2010	%
Income Statement Data:
REVENUES:
Hospitality	$209,342	94.8%	$203,695	95.0%
Opry and Attractions	11,367	5.1%	10,761	5.0%
Corporate and Other	29	0.0%	25	0.0%

Total revenues	220,738	100.0%	214,481	100.0%
OPERATING EXPENSES:
Operating costs	133,878	60.7%	130,555	60.9%
Selling, general and administrative	43,078	19.5%	41,902	19.5%
Casualty loss	(1)	0.0%	—	0.0%
Depreciation and amortization:
Hospitality	25,275	11.5%	23,219	10.8%
Opry and Attractions	1,332	0.6%	1,362	0.6%
Corporate and Other	2,450	1.1%	2,490	1.2%

Total depreciation and amortization	29,057	13.2%	27,071	12.6%

Total operating expenses	206,012	93.3%	199,528	93.0%

OPERATING INCOME (LOSS):
Hospitality	29,454	14.1%	30,247	14.8%
Opry and Attractions	(643)	-5.7%	(765)	-7.1%
Corporate and Other	(14,086)	(A )	(14,529)	(A )
Casualty loss	1	(B )	—	(B )

Total operating income	14,726	6.7%	14,953	7.0%
Interest expense, net of amounts capitalized	(20,809)	(B )	(20,115)	(B )
Interest income	3,173	(B )	3,222	(B )
Income (loss) from unconsolidated companies	173	(B )	(73)	(B )
Net gain on extinguishment of debt	—	(B )	1,199	(B )
Other gains and (losses), net	(191)	(B )	(13)	(B )
Benefit (provision) for income taxes	967	(B )	(975)	(B )
Income (loss) from discontinued operations, net	4	(B )	(48)	(B )

Net loss	$(1,957)	(B )	$(1,850)	(B )

(A)     These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.
(B)     These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months ended March 31, 2011 and 2010 (in thousands, except percentages and per share data):

		Three Months
		Ended March 31,
	2011	2010	%Change
Total revenues	$220,738	$214,481	2.9%
Total operating expenses	206,012	199,528	3.2%
Operating income	14,726	14,953	-1.5%
Net loss	(1,957)	(1,850)	-5.8%
Net loss per share — fully diluted	(0.04)	(0.04)	0.0%
Total Revenues
The increase in our total revenues for the three months ended March 31, 2011, as compared to the same period in 2010, is attributable to an increase in our Hospitality segment revenues of $5.6 million for the 2011 period, as discussed more fully below. Total Hospitality revenues in the 2011 period include $1.6 million in attrition and cancellation fee collections, a $1.4 million decrease from the 2010 period.
Total Operating Expenses
The increase in our total operating expenses for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to a $6.3 million increase in our Hospitality segment operating expenses associated with higher occupancy and increased depreciation expense, as discussed more fully below.
Net Loss
Our net loss of $2.0 million for the three months ended March 31, 2011, as compared to a net loss of $1.9 million for the same period in 2010, was due primarily to the decrease in our operating income described above, partially offset by the following factors:
•	A benefit for income taxes of $1.0 million during the three months ended March 31, 2011, as compared to a provision for income taxes of $1.0 million in the same period in 2010, described more fully below.

•	The three months ended March 31, 2010 including a $1.2 million net gain on the extinguishment of debt relating to the repurchase of a portion of our 6.75% senior notes which did not recur in 2011, described more fully below.

•	A $0.7 million increase in our interest expense, net of amounts capitalized, for the three months ended March 31, 2011, as compared to the same period in 2010, described more fully below.

Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the period described herein were:
•	Increased occupancy levels (an increase of 1.7 percentage points of occupancy for the three months ended March 31, 2011 as compared to the same period in 2010), resulting from increased levels of group business during the period, and increased outside-the-room spending during the period (an increase of 6.7% for the three months ended March 31, 2011, as compared to the same period in 2010), due primarily to increased banquet spending by group business. These factors resulted in increased RevPAR and increased Total RevPAR for the three months ended March 31, 2011, as compared to the same period in 2010.

•	Decreased attrition and cancellation levels for the three months ended March 31, 2011, as compared to the same period in 2010, which increased our revenue, operating income, RevPAR and Total RevPAR. Attrition for the three months ended March 31, 2011 was 6.1% of bookings, compared to 10.6% for the 2010 period. Cancellations for the three months ended March 31, 2011 decreased 38.9% as compared to the 2010 period.
Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2011 and 2010 (in thousands, except percentages and performance metrics):

		Three Months
		Ended March 31,
	2011	2010	% Change
Hospitality revenue (1)	$209,342	$203,695	2.8%
Hospitality operating expenses:
Operating costs	123,765	120,971	2.3%
Selling, general and administrative	30,848	29,258	5.4%
Depreciation and amortization	25,275	23,219	8.9%

Total Hospitality operating expenses	179,888	173,448	3.7%

Hospitality operating income (2)	$29,454	$30,247	-2.6%

Hospitality performance metrics:
Occupancy	69.6%	67.9%	2.5%
ADR	$164.43	$165.86	-0.9%
RevPAR (3)	$114.45	$112.62	1.6%
Total RevPAR (4)	$292.61	$279.59	4.7%
Net Definite Room Nights Booked	275,000	360,000	-23.6%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented.

(2)	Hospitality operating income does not include the effect of casualty loss. See the discussion of casualty loss set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
The increase in total Hospitality segment revenue in the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to increased occupancy rates and increased outside-the-room spending resulting from higher levels of group business during the period. Total Hospitality revenues were negatively impacted by a decline of $1.4 million in attrition and cancellation fee collections during the three months ended March 31, 2011.
The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended
	March 31,
	2011	2010
Group	85.2%	82.7%
Transient	14.8%	17.3%
The increase in group business during the 2011 period is primarily the result of the macroeconomic factors discussed above, specifically, increases in group travel and decreases in groups cancelling or experiencing attrition during the 2011 period as compared to the 2010 period.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months ended March 31, 2011, as compared to the same period in 2010, is primarily attributable to an increase in operating expenses at Gaylord Opryland, Gaylord Palms and Gaylord Texan, partially offset by a decrease in operating expenses at Gaylord National, as described below.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of an increase in operating costs at Gaylord Opryland and Gaylord Texan, partially offset by a decrease in operating costs at Gaylord National, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of an increase in selling, general and administrative expenses at Gaylord Opryland, Gaylord Palms and Gaylord Texan, partially offset by a decrease in selling, general and administrative expenses at Gaylord National, as described below.
Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of an increase at Gaylord Opryland due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2011 and 2010.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

		Three Months
		Ended March 31,
	2011	2010	%Change
Total revenues	$60,310	$54,669	10.3%
Operating expense data (1):
Operating costs	38,273	34,561	10.7%
Selling, general and administrative	8,256	7,443	10.9%
Hospitality performance metrics:
Occupancy	68.6%	62.7%	9.4%
ADR	$137.26	$143.08	-4.1%
RevPAR	$94.19	$89.67	5.0%
Total RevPAR	$232.76	$210.99	10.3%

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
Total revenue and RevPAR increased at Gaylord Opryland in the three months ended March 31, 2011, as compared to the same period in 2010, as a result of increased occupancy, primarily corporate groups, partially offset by lower ADR, primarily due to declines in room rate for association groups. The increase in corporate groups also led to increases in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during the 2011 period. This increase in Total RevPAR was partially offset by lower collection of attrition and cancellation fees.
Operating costs increased at Gaylord Opryland in the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increases in variable costs associated with higher occupancy and outside-the-room revenues, as well as increased flood insurance on the property and increased utility consumption. Selling, general and administrative expenses at Gaylord Opryland increased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increased sales and marketing expenses and increased employment costs.

     Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

		Three Months
		Ended March 31,
	2011	2010	%Change
Total revenues	$45,492	$43,317	5.0%
Operating expense data:
Operating costs	23,732	23,106	2.7%
Selling, general and administrative	8,049	7,113	13.2%
Hospitality performance metrics:
Occupancy	78.2%	74.2%	5.4%
ADR	$166.07	$176.84	-6.1%
RevPAR	$129.93	$131.24	-1.0%
Total RevPAR	$359.51	$342.31	5.0%
The increase in Gaylord Palms revenue and Total RevPAR in the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to increased occupancy and outside-the-room spending, largely driven by an increase in group business during the period, partially offset by a lower ADR, as rates in Orlando remain under short-term pressure, primarily due to the increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment.
Operating costs at Gaylord Palms in the three months ended March 31, 2011 increased as compared to the same period in 2010, primarily due to higher variable costs associated with the increase in occupancy and outside-the-room revenues. Selling, general and administrative expenses increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increased incentive compensation expense and increased sales and marketing expenses.

     Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

		Three Months
		Ended March 31,
	2011	2010	%Change
Total revenues	$50,360	$46,871	7.4%
Operating expense data:
Operating costs	26,246	25,032	4.8%
Selling, general and administrative	6,240	5,964	4.6%
Hospitality performance metrics:
Occupancy	72.3%	72.8%	-0.7%
ADR	$190.19	$168.68	12.8%
RevPAR	$137.56	$122.78	12.0%
Total RevPAR	$370.32	$344.67	7.4%
The increase in Gaylord Texan revenue and RevPAR in the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to higher ADR during the 2011 period, largely driven by an increase in group and association business, as well as the impact of the 2011 Super Bowl being held in metropolitan Dallas. The increase in group and association business also led to increases in banquet, catering and other outside-the-room spending at the hotel, which increased the hotel’s Total RevPAR for the period.
Operating costs at Gaylord Texan in the three months ended March 31, 2011, as compared to the same period in 2010, increased primarily due to increased variable operating costs associated with the higher revenue and outside-the-room spending at the hotel. Selling, general and administrative expenses increased slightly during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increased benefit costs and increased credit card fees in the 2011 period.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months
	Ended March 31,
	2011	2010	% Change

Total revenues	$52,354	$57,523	-9.0%
Operating expense data:
Operating costs	34,806	37,486	-7.1%
Selling, general and administrative	7,936	8,370	-5.2%
Hospitality performance metrics:
Occupancy	64.2%	70.5%	-8.9%
ADR	$187.91	$192.50	-2.4%
RevPAR	$120.70	$135.77	-11.1%
Total RevPAR	$291.44	$320.21	-9.0%
Gaylord National revenue and Total RevPAR decreased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of lower occupancy and decreased outside-the-room spending during the 2011 period, primarily due to a decrease in associations and governmental groups. The decrease in governmental groups and their associated ADR was partially driven by the uncertainty surrounding the federal budget, as well as reductions in the federal per diem rate. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during the 2011 period.
Operating costs at Gaylord National decreased in the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to decreased variable operating costs associated with the decrease in occupancy and outside-the-room revenues. Selling, general and administrative expenses decreased slightly during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to a decrease in advertising and promotional expense.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2011	2010	% Change

Total revenues	$11,367	$10,761	5.6%
Operating expense data:
Operating costs	7,269	7,117	2.1%
Selling, general and administrative	3,409	3,047	11.9%
Depreciation and amortization	1,332	1,362	-2.2%

Operating loss (1)	$(643)	$(765)	15.9%

(1)	Opry and Attractions segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
The increase in revenues in the Opry and Attractions segment for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to an increase in revenue at the Grand Ole Opry due to increased attendance.
The slight increase in Opry and Attractions operating costs in the three months ended March 31, 2011, as compared to the same period in 2010, was due primarily to variable costs associated with the increase in attendance. The increase in selling, general and administrative costs in the three months ended March 31, 2011, as compared to the same period in 2010, was due primarily to increased rental expense and increased employee benefit costs.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2011	2010	% Change

Total revenues	$29	$25	16.0%
Operating expense data:
Operating costs	2,844	2,467	15.3%
Selling, general and administrative	8,821	9,597	-8.1%
Depreciation and amortization	2,450	2,490	-1.6%

Operating loss (1)	$(14,086)	$(14,529)	3.0%

(1)	Corporate and Other segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months ended March 31, 2011, as compared to the 2010 period, due primarily to higher employment costs.
Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months ended March 31, 2011, as compared to 2010 period, due primarily to lower consulting costs in the 2011 period, which were partially offset by increased equity compensation and employment costs.
Corporate and Other depreciation and amortization expense remained stable in the three months ended March 31, 2011 as compared with the 2010 period.

Operating Results — Casualty Loss
As a result of the Nashville Flood discussed above, during the three months ended March 31, 2011, casualty loss was comprised of the following (in thousands):

	Three Months Ended March 31, 2011
		Opry and	Corporate
	Hospitality	Attractions	and Other	Total

Site remediation	$(179)	$8	$(41)	$(212)
Non-capitalized repairs of buildings and equipment	—	2	13	15
Other	6	21	169	196

Net casualty loss	$(173)	$31	$141	$(1)

Non-Operating Results Affecting Net Loss
General
The following table summarizes the other factors which affected our net loss for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months
	Ended March 31,
	2011	2010	% Change

Interest expense, net of amounts capitalized	$(20,809)	$(20,115)	-3.5%
Interest income	3,173	3,222	-1.5%
Income (loss) from unconsolidated companies	173	(73)	337.0%
Net gain on extinguishment of debt	—	1,199	-100.0%
Other gains and (losses), net	(191)	(13)	-1369.2%
Benefit (provision) for income taxes	967	(975)	199.2%
Income (loss) from discontinued operations, net of taxes	4	(48)	108.3%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $0.7 million to $20.8 million (net of capitalized interest of $0.1 million) during the three months ended March 31, 2011, as compared to the same period in 2010, due primarily to an increase in interest expense associated with our $1.0 billion credit facility. Cash interest expense increased $0.4 million to $16.6 million in the three months ended March 31, 2011 as compared to the same period in 2010, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts and capitalized interest, increased $0.3 million to $4.2 million in the three months ended March 31, 2011 as compared to the same period in 2010.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.9% and 6.6% for the three months ended March 31, 2011 and 2010, respectively.

Interest Income
Interest income for the three months ended March 31, 2011 and 2010 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.
Income (Loss) from Unconsolidated Companies
We account for our investment in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) under the equity method of accounting. Income (loss) from unconsolidated companies for the three months ended March 31, 2011 and 2010 consisted of equity method income from this investment.
Net Gain on Extinguishment of Debt
During the three months ended March 31, 2010, we repurchased $26.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $25.1 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.2 million as a result of the repurchases.
Other Gains and (Losses)
Other gains and (losses) for the three months ended March 31, 2011 and 2010 primarily consisted of miscellaneous income and expense related to the retirements of fixed assets.
(Benefit) Provision for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following:

	Three Months
	Ended March 31,
	2011	2010
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	2	(45)
Change in treatment of Medicare Part D subsidies	—	(92)
Other	(4)	(16)

Effective tax rate	33%	(118)%

Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the three months ended March 31, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances during each period, resulted in the change to the effective tax rate noted above.

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2011, our net cash flows used in operating activities — continuing operations were $8.0 million, reflecting primarily cash provided by our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, income from unconsolidated companies, and losses on the disposals of certain fixed assets of approximately $32.4 million, offset by unfavorable changes in working capital of approximately $40.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord Texan, Gaylord National and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland, an increase in interest payable, attributable to interest accrued on our convertible senior notes and our 6.75% senior notes, and the receipt of a payment on the interest receivable related to the bonds that were received in connection with the development of Gaylord National.
During the three months ended March 31, 2010, our net cash flows provided by operating activities - continuing operations were $27.6 million, reflecting primarily cash provided by our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, excess tax benefits from stock-based compensation, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the disposals of certain fixed assets of approximately $31.3 million, partially offset by unfavorable changes in working capital of approximately $3.7 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord Texan and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, partially offset by the receipt of a payment on the interest receivable related to the bonds that were received in connection with the development of Gaylord National, an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord Opryland and Gaylord Palms and an increase in interest payable, attributable to interest accrued on our convertible senior notes and our 6.75% senior notes.
Cash Flows From Investing Activities. During the three months ended March 31, 2011, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $37.5 million, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National and $1.6 million in proceeds from the sale of certain fixed assets. Our capital expenditures during the three months ended March 31, 2011 primarily included remaining flood-related projects at Gaylord Opryland, the building of our new resort pool at Gaylord Texan and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.
During the three months ended March 31, 2010, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $7.7 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the three months ended March 31, 2010 primarily included ongoing maintenance capital expenditures for our existing properties.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2011, our net cash flows provided by financing activities were approximately $4.0 million, primarily reflecting $4.1 million in proceeds from the exercise of stock option and purchase plans.

During the three months ended March 31, 2010, our net cash flows used in financing activities were approximately $24.8 million, primarily reflecting the payment of $25.1 million to repurchase portions of our senior notes.
Working Capital
As of March 31, 2011 we had total current assets of $202.5 million and total current liabilities of $224.6 million, which resulted in a working capital deficit of $22.1 million. A significant portion of our current liabilities consist of deferred revenues ($51.9 million at March 31, 2011), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our $1.0 billion credit facility will be sufficient to repay our current liabilities as they become due.
Liquidity
As further described above, we anticipate investing in our operations during 2011 through additional capital expenditures associated with repairing the flood damage and reopening of Gaylord Opryland, the Grand Ole Opry House and the other properties affected by the Nashville Flood and ongoing maintenance of our existing hotel properties. We plan to use our existing cash on hand and cash flow from operations to fund these expenditures. On an ongoing basis, we evaluate potential acquisition opportunities and future development opportunities for hotel properties and have considered expanding our existing hotel properties. We will continue to evaluate these possibilities in light of economic conditions and other factors. We are unable to predict at this time if or when development or acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2011.
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
The $1.0 Billion Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
As of March 31, 2011, $700.0 million of borrowings were outstanding under the $1.0 Billion Credit Facility, and the lending banks had issued $8.2 million of letters of credit under the facility for us, which left $291.8 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
3.75% Convertible Senior Notes. In 2009, we issued $360 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1, and commenced April 1, 2010. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. At March 31, 2011, the first condition permitting conversion had been satisfied and, thus, the Convertible Notes were convertible as of April 1, 2011 through June 30, 2011. At this time, we have received no notices of note holders electing to convert their Convertible Notes. Based on our borrowing capacity under the $1.0 Billion Credit Facility, $251.0 million and $248.2 million of the Convertible Notes has been classified as long-term debt in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. Based on the Company’s March 31, 2011 closing stock price of $34.68, the “if-converted value” of the Convertible Notes exceeds the face amount by $98.2 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described below, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $26.2 million or a 0.8 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $1.0 Billion Credit Facility as of March 31, 2011, we do not expect any liquidity issues should the Convertible Notes be converted.
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
6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “Senior Notes”). The Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In addition, the Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our senior secured credit facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to our other indebtedness.
During the three months ended March 31, 2010, we repurchased $26.5 million in aggregate principal amount of our outstanding Senior Notes for $25.1 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.2 million as a result of the repurchases. We used available cash to finance the purchases and intend to consider additional repurchases of our Senior Notes from time to time depending on market conditions.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Mesa, Arizona.

Off-Balance Sheet Arrangements
As described in Note 13 to our condensed consolidated financial statements included herein, we invested in two unconsolidated entities, one of which owns a hotel located in Hawaii and the other which formerly owned a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.2 million of letters of credit as of March 31, 2011 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of March 31, 2011, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,212,180	$—	$700,000	$512,180	$—
Capital leases	442	184	258	—	—
Construction commitments	36,764	36,764	—	—	—
Operating leases (2)	653,733	6,139	10,578	8,658	628,358
Other	21,806	5,436	11,451	4,919	—

Total contractual obligations	$1,924,925	$48,523	$722,287	$525,757	$628,358

(1)	The long-term debt commitments due in 3-5 years of $512.2 million include $360.0 million of the Convertible Notes, which are currently convertible through June 30, 2011.

(2)	The total operating lease commitments of $653.7 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
The cash obligations in the table above do not include future cash obligations for interest associated with our outstanding long-term debt and capital lease obligations.
Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 12 and Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion related to these obligations.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no newly identified critical accounting policies in the first quarter of 2011 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 included herewith.
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
If LIBOR were to increase by 100 basis points, our annual interest cost on the remaining $200.0 million in borrowings outstanding under our $1.0 Billion Credit Facility as of March 31, 2011 would increase by approximately $2.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2011. As a result, the interest rate market risk implicit in these investments at March 31, 2011, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of March 31, 2011, we held 27 variable to fixed natural gas price swaps with respect to the purchase of 751,565 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to nine months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $4.80 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of March 31, 2011 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of March 31, 2011 would have decreased or increased by $0.3 million.

Risk Related to Changes in Equity Prices
The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines. The Convertible Notes were convertible as of April 1, 2011 through June 30, 2011. At this time, we have received no notices of note holders electing to convert their Convertible Notes. Based on the Company’s March 31, 2011 closing stock price of $34.68, the “if-converted value” of the Convertible Notes exceeds the face amount by $98.2 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $26.2 million or a 0.8 million net share issuance by us, or a combination of cash and stock, at our option.
Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. The convertible note hedge transactions involved us purchasing from four counterparties options to purchase approximately 13.2 million shares of our common stock, subject to anti-dilution adjustments, at a price per share equal to the initial conversion price of the Convertible Notes. Separately we sold warrants to the same counterparties whereby they have the option to purchase approximately 13.2 million shares of our common stock at a price of $32.70 per share. As a result of the convertible note hedge transactions and related warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of March 31, 2011, the value of the investments in the pension fund was $68.2 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.8 million.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1 — January 31, 2011	—	—	—	—
February 1 — February 28, 2011 (1)	307	$34.91	—	—
March 1 — March 31, 2011	—	—	—	—

Total	307	$34.91	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 5. OTHER INFORMATION.
Inapplicable.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: May 6, 2011	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Gaylord Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.