Form 10-Q
period 2011-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2011-08-05
CIK 1040829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2011
Common Stock, $.01 par value	48,401,015 shares

GAYLORD ENTERTAINMENT COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2011

Part I — FINANCIAL INFORMATION
Item 1. — FINANCIAL STATEMENTS.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$236,775	$183,879	$457,513	$398,360

Operating expenses:
Operating costs	132,746	104,746	266,624	235,301
Selling, general and administrative	43,048	36,288	86,126	78,190
Casualty loss	469	31,347	468	31,347
Preopening costs	41	6,240	41	6,240
Depreciation and amortization	29,271	25,951	58,328	53,022

Operating income (loss)	31,200	(20,693)	45,926	(5,740)

Interest expense, net of amounts capitalized	(21,377)	(20,480)	(42,186)	(40,595)
Interest income	3,316	3,286	6,489	6,508
Income from unconsolidated companies	152	190	325	117
Net gain on extinguishment of debt	—	100	—	1,299
Other gains and (losses), net	141	(147)	(50)	(160)

Income (loss) before income taxes and discontinued operations	13,432	(37,744)	10,504	(38,571)

Provision (benefit) for income taxes	4,799	(11,697)	3,832	(10,722)

Income (loss) from continuing operations	8,633	(26,047)	6,672	(27,849)

Income from discontinued operations, net of income taxes	4	3,327	8	3,279

Net income (loss)	$8,637	$(22,720)	$6,680	$(24,570)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.55)	$0.14	$(0.59)
Income from discontinued operations, net of income taxes	0.00	0.07	0.00	0.07

Net income (loss)	$0.18	$(0.48)	$0.14	$(0.52)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.55)	$0.13	$(0.59)
Income from discontinued operations, net of income taxes	0.00	0.07	0.00	0.07

Net income (loss)	$0.17	$(0.48)	$0.13	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$111,363	$124,398
Cash and cash equivalents — restricted	1,150	1,150
Trade receivables, less allowance of $660 and $882, respectively	48,977	31,793
Estimated fair value of derivative assets	—	22
Deferred income taxes	5,934	6,495
Other current assets	47,594	48,992

Total current assets	215,018	212,850

Property and equipment, net of accumulated depreciation	2,197,076	2,201,445
Notes receivable, net of current portion	143,773	142,651
Long-term deferred financing costs	10,007	12,521
Other long-term assets	49,780	51,065
Long-term assets of discontinued operations	408	401

Total assets	$2,616,062	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$190	$58,574
Accounts payable and accrued liabilities	145,110	175,343
Estimated fair value of derivative liabilities	1,749	12,475
Current liabilities of discontinued operations	327	357

Total current liabilities	147,376	246,749

Long-term debt and capital lease obligations, net of current portion	1,165,156	1,100,641
Deferred income taxes	110,238	101,140
Other long-term liabilities	141,290	142,200
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,397 and 48,144 shares issued and outstanding, respectively	484	481
Additional paid-in capital	924,553	916,359
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	152,280	145,600
Accumulated other comprehensive loss	(21,167)	(28,089)

Total stockholders’ equity	1,051,551	1,029,752

Total liabilities and stockholders’ equity	$2,616,062	$2,620,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$6,680	$(24,570)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(8)	(3,279)
Income from unconsolidated companies	(325)	(117)
Loss on assets damaged in flood	—	41,541
Loss on disposals of long-lived assets	40	281
Provision for deferred income taxes	3,076	24,560
Depreciation and amortization	58,328	53,022
Amortization of deferred financing costs	2,635	2,638
Amortization of discount on convertible notes	6,216	5,722
Stock-based compensation expense	4,826	3,534
Net gain on extinguishment of debt	—	(1,299)
Changes in:
Trade receivables	(17,184)	1,257
Interest receivable	1,951	1,663
Insurance proceeds receivable	—	(30,000)
Income tax receivable	—	(26,323)
Accounts payable and accrued liabilities	(22,580)	(7,546)
Other assets and liabilities	(4,005)	5,148

Net cash flows provided by operating activities — continuing operations	39,650	46,232
Net cash flows (used in) provided by operating activities — discontinued operations	(28)	729

Net cash flows provided by operating activities	39,622	46,961

Cash Flows from Investing Activities:
Purchases of property and equipment	(61,413)	(19,855)
Collection of notes receivable	2,465	4,021
Other investing activities	2,183	130

Net cash flows used in investing activities — continuing operations	(56,765)	(15,704)
Net cash flows used in investing activities — discontinued operations	—	(1,422)

Net cash flows used in investing activities	(56,765)	(17,126)

Cash Flows from Financing Activities:
Repurchases of senior notes	—	(26,965)
Proceeds from exercise of stock option and purchase plans	4,193	1,675
Other financing activities, net	(85)	(1,272)

Net cash flows provided by (used in) financing activities — continuing operations	4,108	(26,562)
Net cash flows provided by financing activities — discontinued operations	—	—

Net cash flows provided by (used in) financing activities	4,108	(26,562)

Net change in cash and cash equivalents	(13,035)	3,273
Cash and cash equivalents — unrestricted, beginning of period	124,398	180,029

Cash and cash equivalents — unrestricted, end of period	$111,363	$183,302

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
2. NEWLY ISSUED ACCOUNTING STANDARDS:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Topic 820, “Fair Value Measurements and Disclosures,” to require more detailed disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, including the amounts and reasons for the transfers. Level 3 fair value measurements should present separate information about purchases, sales, issuances and settlements. In addition, this ASU requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, defined as a subset of assets or liabilities within a line item in the statement of financial position, as well as disclosures about the valuation techniques and inputs used to measure fair value in either Level 2 or Level 3. The Company adopted the remaining disclosure requirements of this ASU in the first quarter of 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Topic 820, “Fair Value Measurements,” to clarify existing guidance and to require more detailed disclosures relating to Level 3 fair value measurements. In addition, this ASU requires that a reporting entity should provide the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. The Company will adopt this ASU in the first quarter of 2012 and does not expect this adoption to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company will adopt this ASU in the first quarter of 2012 and does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

3. NASHVILLE FLOOD:
As more fully discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Substantially all of the affected properties reopened in the second half of 2010; however, the Company will continue to have various flood-related expenses during 2011 as it completes the remaining flood-related projects. The Company has segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations.
Casualty Loss
Casualty loss in the accompanying condensed consolidated statements of operations for the respective periods was comprised of the following (in thousands):

	Three Months Ended June 30, 2011
	Hospitality	Opry and Attractions	Corporate and Other	Total

Site remediation	$—	$277	$—	$277
Non-capitalized repairs of buildings and equipment	—	2	—	2
Other	—	31	159	190

Net casualty loss	$—	$310	$159	$469

	Six Months Ended June 30, 2011
	Hospitality	Opry and Attractions	Corporate and Other	Total

Site remediation	$(179)	$285	$(41)	$65
Non-capitalized repairs of buildings and equipment	—	4	13	17
Other	6	52	328	386

Net casualty loss	$(173)	$341	$300	$468

	Three Months and Six Months Ended June 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total

Site remediation	$11,924	$2,391	$562	$—	$14,877
Impairment of property and equipment	30,244	5,163	6,134	—	41,541
Other asset write-offs	1,846	1,106	—	—	2,952
Non-capitalized repairs of buildings and equipment	1,406	1,494	66	—	2,966
Continuing costs during shut-down period	15,957	2,194	629	—	18,780
Other	117	77	37	—	231
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$61,494	$12,425	$7,428	$(50,000)	$31,347

All costs directly related to remediating the affected properties are included in casualty loss. Lost profits from the interruption of the various businesses are not reflected in the above tables.

Preopening Costs
The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, the Company incurred costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred from June 10, 2010 (the date at which the Company determined that the remediation was substantially complete) through the date of reopening, as preopening costs in the accompanying condensed consolidated statement of operations.
4. DISCONTINUED OPERATIONS:
During the second quarter of 2010, in a continued effort to focus on its core Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its Corporate Magic business. On June 1, 2010, the Company completed the sale of Corporate Magic through the transfer of all of its equity interests in Corporate Magic, Inc. in exchange for a note receivable which was recorded at its fair value of $0.4 million. During the three months and six months ended June 30, 2010, the Company recognized a pretax gain of $0.6 million related to the sale of Corporate Magic, as well as a permanent tax benefit of $3.2 million related to the sale.
5. INCOME PER SHARE:
The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	48,370	47,098	48,296	47,055
Effect of dilutive stock-based compensation	723	—	783	—
Effect of convertible notes	1,851	—	2,494	—
Effect of common stock warrants	—	—	350	—

Weighted average shares outstanding — assuming dilution	50,944	47,098	51,923	47,055

For the three months and six months ended June 30, 2010, the effect of dilutive stock-based compensation awards was the equivalent of approximately 569,000 and 484,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months and six months ended June 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 960,000 and 2,012,000 shares of common stock as of June 30, 2011 and 2010, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.
The Company had stock-based compensation awards outstanding with respect to approximately 955,000 and 2,293,000 shares of common stock as of June 30, 2011 and 2010, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed in Note 9, and more fully in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, in 2009 the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended June 30, 2010 was the equivalent of approximately 257,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended June 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.
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
6. COMPREHENSIVE INCOME (LOSS):
Comprehensive income (loss) is as follows for the respective periods (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net income (loss)	$8,637	$(22,720)
Unrealized (loss) gain on natural gas swaps, net of deferred taxes of $(20) and $105	(36)	162
Unrealized gain on interest rate swaps, net of deferred taxes of $1,982 and $1,577	3,549	2,758
Other	—	(32)

Comprehensive income (loss)	$12,150	$(19,832)

	Six Months Ended
	June 30,
	2011	2010
Net income (loss)	$6,680	$(24,570)
Unrealized gain (loss) on natural gas swaps, net of deferred taxes of $2 and $0	4	(4)
Unrealized gain on interest rate swaps, net of deferred taxes of $3,818 and $2,029	6,880	3,570
Other	38	(44)

Comprehensive income (loss)	$13,602	$(21,048)

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the six months ended June 30, 2011 is as follows (in thousands):

	Interest Rate	Natural Gas	Total
	Derivatives	Derivatives	Derivatives

Balance at December 31, 2010	$(7,860)	$(145)	$(8,005)
2011 changes in fair value, net of deferred taxes	6,880	4	6,884
Reclassification to earnings	—	—	—

Balance at June 30, 2011	$(980)	$(141)	$(1,121)

7. PROPERTY AND EQUIPMENT:
Property and equipment of continuing operations at June 30, 2011 and December 31, 2010 is recorded at cost and summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
Land and land improvements	$221,444	$214,989
Buildings	2,259,109	2,241,813
Furniture, fixtures and equipment	510,674	482,011
Construction in progress	48,005	51,843

	3,039,232	2,990,656
Accumulated depreciation	(842,156)	(789,211)

Property and equipment, net	$2,197,076	$2,201,445

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
During the three months ended June 30, 2011 and 2010, the Company recorded interest income of $3.2 million on these bonds, which included in each period $3.1 million of interest that accrued on the bonds and $0.1 million related to amortization of the discount on the bonds.
During the six months ended June 30, 2011 and 2010, the Company recorded interest income of $6.3 million and $6.4 million, respectively, on these bonds, which included in each period $6.2 million of interest that accrued on the bonds and $0.1 million related to amortization of the discount on the bonds. The Company received payments of $10.7 million and $11.8 million during the six months ended June 30, 2011 and 2010, respectively, relating to these notes receivable.

9. DEBT:
The Company’s debt and capital lease obligations related to continuing operations at June 30, 2011 and December 31, 2010 consisted of (in thousands):

	June 30,	December 31,
	2011	2010
$1.0 Billion Credit Facility, interest at 3-month LIBOR plus 2.50% or bank’s base rate plus 0.50%, maturing July 25, 2012	$700,000	$700,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $47,233 and $53,449	312,767	306,551
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	399	484

Total debt	1,165,346	1,159,215
Less amounts due within one year	(190)	(58,574)

Total long-term debt	$1,165,156	$1,100,641

The above decrease in amounts due within one year results from the Convertible Notes meeting a condition for convertibility as of December 31, 2010, but not as of June 30, 2011. As of June 30, 2011, the Company was in compliance with all of its covenants related to its debt.
As further discussed in Note 17, on August 1, 2011, the Company refinanced its $1.0 billion credit facility.
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
The interest rate swap agreement utilized by the Company at June 30, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives match the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.
The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At June 30, 2011, the Company had 18 variable to fixed natural gas price swap contracts that mature from July 2011 to December 2011 with an aggregate notional amount of approximately 515,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.
During 2010, the Company entered into natural gas price swap contracts to manage the price risk associated with a portion of the forecasted purchases of natural gas to be used at Gaylord Opryland. As a result of the Nashville Flood discussed above, the majority of these purchases were not going to be made while the hotel was closed. During June 2010, the Company terminated the contracts for that period and recorded the resulting gains in other gains and losses in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2010.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
		December 31,		December 31,
	June 30, 2011	2010	June 30, 2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$1,529	$12,227
Natural gas swaps	—	22	220	248

Total derivatives designated as hedging instruments	$—	$22	$1,749	$12,475

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss)
	Recognized in OCI on Derivative			Amount Reclassified from
Derivatives in	(Effective Portion)			Accumulated OCI into Income
Cash Flow	Three Months	Three Months		Three Months	Three Months
Hedging	Ended June	Ended June	Location of Amount Reclassified from	Ended June	Ended June
Relationships	30, 2011	30, 2010	Accumulated OCI into Income	30, 2011	30, 2010
Interest rate swaps	$5,531	$4,334	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(56)	177	Other gains (losses), net	—	(89)

Total	$5,475	$4,511	Total	$—	$(89)

	Amount of Gain (Loss)
	Recognized in OCI on Derivative			Amount Reclassified from
Derivatives in	(Effective Portion)			Accumulated OCI into Income
Cash Flow	Six Months	Six Months		Six Months	Six Months
Hedging	Ended June	Ended June	Location of Amount Reclassified from	Ended June	Ended June
Relationships	30, 2011	30, 2010	Accumulated OCI into Income	30, 2011	30, 2011
Interest rate swaps	$10,698	$5,598	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	6	(93)	Other gains (losses), net	—	(89)

Total	$10,704	$5,505	Total	$—	$(89)

Derivatives Not		Amount of Loss Recognized in Income on Derivative
Designated as		Three Months	Three Months	Six Months	Six Months
Hedging	Location of Loss Recognized in Income on	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Instruments	Derivatives	2011	2010	2011	2010
Natural gas swaps	Other gains and (losses), net	$—	$202	$—	$202
11. STOCK PLANS:
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
During the six months ended June 30, 2011, the Company granted 186,470 Restricted Stock Awards with time-

based vesting and a weighted-average grant-date fair value of $34.02 per award. Additionally, the Company granted 67,400 Restricted Stock Awards to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company will not begin recognizing compensation cost for these awards until the fourth quarter of 2012 when the 2013 budget is approved and the key terms and conditions of the awards will be deemed to be established and a grant date will have occurred.
At June 30, 2011 and December 31, 2010, Restricted Stock Awards of 622,050 and 471,894 shares, respectively, were outstanding.
The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.5 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, and $4.8 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively.
12. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:
Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$1,209	$1,188	$2,417	$2,376
Expected return on plan assets	(1,334)	(1,197)	(2,667)	(2,394)
Amortization of net actuarial loss	619	519	1,238	1,038

Total net periodic pension expense	$494	$510	$988	$1,020

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$15	$17	$29	$34
Interest cost	257	243	515	487
Amortization of net gain	—	(3)	—	(6)
Amortization of curtailment gain	(61)	(61)	(122)	(122)

Total net postretirement benefit expense	$211	$196	$422	$393

13. INCOME TAXES:
The Company’s effective tax rate as applied to pre-tax income (loss) was 36% and 31% for the three months ended June 30, 2011 and 2010, respectively. The Company’s increased effective tax rate during the 2011 period was due primarily to changes in federal and state valuation allowances in each period.
The Company’s effective tax rate as applied to pre-tax income (loss) was 36% and 28% for the six months ended June 30, 2011 and 2010, respectively. Under the Patient Protection and Affordable Care Act, which became law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, the Company and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a Federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree health care liabilities and related subsidies were already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements during the period the law was enacted. As a result, the Company recorded a one-time, non-cash tax charge of $0.8 million during the six months ended June 30, 2010 to reflect the impact of this change. This charge, as well as changes in the Company’s valuation allowances during each period, resulted in the change to the effective tax rate noted above.
As of June 30, 2011 and December 31, 2010, the Company had $16.0 million and $19.0 million of unrecognized tax benefits, respectively, of which $9.0 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $14.1 million, mainly due to the expiration of various statutes of limitations. As of June 30, 2011 and December 31, 2010, the Company had accrued $2.0 million and $1.9 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.
14. COMMITMENTS AND CONTINGENCIES:
On June 21, 2011, the Company announced its plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and will be funded by the Company, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between the Company and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by the Company’s board of directors. The Company expects to break ground on construction in mid-to-late 2012 and expects the resort to be open for business in mid-to-late 2015. At this time, the Company has not made any material financial commitments in connection with this development.
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
Through joint venture arrangements with two private real estate funds managed by DB Real Estate Opportunities Group, the Company previously invested in minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of June 30, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.
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
In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the National Hockey League (NHL). This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of June 30, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.
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
As of June 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to interest rates and natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.
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
The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, were as follows (in thousands):

		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$13,422	$13,422	$—	$—

Total assets measured at fair value	$13,422	$13,422	$—	$—

Variable to fixed natural gas swaps, net	$220	$—	$220	$—
Variable to fixed interest rate swaps	1,529	—	1,529	—

Total liabilities measured at fair value	$1,749	$—	$1,749	$—

The remainder of the assets and liabilities held by the Company at June 30, 2011 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.
As further discussed in Note 8, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $130.4 million as of June 30, 2011. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $162 million as of June 30, 2011.
As shown in Note 9, at June 30, 2011, the Company had $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility that accrue interest at a rate of LIBOR plus 2.50%. Because the margin of 2.50% is fixed, the carrying value of borrowings outstanding do not approximate fair value. The fair value of the $700.0 million in borrowings outstanding under the $1.0 Billion Credit Facility, based upon the present value of cash flows discounted at current market interest rates, was approximately $682 million as of June 30, 2011.
As more fully discussed in Note 9, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on June 30, 2011 was $312.8 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $334 million as of June 30, 2011.
As shown in Note 9, the Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, was $152.9 million as of June 30, 2011.
The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.
16. FINANCIAL REPORTING BY BUSINESS SEGMENTS:
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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Hospitality	$218,173	$172,920	$427,515	$376,615
Opry and Attractions	18,569	10,930	29,936	21,691
Corporate and Other	33	29	62	54

Total	$236,775	$183,879	$457,513	$398,360

Depreciation and amortization:
Hospitality	$25,291	$22,443	$50,566	$45,662
Opry and Attractions	1,340	1,058	2,672	2,420
Corporate and Other	2,640	2,450	5,090	4,940

Total	$29,271	$25,951	$58,328	$53,022

Operating income (loss):
Hospitality	$41,713	$30,009	$71,167	$60,255
Opry and Attractions	3,866	1,018	3,223	254
Corporate and Other	(13,869)	(14,133)	(27,955)	(28,662)
Casualty loss	(469)	(31,347)	(468)	(31,347)
Preopening costs	(41)	(6,240)	(41)	(6,240)

Total operating income (loss)	31,200	(20,693)	45,926	(5,740)
Interest expense, net of amounts capitalized	(21,377)	(20,480)	(42,186)	(40,595)
Interest income	3,316	3,286	6,489	6,508
Income from unconsolidated companies	152	190	325	117
Net gain on extinguishment of debt	—	100	—	1,299
Other gains and (losses), net	141	(147)	(50)	(160)

Income (loss) before income taxes and discontinued operations	$13,432	$(37,744)	$10,504	$(38,571)

17. SUBSEQUENT EVENTS:
On August 1, 2011, the Company refinanced the $1.0 Billion Credit Facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 Million Credit Facility”). The $925 Million Credit Facility consists of a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 Million Credit Facility matures on August 1, 2015 and will initially bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. The purpose of the $925 Million Credit Facility is for working capital, capital expenditures, and other corporate purposes. As of June 30, 2011, the Company had $3.7 million in deferred financing costs associated with the $1.0 Billion Credit Facility, a portion of which will be written off during the third quarter of 2011 as a result of the refinancing.

18. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
Not all of the Company’s subsidiaries have guaranteed the Company’s Convertible Notes and the Senior Notes. The Company’s Convertible Notes and Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s significant active domestic subsidiaries (the “Guarantors”). Certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s Convertible Notes and Senior Notes.
The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.
GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,461	$236,770	$—	$(1,456)	$236,775
Operating expenses:
Operating costs	—	132,746	—		132,746
Selling, general and administrative	4,050	38,998	—	—	43,048
Casualty loss	48	421	—	—	469
Preopening costs	—	41	—	—	41
Management fees	—	1,456	—	(1,456)	—
Depreciation and amortization	1,002	28,269	—	—	29,271

Operating (loss) income	(3,639)	34,839	—	—	31,200
Interest expense, net of amounts capitalized	(21,447)	(30,542)	(101)	30,713	(21,377)
Interest income	26,247	3,860	3,922	(30,713)	3,316
Income from unconsolidated companies	—	152	—	—	152
Other gains and (losses), net	—	141	—	—	141

Income before income taxes	1,161	8,450	3,821	—	13,432
Provision for income taxes	(365)	(3,290)	(1,144)	—	(4,799)
Equity in subsidiaries’ earnings, net	7,841	—	—	(7,841)	—

Income from continuing operations	8,637	5,160	2,677	(7,841)	8,633
Income from discontinued operations, net of taxes	—	—	4	—	4

Net income	$8,637	$5,160	$2,681	$(7,841)	$8,637

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,682	$183,872	$—	$(1,675)	$183,879
Operating expenses:
Operating costs	—	104,746	—	—	104,746
Selling, general and administrative	4,366	31,922	—	—	36,288
Casualty loss	3,800	27,547	—	—	31,347
Preopening costs	—	6,240	—	—	6,240
Management fees	—	1,675	—	(1,675)	—
Depreciation and amortization	1,171	24,780	—	—	25,951

Operating loss	(7,655)	(13,038)	—	—	(20,693)
Interest expense, net of amounts capitalized	(20,789)	(29,131)	(155)	29,595	(20,480)
Interest income	24,143	5,015	3,723	(29,595)	3,286
Income from unconsolidated companies	—	190	—	—	190
Net gain on extinguishment of debt	100	—	—	—	100
Other gains and (losses), net	1	(148)	—	—	(147)

(Loss) income before income taxes	(4,200)	(37,112)	3,568	—	(37,744)
Benefit (provision) for income taxes	1,436	11,013	(752)	—	11,697
Equity in subsidiaries’ losses, net	(19,956)	—	—	19,956	—

(Loss) income from continuing operations	(22,720)	(26,099)	2,816	19,956	(26,047)
Income from discontinued operations, net of taxes	—	34	3,293	—	3,327

Net (loss) income	$(22,720)	$(26,065)	$6,109	$19,956	$(22,720)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,936	$457,529	$—	$(2,952)	$457,513
Operating expenses:
Operating costs	—	266,652	—	(28)	266,624
Selling, general and administrative	8,342	77,784	—	—	86,126
Casualty loss	48	420	—	—	468
Preopening costs	—	41	—	—	41
Management fees	—	2,924	—	(2,924)	—
Depreciation and amortization	2,029	56,299	—	—	58,328

Operating (loss) income	(7,483)	53,409	—	—	45,926
Interest expense, net of amounts capitalized	(42,521)	(60,526)	(200)	61,061	(42,186)
Interest income	52,074	7,725	7,751	(61,061)	6,489
Income from unconsolidated companies	—	325	—	—	325
Other gains and (losses), net	—	(50)	—	—	(50)

Income before income taxes	2,070	883	7,551	—	10,504
Provision for income taxes	(840)	(399)	(2,593)	—	(3,832)
Equity in subsidiaries’ earnings, net	5,450	—	—	(5,450)	—

Income from continuing operations	6,680	484	4,958	(5,450)	6,672
Income (loss) from discontinued operations, net of taxes	—	22	(14)	—	8

Net income	$6,680	$506	$4,944	$(5,450)	$6,680

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$3,274	$398,395	$—	$(3,309)	$398,360
Operating expenses:
Operating costs	—	235,311	—	(10)	235,301
Selling, general and administrative	9,700	68,527	—	(37)	78,190
Casualty loss	3,800	27,547	—	—	31,347
Preopening costs	—	6,240	—	—	6,240
Management fees	—	3,262	—	(3,262)	—
Depreciation and amortization	2,455	50,567	—	—	53,022

Operating (loss) income	(12,681)	6,941	—	—	(5,740)
Interest expense, net of amounts capitalized	(41,254)	(58,070)	(155)	58,884	(40,595)
Interest income	48,211	9,823	7,358	(58,884)	6,508
Income from unconsolidated companies	—	117	—	—	117
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses), net	4	(164)	—	—	(160)

(Loss) income before income taxes	(4,421)	(41,353)	7,203	—	(38,571)
Benefit (provision) for income taxes	780	12,485	(2,543)	—	10,722
Equity in subsidiaries’ losses, net	(20,929)	—	—	20,929	—

(Loss) income from continuing operations	(24,570)	(28,868)	4,660	20,929	(27,849)
Income from discontinued operations, net of taxes	—	34	3,245	—	3,279

Net (loss) income	$(24,570)	$(28,834)	$7,905	$20,929	$(24,570)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$107,310	$4,053	$—	$—	$111,363
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	48,977	—	—	48,977
Deferred income taxes	168	5,086	680	—	5,934
Other current assets	4,111	43,609	—	(126)	47,594
Intercompany receivables, net	1,768,661	—	294,444	(2,063,105)	—

Total current assets	1,881,400	101,725	295,124	(2,063,231)	215,018

Property and equipment, net of accumulated depreciation	39,623	2,157,453	—	—	2,197,076
Notes receivable, net of current portion	—	143,773	—	—	143,773
Long-term deferred financing costs	10,007	—	—	—	10,007
Other long-term assets	661,272	359,897	—	(971,389)	49,780
Long-term assets of discontinued operations	—	—	408	—	408

Total assets	$2,592,302	$2,762,848	$295,532	$(3,034,620)	$2,616,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$190	$—	$—	$190
Accounts payable and accrued liabilities	12,468	133,063	—	(421)	145,110
Estimated fair value of derivative liabilities	1,749	—	—	—	1,749
Intercompany payables, net	—	1,976,326	86,779	(2,063,105)	—
Current liabilities of discontinued operations	—	—	327	—	327

Total current liabilities	14,217	2,109,579	87,106	(2,063,526)	147,376
Long-term debt and capital lease obligations, net of current portion	1,164,947	209	—	—	1,165,156
Deferred income taxes	(21,559)	132,026	(229)	—	110,238
Other long-term liabilities	58,152	82,843	—	295	141,290
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	924,553	1,081,063	(40,127)	(1,040,936)	924,553
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	477,274	(645,260)	248,330	71,936	152,280
Other stockholders’ equity	(21,167)	—	—	—	(21,167)

Total stockholders’ equity	1,376,545	438,191	208,204	(971,389)	1,051,551

Total liabilities and stockholders’ equity	$2,592,302	$2,762,848	$295,532	$(3,034,620)	$2,616,062

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(12,553)	$52,137	$66	$—	$39,650
Net cash provided by (used in) discontinued operating activities	—	38	(66)	—	(28)

Net cash (used in) provided by operating activities	(12,553)	52,175	—	—	39,622

Purchases of property and equipment	(2,247)	(59,166)	—	—	(61,413)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	4	2,179	—	—	2,183

Net cash used in investing activities — continuing operations	(2,243)	(54,522)	—	—	(56,765)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(2,243)	(54,522)	—	—	(56,765)

Proceeds from exercise of stock option and purchase plans	4,193	—	—	—	4,193
Other financing activities, net	—	(85)	—	—	(85)

Net cash provided by (used in) financing activities — continuing operations	4,193	(85)	—	—	4,108
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,193	(85)	—	—	4,108

Net change in cash and cash equivalents	(10,603)	(2,432)	—	—	(13,035)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$107,310	$4,053	$—	$—	$111,363

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$26,351	$19,143	$738	$—	$46,232
Net cash provided by discontinued operating activities	—	45	684	—	729

Net cash provided by operating activities	26,351	19,188	1,422	—	46,961

Purchases of property and equipment	(1,540)	(18,315)	—	—	(19,855)
Collection of notes receivable	—	4,021	—	—	4,021
Other investing activities	—	130	—	—	130

Net cash used in investing activities — continuing operations	(1,540)	(14,164)	—	—	(15,704)
Net cash used investing activities — discontinued operations	—	—	(1,422)	—	(1,422)

Net cash used in investing activities	(1,540)	(14,164)	(1,422)	—	(17,126)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	1,675	—	—	—	1,675
Other financing activities, net	—	(1,272)	—	—	(1,272)

Net cash used in financing activities — continuing operations	(25,290)	(1,272)	—	—	(26,562)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(25,290)	(1,272)	—	—	(26,562)

Net change in cash and cash equivalents	(479)	3,752	—	—	3,273
Cash and cash equivalents at beginning of period	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of period	$175,392	$7,910	$—	$—	$183,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overall Outlook
Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels, and increases in groups not fulfilling the minimum number of room nights originally contracted for, or rooms attrition. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel as compared to the 2008 and 2009 levels, as well as growth in outside-the-room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 and 2010 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. Although we continue to see pressure on rates for bookings that will travel in the shorter-term, in 2010 and thus far in 2011, we have experienced solid booking levels in future periods, as well as improvements in pricing for those bookings. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. While we continue to focus our marketing efforts on booking rooms in 2011, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.
See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.
Nashville Flood
As more fully discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC, on May 3, 2010, the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Grand Ole Opry, certain of our Nashville-based attractions, and certain of our corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Gaylord Opryland reopened November 15, 2010. While the Grand Ole Opry continued its schedule at alternative venues, including our Ryman Auditorium, the Grand Ole Opry House reopened September 28, 2010. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July 2010, and the majority of the affected corporate offices reopened during November 2010. Gross total remediation and rebuilding costs are at the low end of the projected $215-$225 million range, including approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland. In addition, preopening costs came in under the projected $57-$62 million range. These costs included the initial eight-week carrying period for all labor at the hotel as well as the labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration, as well as the labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening. In addition, in 2010 we incurred a non-cash write-off of $45.0 million associated with the impairment of certain assets as a result of sustained flood damage. While certain flood-related projects remain to be completed in 2011, we anticipate that net of tax refunds of $36.5 million, insurance proceeds of $50.0 million, and the cost of projects slated for the property prior to the flood, the net cash impact of the flood in 2010 and 2011 will be approximately $150 million.
In addition, we have initiated an approximate $12 million enhancement to our existing Nashville flood protection system in an effort to provide 500-year flood protection for Gaylord Opryland, as well as an approximate $5 million enhancement to provide the same protection for the Grand Ole Opry House. We have worked with engineers to design the enhancements to be aesthetically pleasing and sensitive to adjacent property owners. It is anticipated that both projects will be completed by mid-to-late 2012.
Development Update
On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and will be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in mid-to-late 2012 and expect the resort to be open for business in mid-to-late 2015. At this time, we have not made any material financial commitments in connection with this development.
Our investments in 2010 and the first half of 2011 consisted primarily of capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, a new resort pool at Gaylord Texan, and ongoing maintenance capital expenditures for our existing properties. Our investments in the remainder of 2011 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties; a rooms renovation, a new restaurant and new resort pool at Gaylord Palms; design and architectural plans for our planned resort and convention center in Aurora, Colorado; and potentially, development or acquisition projects that have not yet been determined.
As described in Note 14 to our condensed consolidated financial statements for the three months and six months ended June 30, 2011 and 2010 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.
We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion at Gaylord Opryland. We have made no material financial commitments to construct expansions of our current facilities or to build new facilities. We are closely monitoring the condition of the economy and the availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.
Refinancing of our Credit Facility
As further described below in “Liquidity and Capital Resources — Principal Debt Agreements,” on August 1, 2011, we refinanced our $1.0 billion credit facility by entering into a $925 million senior secured credit facility.
Our Current Operations
Our ongoing operations are organized into three principal business segments:
•	Hospitality, consisting of our Gaylord Opryland, our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”), as well as our interest in a joint venture.
•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.
•	Corporate and Other, consisting of our corporate expenses.
For the three months and six months ended June 30, 2011 and 2010, our total revenues were divided among these business segments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Segment	2011	2010	2011	2010
Hospitality	92.2%	94.0%	93.5%	94.5%
Opry and Attractions	7.8%	6.0%	6.5%	5.5%
Corporate and Other	0.0%	0.0%	0.0%	0.0%
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

In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships. As part of this strategy, on April 27, 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance, we will offer leisure experiences featuring DreamWorks characters for our guests at all of our resort properties beginning in November 2011.
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

Selected Financial Information
The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2011 and 2010. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months ended June 30,				Six Months ended June 30,
	2011	%	2010	%	2011	%	2010	%
Income Statement Data:
REVENUES:
Hospitality	$218,173	92.1%	$172,920	94.0%	$427,515	93.4%	$376,615	94.5%
Opry and Attractions	18,569	7.8%	10,930	5.9%	29,936	6.5%	21,691	5.4%
Corporate and Other	33	0.0%	29	0.0%	62	0.0%	54	0.0%

Total revenues	236,775	100.0%	183,879	100.0%	457,513	100.0%	398,360	100.0%

OPERATING EXPENSES:
Operating costs	132,746	56.1%	104,746	57.0%	266,624	58.3%	235,301	59.1%
Selling, general and administrative	43,048	18.2%	36,288	19.7%	86,126	18.8%	78,190	19.6%
Casualty loss	469	0.2%	31,347	17.0%	468	0.1%	31,347	7.9%
Preopening costs	41	0.0%	6,240	3.4%	41	0.0%	6,240	1.6%
Depreciation and amortization:
Hospitality	25,291	10.7%	22,443	12.2%	50,566	11.1%	45,662	11.5%
Opry and Attractions	1,340	0.6%	1,058	0.6%	2,672	0.6%	2,420	0.6%
Corporate and Other	2,640	1.1%	2,450	1.3%	5,090	1.1%	4,940	1.2%

Total depreciation and amortization	29,271	12.4%	25,951	14.1%	58,328	12.7%	53,022	13.3%

Total operating expenses	205,575	86.8%	204,572	111.3%	411,587	90.0%	404,100	101.4%

OPERATING INCOME (LOSS):
Hospitality	41,713	19.1%	30,009	17.4%	71,167	16.6%	60,255	16.0%
Opry and Attractions	3,866	20.8%	1,018	9.3%	3,223	10.8%	254	1.2%
Corporate and Other	(13,869)	(A )	(14,133)	(A )	(27,955)	(A )	(28,662)	(A )
Casualty loss	(469)	(B )	(31,347)	(B )	(468)	(B )	(31,347)	(B )
Preopening costs	(41)	(B )	(6,240)	(B )	(41)	(B )	(6,240)	(B )

Total operating income (loss)	31,200	13.2%	(20,693)	-11.3%	45,926	10.0%	(5,740)	-1.4%
Interest expense, net of amounts capitalized	(21,377)	(B )	(20,480)	(B )	(42,186)	(B )	(40,595)	(B )
Interest income	3,316	(B )	3,286	(B )	6,489	(B )	6,508	(B )
Income from unconsolidated companies	152	(B )	190	(B )	325	(B )	117	(B )
Net gain on extinguishment of debt	—	(B )	100	(B )	—	(B )	1,299	(B )
Other gains and (losses), net	141	(B )	(147)	(B )	(50)	(B )	(160)	(B )
(Provision) benefit for income taxes	(4,799)	(B )	11,697	(B )	(3,832)	(B )	10,722	(B )
Income from discontinued operations, net	4	(B )	3,327	(B )	8	(B )	3,279	(B )

Net income (loss)	$8,637	(B )	$(22,720)	(B )	$6,680	(B )	$(24,570)	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results
Results
The following table summarizes our financial results for the three months and six months ended June 30, 2011 and 2010 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$236,775	$183,879	28.8%	$457,513	$398,360	14.8%
Total operating expenses	205,575	204,572	0.5%	411,587	404,100	1.9%
Operating income (loss)	31,200	(20,693)	250.8%	45,926	(5,740)	900.1%
Net income (loss)	8,637	(22,720)	138.0%	6,680	(24,570)	127.2%
Net income (loss) per share — fully diluted	0.17	(0.48)	135.4%	0.13	(0.52)	125.0%
Total Revenues
The increase in our total revenues for the three months ended June 30, 2011, as compared to the same period in 2010, is attributable to an increase in our Hospitality segment revenues of $45.3 million for the 2011 period and an increase in our Opry and Attractions segment revenue of $7.6 million for the 2011 period, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to a $52.1 million increase in revenues at Gaylord Opryland primarily as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by a $6.8 million decrease at our other hotel properties. Total Hospitality revenues in the 2011 period include $2.9 million in attrition and cancellation fee collections, a $0.5 million increase from the 2010 period.
The increase in our total revenues for the six months ended June 30, 2011, as compared to the same period in 2010, is attributable to an increase in our Hospitality segment revenues of $50.9 million for the 2011 period and an increase in our Opry and Attractions segment revenue of $8.2 million for the 2011 period, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to a $57.7 million increase in revenues at Gaylord Opryland primarily as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by a $6.8 million decrease at our other hotel properties. Total Hospitality revenues in the 2011 period include $4.5 million in attrition and cancellation fee collections, a $0.9 million decrease from the 2010 period.
Total Operating Expenses
The increase in our total operating expenses for the three months ended June 30, 2011, as compared to the same period in 2010, is primarily due to increases of $34.3 million and $4.8 million at Gaylord Opryland and our Opry and Attractions segment, respectively, as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by the 2010 period including $31.3 million in net casualty loss and $6.2 million in preopening costs associated with the Nashville Flood.
The increase in our total operating expenses for the six months ended June 30, 2011, as compared to the same period in 2010, is primarily due to increases of $40.9 million and $5.3 million at Gaylord Opryland and our Opry and Attraction segment, respectively, as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by the 2010 period including $31.3 million in net casualty loss and $6.2 million in preopening costs associated with the Nashville Flood.

Net Income (Loss)
Our net income of $8.6 million for the three months ended June 30, 2011, as compared to a net loss of $22.7 million for the same period in 2010, was due primarily to the increase in our operating income described above, partially offset by the following factors:
•	A provision for income taxes of $4.8 million during the 2011 period, as compared to a benefit for income taxes of $11.7 million in the same period in 2010, described more fully below.
•	A $3.3 million decrease in our income from discontinued operations for the 2011 period, as compared to the same period in 2010, due primarily to the gain on the sale, and the related income tax benefit, of our Corporate Magic business in 2010, described more fully below.
Our net income of $6.7 million for the six months ended June 30, 2011, as compared to a net loss of $24.6 million for the same period in 2010, was due primarily to the increase in our operating income described above, partially offset by the following factors:
•	A provision for income taxes of $3.8 million during the 2011 period, as compared to a benefit for income taxes of $10.7 million in the same period in 2010, described more fully below.
•	A $3.3 million decrease in our income from discontinued operations for the 2011 period, as compared to the same period in 2010, due primarily to the gain on the sale, and the related income tax benefit, of our Corporate Magic business in 2010, described more fully below.
•	The 2010 period including a $1.3 million net gain on the extinguishment of debt relating to the repurchase of a portion of our 6.75% senior notes which did not recur in 2011, described more fully below.
Factors and Trends Contributing to Operating Performance
The most important factors and trends contributing to our operating performance during the periods described herein were:
•	The Nashville Flood during the 2010 periods, specifically, $31.3 million in net casualty loss and $6.2 million in preopening costs incurred in the three months and six months ended June 30, 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuild costs.
•	Increased occupancy levels at Gaylord Opryland (an increase of 3.9 percentage points of occupancy and 7.2 points of occupancy for the three months and six months ended June 30, 2011, respectively, as compared to the period that the hotel was open during the same periods in 2010), resulting from increased levels of group business during the periods, and increased outside-the-room spending at Gaylord Opryland (an increase of 24.5% and 20.8% for the three months and six months ended June 30, 2011, respectively, as compared to the period that the hotel was open during the same periods in 2010), due primarily to increased banquet spending by group business. These factors resulted in increased RevPAR and increased Total RevPAR at Gaylord Opryland for the three months and six months ended June 30, 2011, as compared to the period that the hotel was open during the same periods in 2010.
•	Decreased occupancy levels at Gaylord National (a decrease of 7.3 percentage points of occupancy and 6.8 points of occupancy for the three months and six months ended June 30, 2011, respectively, as compared to the same periods in 2010), primarily due to a decrease is associations and governmental groups. The decrease in governmental groups is partially driven by the uncertainty surrounding the U.S.

government budget, as well as reductions in the federal per diem rate. The decrease in associations and governmental groups also led to decreased outside-the-room spending at Gaylord National (a decrease of 9.2% and 8.4% for the three months and six months ended June 30, 2011, respectively, as compared to the same periods in 2010).
•	Decreased attrition and cancellation levels for the three months and six months ended June 30, 2011, as compared to the same periods in 2010, which increased our revenue, operating income, RevPAR and Total RevPAR. Attrition at our hotels other than Gaylord Opryland for the three months and six months ended June 30, 2011 was 12.4% and 11.1% of bookings, respectively, compared to 12.5% and 11.9%, respectively, for the same periods in 2010. Cancellations at our hotels other than Gaylord Opryland for the three months and six months ended June 30, 2011 decreased 19.7% and 23.4%, respectively, as compared to the same periods in 2010. Attrition at Gaylord Opryland for the three months and six months ended June 30, 2011, was 6.7% and 3.0% of bookings, respectively, compared to 12.5% and 10.2%, respectively, for the 2010 periods that the hotel was open. In the three months and six months ended June 30, 2010 Gaylord Opryland experienced approximately 283,000 cancellations due to the closure of the property.
Operating Results — Detailed Segment Financial Information
Hospitality Segment
     Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2011 and 2010 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Hospitality revenue (1)	$218,173	$172,920	26.2%	$427,515	$376,615	13.5%
Hospitality operating expenses:
Operating costs	120,350	95,649	25.8%	244,115	216,621	12.7%
Selling, general and administrative	30,818	24,819	24.2%	61,666	54,077	14.0%
Depreciation and amortization	25,292	22,443	12.7%	50,567	45,662	10.7%

Total Hospitality operating expenses	176,460	142,911	23.5%	356,348	316,360	12.6%

Hospitality operating income (2)	$41,713	$30,009	39.0%	$71,167	$60,255	18.1%

Hospitality performance metrics:
Occupancy	73.3%	72.3%	1.4%	71.5%	69.8%	2.4%
ADR	$173.60	$176.44	-1.6%	$169.18	$170.64	-0.9%
RevPAR (3)	$127.20	$127.55	-0.3%	$120.89	$119.13	1.5%
Total RevPAR (4)	$298.84	$306.65	-2.5%	$295.76	$291.40	1.5%
Net Definite Room Nights Booked (5)	271,000	91,000	197.8%	546,000	452,000	20.8%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented. Performance metrics for the 2010 periods include Gaylord Opryland through May 2, 2010, the date the hotel closed due to the Nashville Flood.

(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.

(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland was closed.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland was closed.

(5)	Gaylord Opryland net definite room nights booked for the three months and six months ended June 30, 2010 includes approximately 283,000 cancellations due to the closure of the property.
The increase in total Hospitality segment revenue in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, is primarily due to increases of $52.1 million and $57.7 million, respectively, at Gaylord Opryland primarily as a result of being closed during a portion of the 2010 periods due to the Nashville Flood, partially offset by revenue decreases of $6.8 million and $6.8 million, respectively, at our other hotel properties as a result of slightly decreased occupancy rates and decreased outside-the-room spending during the 2011 periods. Total Hospitality revenues were also impacted by an increase of $0.5 million and a decrease of $0.9 million in attrition and cancellation fee collections during the three months and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.
The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Group	79.8%	81.6%	82.4%	82.2%
Transient	20.2%	18.4%	17.6%	17.8%
The slight increase in transient business during the three months ended June 30, 2011 as compared to the same period in 2010 is primarily the result of a new resort pool at Gaylord Texan, which opened in May 2011.
Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, is primarily attributable to increases of $34.3 and $40.9 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the 2010 periods as a result of the Nashville Flood, as well as slight increases at Gaylord Palms and Gaylord Texan, partially offset by a decrease in operating expenses at Gaylord National, as described below.
Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of increases of $25.9 million and $29.6 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the 2010 periods as a result of the Nashville Flood, as described below.
Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of increases of $6.0 million and $6.9 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the 2010 periods as a result of the Nashville Flood, as described below.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of an increase at Gaylord Opryland due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood.
Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2011 and 2010.
     Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$73,064	$20,963	248.5%	$133,374	$75,632	76.3%

Operating expense data (1):
Operating costs	38,135	12,244	211.5%	76,408	46,805	63.2%
Selling, general and administrative	8,699	2,658	227.3%	16,955	10,101	67.9%
Hospitality performance metrics:
Occupancy	75.8%	71.9%	5.4%	72.2%	65.0%	11.1%
ADR	$159.83	$150.38	6.3%	$149.17	$145.15	2.8%
RevPAR	$121.08	$108.14	12.0%	$107.71	$94.41	14.1%
Total RevPAR	$278.88	$234.89	18.7%	$255.95	$217.11	17.9%

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs. Performance metrics for 2010 periods are through May 2, 2010, the date the hotel closed due to the Nashville Flood. See the discussion of casualty loss and preopening costs set forth below.
Total revenue increased at Gaylord Opryland in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of the hotel closing during portions of the 2010 periods due to the Nashville Flood. During the three months and six months ended June 30, 2011, RevPAR and Total RevPAR increased as compared to the 2010 periods in which the hotel was open as a result of increased occupancy, primarily corporate groups, and increased ADR. The increase in corporate groups also led to increases in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during the 2011 periods. The increase in Total RevPAR was also impacted by higher collection of attrition and cancellation fees.
Operating costs and selling, general and administrative expenses increased at Gaylord Opryland in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, as a result of the hotel closing during portions of the 2010 periods due to the Nashville Flood.

     Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$37,747	$37,837	-0.2%	$83,239	$81,154	2.6%
Operating expense data:
Operating costs	21,117	21,478	-1.7%	44,849	44,584	0.6%
Selling, general and administrative	7,832	7,448	5.2%	15,881	14,561	9.1%
Hospitality performance metrics:
Occupancy	73.8%	72.3%	2.1%	76.0%	73.2%	3.8%
ADR	$165.32	$162.29	1.9%	$165.70	$169.62	-2.3%
RevPAR	$122.02	$117.27	4.1%	$125.95	$124.21	1.4%
Total RevPAR	$295.02	$295.73	-0.2%	$327.09	$318.89	2.6%
Gaylord Palms RevPAR increased in the three months ended June 30, 2011, as compared to the same period in 2010, as a result of slight increases in both occupancy and ADR. However, this increase was offset by a decrease in outside-the-room spending as a result of a shift in mix from corporate to association groups, which led to the slight decrease in revenue and Total RevPAR for the three month period. The increase in Gaylord Palms revenue and Total RevPAR in the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to increased occupancy and outside-the-room spending, largely driven by an increase in group business during the period, partially offset by a lower ADR, as rates in Orlando remain under short-term pressure, primarily due to the increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment. Total RevPAR was also impacted by lower collection of attrition and cancellation fees during the 2011 periods.
Operating costs remained fairly stable at Gaylord Palms in the three months and six months ended June 30, 2011, as compared to the same periods in 2010. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to increased incentive compensation expense and increased sales and marketing expenses.

     Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$45,690	$45,412	0.6%	$96,050	$92,283	4.1%
Operating expense data:
Operating costs	25,103	24,346	3.1%	51,349	49,378	4.0%
Selling, general and	6,097	6,228	-2.1%	12,337	12,192	1.2%
administrative
Hospitality performance metrics:
Occupancy	76.2%	72.1%	5.7%	74.3%	72.4%	2.6%
ADR	$172.15	$165.58	4.0%	$180.88	$167.13	8.2%
RevPAR	$131.24	$119.31	10.0%	$134.38	$121.04	11.0%
Total RevPAR	$332.29	$330.27	0.6%	$351.20	$337.43	4.1%
The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to higher occupancy and ADR during the 2011 periods, driven by an increase in higher-rated transient business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas and the impact of the new resort pool that opened during May 2011. This increase helped offset a shift in business mix from higher-rated corporate groups to lower-rated association groups. The increases in revenue and Total RevPAR were partially offset by lower collection of attrition and cancellation fees during the 2011 periods.
Operating costs at Gaylord Texan increased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to increased variable operating costs associated with the higher occupancy at the hotel. Selling, general and administrative expenses fluctuated only slightly during the three months and six months ended June 30, 2011, as compared to the same periods in 2010.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Total revenues	$59,914	$66,791	-10.3%	$112,268	$124,314	-9.7%
Operating expense data:
Operating costs	35,040	36,743	-4.6%	69,846	74,229	-5.9%
Selling, general and administrative	7,687	8,094	-5.0%	15,623	16,464	-5.1%
Hospitality performance metrics:
Occupancy	67.9%	75.2%	-9.7%	66.1%	72.9%	-9.3%
ADR	$211.25	$215.83	-2.1%	$199.97	$204.61	-2.3%
RevPAR	$143.39	$162.38	-11.7%	$132.11	$149.15	-11.4%
Total RevPAR	$329.85	$367.72	-10.3%	$310.75	$344.10	-9.7%
Gaylord National revenue and Total RevPAR decreased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of lower occupancy and decreased outside-the-room spending during the 2011 periods, primarily due to a decrease in associations and governmental groups. The decrease in governmental groups and their associated ADR was partially driven by the uncertainty surrounding the U.S. government budget, as well as reductions in the federal per diem rate. The decreases in revenue and Total RevPAR were partially offset by an increase in collections of attrition and cancellation fees during the 2011 periods.
Operating costs at Gaylord National decreased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to decreased variable operating costs associated with the decrease in occupancy and outside-the-room revenues. Selling, general and administrative expenses decreased during the three months and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to a decrease in employment costs and a decrease in legal and consulting costs associated with the finalization of contract negotiations with the unions representing certain of our employees in 2010.

Opry and Attractions Segment
     Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$18,569	$10,930	69.9%	$29,936	$21,691	38.0%
Operating expense data:
Operating costs	9,560	6,343	50.7%	16,829	13,460	25.0%
Selling, general and administrative	3,803	2,511	51.5%	7,212	5,557	29.8%
Depreciation and amortization	1,340	1,058	26.7%	2,672	2,420	10.4%

Operating income (1)	$3,866	$1,018	279.8%	$3,223	$254	1168.9%

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
The increase in revenues in the Opry and Attractions segment for the three months and six months ended June 30, 2011, as compared to the same periods in 2010, is primarily due to increases in each of the businesses that were temporarily closed during 2010 as a result of the Nashville Flood.
The increase in Opry and Attractions operating costs and selling, general and administrative costs in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, was due primarily to the increase in each of the businesses that were temporarily closed during 2010 as a result of the Nashville Flood.

Corporate and Other Segment
     Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Total revenues	$33	$29	13.8%	$62	$54	14.8%
Operating expense data:
Operating costs	2,836	2,753	3.0%	5,680	5,220	8.8%
Selling, general and administrative	8,426	8,959	-5.9%	17,247	18,556	-7.1%
Depreciation and amortization	2,640	2,450	7.8%	5,090	4,940	3.0%

Operating loss (1)	$(13,869)	$(14,133)	1.9%	$(27,955)	$(28,662)	2.5%

(1)	Corporate and Other segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.
Corporate and Other segment revenue consists of rental income and corporate sponsorships.
Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months and six months ended June 30, 2011, as compared to the same periods in 2010, due primarily to higher employment costs.
Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months and six months ended June 30, 2011, as compared to same periods in 2010, due primarily to lower consulting, pension and incentive compensation costs in the 2011 periods, which were partially offset by increased equity compensation costs.
Corporate and Other depreciation and amortization expense increased slightly in the three months and six months ended June 30, 2011 as compared with the same periods in 2010, primarily due to an increase in software placed into service.

Operating Results — Casualty Loss
As a result of the Nashville Flood discussed above, during the three months and six months ended June 30, 2011, casualty loss was comprised of the following (in thousands):

	Three Months Ended June 30, 2011
		Opry and	Corporate
	Hospitality	Attractions	and Other	Total
Site remediation	$—	$277	$—	$277
Non-capitalized repairs of buildings and equipment	—	2	—	2
Other	—	31	159	190

Net casualty loss	$—	$310	$159	$469

	Six Months Ended June 30, 2011
		Opry and	Corporate
	Hospitality	Attractions	and Other	Total
Site remediation	$(179)	$285	$(41)	$65
Non-capitalized repairs of buildings and equipment	—	4	13	17
Other	6	52	328	386

Net casualty loss	$(173)	$341	$300	$468

	Three Months and Six Months Ended June 30, 2010
		Opry and	Corporate	Insurance
	Hospitality	Attractions	and Other	Proceeds	Total
Site remediation	$11,924	$2,391	$562	$—	$14,877
Impairment of property and equipment	30,244	5,163	6,134	—	41,541
Other asset write-offs	1,846	1,106	—	—	2,952
Non-capitalized repairs of buildings and equipment	1,406	1,494	66	—	2,966
Continuing costs during shut-down period	15,957	2,194	629	—	18,780
Other	117	77	37	—	231
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$61,494	$12,425	$7,428	$(50,000)	$31,347

Operating Results — Preopening Costs
We expense the costs associated with start-up activities and organization costs as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, we incurred costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred from June 10, 2010 (the date at which we determined that the remediation was substantially complete) through the date of reopening, as preopening costs. During the three months and six months ended June 30, 2010, we incurred $6.2 million in preopening costs.

Non-Operating Results Affecting Net Income (Loss)
General
The following table summarizes the other factors which affected our net income (loss) for the three months and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2011	2010	%Change	2011	2010	%Change
Interest expense, net of amounts capitalized	$(21,377)	$(20,480)	-4.4%	$(42,186)	$(40,595)	-3.9%
Interest income	3,316	3,286	0.9%	6,489	6,508	-0.3%
Income from unconsolidated companies	152	190	-20.0%	325	117	177.8%
Net gain on extinguishment of debt	—	100	-100.0%	—	1,299	-100.0%
Other gains and (losses), net	141	(147)	195.9%	(50)	(160)	68.8%
(Provision) benefit for income taxes	(4,799)	11,697	-141.0%	(3,832)	10,722	-135.7%
Income from discontinued operations, net of taxes	4	3,327	-99.9%	8	3,279	-99.8%
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized, increased $0.9 million to $21.4 million (net of capitalized interest of $0.1 million) during the three months ended June 30, 2011, as compared to the same period in 2010, due primarily to an increase in interest expense associated with our $1.0 billion credit facility and an increase in the amortization of the debt discount associated with our 3.75% convertible notes.
Interest expense, net of amounts capitalized, increased $1.6 million to $42.2 million (net of capitalized interest of $0.2 million) during the six months ended June 30, 2011, as compared to the same period in 2010, due primarily to an increase in interest expense associated with our $1.0 billion credit facility and an increase in the amortization of the debt discount associated with our 3.75% convertible notes, partially offset by a decrease in interest expense associated with our 6.75% senior notes as a result of the repurchase of a portion of those notes in the 2010 period.
Cash interest expense increased $0.6 million to $17.0 million in the three months ended June 30, 2011, and increased $0.9 million to $33.5 million in the six months ended June 30, 2011, as compared to the same periods in 2010. Noncash interest expense, which includes amortization of deferred financing costs and debt discounts and capitalized interest, increased $0.3 million to $4.4 million in the three months ended June 30, 2011, and increased $0.7 million to $8.7 million in the six months ended June 30, 2011, as compared to the same periods in 2010.
Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 7.0% and 6.8% for the three months and 6.9% and 6.7% for the six months ended June 30, 2011 and 2010, respectively.
Interest Income
Interest income for the three months and six months ended June 30, 2011 and 2010 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.

Income from Unconsolidated Companies
We account for our investment in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months and six months ended June 30, 2011 and 2010 consisted of equity method income from this investment.
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
Other Gains and (Losses)
Other gains and (losses) for the three months and six months ended June 30, 2011 and 2010 primarily consisted of miscellaneous income and expense related to the retirements of fixed assets.
Provision (Benefit) for Income Taxes
The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	4	(5)	4	(5)
Change in treatment of Medicare Part D subsidies	—	—	—	(2)
Other	(3)	1	(3)	—

Effective tax rate	36%	31%	36%	28%

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
Income from Discontinued Operations, Net of Taxes
During the second quarter of 2010, in a continued effort to focus on our core Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our Corporate Magic business. On June 1, 2010, we completed the sale of Corporate Magic through the transfer of all of our equity interests in Corporate Magic, Inc. in exchange for a note receivable which was recorded at its fair value of $0.4 million. During the three months and six months ended June 30, 2010, we recognized a pretax gain of $0.6 million related to the sale of Corporate Magic, as well as a permanent tax benefit of $3.2 million related to the sale.

Liquidity and Capital Resources
Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2011, our net cash flows provided by operating activities — continuing operations were $39.7 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, and losses on the disposals of certain fixed assets of approximately $81.5 million, partially offset by unfavorable changes in working capital of approximately $41.8 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses, primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs, and an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord National and Gaylord Palms, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland.
During the six months ended June 30, 2010, our net cash flows provided by operating activities - continuing operations were $46.2 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $102.0 million, partially offset by unfavorable changes in working capital of approximately $55.8 million. The unfavorable changes in working capital primarily resulted from accruing a $30.0 million insurance recovery receivable related to the Nashville Flood, a $26.3 million increase in income taxes receivable due to the estimated federal tax refund related to the casualty loss sustained from the Nashville Flood for income tax purposes, a decrease in deferred revenue at Gaylord Opryland as a result of the hotel closing on May 2, 2010 due to the Nashville Flood, and a decrease in accrued expenses primarily related to the payment of accrued property taxes.
Cash Flows From Investing Activities. During the six months ended June 30, 2011, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $61.4 million, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National and $2.2 million in proceeds from the sale of certain fixed assets. Our capital expenditures during the six months ended June 30, 2011 primarily included remaining flood-related projects at Gaylord Opryland, the building of our new resort pool at Gaylord Texan and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.
During the six months ended June 30, 2010, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $19.9 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the six months ended June 30, 2010 primarily included the rebuilding of Gaylord Opryland and the Grand Ole Opry House, as well as ongoing maintenance capital expenditures for our existing properties.
Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2011, our net cash flows provided by financing activities were approximately $4.1 million, primarily reflecting $4.2 million in proceeds from the exercise of stock option and purchase plans.
During the six months ended June 30, 2010, our net cash flows used in financing activities were approximately $26.6 million, primarily reflecting the payment of $27.0 million to repurchase portions of our senior notes.

Liquidity
As further described above, we anticipate investing in our operations during 2011 through ongoing maintenance of our existing hotel properties and a rooms renovation, a new restaurant and new resort pool at Gaylord Palms. We plan to use our existing cash on hand and cash flow from operations to fund these expenditures. On an ongoing basis, we evaluate potential acquisition opportunities and future development opportunities for hotel properties and have considered expanding our existing hotel properties. On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado. The project is expected to cost approximately $800 million and will be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in mid-to-late 2012 and expect the resort to be open for business in mid-to-late 2015. We anticipate that our 2011 expenditures surrounding the Aurora development will be limited to design and architectural plans. At this time, we have not made any material financial commitments in connection with this development.
We will continue to evaluate additional acquisition or development opportunities in light of economic conditions and other factors. We are unable to predict at this time if or when additional development or acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2011.
As further described below, on August 1, 2011, we refinanced our $1.0 billion credit facility by entering into a $925 million credit facility, which matures August 1, 2015.
Principal Debt Agreements
$1.0 Billion Credit Facility. On July 25, 2008, we refinanced our previous $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “$1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 Billion Credit Facility consisted of the following components: (a) a $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The revolving loan, letters of credit, and term loan were to mature on July 25, 2012. At our election, the revolving loans and the term loans incurred interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. We entered into interest rate swaps with respect to $500.0 million aggregate principal amount of borrowings under the term loan portion to convert the variable rate on those borrowings to a fixed weighted average interest rate of 3.94% plus the applicable margin on these borrowings during the term of the swap agreements. Interest on our borrowings was payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR rate-based loans. Principal was payable in full at maturity. We were required to pay a commitment fee of 0.25% per year of the average unused portion of the $1.0 Billion Credit Facility.
$925 Million Credit Facility. On August 1, 2011, we refinanced the $1.0 Billion Credit Facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 Million Credit Facility”). The $925 Million Credit Facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 Million Credit

Facility also includes an accordion feature that will allow us to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 Million Credit Facility matures on August 1, 2015 and will initially bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement, payable at the end of each interest rate period. Principal is payable in full at maturity. We are required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $925 Million Credit Facility. The purpose of the $925 Million Credit Facility is for working capital, capital expenditures, and other corporate purposes.
The $925 Million Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Texan hotel, Gaylord Palms hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).
In addition, the $925 Million Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $925 Million Credit Facility are as follows:
•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than 65%.

•	We must maintain a consolidated tangible net worth of not less than $850.0 million plus 75% of the proceeds received by us or any of our subsidiaries in connection with any equity issuance.

•	We must maintain a minimum consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 1.75 to 1.00.

•	We must maintain an implied debt service coverage ratio (the ratio of adjusted net operating income to monthly principal and interest that would be required if the outstanding balance were amortized over 25 years at an assumed fixed rate) of not less than 1.60 to 1.00.
If an event of default shall occur and be continuing under the $925 Million Credit Facility, the commitments under the $925 Million Credit Facility may be terminated and the principal amount outstanding under the $925 Million Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The $925 Million Credit Facility is cross-defaulted to our other indebtedness.
As of June 30, 2011, we had $3.7 million in deferred financing costs associated with the $1.0 Billion Credit Facility, a portion of which will be written off during the third quarter of 2011 as a result of the refinancing.
As of August 1, 2011, $600.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility for us, which left $317.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).
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
The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. At June 30, 2011, none of the conditions permitting conversion were satisfied and, thus, the Convertible Notes are not currently convertible.
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
During the three months and six months ended June 30, 2010, we repurchased $2.0 million and $28.5 million, respectively, in aggregate principal amount of our outstanding Senior Notes for $1.9 million and $27.0 million, respectively. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $0.1 million and $1.3 million, respectively, as a result of the repurchases. We used available cash to finance the purchases and intend to consider additional repurchases of our Senior Notes from time to time depending on market conditions.
Future Developments
As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Aurora, Colorado and Mesa, Arizona.
Off-Balance Sheet Arrangements
As described in Note 14 to our condensed consolidated financial statements included herein, we invested in two unconsolidated entities, one of which owns a hotel located in Hawaii and the other which formerly owned a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of June 30, 2011 for us. Except as set forth above, we do not have any off-balance sheet arrangements.
Commitments and Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2011, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,212,180	$—	$700,000	$512,180	$—
Capital leases	399	190	209	—	—
Construction commitments	48,474	48,474	—	—	—
Operating leases (1)	655,853	7,331	12,578	8,698	627,246
Other	20,055	5,736	11,223	3,096	—

Total contractual obligations	$1,936,961	$61,731	$724,010	$523,974	$627,246

(1)	The total operating lease commitments of $655.9 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.
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
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no newly identified critical accounting policies in the first six months of 2011 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and six months ended June 30, 2011 and 2010 included herewith.
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
Risk Related to Changes in Interest Rates
Borrowings outstanding under our $925 Million Credit Facility initially bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $600.0 million in borrowings outstanding under our $925 Million Credit Facility as of August 1, 2011 would increase by approximately $6.0 million.
Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2011. As a result, the interest rate market risk implicit in these investments at June 30, 2011, if any, is low.
Risk Related to Changes in Natural Gas Prices
As of June 30, 2011, we held 18 variable to fixed natural gas price swaps with respect to the purchase of 515,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to six months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $4.91 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of June 30, 2011 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of June 30, 2011 would have decreased or increased by $0.2 million.

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
Risk Related to Changes in Asset Values that Fund our Pension Plans
The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of June 30, 2011, the value of the investments in the pension fund was $68.2 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.8 million.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to certain litigation, as described in Note 14 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Our hotel developments, including our potential projects in Mesa, Arizona, and Aurora, Colorado, are subject to financing, timing, budgeting and other risks.
We intend to develop additional hotel properties and expand existing hotel properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:
•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	receipt of governmental financing and/or incentives;

•	other risks of construction described below;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	adoption of state or local laws that negatively impact the tourism industry;

•	risks associated with joint ventures or alliances or other potential transaction structures we may enter into in connection with development projects;

•	the availability and cost of capital, which is expected to be unfavorable until general economic conditions improve in the U.S.; and

•	governmental restrictions on the nature or size of a project or timing of completion.
Our development projects may not be completed on time or within budget.
There are significant risks associated with our future construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.
Our future construction projects, including our planned project in Mesa, Arizona and Aurora, Colorado, as well as the possible expansions of Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or noncompliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects, and we may enter into joint ventures or alliances with one or more third parties. We have no financing plans for projects, and we do not know if any needed financing will be available on favorable terms.
We will be required to refinance our $925 Million Credit Facility by August 1, 2015, and there is no assurance that we will be able to refinance it on acceptable terms.
The revolving loan, letters of credit and term loan under our $925 Million Credit Facility mature on August 1, 2015. Prior to this date, we will be required to refinance this credit facility in order to finance our ongoing capital needs. Our ability to refinance this credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. There is no assurance that we will be able to obtain additional financing on acceptable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended June 30, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
April 1 — April 30, 2011	—	—	—	—
May 1 — May 31, 2011 (1)	133	$35.86	—	—
June 1 — June 30, 2011	—	—	—	—

Total	133	$35.86	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Inapplicable.
ITEM 5. OTHER INFORMATION.
On August 1, 2011, the Company entered into a $925 million senior secured credit facility, as described above under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Debt Agreements,” which discussion is incorporated herein by reference.
Certain of the lenders under the $925 million senior secured credit facility or their affiliates have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company, its subsidiaries and certain of its affiliates, for which they receive customary fees and commissions.
ITEM 6. EXHIBITS.
See Index to Exhibits following the Signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY
Date: August 5, 2011	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Gaylord Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.