Form 10-Q
period 2011-09-30
GAYLORD ENTERTAINMENT CO /DE
filed 2011-11-04
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011
Common Stock, $.01 par value	48,408,734 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2011

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$225,232	$158,272	$682,745	$556,632

Operating expenses:
Operating costs	135,817	98,498	402,441	333,799
Selling, general and administrative	42,704	35,648	128,830	113,838
Casualty loss	162	6,014	630	37,361
Preopening costs	345	25,474	386	31,714
Depreciation and amortization	32,367	25,254	90,695	78,276

Operating income (loss)	13,837	(32,616)	59,763	(38,356)

Interest expense, net of amounts capitalized	(18,075)	(20,334)	(60,261)	(60,929)
Interest income	3,199	3,344	9,688	9,852
Income from unconsolidated companies	761	—	1,086	117
Net gain on extinguishment of debt	—	—	—	1,299
Other gains and (losses), net	(444)	377	(494)	217

Income (loss) before income taxes and discontinued operations	(722)	(49,229)	9,782	(87,800)

(Provision) benefit for income taxes	(937)	17,403	(4,769)	28,125

Income (loss) from continuing operations	(1,659)	(31,826)	5,013	(59,675)

Income from discontinued operations, net of income taxes	53	46	61	3,325

Net income (loss)	$(1,606)	$(31,780)	$5,074	$(56,350)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.67)	$0.10	$(1.27)
Income from discontinued operations, net of income taxes	—	—	—	0.07

Net income (loss)	$(0.03)	$(0.67)	$0.10	$(1.20)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.67)	$0.10	$(1.27)
Income from discontinued operations, net of income taxes	—	—	—	0.07

Net income (loss)	$(0.03)	$(0.67)	$0.10	$(1.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents - unrestricted	$12,122	$124,398
Cash and cash equivalents - restricted	1,150	1,150
Trade receivables, less allowance of $755 and $882, respectively	49,871	31,793
Estimated fair value of derivative assets	—	22
Deferred income taxes	5,544	6,495
Other current assets	59,123	48,992

Total current assets	127,810	212,850

Property and equipment, net of accumulated depreciation	2,200,192	2,201,445
Notes receivable, net of current portion	141,742	142,651
Long-term deferred financing costs	17,169	12,521
Other long-term assets	51,428	51,065
Long-term assets of discontinued operations	401	401

Total assets	$2,538,742	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$746	$58,574
Accounts payable and accrued liabilities	161,355	175,343
Estimated fair value of derivative liabilities	345	12,475
Current liabilities of discontinued operations	281	357

Total current liabilities	162,727	246,749

Long-term debt and capital lease obligations, net of current portion	1,069,956	1,100,641
Deferred income taxes	110,902	101,140
Other long-term liabilities	141,751	142,200
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,403 and 48,144 shares issued and outstanding, respectively	484	481
Additional paid-in capital	926,668	916,359
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	150,674	145,600
Accumulated other comprehensive loss	(20,272)	(28,089)

Total stockholders’ equity	1,052,955	1,029,752

Total liabilities and stockholders’ equity	$2,538,742	$2,620,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$5,074	$(56,350)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(61)	(3,325)
Income from unconsolidated companies	(1,086)	(117)
Loss on assets damaged in flood	—	42,733
Loss on disposals of long-lived assets	189	340
Provision for deferred income taxes	2,474	12,344
Depreciation and amortization	90,695	78,276
Amortization of deferred financing costs	3,896	3,977
Amortization of discount on convertible notes	9,389	8,642
Write-off of deferred financing costs related to refinancing of credit facility	1,681	—
Stock-based compensation expense	7,422	7,982
Net gain on extinguishment of debt	—	(1,299)
Changes in:
Trade receivables	(18,078)	(517)
Interest receivable	2,435	2,920
Income tax receivable	1,176	(11,094)
Accounts payable and accrued liabilities	(7,325)	10,479
Other assets and liabilities	(14,976)	(6,959)

Net cash flows provided by operating activities - continuing operations	82,905	88,032
Net cash flows provided by operating activities - discontinued operations	16	667

Net cash flows provided by operating activities	82,921	88,699

Cash Flows from Investing Activities:
Purchases of property and equipment	(93,844)	(109,933)
Collection of notes receivable	2,465	4,073
Other investing activities	2,202	130

Net cash flows used in investing activities - continuing operations	(89,177)	(105,730)
Net cash flows used in investing activities - discontinued operations	—	(1,460)

Net cash flows used in investing activities	(89,177)	(107,190)

Cash Flows from Financing Activities:
Net repayments under credit facility	(100,000)	—
Deferred financing costs paid	(10,074)	—
Repurchases of senior notes	—	(26,965)
Proceeds from exercise of stock option and purchase plans	4,275	2,297
Other financing activities, net	(221)	(924)

Net cash flows used in financing activities - continuing operations	(106,020)	(25,592)
Net cash flows provided by financing activities - discontinued operations	—	—

Net cash flows used in financing activities	(106,020)	(25,592)

Net change in cash and cash equivalents	(112,276)	(44,083)
Cash and cash equivalents - unrestricted, beginning of period	124,398	180,029

Cash and cash equivalents - unrestricted, end of period	$12,122	$135,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

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

3. NASHVILLE FLOOD:

As more fully discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, on May 3, 2010, Gaylord Opryland, the Grand Ole Opry, certain of the Company’s Nashville-based attractions, and certain of the Company’s corporate offices experienced significant flood damage as a result of the historic flooding of the Cumberland River (collectively, the “Nashville Flood”). Substantially all of the affected properties reopened in the second half of 2010; however, the Company will continue to have various flood-related expenses during 2011 as it completes the remaining flood-related projects. The Company has segregated all costs and insurance proceeds related to the Nashville Flood from normal operations and reported those amounts as casualty loss or preopening costs in the accompanying condensed consolidated statements of operations.

Casualty Loss

Casualty loss in the accompanying condensed consolidated statements of operations for the respective periods was comprised of the following (in thousands):

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Hospitality	Opry and Attractions	Corporate and Other	Total	Hospitality	Opry and Attractions	Corporate and Other	Total

Site remediation	$—	$1	$(40)	$(39)	$(179)	$286	$(81)	$26
Non-capitalized repairs of buildings and equipment	—	6	1	7	—	10	14	24
Other	—	77	117	194	6	129	445	580

Net casualty loss	$—	$84	$78	$162	$(173)	$425	$378	$630

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Total	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total

Site remediation	$2,215	$419	$251	$2,885	$14,139	$2,810	$813	$—	$17,762
Impairment of property and equipment	227	26	939	1,192	30,471	5,189	7,073	—	42,733
Other asset write-offs	(35)	(8)	—	(43)	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	267	738	53	1,058	1,673	2,232	119	—	4,024
Continuing costs during shut-down period	(240)	607	14	381	15,717	2,801	643	—	19,161
Other	49	10	482	541	166	87	519	—	772
Insurance proceeds	—	—	—	—	—	—	—	(50,000)	(50,000)

Net casualty loss	$2,483	$1,792	$1,739	$6,014	$63,977	$14,217	$9,167	$(50,000)	$37,361

All costs directly related to remediating the affected properties are included in casualty loss. Lost profits from the interruption of the various businesses are not reflected in the above tables.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, during the three months and nine months ended September 30, 2010, the Company incurred costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred from June 10, 2010 (the date at which the Company determined that the remediation was substantially complete) through the date of reopening, as preopening costs in the accompanying condensed consolidated statement of operations.

The Company’s preopening costs for the three months and nine months ended September 30, 2011 primarily relate to a new restaurant concept at the Radisson Hotel at Opryland that opened in the third quarter of 2011.

4. DISCONTINUED OPERATIONS:

During the second quarter of 2010, in a continued effort to focus on its core Gaylord Hotels and Opry and Attractions businesses, the Company committed to a plan of disposal of its Corporate Magic business. On June 1, 2010, the Company completed the sale of Corporate Magic through the transfer of all of its equity interests in Corporate Magic, Inc. in exchange for a note receivable which was recorded at its fair value of $0.4 million. During the nine months ended September 30, 2010, the Company recognized a pretax gain of $0.6 million related to the sale of Corporate Magic, as well as a permanent tax benefit of $3.2 million related to the sale.

5. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average shares outstanding	48,399	47,173	48,331	47,095
Effect of dilutive stock-based compensation	—	—	706	—
Effect of convertible notes	—	—	1,576	—

Weighted average shares outstanding - assuming dilution	48,399	47,173	50,613	47,095

For the three months ended September 30, 2011 and for the three months and nine months ended September 30, 2010, the effect of dilutive stock-based compensation awards was the equivalent of approximately 567,000, 629,000 and 570,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended September 30, 2011 and the three months and nine months ended September 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for those periods as the effect of their inclusion would have been anti-dilutive.

The Company had stock-based compensation awards outstanding with respect to approximately 1,735,000 and 1,990,000 shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and approximately 1,025,000 and 2,008,000 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, in 2009 the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended September 30, 2010 was the equivalent of approximately 294,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended September 30, 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

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

6. COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is as follows for the respective periods (in thousands):

	Three Months Ended September 30,
	2011	2010

Net loss	$(1,606)	$(31,780)
Unrealized loss on natural gas swaps, net of deferred taxes of $(45) and $(165)	(80)	(292)
Unrealized gain on interest rate swaps, net of deferred taxes of $548 and $1,092	980	2,007
Other	(6)	19

Comprehensive loss	$(712)	$(30,046)

	Nine Months Ended September 30,
	2011	2010

Net income (loss)	$5,074	$(56,350)
Unrealized loss on natural gas swaps, net of deferred taxes of $(43) and $(165)	(76)	(296)
Unrealized gain on interest rate swaps, net of deferred taxes of $4,366 and $3,121	7,860	5,577
Other	32	(25)

Comprehensive income (loss)	$12,890	$(51,094)

A rollforward of the amounts included in accumulated other comprehensive loss related to the fair value of financial derivative instruments that qualify for hedge accounting, net of taxes, for the nine months ended September 30, 2011 is as follows (in thousands):

	Interest Rate Derivatives	Natural Gas Derivatives	Total Derivatives

Balance at December 31, 2010	$(7,860)	$(145)	$(8,005)
2011 changes in fair value, net of deferred taxes	7,860	(76)	7,784
Reclassification to earnings	—	—	—

Balance at September 30, 2011	$—	$(221)	$(221)

As discussed in Note 10, the interest rate swap agreement expired on July 25, 2011.

7. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at September 30, 2011 and December 31, 2010 is recorded at cost and summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

Land and land improvements	$216,659	$214,989
Buildings	2,263,550	2,241,813
Furniture, fixtures and equipment	518,458	482,011
Construction in progress	64,331	51,843

	3,062,998	2,990,656
Accumulated depreciation	(862,806)	(789,211)

Property and equipment, net	$2,200,192	$2,201,445

During the three months and nine months ended September 30, 2011, the Company recognized a $3.5 million charge to dispose of certain fixed assets associated with the construction of its new resort pools at Gaylord Palms. This charge included $3.2 million to write off the fixed assets, which is included in depreciation expense, and $0.3 million in disposal costs, which is included in Other gains and losses, net in the accompanying condensed consolidated statements of operations.

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

During the three months ended September 30, 2011 and 2010, the Company recorded interest income of $3.2 million on these bonds, which included in each period approximately $3.2 million of interest that accrued on the bonds and approximately $0.1 million related to amortization of the discount on the bonds.

During the nine months ended September 30, 2011 and 2010, the Company recorded interest income of $9.5 million and $9.6 million, respectively, on these bonds, which included in each period $9.4 million of interest that accrued on the bonds and $0.2 million related to amortization of the discount on the bonds. The Company received payments of $14.4 million and $16.3 million during the nine months ended September 30, 2011 and 2010, respectively, relating to these notes receivable.

9. DEBT:

The Company’s debt and capital lease obligations related to continuing operations at September 30, 2011 and December 31, 2010 consisted of (in thousands):

	September 30, 2011	December 31, 2010

$925 Million Credit Facility, interest and maturity as described below	$600,000	$—
$1.0 Billion Credit Facility, interest at 3-month LIBOR plus 2.50% or bank’s base rate plus 0.50%, refinanced August 1, 2011	—	700,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $44,060 and $53,449	315,940	306,551
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	2,582	484

Total debt	1,070,702	1,159,215
Less amounts due within one year	(746)	(58,574)

Total long-term debt	$1,069,956	$1,100,641

The above decrease in amounts due within one year results from the Convertible Notes meeting a condition for convertibility as of December 31, 2010, but not as of September 30, 2011. As of September 30, 2011, the Company was in compliance with all of its covenants related to its debt.

$925 Million Credit Facility

On August 1, 2011, the Company refinanced its previous $1.0 billion credit facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 Million Credit Facility”). The $925 Million Credit Facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 Million Credit Facility also includes an accordion feature that will allow the Company to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 Million Credit Facility matures on August 1, 2015 and bears interest at an annual rate of LIBOR plus 2.25% or the bank’s base rate plus 1.25%, subject to adjustment based on the Company’s implied debt service coverage ratio, as defined in the agreement. Interest on the Company’s borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. The Company is required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $925 Million Credit Facility. The purpose of the $925 Million Credit Facility is for working capital, capital expenditures, and other corporate purposes.

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

In addition, the $925 Million Credit Facility contains certain covenants which, among other things, requires the Company to meet certain financial covenants defined in the agreement and limits the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

If an event of default shall occur and be continuing under the $925 Million Credit Facility, the commitments under the $925 Million Credit Facility may be terminated and the principal amount outstanding under the $925 Million Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The $925 Million Credit Facility is cross-defaulted to the Company’s other indebtedness.

As a result of the refinancing of its previous $1.0 billion credit facility, the Company wrote off $1.7 million of deferred financing costs, which are included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2011, $600.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility for us, which left $317.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

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

The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

The Company has entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At September 30, 2011, the Company had nine variable to fixed natural gas price swap contracts that mature from October 2011 to December 2011 with an aggregate notional amount of approximately 265,000 dekatherms. The Company has designated these natural gas price swap contracts as cash flow hedges. The Company assesses the correlation of the terms of these derivatives with the terms of the underlying hedged items on a quarterly basis.

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

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$12,227
Natural gas swaps	—	22	345	248

Total derivatives designated as hedging instruments	$—	$22	$345	$12,475

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Location of Amount Reclassified from Accumulated OCI into Income	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Interest rate swaps	$1,529	$3,100	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(125)	(447)	Other gains (losses), net	—	—

Total	$1,404	$2,653	Total	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Location of Amount Reclassified from Accumulated OCI into Income	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Interest rate swaps	$12,227	$8,698	Interest expense, net of amounts capitalized	$—	$—
Natural gas swaps	(119)	(540)	Other gains (losses), net	—	(89)

Total	$12,108	$8,158	Total	$—	$(89)

		Amount of Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Natural gas swaps	Other gains and (losses), net	$—	$—	$—	$202

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

During the nine months ended September 30, 2011, the Company granted 207,090 Restricted Stock Awards with time-based vesting and a weighted-average grant-date fair value of $33.36 per award. Additionally, the Company granted 67,400 performance-based Restricted Stock Awards to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company will not begin recognizing compensation cost for these awards until the fourth quarter of 2012 when the 2013 budget is approved and the key terms and conditions of the awards will be deemed to be established and a grant date will have occurred.

At September 30, 2011 and December 31, 2010, Restricted Stock Awards of 636,305 and 471,894 shares, respectively, were outstanding.

As further discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, on September 3, 2010, the Company and certain executives entered into amendments to certain long-term incentive plan (“LTIP”) restricted stock unit award agreements. As a result of these amendments, the Company recorded additional compensation cost of $2.5 million during the three months and nine months ended September 30, 2010.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the additional compensation cost related to the amendments of the LTIP agreements, was $2.6 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively, and $7.4 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively.

12. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$1,208	$1,309	$3,625	$3,685
Expected return on plan assets	(1,333)	(1,245)	(4,000)	(3,639)
Amortization of net actuarial loss	619	894	1,857	1,932

Total net periodic pension expense	$494	$958	$1,482	$1,978

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$14	$17	$43	$51
Interest cost	257	244	772	731
Amortization of net gain	—	(4)	—	(10)
Amortization of curtailment gain	(61)	(61)	(183)	(183)

Total net postretirement benefit expense	$210	$196	$632	$589

13. INCOME TAXES:

The Company’s effective tax rate as applied to pre-tax loss was 130% and 35% for the three months ended September 30, 2011 and 2010, respectively. The change in the Company’s effective tax rate during the three month periods was due primarily to changes in federal and state valuation allowances in each period, as well as the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2011 period.

The Company’s effective tax rate as applied to pre-tax income (loss) was 49% and 32% for the nine months ended September 30, 2011 and 2010, respectively. Changes in the Company’s valuation allowances during each period resulted in the change to the effective tax rate noted above.

As of September 30, 2011 and December 31, 2010, the Company had $15.1 million and $19.0 million of unrecognized tax benefits, respectively, of which $8.1 million and $9.0 million, respectively, would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $14.3 million, mainly due to the expiration of various statutes of limitations. As of September 30, 2011 and December 31, 2010, the Company had accrued $2.2 million and $1.9 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.

14. COMMITMENTS AND CONTINGENCIES:

On June 21, 2011, the Company announced its plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and will be funded by the Company, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between the Company and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by the Company’s board of directors. The Company expects to break ground on construction in late 2012 or early 2013 and expects the resort to be open for business in early 2016. At this time, the Company has not made any material financial commitments in connection with this development.

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

The Company previously invested in minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii through joint venture arrangements with two private real estate funds managed by DB Real Estate Opportunities Group. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of September 30, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

On February 22, 2005, the Company concluded the settlement of litigation with Nashville Hockey Club Limited Partnership (“NHC”), which owned the Nashville Predators National Hockey League (“NHL”) hockey team. At the closing of the settlement, NHC redeemed all of the Company’s outstanding limited partnership units in the Predators, and the Naming Rights Agreement between the Company and NHC was terminated. In addition, pursuant to a Consent Agreement among the Company, the National Hockey League and owners of NHC, the Company’s guaranty described below has been limited as described below.

In connection with the Company’s execution of an Agreement of Limited Partnership with NHC on June 25, 1997, the Company, its subsidiary CCK, Inc., Craig Leipold, Helen Johnson-Leipold (Mr. Leipold’s wife) and Samuel C. Johnson (Mr. Leipold’s father-in-law) entered into a guaranty agreement executed in favor of the NHL. This agreement provides for a continuing guarantee of the following obligations for as long as either of these obligations remains outstanding: (i) all obligations under the expansion agreement between NHC and the NHL; and (ii) all operating expenses of NHC. The maximum potential amount which the Company and CCK, collectively, could be liable under the guaranty agreement is $15.0 million, although the Company and CCK would have recourse against the other guarantors if required to make payments under the guarantee. In connection with the legal settlement with the Nashville Predators consummated on February 22, 2005, this guaranty has been limited so that the Company is not responsible for any debt, obligation or liability of NHC that arises from any act, omission or circumstance occurring after the date of the legal settlement. As of September 30, 2011, the Company had not recorded any liability in the condensed consolidated balance sheet associated with this guarantee.

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

As of September 30, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s derivative instruments related to natural gas prices and investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

The Company’s natural gas derivative instruments consist of over-the-counter swap contracts, which are not traded on a public exchange. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The Company determines the fair values of these swap contracts based on quotes, with appropriate adjustments for any significant impact of non-performance risk of the parties to the swap contracts. Therefore, the Company has categorized these swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, were as follows (in thousands):

		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan investments	$13,422	$13,422	$—	$—

Total assets measured at fair value	$13,422	$13,422	$—	$—

Variable to fixed natural gas swaps, net	$345	$—	$345	$—

Total liabilities measured at fair value	$345	$—	$345	$—

The remainder of the assets and liabilities held by the Company at September 30, 2011 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 8, in connection with the development of Gaylord National, the Company received two notes receivable from Prince George’s County, Maryland which had an aggregate carrying value of $130.5 million as of September 30, 2011. The aggregate fair value of these notes receivable, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the notes, was approximately $151 million as of September 30, 2011.

The Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on September 30, 2011 was $315.9 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $330 million as of September 30, 2011.

The Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, was $147.6 million as of September 30, 2011.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Hospitality	$207,092	$147,234	$634,607	$523,849
Opry and Attractions	18,108	11,011	48,044	32,702
Corporate and Other	32	27	94	81

Total	$225,232	$158,272	$682,745	$556,632

Depreciation and amortization:
Hospitality	$28,388	$21,866	$78,954	$67,528
Opry and Attractions	1,296	1,019	3,968	3,439
Corporate and Other	2,683	2,369	7,773	7,309

Total	$32,367	$25,254	$90,695	$78,276

Operating income (loss):
Hospitality	$25,437	$16,092	$96,604	$76,347
Opry and Attractions	3,498	92	6,721	346
Corporate and Other	(14,591)	(17,312)	(42,546)	(45,974)
Casualty loss	(162)	(6,014)	(630)	(37,361)
Preopening costs	(345)	(25,474)	(386)	(31,714)

Total operating income (loss)	13,837	(32,616)	59,763	(38,356)
Interest expense, net of amounts capitalized	(18,075)	(20,334)	(60,261)	(60,929)
Interest income	3,199	3,344	9,688	9,852
Income from unconsolidated companies	761	—	1,086	117
Net gain on extinguishment of debt	—	—	—	1,299
Other gains and (losses), net	(444)	377	(494)	217

Income (loss) before income taxes and discontinued operations	$(722)	$(49,229)	$9,782	$(87,800)

17. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$1,525	$225,227	$—	$(1,520)	$225,232
Operating expenses:
Operating costs	—	135,817	—	—	135,817
Selling, general and administrative	4,417	38,287	—	—	42,704
Casualty loss	100	62	—	—	162
Preopening costs	41	304	—	—	345
Management fees	—	1,520	—	(1,520)	—
Depreciation and amortization	944	31,423	—	—	32,367

Operating income (loss)	(3,977)	17,814	—	—	13,837
Interest expense, net of amounts capitalized	(18,317)	(30,244)	(103)	30,589	(18,075)
Interest income	26,055	3,716	4,017	(30,589)	3,199
Income from unconsolidated companies	—	761	—	—	761
Other gains and (losses), net	—	(444)	—	—	(444)

Income (loss) before income taxes	3,761	(8,397)	3,914	—	(722)
(Provision) benefit for income taxes	(1,702)	2,925	(2,160)	—	(937)
Equity in subsidiaries’ losses, net	(3,665)	—	—	3,665	—

Income (loss) from continuing operations	(1,606)	(5,472)	1,754	3,665	(1,659)
Income from discontinued operations, net of taxes	—	1	52	—	53

Net income (loss)	$(1,606)	$(5,471)	$1,806	$3,665	$(1,606)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$2,422	$158,266	$—	$(2,416)	$158,272
Operating expenses:
Operating costs	—	98,497	—	1	98,498
Selling, general and administrative	7,638	28,011	—	(1)	35,648
Casualty loss	1,052	4,962	—	—	6,014
Preopening costs	—	25,474	—	—	25,474
Management fees	—	2,416	—	(2,416)	—
Depreciation and amortization	1,074	24,180	—	—	25,254

Operating loss	(7,342)	(25,274)	—	—	(32,616)
Interest expense, net of amounts capitalized	(20,956)	(28,916)	(96)	29,634	(20,334)
Interest income	24,614	4,549	3,815	(29,634)	3,344
Other gains and (losses), net	(58)	435	—	—	377

Income (loss) before income taxes	(3,742)	(49,206)	3,719	—	(49,229)
(Provision) benefit for income taxes	2,770	15,931	(1,298)	—	17,403
Equity in subsidiaries’ losses, net	(30,808)	—	—	30,808	—

Income (loss) from continuing operations	(31,780)	(33,275)	2,421	30,808	(31,826)
Income (loss) from discontinued operations, net of taxes	—	(11)	57	—	46

Net income (loss)	$(31,780)	$(33,286)	$2,478	$30,808	$(31,780)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$4,461	$682,756	$—	$(4,472)	$682,745
Operating expenses:
Operating costs	—	402,469	—	(28)	402,441
Selling, general and administrative	12,759	116,071	—	—	128,830
Casualty loss	148	482	—	—	630
Preopening costs	41	345	—	—	386
Management fees	—	4,444	—	(4,444)	—
Depreciation and amortization	2,973	87,722	—	—	90,695

Operating income (loss)	(11,460)	71,223	—	—	59,763
Interest expense, net of amounts capitalized	(60,838)	(90,770)	(303)	91,650	(60,261)
Interest income	78,129	11,441	11,768	(91,650)	9,688
Income from unconsolidated companies	—	1,086	—	—	1,086
Other gains and (losses), net	—	(494)	—	—	(494)

Income before income taxes	5,831	(7,514)	11,465	—	9,782
(Provision) benefit for income taxes	(2,542)	2,526	(4,753)	—	(4,769)
Equity in subsidiaries’ earnings, net	1,785	—	—	(1,785)	—

Income (loss) from continuing operations	5,074	(4,988)	6,712	(1,785)	5,013
Income from discontinued operations, net of taxes	—	23	38	—	61

Net income (loss)	$5,074	$(4,965)	$6,750	$(1,785)	$5,074

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$5,696	$556,661	$—	$(5,725)	$556,632
Operating expenses:
Operating costs	—	333,808	—	(9)	333,799
Selling, general and administrative	17,338	96,538	—	(38)	113,838
Casualty loss	4,852	32,509	—	—	37,361
Preopening costs	—	31,714	—	—	31,714
Management fees	—	5,678	—	(5,678)	—
Depreciation and amortization	3,529	74,747	—	—	78,276

Operating loss	(20,023)	(18,333)	—	—	(38,356)
Interest expense, net of amounts capitalized	(62,210)	(86,986)	(251)	88,518	(60,929)
Interest income	72,825	14,372	11,173	(88,518)	9,852
Income from unconsolidated companies	—	117	—	—	117
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses), net	(54)	271	—	—	217

Income (loss) before income taxes	(8,163)	(90,559)	10,922	—	(87,800)
(Provision) benefit for income taxes	3,550	28,416	(3,841)	—	28,125
Equity in subsidiaries’ losses, net	(51,737)	—	—	51,737	—

Income (loss) from continuing operations	(56,350)	(62,143)	7,081	51,737	(59,675)
Income from discontinued operations, net of taxes	—	23	3,302	—	3,325

Net income (loss)	$(56,350)	$(62,120)	$10,383	$51,737	$(56,350)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents — unrestricted	$8,378	$3,744	$—	$—	$12,122
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	49,871	—	—	49,871
Deferred income taxes	104	4,760	680	—	5,544
Other current assets	4,094	55,155	—	(126)	59,123
Intercompany receivables, net	1,765,720	—	298,403	(2,064,123)	—

Total current assets	1,779,446	113,530	299,083	(2,064,249)	127,810

Property and equipment, net of accumulated depreciation	41,373	2,158,819	—	—	2,200,192
Notes receivable, net of current portion	—	141,742	—	—	141,742
Long-term deferred financing costs	17,169	—	—	—	17,169
Other long-term assets	658,339	360,813	—	(967,724)	51,428
Long-term assets of discontinued operations	—	—	401	—	401

Total assets	$2,496,327	$2,774,904	$299,484	$(3,031,973)	$2,538,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$746	$—	$—	$746
Accounts payable and accrued liabilities	12,599	149,177	—	(421)	161,355
Estimated fair value of derivative liabilities	345	—	—	—	345
Intercompany payables, net	—	1,975,152	88,971	(2,064,123)	—
Current liabilities of discontinued operations	—	—	281	—	281

Total current liabilities	12,944	2,125,075	89,252	(2,064,544)	162,727
Long-term debt and capital lease obligations, net of current portion	1,068,121	1,835	—	—	1,069,956
Deferred income taxes	(20,244)	131,375	(229)	—	110,902
Other long-term liabilities	57,557	83,899	—	295	141,751
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	926,668	1,081,063	(40,127)	(1,040,936)	926,668
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	475,668	(650,731)	250,136	75,601	150,674
Other stockholders’ equity	(20,272)	—	—	—	(20,272)

Total stockholders’ equity	1,377,949	432,720	210,010	(967,724)	1,052,955

Total liabilities and stockholders’ equity	$2,496,327	$2,774,904	$299,484	$(3,031,973)	$2,538,742

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$117,913	$6,485	$—	$—	$124,398
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	31,793	—	—	31,793
Estimated fair value of derivative assets	22	—	—	—	22
Deferred income taxes	67	5,748	680	—	6,495
Other current assets	3,364	45,754	—	(126)	48,992
Intercompany receivables, net	1,744,290	—	287,087	(2,031,377)	—

Total current assets	1,866,806	89,780	287,767	(2,031,503)	212,850
Property and equipment, net of accumulated depreciation	38,686	2,162,759	—	—	2,201,445
Notes receivable, net of current portion	—	142,651	—	—	142,651
Long-term deferred financing costs	12,521	—	—	—	12,521
Other long-term assets	654,722	362,282	—	(965,939)	51,065
Long-term assets of discontinued operations	—	—	401	—	401

Total assets	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$58,396	$178	$—	$—	$58,574
Accounts payable and accrued liabilities	14,622	161,142	—	(421)	175,343
Estimated fair value of derivative liabilities	12,475	—	—	—	12,475
Intercompany payables, net	—	1,947,054	84,323	(2,031,377)	—
Current liabilities of discontinued operations	—	—	357	—	357

Total current liabilities	85,493	2,108,374	84,680	(2,031,798)	246,749
Long-term debt and capital lease obligations, net of current portion	1,100,335	306	—	—	1,100,641
Deferred income taxes	(26,398)	127,768	(230)	—	101,140
Other long-term liabilities	58,559	83,346	—	295	142,200
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	481	2,388	1	(2,389)	481
Additional paid-in capital	916,359	1,081,056	(40,120)	(1,040,936)	916,359
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	470,594	(645,766)	243,386	77,386	145,600
Accumulated other comprehensive loss	(28,089)	—	—	—	(28,089)

Total stockholders’ equity	1,354,746	437,678	203,267	(965,939)	1,029,752

Total liabilities and stockholders’ equity	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by continuing operating activities	$682	$82,202	$21	$—	$82,905
Net cash provided by (used in) discontinued operating activities	—	37	(21)	—	16

Net cash provided by operating activities	682	82,239	—	—	82,921

Purchases of property and equipment	(4,428)	(89,416)	—	—	(93,844)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	10	2,192	—	—	2,202

Net cash used in investing activities — continuing operations	(4,418)	(84,759)	—	—	(89,177)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(4,418)	(84,759)	—	—	(89,177)

Net repayments under credit facility	(100,000)	—	—	—	(100,000)
Deferred financing costs paid	(10,074)	—	—	—	(10,074)
Proceeds from exercise of stock option and purchase plans	4,275	—	—	—	4,275
Other financing activities, net	—	(221)	—	—	(221)

Net cash used in financing activities — continuing operations	(105,799)	(221)	—	—	(106,020)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(105,799)	(221)	—	—	(106,020)

Net change in cash and cash equivalents	(109,535)	(2,741)	—	—	(112,276)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$8,378	$3,744	$—	$—	$12,122

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$(18,938)	$106,154	$816	$—	$88,032
Net cash provided by discontinued operating activities	—	23	644	—	667

Net cash provided by (used in) operating activities	(18,938)	106,177	1,460	—	88,699

Purchases of property and equipment	(1,669)	(108,264)	—	—	(109,933)
Collection of notes receivable	—	4,073	—	—	4,073
Other investing activities	—	130	—	—	130

Net cash used in investing activities — continuing operations	(1,669)	(104,061)	—	—	(105,730)
Net cash used investing activities — discontinued operations	—	—	(1,460)	—	(1,460)

Net cash used in investing activities	(1,669)	(104,061)	(1,460)	—	(107,190)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	2,297	—	—	—	2,297
Other financing activities, net	411	(1,335)	—	—	(924)

Net cash used in financing activities — continuing operations	(24,257)	(1,335)	—	—	(25,592)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(24,257)	(1,335)	—	—	(25,592)

Net change in cash and cash equivalents	(44,864)	781	—	—	(44,083)
Cash and cash equivalents at beginning of period	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of period	$131,007	$4,939	$—	$—	$135,946

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A of this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2010 or described from time to time in our other reports filed with the SEC. These include the risks and uncertainties associated with the flood damage to Gaylord Opryland and our other Nashville-area Gaylord facilities, which include our remaining flood-related repair projects and effects of the hotel closure including the loss of customer goodwill, uncertainty of future hotel bookings and other negative factors yet to be determined; economic conditions affecting the hospitality business generally, rising labor and benefits costs, the timing of any new development projects, increased costs and other risks associated with building and developing new hotel facilities, the geographic concentration of our hotel properties, business levels at the Company’s hotels, our ability to successfully operate our hotels, our ability to refinance indebtedness as it matures and our ability to obtain financing for new developments. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overall Outlook

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels, and increases in groups not fulfilling the minimum number of room nights originally contracted for, or rooms attrition. In recent quarters, we have begun to see stabilization in our industry and specifically in our business. We have seen increases in group travel as compared to the 2009 levels, as well as growth in outside-the-room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment when they reach our properties. Our attrition and cancellation levels have also decreased compared to 2009 and 2010 levels. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters. Although we continue to see pressure on rates for bookings that will travel in the shorter-term, in 2010 and thus far in 2011, we have experienced solid booking levels in future periods, as well as improvements in pricing for those bookings. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. While we continue to focus our marketing efforts on booking rooms in 2011, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.

See Part II, Item 1A of this quarterly report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

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

In addition, we have initiated an approximate $12 million enhancement to our existing Nashville flood protection system in an effort to provide 500-year flood protection for Gaylord Opryland, as well as an approximate $5 million enhancement in an effort to provide the same protection for the Grand Ole Opry House. We have worked with engineers to design the enhancements to be aesthetically pleasing and sensitive to adjacent property owners. It is anticipated that both projects will be completed by mid-to-late 2012.

Development Update

On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and will be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in late 2012 or early 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

Our investments in 2010 and thus far in 2011 consisted primarily of capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, a new resort pool at Gaylord Texan, the commencement of renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties. Our investments in the remainder of 2011 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties; the rooms renovation, new sports bar entertainment facility and resort pools at Gaylord Palms; design and architectural plans for our planned resort and convention center in Aurora, Colorado; and potentially, development or acquisition projects that have not yet been determined.

As described in Note 14 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2011 and 2010 included herewith, we have entered into a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.

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

Refinancing of our Credit Facility

As further described below in “Liquidity and Capital Resources – Principal Debt Agreements,” on August 1, 2011, we refinanced our $1.0 billion credit facility by entering into a $925 million senior secured credit facility.

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

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the three months and nine months ended September 30, 2011 and 2010, our total revenues were divided among these business segments as follows:

	Three months ended September 30,		Nine months ended September 30,
Segment	2011	2010	2011	2010

Hospitality	92.0%	93.0%	93.0%	94.1%
Opry and Attractions	8.0%	7.0%	7.0%	5.9%
Corporate and Other	0.0%	0.0%	0.0%	0.0%

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

In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships. As part of this strategy, on April 27, 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance, we are now offering leisure experiences featuring DreamWorks characters for our guests at all of our resort properties.

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and nine months ended September 30, 2011 and 2010. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months ended September 30,				Unaudited Nine Months ended September 30,
	2011	%	2010	%	2011	%	2010	%

Income Statement Data:
REVENUES:
Hospitality	$207,092	91.9%	$147,234	93.0%	$634,607	92.9%	$523,849	94.1%
Opry and Attractions	18,108	8.0%	11,011	7.0%	48,044	7.0%	32,702	5.9%
Corporate and Other	32	0.0%	27	0.0%	94	0.0%	81	0.0%

Total revenues	225,232	100.0%	158,272	100.0%	682,745	100.0%	556,632	100.0%

OPERATING EXPENSES:
Operating costs	135,817	60.3%	98,498	62.2%	402,441	58.9%	333,799	60.0%
Selling, general and administrative	42,704	19.0%	35,648	22.5%	128,830	18.9%	113,838	20.5%
Casualty loss	162	0.1%	6,014	3.8%	630	0.1%	37,361	6.7%
Preopening costs	345	0.2%	25,474	16.1%	386	0.1%	31,714	5.7%
Depreciation and amortization:
Hospitality	28,388	12.6%	21,866	13.8%	78,954	11.6%	67,528	12.1%
Opry and Attractions	1,296	0.6%	1,019	0.6%	3,968	0.6%	3,439	0.6%
Corporate and Other	2,683	1.2%	2,369	1.5%	7,773	1.1%	7,309	1.3%

Total depreciation and amortization	32,367	14.4%	25,254	16.0%	90,695	13.3%	78,276	14.1%

Total operating expenses	211,395	93.9%	190,888	120.6%	622,982	91.2%	594,988	106.9%

OPERATING INCOME (LOSS):
Hospitality	25,437	12.3%	16,092	10.9%	96,604	15.2%	76,347	14.6%
Opry and Attractions	3,498	19.3%	92	0.8%	6,721	14.0%	346	1.1%
Corporate and Other	(14,591)	(A )	(17,312)	(A )	(42,546)	(A )	(45,974)	(A )
Casualty loss	(162)	(B )	(6,014)	(B )	(630)	(B )	(37,361)	(B )
Preopening costs	(345)	(B )	(25,474)	(B )	(386)	(B )	(31,714)	(B )

Total operating income (loss)	13,837	6.1%	(32,616)	-20.6%	59,763	8.8%	(38,356)	-6.9%
Interest expense, net of amounts capitalized	(18,075)	(B )	(20,334)	(B )	(60,261)	(B )	(60,929)	(B )
Interest income	3,199	(B )	3,344	(B )	9,688	(B )	9,852	(B )
Income from unconsolidated companies	761	(B )	—	(B )	1,086	(B )	117	(B )
Net gain on extinguishment of debt	—	(B )	—	(B )	—	(B )	1,299	(B )
Other gains and (losses), net	(444)	(B )	377	(B )	(494)	(B )	217	(B )
(Provision) benefit for income taxes	(937)	(B )	17,403	(B )	(4,769)	(B )	28,125	(B )
Income from discontinued operations, net	53	(B )	46	(B )	61	(B )	3,325	(B )

Net income (loss)	$(1,606)	(B )	$(31,780)	(B )	$5,074	(B )	$(56,350)	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.
(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except percentages and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$225,232	$158,272	42.3%	$682,745	$556,632	22.7%
Total operating expenses	211,395	190,888	10.7%	622,982	594,988	4.7%
Operating income (loss)	13,837	(32,616)	142.4%	59,763	(38,356)	255.8%
Net income (loss)	(1,606)	(31,780)	94.9%	5,074	(56,350)	109.0%
Net income (loss) per share - fully diluted	(0.03)	(0.67)	95.5%	0.10	(1.20)	108.3%

Total Revenues

The increase in our total revenues for the three months ended September 30, 2011, as compared to the same period in 2010, is attributable to an increase in our Hospitality segment revenues of $59.9 million for the 2011 period and an increase in our Opry and Attractions segment revenue of $7.1 million for the 2011 period, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to a $72.4 million increase in revenues at Gaylord Opryland primarily as a result of being closed for all of the 2010 period due to the Nashville Flood, partially offset by a $12.5 million decrease at our other hotel properties. Total Hospitality revenues in the 2011 period include $1.4 million in attrition and cancellation fee collections, a $0.2 million decrease from the 2010 period.

The increase in our total revenues for the nine months ended September 30, 2011, as compared to the same period in 2010, is attributable to an increase in our Hospitality segment revenues of $110.8 million for the 2011 period and an increase in our Opry and Attractions segment revenue of $15.3 million for the 2011 period, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to a $130.1 million increase in revenues at Gaylord Opryland primarily as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by a $19.3 million decrease at our other hotel properties. Total Hospitality revenues in the 2011 period include $5.9 million in attrition and cancellation fee collections, a $1.2 million decrease from the 2010 period.

Total Operating Expenses

The increase in our total operating expenses for the three months ended September 30, 2011, as compared to the same period in 2010, is primarily due to increases of $51.6 million and $3.7 million at Gaylord Opryland and our Opry and Attractions segment, respectively, as a result of Gaylord Opryland being closed for all of the 2010 period and certain businesses in our Opry and Attractions segment being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by the 2010 period including $6.0 million in net casualty loss and $25.5 million in preopening costs associated with the Nashville Flood.

The increase in our total operating expenses for the nine months ended September 30, 2011, as compared to the same period in 2010, is primarily due to increases of $92.4 million and $9.0 million at Gaylord Opryland and our Opry and Attraction segment, respectively, as a result of being closed during a portion of the 2010 period due to the Nashville Flood, partially offset by the 2010 period including $37.4 million in net casualty loss and $31.7 million in preopening costs associated with the Nashville Flood.

Net Income (Loss)

Our net loss of $1.6 million for the three months ended September 30, 2011, as compared to a net loss of $31.8 million for the same period in 2010, was due primarily to the increase in our operating income described above, partially offset by the following factors:

•	A provision for income taxes of $0.9 million during the 2011 period, as compared to a benefit for income taxes of $17.4 million in the same period in 2010, described more fully below.

•	A $2.3 million decrease in interest expense, net of amounts capitalized, during the 2011 period, described more fully below.

Our net income of $5.1 million for the nine months ended September 30, 2011, as compared to a net loss of $56.4 million for the same period in 2010, was due primarily to the increase in our operating income described above, partially offset by the following factors:

•	A provision for income taxes of $4.8 million during the 2011 period, as compared to a benefit for income taxes of $28.1 million in the same period in 2010, described more fully below.

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

•

Increased occupancy levels at Gaylord Opryland (an increase of 7.6 percentage points of occupancy for the nine months ended September 30, 2011, as compared to the period that the hotel was open during the same period in 2010), resulting from increased levels of group business during the period, and increased outside-the-room spending at Gaylord Opryland (an increase of 24.3% for the nine months ended September 30, 2011, as compared to the period that the hotel was open during the same period in 2010), due primarily to increased banquet spending by group business. These factors resulted in increased RevPAR and increased Total RevPAR at Gaylord Opryland for the nine months ended September 30, 2011, as compared to the period that the hotel was open during the same period in 2010.

•

Decreased occupancy levels at Gaylord National (a decrease of 7.4 percentage points of occupancy and 7.0 percentage points of occupancy for the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010), primarily due to a decrease is associations and governmental groups. The decrease in governmental groups is partially driven by the uncertainty surrounding the U.S. government budget, as well as reductions in the federal per diem rate. The decrease in associations and governmental groups also led to decreased outside-the-room spending at Gaylord National (a decrease of 20.6% and 12.8% for the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010).

•

Decreased ADR at Gaylord Palms (a decrease of 7.4% and 3.1% for the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010), primarily due to a shift from corporate groups to associations and other lower-rated groups. The ADR decrease led to a decrease in RevPAR (a decrease of 13.6% and 2.6% for the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010), and the decrease of corporate groups led to decreases in outside-the-room spending and Total RevPAR (a decrease of 18.1% and 3.2% for the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010).

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Hospitality revenue (1)	$207,092	$147,234	40.7%	$634,607	$523,849	21.1%
Hospitality operating expenses:
Operating costs	123,137	88,281	39.5%	367,253	304,902	20.4%
Selling, general and administrative	30,130	20,995	43.5%	91,796	75,072	22.3%
Depreciation and amortization	28,388	21,866	29.8%	78,954	67,528	16.9%

Total Hospitality operating expenses	181,655	131,142	38.5%	538,003	447,502	20.2%

Hospitality operating income (2)	$25,437	$16,092	58.1%	$96,604	$76,347	26.5%

Hospitality performance metrics:
Occupancy (6)	73.6%	74.7%	-1.5%	72.2%	71.1%	1.5%
ADR	$159.25	$157.53	1.1%	$165.75	$166.91	-0.7%
RevPAR (3)(6)	$117.25	$117.63	-0.3%	$119.66	$118.73	0.8%
Total RevPAR (4)(6)	$280.56	$306.82	-8.6%	$290.62	$295.57	-1.7%
Net Definite Room Nights Booked (5)	320,000	241,000	32.8%	866,000	692,000	25.1%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented. Performance metrics for the nine months ended September 30, 2010 include Gaylord Opryland through May 2, 2010, the date the hotel closed due to the Nashville Flood.
(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland was closed.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues. Gaylord Opryland room nights available are not included in room nights available to guests while Gaylord Opryland was closed.
(5)	Gaylord Opryland net definite room nights booked for the nine months ended September 30, 2010 is net of approximately 283,000 cancellations due to the closure of the property.

(6)	Gaylord Palms occupancy, RevPAR and Total RevPAR exclude 6,343 room nights that were taken out of service during the three months and nine months ended September 30, 2011 as a result of a rooms renovation program.

The increase in total Hospitality segment revenue in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to increases of $72.4 million and $130.1 million, respectively, at Gaylord Opryland primarily as a result of being closed during a portion of the nine-month period in 2010 (including all of the third quarter of 2010) due to the Nashville Flood, partially offset by revenue decreases of $12.5 million and $19.3 million, respectively, at our other hotel properties as a result of slightly decreased occupancy rates and decreased outside-the-room spending during the 2011 periods. Total Hospitality revenues were also impacted by a decrease of $0.2 million and $1.2 million in attrition and cancellation fee collections during the three months and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Group	79.8%	82.7%	81.5%	82.3%
Transient	20.2%	17.3%	18.5%	17.7%

The increase in transient business during the three months and nine months ended September 30, 2011 as compared to the same periods in 2010 is primarily the result of a new resort pool at Gaylord Texan, which opened in May 2011.

Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily attributable to increases of $51.6 and $92.4 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the nine-month period in 2010 (including all of the third quarter of 2010) as a result of the Nashville Flood, as well as an increase at Gaylord Texan, partially offset by decreases in operating expenses at Gaylord National and Gaylord Palms, as described below.

Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of increases of $39.8 million and $69.4 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the nine-month period in 2010 (including all of the third quarter of 2010) as a result of the Nashville Flood, as described below.

Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of increases of $8.8 million and $15.7 million, respectively, at Gaylord Opryland as a result of being closed during a portion of the nine-month period in 2010 (including all of the third quarter of 2010) as a result of the Nashville Flood, as described below.

Total Hospitality segment depreciation and amortization expense increased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of an increase at Gaylord Opryland due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood, as well as $3.2 million in depreciation expense related to the disposal of certain fixed assets associated with the construction of our new resort pools at Gaylord Palms.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and nine months ended September 30, 2011 and 2010.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$72,364	n/a	n/a	$205,738	$75,642	172.0%

Operating expense data (1):
Operating costs	39,777	n/a	n/a	116,185	46,805	148.2%
Selling, general and administrative	8,832	n/a	n/a	25,787	10,101	155.3%
Hospitality performance metrics:
Occupancy	73.3%	n/a	n/a	72.6%	65.0%	11.7%
ADR	$153.12	n/a	n/a	$150.51	$145.15	3.7%
RevPAR	$112.17	n/a	n/a	$109.21	$94.41	15.7%
Total RevPAR	$273.21	n/a	n/a	$261.76	$217.14	20.5%

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs. Performance metrics for 2010 periods are through May 2, 2010, the date the hotel closed due to the Nashville Flood. See the discussion of casualty loss and preopening costs set forth below.

Total revenue increased at Gaylord Opryland in the nine months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of the hotel closing during portions of the 2010 period due to the Nashville Flood. During the nine months ended September 30, 2011, RevPAR and Total RevPAR increased as compared to the 2010 period in which the hotel was open as a result of increased occupancy, primarily corporate groups, and increased ADR. The increase in corporate groups also led to increases in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during the 2011 period. The increase in Total RevPAR was also impacted by higher collection of attrition and cancellation fees.

Operating costs and selling, general and administrative expenses increased at Gaylord Opryland in the nine months ended September 30, 2011, as compared to the same period in 2010, as a result of the hotel closing during portions of the 2010 period due to the Nashville Flood.

Gaylord Palms Results. The results of Gaylord Palms for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$26,704	$34,279	-22.1%	$109,943	$115,433	-4.8%
Operating expense data:
Operating costs	18,840	21,784	-13.5%	63,689	66,368	-4.0%
Selling, general and administrative	6,965	7,383	-5.7%	22,846	21,944	4.1%
Hospitality performance metrics:
Occupancy (1)	66.2%	71.0%	-6.8%	72.8%	72.5%	0.4%
ADR	$131.43	$141.86	-7.4%	$155.55	$160.46	-3.1%
RevPAR (1)	$87.02	$100.75	-13.6%	$113.26	$116.31	-2.6%
Total RevPAR (1)	$217.09	$265.00	-18.1%	$291.24	$300.73	-3.2%

(1)	Excludes 6,343 room nights that were taken out of service during the three months and nine months ended September 30, 2011 as a result of a rooms renovation program at Gaylord Palms.

Gaylord Palms results in the three months and nine months ended September 30, 2011 were impacted by the planned renovation of the property’s room product and the construction of a sports bar, resort pool complex and events lawn. While the property worked to minimize disruption, the renovation and construction activity did impact the property’s flexibility in accommodating in-the-year, for-the-year group business. Gaylord Palms revenue and RevPAR decreased in the three months ended September 30, 2011, as compared to the same period in 2010, as a result of a decrease in occupancy driven by a decrease in corporate groups and a decrease in ADR due to a shift from corporate groups to association and other lower-rated groups. In addition, that shift resulted in a decrease in outside-the-room spending, decreasing revenue and Total RevPAR for the three month period. The decrease in Gaylord Palms revenue and RevPAR in the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to a lower ADR, as rates in Orlando remain under short-term pressure, primarily due to the increase in room supply in the Orlando, Florida market that has seen slow absorption due to the challenging economic environment. Each of the 2010 periods were benefitted by the transfer of rooms from Gaylord Opryland as a result of the Nashville Flood. Revenue and Total RevPAR were further impacted by lower collection of attrition and cancellation fees during the 2011 periods.

Operating costs decreased at Gaylord Palms in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of lower variable costs associated with the declines in outside-the-room spending. Selling, general and administrative expenses fluctuated modestly during the three months and nine months ended September 30, 2011, as compared to the same periods in 2010.

Gaylord Texan Results. The results of Gaylord Texan for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$47,585	$44,115	7.9%	$143,635	$136,398	5.3%
Operating expense data:
Operating costs	26,343	24,556	7.3%	77,692	73,934	5.1%
Selling, general and administrative	5,975	5,408	10.5%	18,312	17,600	4.0%
Hospitality performance metrics:
Occupancy	79.9%	72.5%	10.2%	76.2%	72.5%	5.1%
ADR	$167.51	$156.39	7.1%	$176.16	$163.51	7.7%
RevPAR	$133.82	$113.46	17.9%	$134.19	$118.48	13.3%
Total RevPAR	$342.55	$317.34	7.9%	$348.28	$330.66	5.3%

The increase in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to higher occupancy and ADR during the 2011 periods, driven by an increase in higher-rated transient business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011 (for the nine-month period) and the impact of the new resort pool that opened during May 2011 (for the three-month and nine-month periods). This increase helped offset a shift in business mix from higher-rated corporate groups to lower-rated association groups. The increases in revenue and Total RevPAR were partially offset by lower collection of attrition and cancellation fees during the 2011 periods.

Operating costs at Gaylord Texan increased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to increased variable operating costs associated with the higher occupancy at the hotel. Selling, general and administrative expenses increased during the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to increased credit card fees and increased engineering costs.

Gaylord National Results. The results of Gaylord National for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$57,879	$67,079	-13.7%	$170,147	$191,393	-11.1%
Operating expense data:
Operating costs	36,735	41,013	-10.4%	106,581	115,242	-7.5%
Selling, general and administrative	7,852	7,854	0.0%	23,475	24,318	-3.5%
Hospitality performance metrics:
Occupancy	75.9%	83.3%	-8.9%	69.4%	76.4%	-9.2%
ADR	$184.78	$174.12	6.1%	$194.37	$193.41	0.5%
RevPAR	$140.25	$144.98	-3.3%	$134.85	$147.74	-8.7%
Total RevPAR	$315.19	$365.29	-13.7%	$312.25	$351.24	-11.1%

Gaylord National revenue and Total RevPAR decreased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily as a result of lower occupancy and decreased outside-the-room spending during the 2011 periods, primarily due to a decrease in associations and governmental groups. The decrease in governmental groups was partially driven by the uncertainty surrounding the U.S. government budget, as well as reductions in the federal per diem rate. In addition, the 2010 periods were benefitted by the transfer of rooms from Gaylord Opryland as a result of the Nashville Flood.

Operating costs at Gaylord National decreased in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to decreased variable operating costs associated with the decrease in occupancy and outside-the-room revenues, as well as a decrease in property taxes. Selling, general and administrative expenses decreased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to a decrease in incentive compensation costs.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Total revenues	$18,108	$11,011	64.5%	$48,044	$32,702	46.9%
Operating expense data:
Operating costs	9,714	7,262	33.8%	26,543	20,722	28.1%
Selling, general and administrative	3,600	2,638	36.5%	10,812	8,195	31.9%
Depreciation and amortization	1,296	1,019	27.2%	3,968	3,439	15.4%

Operating income (1)	$3,498	$92	3702.2%	$6,721	$346	1842.5%

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.

The increase in revenues in the Opry and Attractions segment for the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to increases in each of the businesses that were temporarily closed during 2010 as a result of the Nashville Flood.

The increase in Opry and Attractions operating costs and selling, general and administrative costs in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, was due primarily to the increase in each of the businesses that were temporarily closed during 2010 as a result of the Nashville Flood.

The increase in Opry and Attractions depreciation expense in the three months and nine months ended September 30, 2011, as compared to the same periods in 2010, was due primarily to new assets put into service during 2010 as a result of the Nashville Flood.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Total revenues	$32	$27	18.5%	$94	$81	16.0%
Operating expense data:
Operating costs	2,966	2,956	0.3%	8,646	8,176	5.7%
Selling, general and administrative	8,974	12,014	-25.3%	26,221	30,570	-14.2%
Depreciation and amortization	2,683	2,369	13.3%	7,773	7,309	6.3%

Operating loss (1)	$(14,591)	$(17,312)	15.7%	$(42,546)	$(45,974)	7.5%

(1)	Corporate and Other segment results do not include the effect of casualty loss. See the discussion of casualty loss set forth below.

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the nine months ended September 30, 2011, as compared to the same period in 2010, due primarily to higher employment costs.

Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased in the three months and nine months ended September 30, 2011, as compared to same periods in 2010, due primarily to the 2010 periods including a $2.5 million non-cash charge related to amendments to certain executives’ restricted stock unit agreements.

Corporate and Other depreciation and amortization expense increased slightly in the three months and nine months ended September 30, 2011 as compared with the same periods in 2010, primarily due to an increase in software placed into service.

Operating Results – Casualty Loss

As a result of the Nashville Flood discussed above, during the three months and nine months ended September 30, 2011 and 2010, casualty loss was comprised of the following (in thousands):

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Hospitality	Opry and Attractions	Corporate and Other	Total	Hospitality	Opry and Attractions	Corporate and Other	Total

Site remediation	$—	$1	$(40)	$(39)	$(179)	$286	$(81)	$26
Non-capitalized repairs of buildings and equipment	—	6	1	7	—	10	14	24
Other	—	77	117	194	6	129	445	580

Net casualty loss	$—	$84	$78	$162	$(173)	$425	$378	$630

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Hospitality	Opry and Attractions	Corporate and Other	Total	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total

Site remediation	$2,215	$419	$251	$2,885	$14,139	$2,810	$813	$—	$17,762
Impairment of property and equipment	227	26	939	1,192	30,471	5,189	7,073	—	42,733
Other asset write-offs	(35)	(8)	—	(43)	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	267	738	53	1,058	1,673	2,232	119	—	4,024
Continuing costs during shut-down period	(240)	607	14	381	15,717	2,801	643	—	19,161
Other	49	10	482	541	166	87	519	—	772
Insurance proceeds	—	—	—	—	—	—	—	(50,000)	(50,000)

Net casualty loss	$2,483	$1,792	$1,739	$6,014	$63,977	$14,217	$9,167	$(50,000)	$37,361

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the three months and nine months ended September 30, 2011 primarily relate to a new restaurant concept at the Radisson Hotel at Opryland that opened in the third quarter of 2011.

As a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, we incurred costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs other than depreciation and amortization incurred from June 10, 2010 (the date at which we determined that the remediation was substantially complete) through the date of reopening, as preopening costs. During the three months and nine months ended September 30, 2010, we incurred $25.5 million and $31.7 million, respectively, in preopening costs related to the Nashville Flood.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Interest expense, net of amounts capitalized	$(18,075)	$(20,334)	11.1%	$(60,261)	$(60,929)	1.1%
Interest income	3,199	3,344	-4.3%	9,688	9,852	-1.7%
Income from unconsolidated companies	761	—	100.0%	1,086	117	828.2%
Net gain on extinguishment of debt	—	—	0.0%	—	1,299	-100.0%
Other gains and (losses), net	(444)	377	-217.8%	(494)	217	-327.6%
(Provision) benefit for income taxes	(937)	17,403	-105.4%	(4,769)	28,125	-117.0%
Income from discontinued operations, net of taxes	53	46	15.2%	61	3,325	-98.2%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $2.3 million to $18.1 million (net of capitalized interest of $0.1 million) during the three months ended September 30, 2011, as compared to the same period in 2010, due primarily to a decrease in interest expense associated with our refinanced credit facility, partially offset by the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility.

Interest expense, net of amounts capitalized, decreased $0.7 million to $60.3 million (net of capitalized interest of $0.3 million) during the nine months ended September 30, 2011, as compared to the same period in 2010, due primarily to a decrease in interest expense associated with our refinanced credit facility, partially offset by the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility.

Cash interest expense decreased $4.5 million to $12.1 million in the three months ended September 30, 2011, and decreased $3.5 million to $45.6 million in the nine months ended September 30, 2011, as compared to the same periods in 2010. Noncash interest expense, which includes amortization of deferred financing costs and debt discounts, the write-off of deferred financing costs, and capitalized interest, increased $2.2 million to $6.0 million in the three months ended September 30, 2011, and increased $2.9 million to $14.7 million in the nine months ended September 30, 2011, as compared to the same periods in 2010.

Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 5.7% and 6.8% for the three months and 6.6% and 6.8% for the nine months ended September 30, 2011 and 2010, respectively.

Interest Income

Interest income for the three months and nine months ended September 30, 2011 and 2010 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.

Income from Unconsolidated Companies

We account for our investment in RHAC Holdings, LLC (the joint venture entity which owns the Aston Waikiki Beach Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months and nine months ended September 30, 2011 and 2010 consisted of equity method income and dividends from this investment.

Net Gain on Extinguishment of Debt

During the nine months ended September 30, 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.3 million as a result of the repurchases.

Other Gains and (Losses)

Other gains and (losses) for the three months and nine months ended September 30, 2011 and 2010 primarily consisted of miscellaneous income and expense related to the retirements of fixed assets.

Provision (Benefit) for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	(155)	1	16	(2)
Change in treatment of Medicare Part D subsidies	—	—	—	(1)
Other	(10)	(1)	(2)	—

Effective tax rate	(130)%	35%	49%	32%

The change in the Company’s effective tax rate during the three months ended September 30, 2011, as compared to the same period in 2010, was due primarily to changes in federal and state valuation allowances in each period, as well as the effect of the change in the estimated annual effective rate as applied to prior quarters’ income during the 2011 period.

Changes in the Company’s valuation allowances during each period resulted in the change to the effective tax rate during the nine months ended September 30, 2011, as compared to the same period in 2010.

Income from Discontinued Operations, Net of Taxes

During the second quarter of 2010, in a continued effort to focus on our core Gaylord Hotels and Opry and Attractions businesses, we committed to a plan of disposal of our Corporate Magic business. On June 1, 2010, we completed the sale of Corporate Magic through the transfer of all of our equity interests in Corporate Magic, Inc. in exchange for a note receivable which was recorded at its fair value of $0.4 million. During the nine months ended September 30, 2010, we recognized a pretax gain of $0.6 million related to the sale of Corporate Magic, as well as a permanent tax benefit of $3.2 million related to the sale.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the nine months ended September 30, 2011, our net cash flows provided by operating activities - continuing operations were $82.9 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, write-off of deferred financing costs, income from unconsolidated companies, and losses on the disposals of certain fixed assets of approximately $119.7 million, partially offset by unfavorable changes in working capital of approximately $36.8 million. The unfavorable changes in working capital primarily resulted from a decrease in accrued expenses, primarily related to the payment of accrued compensation and accrued expenses associated with our hotel holiday programs, an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord National and Gaylord Texan, and an increase in prepaid expenses, primarily associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland and increased advanced ticket sales within our Opry and Attractions segment.

During the nine months ended September 30, 2010, our net cash flows provided by operating activities - continuing operations were $88.0 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $93.2 million, partially offset by unfavorable changes in working capital of approximately $5.2 million. The unfavorable changes in working capital primarily resulted from an increase in income taxes receivable, primarily due to the estimated federal tax refund related to the casualty loss sustained from the Nashville Flood for income tax purposes, partially offset by the collection of federal tax refunds related to 2008 and 2009, and an increase in prepaid expenses associated with our holiday programs, partially offset by an increase in accrued compensation and increased accrued interest on our convertible notes and 6.75% senior notes.

Cash Flows From Investing Activities. During the nine months ended September 30, 2011, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $93.8 million, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National and $2.2 million in proceeds from the sale of certain fixed assets. Our capital expenditures during the nine months ended September 30, 2011 primarily included remaining flood-related projects at Gaylord Opryland, the building of our new resort pool at Gaylord Texan, the commencement of renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.

During the nine months ended September 30, 2010, our primary uses of funds and investing activities were purchases of property and equipment, which totaled $109.9 million, partially offset by the receipt of a $3.8 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National. Our capital expenditures during the nine months ended September 30, 2010 primarily included construction at Gaylord Opryland and the Grand Ole Opry House primarily related to rebuilding costs associated with the Nashville Flood, as well as ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the nine months ended September 30, 2011, our net cash flows used in financing activities were approximately $106.0 million, primarily reflecting $100.0 million in repayments under our credit facility and the payment of $10.1 million in deferred financing costs associated with the refinancing of our credit facility, partially offset by $4.3 million in proceeds from the exercise of stock option and purchase plans.

During the nine months ended September 30, 2010, our net cash flows used in financing activities were approximately $25.6 million, primarily reflecting the payment of $27.0 million to repurchase portions of our senior notes.

Liquidity

As further described above, we anticipate investing in our operations during 2011 through ongoing maintenance of our existing hotel properties and a rooms renovation, a new sports bar entertainment facility and new resort pools at Gaylord Palms. We plan to use our existing cash on hand and cash flow from operations to fund these expenditures. On an ongoing basis, we evaluate potential acquisition opportunities and future development opportunities for hotel properties and have considered expanding our existing hotel properties. On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado. The project is expected to cost approximately $800 million and will be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in late 2012 or early 2013 and expect the resort to be open for business in early 2016. We anticipate that our 2011 expenditures surrounding the Aurora development will be limited to design and architectural plans. At this time, we have not made any material financial commitments in connection with this development.

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

Principal Debt Agreements

$925 Million Credit Facility. On August 1, 2011, we refinanced our previous $1.0 billion credit facility by entering into a $925 million senior secured credit facility by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the “$925 Million Credit Facility”). The $925 Million Credit Facility consists of the following components: (a) a $525.0 million senior secured revolving credit facility, of which $200.0 million was drawn at closing, and includes a $75.0 million letter of credit sublimit and a $50.0 million sublimit for swingline loans, and (b) a $400.0 million senior secured term loan facility, which was fully funded at closing. The $925 Million Credit Facility also includes an accordion feature that will allow us to increase the facility by a total of up to $475.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The $925 Million Credit Facility matures on August 1, 2015 and bears interest at an annual rate of LIBOR plus 2.25% or the bank’s base rate plus 1.25%, subject to adjustment based on our implied debt service coverage ratio, as defined in the agreement. Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period for LIBOR-based loans. Principal is payable in full at maturity. We are required to pay a fee of 0.3% to 0.4% per year of the average unused portion of the $925 Million Credit Facility. The purpose of the $925 Million Credit Facility is for working capital, capital expenditures, and other corporate purposes.

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

As a result of the refinancing of the previous $1.0 billion credit facility, we wrote off $1.7 million of deferred financing costs, which are included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2011, $600.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility for us, which left $317.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

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

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. At September 30, 2011, none of the conditions permitting conversion were satisfied and, thus, the Convertible Notes are not currently convertible.

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

Upon a Fundamental Change (as defined in the Indenture), holders may require us to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined in the Indenture). The Convertible Notes are not redeemable at our option prior to maturity.

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

6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “Senior Notes”). The Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year, starting on May 15, 2005. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In addition, the Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our $925 Million Credit Facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to our other indebtedness.

During the nine months ended September 30, 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding Senior Notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pretax gain of $1.3 million as a result of the repurchases. We used available cash to finance the purchases and intend to consider additional repurchases of our Senior Notes from time to time depending on market conditions.

Future Developments

As described in “Development Update” above, we are considering other potential hotel sites throughout the country, including Aurora, Colorado and Mesa, Arizona.

Off-Balance Sheet Arrangements

As described in Note 14 to our condensed consolidated financial statements included herein, we invested in two unconsolidated entities, one of which owns a hotel located in Hawaii and the other which formerly owned a hotel located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of September 30, 2011 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2011, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,112,180	$—	$—	$1,112,180	$—
Capital leases	2,582	746	1,325	511	—
Construction commitments	80,993	80,993	—	—	—
Operating leases (1)	646,788	7,294	11,920	8,601	618,973
Other	18,925	6,033	10,988	1,904	—

Total contractual obligations	$1,861,468	$95,066	$24,233	$1,123,196	$618,973

(1)	The total operating lease commitments of $646.8 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no newly identified critical accounting policies in the first nine months of 2011 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months and nine months ended September 30, 2011 and 2010 included herewith.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 Million Credit Facility currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $600.0 million in borrowings outstanding under our $925 Million Credit Facility as of September 30, 2011 would increase by approximately $6.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at September 30, 2011. As a result, the interest rate market risk implicit in these investments at September 30, 2011, if any, is low.

Risk Related to Changes in Natural Gas Prices

As of September 30, 2011, we held nine variable to fixed natural gas price swaps with respect to the purchase of 265,000 dekatherms of natural gas in order to fix the prices at which we purchase that volume of natural gas for our hotels. These natural gas price swaps, which have remaining terms of up to three months, effectively adjust the price on that volume of purchases of natural gas to a weighted average price of $5.11 per dekatherm. These natural gas swaps are deemed effective, and, therefore, the hedges have been treated as an effective cash flow hedge. If the forward price of natural gas futures contracts for delivery at the Henry Hub as of September 30, 2011 as quoted on the New York Mercantile Exchange was to increase or decrease by 10%, the net derivative liability associated with the fair value of our natural gas swaps outstanding as of September 30, 2011 would have decreased or increased by $0.1 million.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described above under Principal Debt Agreements and in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.

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

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of September 30, 2011, the value of the investments in the pension fund was $59.5 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.0 million.

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

Our future construction projects, including our planned projects in Mesa, Arizona and Aurora, Colorado, as well as the possible expansions of Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or noncompliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects, and we may enter into joint ventures or alliances with one or more third parties. We have no specific financing plans for projects, and we do not know if any needed financing will be available on favorable terms.

We will be required to refinance our $925 million senior secured credit facility before it matures in 2015 and may be required to refinance our 6.75% senior notes and 3.75% convertible senior notes before they mature in 2014, and there is no assurance that we will be able to refinance our debt on acceptable terms.

The revolving loan, letters of credit and term loan under our $925 million senior secured credit facility mature on August 1, 2015. Prior to this date, we will be required to refinance this credit facility in order to finance our ongoing capital needs. Our outstanding 6.75% senior notes and 3.75% convertible senior notes mature on November 15, 2014 and October 1, 2014, respectively. On or before the maturity date, we may not have cash available to pay this amount, and we may be required to refinance the notes. Our ability to refinance the $925 million senior secured credit facility and our outstanding 6.75% senior notes and 3.75% convertible senior notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. There is no assurance that we will be able to obtain additional financing on acceptable terms.

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

In addition, we have adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 22% or more of our outstanding common stock or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 22% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. In August 2011, our Board of Directors extended the expiration of the preferred stock purchase rights by one year. The preferred stock purchase rights are currently scheduled to expire in August 2012, unless they are earlier redeemed or their expiration is further extended by our Board of Directors.

We are also subject to anti–takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of our certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for publicly traded equity securities or our notes, and also could limit the price that investors are willing to pay in the future for shares of our publicly traded equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

See Index to Exhibits following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: November 4, 2011	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

4.1	Amendment No. 1 dated as of August 12, 2011 to the Amended and Restated Rights Agreement, dated as of March 9, 2009, between Gaylord Entertainment Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2011).

10.1	Third Amended and Restated Credit Agreement dated August 1, 2011 among the Company, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Gaylord Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.