Form 10-K
period 2011-12-31
GAYLORD ENTERTAINMENT CO /DE
filed 2012-02-24
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 1-13079

GAYLORD ENTERTAINMENT COMPANY

(Exact name of Registrant as Specified in its Charter)

Delaware	73-0664379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gaylord Drive, Nashville, Tennessee	37214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 316-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock - $.01 par value per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2011 was approximately $1,074,642,150 (assuming solely for this purpose that shares beneficially owned by persons other than officers or directors of the registrant, and their affiliates, are held by non-affiliates).

As of January 31, 2012, there were 48,553,994 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GAYLORD ENTERTAINMENT COMPANY

2011 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include discussions regarding the Company’s operating strategy, strategic plan, hotel and attractions development strategy, industry and economic conditions, financial condition, liquidity and capital resources, and results of operations. You can identify these statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “proposes,” “projects,” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including, but not limited to, those contained in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 1. Business

We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our hospitality business includes our Gaylord branded hotels, consisting of the Gaylord Opryland Resort & Convention Center in Nashville, Tennessee (“Gaylord Opryland”), the Gaylord Palms Resort & Convention Center near Orlando, Florida (“Gaylord Palms”), the Gaylord Texan Resort & Convention Center near Dallas, Texas (“Gaylord Texan”) and the Gaylord National Resort & Convention Center near Washington D.C. (“Gaylord National”). We also own and operate the Radisson Hotel at Opryland in Nashville, Tennessee.

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

Our operations are organized into three principal business segments: (i) Hospitality, which includes our hotel operations; (ii) Opry and Attractions, which includes our Grand Ole Opry assets, WSM-AM and our Nashville attractions; and (iii) Corporate and Other, which includes corporate expenses. These three business segments — Hospitality, Opry and Attractions, and Corporate and Other — represented approximately 93%, 7%, and 0%, respectively, of total revenues for 2011.

Financial information by industry segment and for each of our Gaylord hotel properties as of December 31, 2011 and for each of the three years in the period then ended appears in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Financial Reporting by Business Segments note (Note 17) to our consolidated financial statements included in this Annual Report on Form 10-K.

Strategy

Our goal is to become the nation’s premier hotel brand primarily serving the meetings and conventions sector and to enhance our business by offering vacation and entertainment opportunities to our guests and target consumers. Our Gaylord branded hotels focus on the large group meetings market in the United States. Our properties and services are designed to appeal to meeting planners who arrange these large group meetings.

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

Create Customer Rotation Between Our Hotels. In order to further capitalize on our success in Nashville, we opened our Gaylord Palms hotel in January 2002, our Gaylord Texan hotel in April 2004 and our Gaylord National hotel in April 2008. We re-launched our Gaylord Opryland hotel in November 2010 after flood-related renovations. As further described in the “Future Development” section below, we have announced our plans to develop a resort and convention hotel in Aurora, Colorado, and we are a party to a land purchase agreement with respect to a potential hotel development in Mesa, Arizona. We have focused the efforts of our sales force to capitalize on our expansion and the desires of some of our large group meeting clients to meet in different areas of the country each year, as well as to establish relationships with new customers as we increase our geographic reach. We believe there is a significant opportunity to establish strong relationships with new customers and rotate them among our properties.

Leverage Brand Name Awareness. We believe the Grand Ole Opry is one of the most recognized entertainment brands in the United States. We promote the Grand Ole Opry name through various media, including our WSM-AM radio station, the Internet and television, and through performances by the Grand Ole Opry’s members, many of whom are renowned country music artists, and we believe that significant growth opportunities exist through leveraging and extending the Grand Ole Opry brand into other products and markets. As such, we have alliances in place with multiple distribution partners in an effort to foster brand extension. We are continuously exploring additional products, such as television specials and retail products, through which we can capitalize on our brand affinity and awareness. We believe that licensing our brand for products may provide an opportunity to increase revenues and cash flow with relatively little capital investment.

Industry Description

According to the February 2011 study, “The Economic Significance of Meetings to the U.S. Economy,” conducted by PriceWaterhouseCoopers and published by the Convention Industry Council, in 2009, the meetings industry generated approximately $263 billion in direct spending. Of this amount, approximately $62 billion was spent on accommodations and food and beverage. These revenues include attendee “economic impact” (which includes spending on lodging, meals, entertainment and in-city transportation), not all of which we capture. An additional approximate $150 billion was spent on meetings and other commodities, which include event producer total gross sales (which include exhibitor and sponsor expenditures) and venue rentals. Convention hotels that attract larger group meetings typically have more than 1,000 guest rooms and, on average, contain approximately 125,000 square feet of exhibit space and approximately 45 meeting rooms.

According to the same study published by the Convention Industry Council, the group meetings market was comprised of approximately 1.8 million events in 2009, of which approximately 71% were corporate meetings and approximately 29% were conventions, trade shows, incentive and other meetings. Of the 100 largest hotels with meeting space, as tracked by Smith Travel Research, over half of the hotels contain over 130,000 square feet of meeting and exhibit space. Conversely, only 4% of these properties feature 500,000 square feet or more to host the nation’s largest groups. Examples of industries participating in larger meetings include health care, home furnishings, computers, sporting goods and recreation, education, building and construction, industrial, agriculture, food and beverage, boats and automotive. Conventions and association-sponsored events, which draw a large number of attendees requiring extensive meeting space and room availability, account for over half of total group spending and economic impact. Because groups, associations and trade shows generally select their sites two to six years in advance, thereby increasing earnings visibility, and our group customers enter into contracts that provide for minimum spending on stays and cancellation and attrition fees, we believe the convention hotel segment of the lodging industry is more predictable than the general lodging industry.

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

Based on our information and information and data obtained from Smith Travel Research, the hotels within the United States with the greatest levels of exhibit and meeting space as of January 2012 are as follows:

Facility	Location	Hotel Rooms	Total Exhibit and Meeting Space (sq. ft.)
Venetian Resort & Casino	Las Vegas, NV	4,049	2,250,000
Mandalay Bay Resort & Casino	Las Vegas, NV	4,332	1,295,655
Gaylord Opryland Resort & Convention Center	Nashville, TN	2,882	640,000
MGM Grand Hotel & Casino	Las Vegas, NV	5,044	600,000
Gaylord National Resort & Convention Center	National Harbor, MD	1,996	470,000
Marriott Orlando World Center	Orlando, FL	2,000	450,000
Rosen Shingle Creek	Orlando, FL	1,500	445,000
Gaylord Texan Resort & Convention Center	Grapevine, TX	1,511	400,000
Gaylord Palms Resort & Convention Center	Kissimmee, FL	1,406	400,000
Hilton Anatole Hotel	Dallas, TX	1,608	344,638
Walt Disney World Swan and Dolphin Resort	Lake Buena Vista, FL	758	329,000
Caesars Palace	Las Vegas, NV	4,016	300,000
The Peabody Orlando	Orlando, FL	1,641	300,000
The Westin Diplomat Resort & Spa	Hollywood, FL	1,058	269,000
Sheraton Dallas	Dallas, TX	1,840	230,000
Disney’s Coronado Springs Resort	Lake Buena Vista, FL	1,921	220,000
Grand Sierra Resort & Casino	Reno, NV	2,001	200,000

Gaylord Hotels — Strategic Plan

Our goal is to become the nation’s premier brand in the meetings and convention sector. To accomplish this, our business strategy is to develop resorts and convention centers in desirable event destinations that are designed based in large part on the needs of meeting planners and attendees. Using the slogan “All-in-One-Place,” our hotels incorporate meeting, convention and exhibition space with a large hotel property so the attendees never have to leave the location during their meetings. This concept of a self-contained destination dedicated primarily to the meetings industry has placed our Gaylord hotels among the leading convention hotels in the country. In addition to operating Gaylord Opryland, we opened the Gaylord Palms in January 2002, the Gaylord Texan in April 2004 and the Gaylord National in April 2008. We believe that our hotels will enable us to capture additional convention business from groups that currently utilize one of our hotels but must rotate their meetings to other locations due to their attendees’ desires to visit different areas. In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, DreamWorks experiences, proposed water and snow park, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships.

Gaylord Opryland Resort and Convention Center — Nashville, Tennessee. Gaylord Opryland is one of the leading convention destinations in the United States based upon number of rooms, exhibit space and conventions held. Designed with lavish gardens and expansive atrium areas, the resort is situated on approximately 172 acres in the Opryland complex. Gaylord Opryland is one of the largest hotels in the United States in terms of number of guest rooms. Gaylord Opryland has a number of themed restaurants, retail outlets, and a full-service spa with 27,000 square feet of dedicated space and 12 treatment rooms. It also serves as a destination resort for vacationers due to its proximity to the Grand Ole Opry, the General Jackson Showboat, the Gaylord Springs Golf Links (Gaylord’s 18-hole championship golf course), and other attractions in the Nashville area. Gaylord Opryland has 2,882 signature guest rooms, four ballrooms with approximately 127,000 square feet, 111 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 640,000 square feet. Gaylord Opryland has been recognized by many industry and commercial publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008, 2010 and 2011, as well as Meeting & Convention’s Gold Key and Gold Platter Awards every year since 1993.

Gaylord Palms Resort and Convention Center — Kissimmee, Florida. Gaylord Palms has 1,406 signature guest rooms, three ballrooms with approximately 76,000 square feet, 76 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The resort is situated on a 65-acre site in Osceola County, Florida and is approximately a five minute drive from the main gate of the Walt Disney World® Resort complex. Gaylord Palms has a number of themed restaurants, retail outlets and a full-service spa, with 20,000 square feet of dedicated space and 25 treatment rooms. A new resort pool is currently under construction and is scheduled to open during the first half of 2012, and a new 2-story sports bar complex opened in February 2012. Hotel guests also have golf privileges at the world class Falcon’s Fire Golf Club, located a half-mile from the property. The Gaylord Palms is rated as a AAA Four-Diamond Hotel and has been recognized by many publications, receiving Successful Meetings magazine’s Pinnacle Award in 2007, 2008, 2009, 2010 and 2011 and Meeting and Convention’s Gold Key and Gold Platter Awards every year since 2003.

Gaylord Texan Resort and Convention Center — Grapevine, Texas. Gaylord Texan is situated on approximately 85 acres and is located approximately six minutes from the Dallas/Fort Worth International Airport. The hotel features a lavish and expansive atrium, 1,511 signature guest rooms, three ballrooms with approximately 85,000 square feet, 70 banquet/meeting rooms, and total meeting, exhibit and pre-function space of approximately 400,000 square feet. The property also includes a number of themed restaurants, retail outlets and a full-service spa with 25,000 square feet of dedicated space and 12 treatment rooms. Guests also have access to the adjacent Cowboys Golf Club. In 2006, we opened the Glass Cactus entertainment complex, an approximately 39,000 square feet venue with a performance stage, dance floor, and a two-story outdoor deck, on land we own adjacent to the hotel. In 2011, we opened the Paradise Springs resort pool, a western-themed 10-acre resort pool and lazy river complex. The Gaylord Texan is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award in 2008, Meeting and Convention’s Gold Key Award every year since 2005 and Meeting and Convention’s Gold Platter Award in 2007, 2010 and 2011.

Gaylord National Resort and Convention Center—Prince George’s County, Maryland. Gaylord National opened in April 2008 and is situated on approximately 42 acres of land located on the Potomac River in Prince George’s County, Maryland, eight miles south of Washington, D.C. The hotel has 1,996 signature guest rooms, four ballrooms with approximately 103,000 square feet, 82 conference and breakout rooms, and total meeting, exhibit and pre-function space of approximately 470,000 square feet. The hotel complex includes an 18-story glass atrium, a 20,000 square foot spa and fitness center with 12 treatment rooms, and entertainment options such as restaurants, shops, and a two-story rooftop nightclub. The Gaylord National is rated as a AAA Four-Diamond Hotel, and it received Successful Meetings magazine’s Pinnacle Award in 2011 and Meeting and Convention’s Gold Key Award in 2009, 2010 and 2011.

Radisson Hotel at Opryland. We also own and operate the Radisson Hotel at Opryland, a Radisson franchise hotel, which is located across the street from Gaylord Opryland. The hotel has 303 rooms and approximately 14,000 square feet of meeting space. In 2000, we entered into a 20-year franchise agreement with Radisson in connection with the operation of this hotel.

Future Development. In 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and could be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

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

In January 2012, we announced that we had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to the Gaylord Opryland Resort & Convention Center on land that we currently own. The Dollywood Company will operate the park, and we will contribute both land and cash to represent our 50 percent share of the venture. Phase one of the project is a yet unnamed approximately $50 million water and snow park, which we believe will be the first of its kind in the U.S. An early 2013 groundbreaking date is expected with the park opening slated for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure and other contingencies.

We are also considering expansions at Gaylord Texan and Gaylord Palms, as well as other potential hotel sites throughout the country. In addition, we are reevaluating our prior considerations regarding a possible expansion at Gaylord Opryland. We have made no commitments to construct expansions of our current facilities. We are closely monitoring the condition of the economy and the availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence construction of these proposed expansion projects.

Opry and Attractions

The Grand Ole Opry. The Grand Ole Opry, which celebrated its 86th anniversary in 2011, is one of the most widely known platforms for country music in the world. The Opry features a live country music show with performances every Friday and Saturday night, as well as additional weekly performances on a seasonal basis. The Opry House, home of the Grand Ole Opry, seats approximately 4,400 and is located in the Opryland complex. The Grand Ole Opry moved to the Opry House in 1974 from its most famous home in the Ryman Auditorium in downtown Nashville. Each week, the Grand Ole Opry is broadcast live to millions of country lifestyle consumers on radio via WSM-AM and Sirius/XM Radio and streamed on the Internet. The Grand Ole Opry is also broadcast on television via the Great American Country network. The show has been broadcast since 1925 on WSM-AM, making it the longest running live radio program in the United States. In addition to performances by its members, the Grand Ole Opry presents performances by many other country music artists.

Ryman Auditorium. The Ryman Auditorium, which was built in 1892 and seats approximately 2,300, is designated as a National Historic Landmark. The former home of the Grand Ole Opry, the Ryman Auditorium was renovated and re-opened in 1994 for concerts and musical productions. The Grand Ole Opry returns to the Ryman Auditorium periodically, most recently from November 2011 to January 2012. The Ryman Auditorium has been nominated for “Theatre of the Year” by Pollstar Concert Industry Awards from 2003 to 2011, winning the award in 2003, 2004, 2010 and 2011, and was named the Venue of the Year by the Academy of Country Music in 2009 and 2011.

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

Corporate and Other

Corporate and Other includes operating and selling, general and administrative expenses related to the overall management of the Company which are not allocated to the other reportable segments, including costs for the Company’s retirement plans, equity-based compensation plans, information technology, human resources, accounting, and other administrative expenses, and formerly included our ownership interests in certain investments described below under Item 6, “Selected Financial Data.”

Employees

As of December 31, 2011, we had approximately 6,680 full-time and 3,683 part-time and temporary employees. Of these, approximately 6,057 full-time and 3,143 part-time employees were employed in Hospitality; approximately 298 full-time and 538 part-time employees were employed in Opry and Attractions; and approximately 325 full-time and 2 part-time employees were employed in Corporate and Other. We believe our relations with our employees are good.

As of December 31, 2011, approximately 1,400 employees at Gaylord National were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.

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

Additional Information

Our web site address is www.gaylordentertainment.com. Please note that our web site address is provided as an inactive textual reference only. We make available free of charge through our web site the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information provided on our web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2011. All officers serve at the discretion of the Board of Directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

NAME	AGE	POSITION
Colin V. Reed	64	Chairman of the Board of Directors and Chief Executive Officer
David C. Kloeppel	42	President and Chief Operating Officer
Carter R. Todd	54	Executive Vice President, General Counsel and Secretary
Mark Fioravanti	50	Executive Vice President and Chief Financial Officer
Rod Connor	59	Senior Vice President and Chief Administrative Officer
Richard A. Maradik	43	Senior Vice President and Chief Marketing Officer

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

Mark Fioravanti is Executive Vice President and Chief Financial Officer of the Company. Until June 2009, Mr. Fioravanti served as Senior Vice President of Finance and Treasurer of the Company, a position he had held since June 2007. Prior to such time, Mr. Fioravanti had served as Executive Vice President of the Company and President of ResortQuest International since March 2004. From August 2002 to March 2004, Mr. Fioravanti was the Company’s Senior Vice President of Marketing. Prior to joining the Company in August 2002, Mr. Fioravanti spent nine years in a variety of roles with casino operator Harrah’s Entertainment, Inc., where he was most recently Vice President of Finance and Administration of Harrah’s New Orleans. Mr. Fioravanti graduated from The Ohio State University, where he earned his B.S. degree. He also holds an MBA from the University of Tennessee.

Rod Connor is the Senior Vice President and Chief Administrative Officer of the Company, a position he has held since September 2003. From January 2002 to September 2003, he was Senior Vice President of Risk Management and Administration. From December 1997 to January 2002, Mr. Connor was Senior Vice President and Chief Administrative Officer. From February 1995 to December 1997, he was the Vice President and Corporate Controller of the Company. Mr. Connor has been an employee of the Company for over 39 years. Mr. Connor, who is a certified public accountant, has a B.S. degree in accounting from the University of Tennessee.

Richard A. Maradik is the Senior Vice President and Chief Marketing Officer of the Company, a position he has held since November 2008. From February 2006, when he joined the Company, until November 2008, Mr. Maradik was the Company’s Senior Vice President and Chief Information Officer. Previously, Mr. Maradik worked for Acxiom Corporation, overseeing the 2005 integration of

SmartDM, Inc., a company which Mr. Maradik co-founded in 1995 and for which he served as chief executive officer. Mr. Maradik earned his Bachelor of Arts degree in English from Vanderbilt University in 1991. On February 2, 2012, Mr. Maradik notified the Company of his resignation, effective March 1, 2012, to pursue other opportunities.

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

Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups, increased cancellation levels and increased attrition levels, which represents groups not fulfilling the minimum number of room nights originally contracted for. In 2010 and 2011, we began to see stabilization in our industry and specifically in our business. In 2010 and 2011, we have seen increases in group travel as compared to the 2009 levels, as well as growth in outside-the-room revenue, indicating that not only are our group customers beginning to travel again, they are spending more on food and beverage and entertainment during their stay at our properties. Our attrition and cancellation levels have also decreased compared to 2009 levels. As a result of the higher levels of group business, we experienced an increase in occupancy in 2010 and 2011. Although we continue to see pressure on rates for bookings that will travel in the shorter-term, we have experienced improved rates on bookings in future years. While we continue to focus our sales and marketing efforts on booking rooms in 2012, in addition to later years, there can be no assurance that we can achieve further improvements in occupancy and revenue levels. In addition, our cost containment efforts at the property and corporate levels may not be successful. In particular, many of our expenses are relatively fixed (such as personnel costs, interest, rent, property taxes, insurance and utilities) and we may be unable to reduce these costs significantly or rapidly if demand for our hotel and convention business decreases. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.

Our hotel and convention business is subject to significant market risks.

Our ability to continue to successfully operate our hotel and convention business is subject to factors beyond our control which could reduce the revenue and operating income of these properties. These factors include:

•	the desirability and perceived attractiveness of the Nashville, Tennessee; Orlando, Florida; Dallas, Texas; and Washington D.C. areas as tourist and convention destinations;

•	adverse changes in the national economy and in the levels of tourism and convention business that are affecting our hotels;

•	our ability to continue to attract group convention business, which, while improving, remains below the historical peak set prior to 2008;

•	our ability to contract for and collect attrition and cancellation fees from groups that do not fulfill minimum stay or spending requirements;

•	the opening of other new hotels could impact our group convention business at our existing hotel properties;

•	the highly competitive nature of the hotel, tourism and convention businesses in which the Gaylord Opryland, the Gaylord Palms, the Gaylord Texan and the Gaylord National operate;

•	the susceptibility of our group convention business to reduced levels of demand during the year-end holiday periods, which we may not be able to offset by attracting sufficient general tourism guests;

•	the financial condition of the airline and other transportation-related industries and the resulting impact on travel; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business.

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

Our hotel developments, including our potential projects in Aurora, Colorado and Mesa, Arizona, and our other projects, are subject to financing, timing, budgeting and other risks.

We intend to develop additional hotel properties and expand existing hotel properties and add amenities and attractions as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	receipt of governmental funding and/or incentives;

•	other risks of construction described below;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	adoption of state or local laws that negatively impact the tourism industry;

•	risks associated with joint ventures or alliances or other potential transaction structures we may enter into in connection with development projects;

•	the availability and cost of capital, which is expected to be unfavorable until general economic conditions improve in the U.S.; and

•	governmental restrictions on the nature or size of a project or timing of completion.

Our development projects may not be completed on time or within budget.

There are significant risks associated with our future construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned projects.

Our future construction projects, including our planned projects in Aurora, Colorado and Mesa, Arizona, as well as the possible expansions of Gaylord Opryland, Gaylord Palms, and Gaylord Texan, entail significant risks. We also plan to participate in a new joint venture to construct a snow and water park near Gaylord Opryland, which will be subject to the following construction risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities, construction defects or non-compliance with construction specification, could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of Gaylord Opryland, Gaylord Palms, and Gaylord Texan or other projects. In addition, we will be required to obtain financing for development projects and to use cash flow from operations for development and construction. We may seek additional debt or equity financing for development and construction projects, and we may enter into joint ventures or alliances with one or more third parties. We have no financing plans for projects, and we do not know if any needed financing will be available on favorable terms.

We may be unable to successfully complete acquisitions.

As part of our growth strategy, we may attempt to acquire other convention hotels or otherwise engage in acquisitions, either alone or through joint ventures or alliances with one or more third parties. We may be unable to find or consummate future acquisitions at acceptable prices and terms or, if we are able to find favorable acquisition targets, we may not be able to obtain financing on acceptable terms or secure beneficial joint ventures or alliances. We continue to evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

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

We currently have a significant amount of debt. As of December 31, 2011, we had $1.1 billion of total debt and stockholders’ equity of $1.0 billion.

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

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•	limit our ability to obtain additional financing for various projects, including possible expansions of our existing properties and acquisitions of additional properties.

In addition, the terms of our senior credit facility and the indenture governing our 6.75% senior notes allow us to incur substantial amounts of additional debt subject to certain limitations. Any such additional debt could increase the risks associated with our substantial leverage. Although our earnings were sufficient to cover fixed charges in 2009 and 2011, our substantial leverage is evidenced by our earnings being insufficient to cover fixed charges by $130.4 million in 2010. At the time any principal amount of our indebtedness is due, we may not have cash available to pay this amount, and we may not be able to refinance our indebtedness on favorable terms, or at all. We may incur additional debt in connection with our potential expansions of Gaylord Opryland, Gaylord Palms and/or Gaylord Texan or any additional hotel development.

We will be required to refinance our $925 million senior secured credit facility before it matures in 2015 and may be required to refinance our 6.75% senior notes and 3.75% convertible senior notes before they mature in 2014, and there is no assurance that we will be able to refinance our debt on acceptable terms.

The revolving loan, letters of credit and term loan under our $925 million senior secured credit facility mature on August 1, 2015. Prior to this date, we will be required to refinance this credit facility in order to finance our ongoing capital needs. Our outstanding 6.75% senior notes and 3.75% convertible senior notes mature on November 15, 2014 and October 1, 2014, respectively. On or before the maturity date, we may or may not have cash available to pay amounts due, and we may be required to refinance the notes. Our ability to refinance the $925 million credit facility and our outstanding 6.75% senior notes and 3.75% convertible senior notes on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. There is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Subject to applicable laws and certain agreed upon exceptions, our debt is secured by liens on the substantial majority of our assets, including mortgages on each of our Gaylord Hotels. In the event of a default under our credit facility, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

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

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the integrity of our internal company or customer data could result in faulty business decisions, operational inefficiencies, damage of reputation and/or subject us to costs, fines, or lawsuits.

Our businesses require collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Despite our implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various U.S. and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

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

We are also subject to laws regulating our relationship with our employees in areas such as hiring and firing, minimum wage and maximum working hours, overtime and working conditions. Labor unions now represent certain employees at the Gaylord National. We have entered into agreements with the four unions representing these employees. In addition, labor union organizing activities may take place at any of our other hotel properties. A lengthy strike or other work stoppage at one of our hotels, or the threat of such activity, could have an adverse effect on our business and results of operations. In addition, negotiating, and dedicating time and resources to administration of and compliance with the requirements of, any collective bargaining agreements could be costly.

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

Our 3.75% convertible senior notes may be convertible in future periods, which conversion may dilute the ownership interests of our stockholders at the time of conversion, and our stock price may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the 3.75% convertible senior notes.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 3.75% convertible senior notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock and the value of the notes. For additional information on the 3.75% convertible senior notes and related note hedge and warrant transactions, please refer to Note 7 to our consolidated financial statements included herein.

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

In addition, we have adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 22% or more of our outstanding common stock or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 22% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The preferred stock purchase rights are currently scheduled to expire in August 2012, unless they are earlier redeemed or their expiration is further extended by our Board of Directors. We have agreed to include a binding shareholder proposal in our proxy materials for our 2012 Annual Meeting of Stockholders on whether to extend the shareholder rights plan after its August 12, 2012 expiration date.

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

We have and in the future may invest in joint ventures or certain minority equity interests over which we have no significant control, to or for which we may owe significant obligations and for which there is no readily available market, and these investments may not be profitable.

We plan to enter into a joint venture to build and operate a water and snow park in Nashville, and we previously made minority investments in Hawaii hotel joint ventures. These types of investments may not be liquid and we may have little or no rights, or ability, to exercise the direction or control of the respective enterprises. In connection with these investments, we may have obligations under certain guarantees related to such investments. The ultimate value of any joint ventures or minority investments will be dependent upon the efforts of others over an extended period of time. The nature of our interests and the absence of a readily available market for those interests restrict our ability to dispose of them. Our lack of control over the management of any business in which we are a joint owner or minority investor and the lack of a readily available market to sell our interest in these businesses may cause us to recognize a loss on our investment in these businesses or to incur costs or liabilities that we do not control, but for which we may be required to contribute capital or satisfy financial commitments. These arrangements are subject to uncertainties and risks, including those related to conflicting joint venture partner interests and to our joint venture partners failing to meet their financial or other obligations. For further discussion of these investments, see Note 14 of our consolidated financial statements included herein.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted. Among other things, the Health Reform Law contains provisions that affect employer-sponsored health plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. These provisions may significantly raise our employee health benefits costs and/or alter the benefits we are required to provide. We continue to review provisions of the Health Reform Law and their impact on our company-sponsored plans. Costs associated with compliance with the Health Reform Law are currently difficult to estimate, but we anticipate increased expenses relating to our company-sponsored plans. If we are not able to limit or offset future cost increases, those costs could have an adverse affect on our results of operations.

The efficient operation of our business is heavily dependent upon our information systems.

We depend on a variety of information technology systems for the efficient functioning of our business. A failure to keep pace with developments in technology could impair our operations or competitive position. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

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

Hospitality

We own our Opryland complex in Nashville, Tennessee, which includes the site of Gaylord Opryland (approximately 172 acres). We also own the 6.5 acre site of the Radisson Hotel at Opryland, which is located near the Opryland complex. We have leased a 65-acre tract in Osceola County, Florida, on which the Gaylord Palms is located, pursuant to a 75-year ground lease with a 24-year renewal option. We acquired approximately 85 acres in Grapevine, Texas, through ownership (approximately 75 acres) and ground lease (approximately 10 acres), on which the Gaylord Texan is located. We also own an additional 25 acres of property adjacent to the Gaylord Texan. We own approximately 42 acres on the Potomac River in Prince George’s County, Maryland, on which the Gaylord National is located. All existing hotel properties secure our $925 million credit facility, as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For further discussion of legal proceedings, see Note 14 of our consolidated financial statements included herein.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GET”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common stock as reported by the NYSE for the last two years:

	2011		2010
	High	Low	High	Low
First Quarter	$38.22	$32.74	$29.47	$18.65
Second Quarter	36.62	27.92	34.55	22.02
Third Quarter	32.37	18.02	31.49	20.87
Fourth Quarter	25.13	17.39	37.38	29.80

There were approximately 2,235 record holders of our common stock as of January 31, 2012. The closing price for our stock on January 31, 2012 was $28.05.

We did not pay dividends on our common stock during the 2011 or 2010 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, the terms of our debt contain financial covenants that restrict our ability to pay dividends. Our Board of Directors may reevaluate this dividend policy in the future in light of our results of operations, financial condition, cash requirements, future prospects, loan agreements and other factors deemed relevant by our Board.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended December 31, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2011	—	—	—	—
November 1 — November 30, 2011 (1)	133	$21.97	—	—
December 1 — December 31, 2011	—	—	—	—

Total	133	$21.97	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Selected Financial Data

The following selected historical financial information of Gaylord and its subsidiaries as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 was derived from our audited consolidated financial statements included herein. The selected financial information as of December 31, 2009, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 was derived from previously issued audited consolidated financial statements adjusted for unaudited revisions for discontinued operations. The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included herein (in thousands, except per share amounts).

	Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenues:
Hospitality	$886,634	$722,938	$814,154	$848,332	$669,743
Opry and Attractions	65,386	46,918	58,599	65,670	66,813
Corporate and Other	124	105	92	412	211

Total revenues	952,144	769,961	872,845	914,414	736,767

Operating expenses:
Operating costs	566,390	474,609	527,074	555,225	440,975
Selling, general and administrative	179,301	158,169	172,361	174,325	157,845
Casualty loss (1)	1,225	42,321	—	—	—
Preopening costs (2)	408	55,287	—	19,190	17,518
Impairment and other charges (3)	—	—	—	19,264	—
Depreciation and amortization:
Hospitality	109,521	91,117	101,444	97,229	65,369
Opry and Attractions	5,261	4,710	4,674	4,871	5,480
Corporate and Other	10,507	9,734	10,449	7,651	6,480

Total depreciation and amortization	125,289	105,561	116,567	109,751	77,329

Total operating expenses	872,613	835,947	816,002	877,755	693,667

Operating income (loss):
Hospitality	130,939	91,705	112,171	124,828	110,126
Opry and Attractions	8,760	1,237	5,050	4,834	6,518
Corporate and Other	(58,535)	(61,320)	(60,378)	(54,549)	(56,026)
Casualty loss (1)	(1,225)	(42,321)	—	—	—
Preopening costs (2)	(408)	(55,287)	—	(19,190)	(17,518)
Impairment and other charges (3)	—	—	—	(19,264)	—

Total operating income (loss)	79,531	(65,986)	56,843	36,659	43,100
Interest expense, net of amounts capitalized	(74,673)	(81,426)	(76,592)	(64,069)	(38,536)
Interest income	12,460	13,124	15,087	12,689	3,234
Unrealized gain on Viacom stock and CBS stock	—	—	—	—	6,358
Unrealized gain on derivatives, net	—	—	—	—	3,121
Income (loss) from unconsolidated companies	1,086	608	(5)	(746)	964
Net gain on extinguishment of debt (5)	—	1,299	18,677	19,862	—
Other gains and (losses) (6)	(916)	(535)	2,847	453	146,332

Income (loss) from continuing operations before income taxes	17,488	(132,916)	16,857	4,848	164,573
(Provision) benefit for income taxes	(7,420)	40,718	(9,743)	(1,016)	(62,845)

Income (loss) from continuing operations	10,068	(92,198)	7,114	3,832	101,728
Income (loss) from discontinued operations, net of taxes (4)	109	3,070	(7,137)	532	10,183

Net income (loss)	$10,177	$(89,128)	$(23)	$4,364	$111,911

Income (Loss) Per Share:
Income (loss) from continuing operations	$0.21	$(1.95)	$0.17	$0.09	$2.48
Income (loss) from discontinued operations, net of taxes	—	0.06	(0.17)	0.02	0.25

Net income (loss)	$0.21	$(1.89)	$(0.00)	$0.11	$2.73

Income (Loss) Per Share—Assuming Dilution:
Income (loss) from continuing operations	$0.20	$(1.95)	$0.17	$0.09	$2.41
Income (loss) from discontinued operations, net of taxes	—	0.06	(0.17)	0.02	0.24

Net income (loss)	$0.20	$(1.89)	$(0.00)	$0.11	$2.65

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$2,563,400	$2,620,933	$2,661,023	$2,560,379	$2,348,504
Total debt (7)	1,073,825	1,159,215	1,178,688	1,262,901	981,100
Total stockholders’ equity	1,045,535	1,029,752	1,078,684	903,219	941,492

(1)	Casualty loss for 2010 reflects $92.3 million in expenses related to the Nashville Flood, partially offset by $50.0 million in insurance proceeds, as described more fully in “Nashville Flood” and “Operating Results — Casualty Loss” under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Preopening costs for 2010 are related to the Gaylord Opryland and Grand Ole Opry House, which were closed during portions of 2010 as a result of the Nashville Flood. Preopening costs for 2008 and 2007 are primarily related to the Gaylord National, which opened in April 2008.
(3)	In the second quarter of 2008, we recorded an impairment charge of $12.0 million related to the termination of our agreement to purchase the Westin La Cantera Resort, located in San Antonio, Texas. In the fourth quarter of 2008, we recorded an impairment charge of $4.7 million related to our decision to terminate our plans to develop a resort and convention hotel in Chula Vista, California. In the fourth quarter of 2008, we incurred a $2.5 million impairment charge to write off our investment in Waipouli Holdings, LLC.
(4)	We have presented the operating results of the following businesses as discontinued operations for all periods presented: Corporate Magic; ResortQuest; Word Entertainment; and Acuff-Rose Music Publishing.
(5)	During 2010, we repurchased $28.5 million in aggregate principal amount of our outstanding 6.75% senior notes for $27.0 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $1.3 million as a result of these repurchases. During the first three quarters of 2009, we repurchased $88.6 million in aggregate principal amount of our outstanding senior notes ($61.6 million of 8% senior notes and $27.0 million of 6.75% senior notes) for $62.5 million. After adjusting for deferred financing costs and other costs, we recorded a pre-tax gain of $24.7 million as a result of these repurchases. During the fourth quarter of 2009, we executed a cash tender offer and called for redemption all of the remaining outstanding 8% senior notes that were not repurchased through the tender offer. Pursuant to these transactions, during the fourth quarter of 2009, we accepted for purchase all of the $259.8 million aggregate principal amount outstanding 8% senior notes. After adjusting for deferred financing costs, the deferred gain on a terminated swap related to these notes, and other costs, we recorded a pre-tax loss of $6.0 million as a result of this repurchase. During December 2008, we repurchased $45.8 million in aggregate principal amount of our outstanding senior notes ($28.5 million of 8% senior notes and $17.3 million of 6.75% senior notes) for $25.4 million. After adjusting for deferred financing costs, we recorded a pre-tax gain of $19.9 million as a result of the repurchases.
(6)	On May 31, 2007, we completed the sale of all of our ownership interest in Bass Pro Group, LLC to Bass Pro Group, LLC for a purchase price of $222.0 million in cash and recognized a pre-tax gain of $140.3 million on the sale.
(7)	Related primarily to the construction of the Gaylord Palms, the Gaylord Texan and the Gaylord National.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Outlook

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. In portions of 2008 and the first half of 2009, we experienced declines in hotel occupancy, weakness in future bookings by our core large group customers, lower spending levels by groups and increased cancellation and attrition levels. We believe that corporate customers in particular delayed meetings and events and sought to minimize spending during these periods. In 2010 and 2011, we began to see stabilization in our industry and specifically in our business. In 2010 and 2011, we have seen increases in group travel as compared to the 2009 levels, as well as growth in outside-the-room revenue, indicating that not only are group customers beginning to travel again, they are spending more on food and beverage and entertainment during their stay at our properties. Our attrition and cancellation levels have also decreased compared to 2009 levels. As a result of the higher levels of group business, we experienced an increase in occupancy in 2010 and 2011. Although we continue to see pressure on rates for bookings that will travel in the shorter-term, we have experienced improved rates on bookings in future years. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. While we continue to focus our marketing efforts on booking rooms in 2012, in addition to later years, there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. We cannot predict when or if hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.

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

Gaylord Opryland reopened November 15, 2010. While the Grand Ole Opry continued its schedule at alternative venues, including our Ryman Auditorium, the Grand Ole Opry House reopened September 28, 2010. Certain of our Nashville-based attractions were closed for a period of time, but reopened in June and July, and the majority of the affected corporate offices reopened during November 2010. Gross total remediation and rebuilding costs came in at the low end of the projected $215-$225 million range, including approximately $23-$28 million in pre-flood planned enhancement projects at Gaylord Opryland. In addition, preopening costs came in under the projected $57-$62 million range. These costs included the initial eight-week carrying period for all labor at the hotel as well as the labor for security, engineering, horticulture, reservations, sales, accounting and management during the restoration, as well as the labor associated with re-launching the assets and the restocking of operating supplies prior to re-opening. In addition, we incurred a non-cash write-off of $45.0 million associated with the impairment of certain assets as a result of sustained flood damage, as further described in Note 2 to our consolidated financial statements included herein. We estimate that net of tax refunds of $36.5 million, insurance proceeds of $50.0 million, and the cost of projects slated for the property prior to the flood, the net cash impact of the flood was approximately $150 million.

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

Refinancing of our Credit Facility

As further described below in “Liquidity and Capital Resources — Principal Debt Agreements,” on August 1, 2011, we refinanced our $1.0 billion credit facility by entering into a $925 million senior secured credit facility, extending the maturity to 2015.

Development Update

On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and could be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

In January 2012, we announced that we had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to Gaylord Opryland on land that we currently own. The Dollywood Company will operate the park, and we will contribute both land and cash to represent our 50 percent share of the venture. Phase one of the project is a yet unnamed approximately $50 million water and snow park, which we believe will be the first of its kind in the U.S. An early 2013 groundbreaking date is expected with the park opening slated for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure.

Our investments in 2010 and 2011 consisted primarily of capital expenditures associated with the flood damage and reopening of Gaylord Opryland and the Grand Ole Opry House, a new resort pool at Gaylord Texan, the commencement of renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, and ongoing maintenance capital expenditures for our existing properties. Our investments in 2012 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties; the completion of the rooms renovation, new sports bar entertainment facility and resort pools at Gaylord Palms; design and architectural plans for our planned resort and convention center in Aurora, Colorado; and potentially, development or acquisition projects that have not yet been determined.

As more fully described in Note 14 to our Consolidated Financial Statements included herein, we are a party to a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.

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

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•	Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Radisson Hotel at Opryland, as well as our past investments in two joint ventures.

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the years ended December 31, our total revenues were divided among these business segments as follows:

Segment	2011	2010	2009
Hospitality	93%	94%	93%
Opry and Attractions	7%	6%	7%
Corporate and Other	0%	0%	0%

We generate a significant portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our strategy is to continue this focus by concentrating on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers. In addition to our group meetings strategy, we are also focused on improving leisure demand in our hotels through special events (Country Christmas, summer-themed events, etc.), social media strategies, and unique content and entertainment partnerships. As part of this strategy, during 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance, we are now offering leisure experiences featuring DreamWorks characters for our guests at all of our resort properties. In addition, as discussed above, we have entered into a memorandum of understanding for a 50/50 joint venture to develop a family entertainment zone adjacent to Gaylord Opryland that will include what we believe to be the first combined water and snow park in the U.S.

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

Summary Financial Results

The following table summarizes our financial results for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages and per share data):

	2011	% Change	2010	% Change	2009
Total revenues	$952,144	23.7%	$769,961	-11.8%	$872,845
Total operating expenses	872,613	4.4%	835,947	2.4%	816,002
Operating income (loss)	79,531	220.5%	(65,986)	-216.1%	56,843
Net income (loss)	10,177	111.4%	(89,128)	n/a	(23)
Net income (loss) per share — fully diluted	0.20	110.6%	(1.89)	n/a	(0.00)

2011 Results As Compared to 2010 Results

The increase in our total revenues during 2011, as compared to 2010, is attributable to an increase in our Hospitality segment revenues of $163.7 million and an increase in our Opry and Attractions segment revenues of $18.5 million, as discussed more fully below. The increase in revenues in our Hospitality segment is attributable to a $178.5 million increase in revenues at Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, partially offset by a $14.8 million decrease in revenues at our other hotel properties. Total Hospitality revenues in 2011 include $9.2 million in attrition and cancellation fee collections, a $0.1 million decrease from 2010. The increase in total operating expenses during 2011, as compared to 2010, is due primarily to increases of $122.4 million and $10.9 million at Gaylord Opryland and our Opry and Attractions segment, respectively, as a result of Gaylord Opryland and certain businesses in our Opry and Attractions segment being closed during a portion of 2010 due to the Nashville Flood, partially offset by decreases of $54.9 million and $41.1 million in preopening costs and net casualty loss, respectively, during 2011, as compared to 2010, as a result of the Nashville Flood, as more fully described below.

The above factors resulted in operating income of $79.5 million for 2011, as compared to an operating loss of $66.0 million in 2010.

Our net income was $10.2 million in 2011, as compared to a net loss of $89.1 million in 2010, due to the change in our operating income described above and the following factors, each as described more fully below:

•	A provision for income taxes of $7.4 million during 2011, as compared to a benefit for income taxes of $40.7 million during 2010, described more fully below.

•	A $6.8 million decrease in our interest expense, net of amounts capitalized, for 2011, as compared to 2010, as described more fully below.

•	A $3.0 million decrease in our income from discontinued operations for 2011, as compared to 2010, due primarily to 2010 including the gain on sale, and the related income tax benefit, of the sale of our Corporate Magic business, described more fully below.

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

Our net loss was $89.1 million in 2010, as compared to a net loss of $0.02 million in 2009, due to the change in our operating loss described above and the following factors, each as described more fully below:

•	A benefit for income taxes of $40.7 million during 2010, as compared to a provision for income taxes of $9.7 million during 2009, described more fully below.

•	A $17.4 million decrease in the net gain on the extinguishment of debt for 2010, as compared to 2009, relating to the repurchase of a portion of our senior notes, described more fully below.

•	A $10.2 million increase in our income from discontinued operations for 2010, as compared to 2009, due primarily to 2009 including the impairment of goodwill associated with our Corporate Magic business, as well as 2010 including the gain on sale, and the related income tax benefit, of our Corporate Magic business, described more fully below.

•	A $4.8 million increase in our interest expense, net of amounts capitalized, for 2010, as compared to 2009, due primarily to interest incurred on our convertible senior notes, partially offset by decreased interest incurred on our 8% senior notes and 6.75% senior notes as a result of the repurchase of portions of those notes, as described more fully below.

•	A $3.4 million decrease in other gains and losses for 2010, as compared to 2009, due primarily to the receipt of $3.6 million during 2009 under a tax increment financing arrangement related to the Ryman Auditorium, described below.

Factors and Trends Contributing to Operating Performance in 2011 Compared to 2010

The most important factors and trends contributing to our operating performance in 2011 as compared to 2010 were:

•	The Nashville Flood during 2010, specifically, $55.3 million in preopening costs and $42.3 million in net casualty loss incurred in 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuilding costs.

•	Increased occupancy levels and ADR at Gaylord Opryland (an increase of 7.4 percentage points of occupancy and an increase of 6.3% in ADR for 2011, as compared to the period that the hotel was open during 2010) resulting from increased levels of group business during 2011 and increased outside-the-room spending at Gaylord Opryland (an increase of 18.6% for 2011, as compared to the period that the hotel was open during 2010) due primarily to increased banquet spending by group business. These factors resulted in increased RevPAR and increased Total RevPAR at Gaylord Opryland for 2011, as compared to the period that the hotel was open during 2010.

•	Increased occupancy levels and ADR at Gaylord Texan (an increase of 3.3 percentage points of occupancy and an increase of 8.2% in ADR for 2011, as compared 2010). Gaylord Texan benefitted from the impact of the Super Bowl in February 2011, solid group performance throughout the year, the opening of the new resort pool complex in May 2011 and the impact of our new DreamWorks offerings. These factors resulted in increased RevPAR and increased Total RevPAR at Gaylord Texan for 2011, as compared to 2010.

•	Decreased occupancy levels at Gaylord National (a decrease of 4.9 percentage points of occupancy for 2011 as compared to 2010), primarily due to a decrease is associations and governmental groups. The decrease in governmental groups is partially driven by the uncertainty surrounding the U.S. government budget, as well as reductions in the federal per diem rate. The decrease in associations and governmental groups also led to decreased outside-the-room spending at Gaylord National (a decrease of 9.6% for 2011 as compared to 2010).

Factors and Trends Contributing to Operating Performance in 2010 Compared to 2009

The most important factors and trends contributing to our operating performance in 2010 as compared to 2009 were:

•	The Nashville Flood during 2010, specifically, $55.3 million in preopening costs and $42.3 million in net casualty loss incurred in 2010, as well as the negative impact of the affected properties being closed and the cash flow impact of remediation and rebuilding costs.

•	Increased occupancy levels at our hotels other than Gaylord Opryland (an increase of 6.7 percentage points of occupancy for 2010, as compared to 2009) resulting from increased levels of group business during 2010, partially offset by lower ADR at our hotels other than Gaylord Opryland during 2010 (a decrease of 5.8% for 2010, as compared to 2009), due primarily to continued pressure on room rates. These factors, when combined with increased outside-the-room spending, resulted in increased RevPAR and increased Total RevPAR at our hotels other than Gaylord Opryland for 2010, as compared to 2009.

•	Decreased attrition and cancellation levels for 2010, as compared to 2009, which increased our revenue, operating income, RevPAR and Total RevPAR at our hotels other than Gaylord Opryland. Attrition at our hotels other than Gaylord Opryland for 2010 was 11.9% of bookings, compared to 16.9% for 2009. Cancellations at our hotels other than Gaylord Opryland for 2010 decreased 32.8%, as compared to 2009. Attrition at Gaylord Opryland for 2010, for the period that the hotel was open, was 11.4% of bookings, compared to 10.5% for the 2009 period. During 2010, Gaylord Opryland experienced approximately 283,000 cancellations due to the closure of the property, which is net of room nights moved to our other properties.

Operating Results — Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages and performance metrics):

	2011	% Change	2010	% Change	2009
Hospitality revenue (1)	$886,634	22.6%	$722,938	-11.2%	$814,154
Hospitality operating expenses:
Operating costs	518,072	19.3%	434,110	-10.0%	482,420
Selling, general and administrative	128,103	20.8%	106,006	-10.3%	118,118
Depreciation and amortization	109,520	20.2%	91,117	-10.2%	101,445

Total Hospitality operating expenses	755,695	19.7%	631,233	-10.1%	701,983

Hospitality operating income (2)	$130,939	42.8%	$91,705	-18.2%	$112,171

Hospitality performance metrics:
Occupancy (6)	72.2%	2.1%	70.7%	7.4%	65.8%
ADR	$167.27	1.4%	$164.91	-2.6%	$169.23
RevPAR (3) (6)	$120.77	3.6%	$116.61	4.8%	$111.30
Total RevPAR (4) (6)	$304.58	0.6%	$302.80	9.9%	$275.55
Net Definite Room Nights Booked (5)	1,452,000	9.0%	1,332,000	28.2%	1,039,000

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and Radisson Hotel for all periods presented. Results and performance metrics do not include any amounts related to Gaylord Opryland from May 3, 2010 through November 14, 2010 due to the Nashville Flood.
(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Net Definite Room Nights booked for 2010 is net of approximately 283,000 cancellations due to the closure of Gaylord Opryland.
(6)	Excludes 23,960 room nights that were taken out of service during 2011 as a result of a rooms renovation program at Gaylord Palms.

The increase in total Hospitality segment revenue for 2011, as compared to 2010, was due primarily to a $178.5 million increase at Gaylord Opryland primarily as a result of being closed during a portion of 2010 due to the Nashville Flood, partially offset by a $14.8 million decrease at our other hotel properties primarily as a result of decreased occupancy rates and decreased outside-the-room spending during 2011 at Gaylord National, as well as decreases in total revenue at Gaylord Palms, partially attributable to the rooms renovation program.

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

The percentage of group versus transient business based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2011	2010	2009
Group	78.4%	78.4%	77.8%
Transient	21.6%	21.6%	22.2%

The type of group based on rooms sold for our hospitality segment for the years ended December 31 was approximately as follows:

	2011	2010	2009
Corporate Groups	49.7%	51.8%	43.6%
Associations	34.8%	33.4%	38.5%
Other Groups	15.5%	14.8%	17.9%

The slight decrease in corporate groups during 2011, as compared to 2010, was primarily the result of the normal shifts that we experience from year to year. The increase in group business, as well as the significant increase in corporate groups, during 2010, as compared to 2009, was primarily the result of the macroeconomic factors discussed above in “Overall Outlook”, specifically, increases in group travel and decreases in groups cancelling or experiencing attrition during 2010 as compared to 2009.

Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses for 2011, as compared to 2010, is primarily attributable to a $122.4 million increase in operating expenses for Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, as well as increases at Gaylord Texan and Gaylord Palms, partially offset by a decrease in operating expenses at Gaylord National, as described below. The decrease in Hospitality segment operating expenses for 2010, as compared to 2009, is primarily attributable to a $94.6 million decrease in operating expenses for Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by increased operating expenses at Gaylord Texan and Gaylord National, as described below. Total Hospitality segment operating expenses were also impacted by $3.4 million of severance costs recognized during 2009, as described below.

Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased during 2011, as compared to 2010, primarily due to a $93.1 million increase at Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, partially offset by a decrease in operating costs at Gaylord National, as described below. Hospitality segment operating costs decreased during 2010, as compared to 2009, primarily due to a $74.7 million decrease at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by an increase in operating costs at Gaylord National, Gaylord Texan and Gaylord Palms, as described below.

Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in 2011, as compared to 2010, primarily as a result of an increase of $20.6 million at Gaylord Opryland as a result of being closed during a portion of 2010 due to the Nashville Flood, as described below. Hospitality segment selling, general and administrative expenses decreased in 2010, as compared to 2009, primarily as a result of a decrease of $18.2 million at Gaylord Opryland as a result of being closed due to the Nashville Flood, partially offset by slight increases at Gaylord Texan, Gaylord Palms and Gaylord National, as described below.

Hospitality depreciation and amortization expense increased during 2011, as compared to 2010, primarily as a result of an increase at Gaylord Opryland due to the new fixed assets placed in service as part of the rebuilding after the Nashville Flood, as well as $8.2 million in depreciation expense related to the disposal of certain fixed assets associated with the construction of the new resort pool and the rooms renovation program at Gaylord Palms. Hospitality segment depreciation and amortization expense decreased during 2010, as compared to 2009, primarily as a result of a decrease at Gaylord Palms due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2002 becoming fully depreciated during 2010, as well as a decrease at Gaylord Opryland as a result of the Nashville Flood.

Property-Level Results. The following presents the property-level financial results for the years ended December 31, 2011, 2010 and 2009:

Gaylord Opryland Results. The results of Gaylord Opryland for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	2011	% Change	2010	% Change	2009
Total revenues (1)	$291,781	157.5%	$113,308	-54.1%	$247,053
Operating expense data:
Operating costs	169,777	121.6%	76,629	-49.4%	151,367
Selling, general and administrative	36,078	132.9%	15,493	-54.1%	33,723
Hospitality performance metrics:
Occupancy (1)	72.8%	11.3%	65.4%	-1.7%	66.5%
ADR	$153.54	6.3%	$144.38	-3.8%	$150.07
RevPAR (1)	$111.76	18.4%	$94.41	-5.3%	$99.74
Total RevPAR (1)	$277.61	18.5%	$234.27	-0.4%	$235.10

(1)	Gaylord Opryland results and performance do not include the effect of casualty loss and preopening costs and are for the periods of time that the hotel was open. See the discussion of casualty loss and preopening costs set forth below.

Total revenue increased at Gaylord Opryland during 2011, as compared to 2010, as a result of the hotel closing on May 3, 2010 as a result of the Nashville Flood. Gaylord Opryland reopened on November 15, 2010. Gaylord Opryland RevPAR and Total RevPAR increased as compared to the 2010 period in which the hotel was open as a result of increased occupancy, primarily corporate groups, and increased ADR. The increase in corporate groups also led to increases in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during 2011.

Total revenue decreased at Gaylord Opryland during 2010, as compared to 2009, as a result of the hotel closing during a portion of 2010 as a result of the Nashville Flood. For the period that the hotel was open, while occupancy was relatively stable for 2010, as compared to 2009, a decrease in ADR during 2010, primarily as a result of continued pressure on room rates, resulted in a decreased RevPAR during 2010. Total RevPAR remained fairly stable due to an increase in outside-the-room spending. Revenue and Total RevPAR were also negatively impacted by a decrease in collections of attrition and cancellation fees during 2010.

Operating costs and selling, general and administrative expense at Gaylord Opryland increased during 2011, as compared to 2010, and decreased in 2010, as compared to 2009, due to the hotel closing as a result of the Nashville Flood.

Gaylord Palms Results. The results of Gaylord Palms for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	2011	% Change	2010	% Change	2009
Total revenues	$149,859	-4.8%	$156,395	-0.5%	$157,209
Operating expense data:
Operating costs	88,864	-2.8%	91,428	1.2%	90,365
Selling, general and administrative	31,314	2.0%	30,690	8.3%	28,342
Hospitality performance metrics:
Occupancy (1)	73.9%	-0.1%	74.0%	10.4%	67.0%
ADR	$155.09	-1.0%	$156.73	-11.0%	$176.13
RevPAR (1)	$114.58	-1.2%	$116.00	-1.7%	$118.01
Total RevPAR (1)	$306.31	0.5%	$304.75	-0.5%	$306.34

(1)	Excludes 23,960 room nights that were taken out of service during 2011 as a result of a rooms renovation program at Gaylord Palms.

Gaylord Palms results in 2011 were impacted by lower-rated group business that was booked during the worst of the recent economic recession, as well as the impact of the planned renovation of the property’s room product and the construction of a sports bar, resort pool complex and events lawn. While the property worked to minimize disruption, the renovation and construction activity did impact the property’s flexibility in accommodating in-the-year, for-the-year group and transient business. These projects are anticipated to be completed in the first half of 2012. Gaylord Palms revenue and RevPAR decreased in 2011, as compared to 2010, as a result of a decrease in occupancy driven by a decrease in corporate groups and a decrease in ADR due to a shift from corporate groups to association and other lower-rated groups. However, during the fourth quarter of 2011, Gaylord Palms experienced an increase in outside-the-room spending, which partially offset the decrease in revenue and was responsible for the increase in Total RevPAR for 2011.

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

Operating costs at Gaylord Palms decreased during 2011 as compared to 2010, primarily as a result of lower employment costs and lower cost of sales associated with the decline in revenues. Operating costs at Gaylord Palms remained relatively stable during 2010 as compared to 2009.

Selling, general and administrative expenses remained relatively stable during 2011, as compared to 2010. Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to an increase in selling expense and incentive compensation expense.

Gaylord Texan Results. The results of Gaylord Texan for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	2011	% Change	2010	% Change	2009
Total revenues	$202,310	5.3%	$192,183	12.2%	$171,357
Operating expense data:
Operating costs	109,634	4.4%	105,023	6.9%	98,224
Selling, general and administrative	25,667	4.7%	24,525	10.4%	22,223
Hospitality performance metrics:
Occupancy	75.7%	4.6%	72.4%	9.2%	66.3%
ADR	$178.32	8.2%	$164.82	-0.2%	$165.13
RevPAR	$135.03	13.2%	$119.27	8.9%	$109.49
Total RevPAR	$366.89	5.3%	$348.46	12.1%	$310.74

The increase in Gaylord Texan revenue, RevPAR and Total RevPAR during 2011, as compared to 2010, was primarily due to increased occupancy and increased ADR, driven by solid group performance throughout the year, and an increase in higher-rated transient business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011 and the impact of the new resort pool that opened during May 2011. This increase offset a shift in business mix from higher-rated corporate groups to lower-rated association groups.

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

Operating costs at Gaylord Texan increased during 2011, as compared to 2010, primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel. Operating costs at Gaylord Texan increased during 2010, as compared to 2009, primarily due to increased variable operating costs associated with the higher levels of occupancy and outside-the-room spending at the hotel, partially offset by lower utility costs and lower property taxes during 2010.

Selling, general and administrative expenses increased during 2011, as compared to 2010, primarily due to increased credit card fees and increased advertising and promotional costs. Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to increased incentive compensation expense.

Gaylord National Results. The results of Gaylord National for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except percentages and performance metrics):

	2011	% Change	2010	% Change	2009
Total revenues	$235,113	-7.5%	$254,116	9.8%	$231,341
Operating expense data:
Operating costs	145,970	-7.8%	158,256	13.6%	139,368
Selling, general and administrative	32,999	-2.2%	33,739	5.5%	31,982
Hospitality performance metrics:
Occupancy	68.8%	-6.6%	73.7%	14.4%	64.4%
ADR	$195.66	2.4%	$191.00	-7.7%	$206.86
RevPAR	$134.52	-4.4%	$140.69	5.7%	$133.16
Total RevPAR	$322.72	-7.5%	$348.80	9.8%	$317.54

Gaylord National revenue, RevPAR and Total RevPAR decreased in 2011, as compared to 2010, primarily as a result of lower occupancy and decreased outside-the-room spending during 2011, primarily due to a decrease in associations and governmental groups that are typically booked in-the-year, for-the-year. The decrease in governmental groups was partially driven by the uncertainty surrounding the U.S. government budget, as well as reductions in the federal per diem rate. Despite the decrease in occupancy, ADR increased in 2011, as compared to 2010, aided by growth in ADR among association groups and transient guests. In addition, 2010 was benefitted by the transfer of rooms from Gaylord Opryland as a result of the Nashville Flood.

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

Operating costs at Gaylord National decreased during 2011, as compared to 2010, primarily due to decreased variable operating costs associated with the decrease in occupancy and outside-the-room revenues, as well as a decrease in property taxes. Operating costs at Gaylord National in 2010, as compared to 2009, increased primarily due to increased variable operating costs associated with the increase in occupancy and outside-the-room spending, as well as higher employment costs as a result of new collective bargaining agreements.

Selling, general and administrative expenses decreased during 2011, as compared to 2010, primarily due to a decrease in incentive compensation costs. Selling, general and administrative expenses increased during 2010, as compared to 2009, primarily due to an increase in incentive compensation expense.

Opry and Attractions Segment

The following presents the financial results of our Opry and Attractions segment for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	2011	% Change	2010	% Change	2009
Total revenues	$65,386	39.4%	$46,918	-19.9%	$58,599
Operating expense data:
Operating costs	36,626	23.3%	29,700	-16.2%	35,422
Selling, general and administrative	14,738	30.8%	11,271	-16.2%	13,454
Depreciation and amortization	5,262	11.7%	4,710	0.8%	4,673

Operating income (1)	$8,760	608.2%	$1,237	-75.5%	$5,050

(1)	Opry and Attractions segment results do not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.

The increase in revenues in the Opry and Attractions segment during 2011, as compared to 2010, and the decrease in revenues during 2010, as compared to 2009, is primarily due to increases and decreases in each of the businesses that were closed during a portion of 2010 as a result of the Nashville Flood.

The increase in Opry and Attractions operating costs and selling, general and administrative expenses during 2011, as compared to 2010, and the decrease in operating costs and selling, general and administrative expenses during 2010, as compared to 2009, was due primarily to increases and decreases in each of the businesses that were closed during a portion of 2010 as a result of the Nashville Flood.

Corporate and Other Segment

The following presents the financial results of our Corporate and Other segment for the year ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	2011	% Change	2010	% Change	2009
Total revenues	$124	18.1%	$105	14.1%	$92
Operating expense data:
Operating costs	11,692	8.3%	10,798	17.0%	9,233
Selling, general and administrative	36,460	-10.8%	40,893	0.3%	40,788
Depreciation and amortization	10,507	7.9%	9,734	-6.8%	10,449

Operating loss (1)	$(58,535)	4.5%	$(61,320)	-1.6%	$(60,378)

(1)	Corporate and Other segment operating loss does not include the effect of casualty loss and impairment charges. See the discussion of casualty loss and impairment and other charges set forth below.

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating expenses consist of operating costs, selling, general and administrative expenses, and depreciation and amortization expense. Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased during 2011, as compared to 2010, due primarily to higher employment costs. Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, decreased during 2011, as compared to 2010, due primarily to decreases in consulting costs and incentive compensation, as well as 2010 including a $2.8 million non-cash charge related to amendments to certain executives’ restricted stock unit agreements. Corporate and Other depreciation and amortization expense, which is primarily related to information technology equipment and capitalized electronic data processing software costs, increased during 2011, as compared to 2010, primarily due to an increase in software placed into service.

Corporate and Other operating costs increased during 2010, as compared to 2009, due primarily to higher employment costs. Corporate and Other selling, general and administrative expenses remained stable during 2010, as compared to 2009, due to increases in consulting costs and incentive compensation expense, including $2.8 million in non-cash expense related to amendments to certain executives’ restricted stock unit agreements, which were offset by expenses in 2009 including $4.0 million in severance costs incurred as part of our cost containment initiative, a $3.0 million non-cash charge to recognize compensation expense related to the surrender of certain executives’ stock options, and $1.9 million in expenses associated with the resolution of a potential proxy contest. Corporate and Other depreciation and amortization expense decreased during 2010, as compared to 2009, due to the impairment of equipment resulting from the Nashville Flood.

Operating Results — Casualty Loss

As a result of the Nashville Flood discussed above, during the years ended December 31, 2011 and 2010, casualty loss was comprised of the following (in thousands):

	2011
	Hospitality	Opry and Attractions	Corporate and Other	Total
Site remediation	$(179)	$286	$(81)	$26
Impairment of property and equipment	—	—	332	332
Non-capitalized repairs of buildings and equipment	—	67	14	81
Other	6	146	634	786

Net casualty loss	$(173)	$499	$899	$1,225

	2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$15,586	$2,895	$913	$—	$19,394
Impairment of property and equipment	30,470	7,366	7,134	—	44,970
Other asset write-offs	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	1,649	2,932	239	—	4,820
Continuing costs during shut-down period	15,644	3,023	779	—	19,446
Other	169	93	520	—	782
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$65,329	$17,407	$9,585	$(50,000)	$42,321

Lost profits from the interruption of the various businesses are not reflected in the above table.

See Note 2 to our Consolidated Financial Statements included herein for a further discussion of the components of these costs.

Insurance Proceeds

At May 3, 2010, we had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, we received $50.0 million in insurance proceeds and have recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statement of operations. At December 31, 2011, our per occurrence flood insurance is $150.0 million.

Operating Results—Preopening costs

We expense the costs associated with start-up activities and organization costs associated with our development of hotels and significant attractions as incurred. Our preopening costs for 2011 primarily relate to a new restaurant concept at the Radisson Hotel at Opryland that opened in the third quarter of 2011.

In 2010, as a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, we incurred costs associated with the reopening of these facilities through the date of reopening. We have included all costs directly related to redeveloping and reopening the affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred from June 10, 2010 (the date at which we determined that the remediation was substantially complete), through the date of reopening, as preopening costs. During 2010, we incurred $55.3 million in preopening costs. See Note 2 to our Consolidated Financial Statements included herein for a further discussion of the components of these costs.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	2011	% Change	2010	% Change	2009
Interest expense, net of amounts capitalized	$(74,673)	8.3%	$(81,426)	-6.3%	$(76,592)
Interest income	12,460	-5.1%	13,124	-13.0%	15,087
Income (loss) from unconsolidated companies	1,086	78.6%	608	12260.0%	(5)
Net gain on extinguishment of debt	—	-100.0%	1,299	-93.0%	18,677
Other gains and (losses)	(916)	-71.2%	(535)	-118.8%	2,847
(Provision) benefit for income taxes	(7,420)	-118.2%	40,718	-517.9%	(9,743)
Income (loss) from discontinued operations, net of taxes	109	-96.4%	3,070	143.0%	(7,137)

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $6.8 million to $74.7 million (net of capitalized interest of $0.6 million in 2011) in 2011 as compared to 2010, due primarily to a 2011 decrease in interest expense associated with our refinanced credit facility, partially offset by the write-off of $1.7 million in deferred financing costs associated with our previous $1.0 billion credit facility. Our weighted average interest rate on our borrowings, excluding the write-off of deferred financing costs during the period, was 6.3% in 2011 as compared to 6.8% in 2010. Cash interest expense decreased $9.8 million to $55.8 million in 2011 as compared to 2010, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts and capitalized interest, increased $3.1 million to $18.9 million in 2011 as compared to 2010.

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

Interest Income

Interest income for 2011, 2010 and 2009 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.

The decrease in interest income during 2010, as compared to 2009, was primarily due to the discount on a portion of the notes that were received in connection with the development of Gaylord National becoming fully amortized into interest income during 2009.

Income (Loss) From Unconsolidated Companies

We account for our minority investment in RHAC Holdings, LLC (the joint venture entity which invested in the Aston Waikiki Beach Hotel) under the equity method of accounting. Income from unconsolidated companies for the years ended December 31, 2011, 2010 and 2009 consisted of equity method income (loss) from this investment.

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

Other Gains and (Losses)

Our other gains and (losses) during 2011 and 2010 primarily consisted of miscellaneous income and expenses related to retirements of fixed assets.

Our other gains and (losses) during 2009 primarily consisted of the receipt of $3.6 million under a tax increment financing arrangement related to the Ryman Auditorium, partially offset by other miscellaneous income and expenses.

(Provision) Benefit for Income Taxes

The effective tax rate as applied to pre-tax income (loss) from continuing operations differed from the statutory federal rate due to the following:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	15%	1%	22%
Permanent items	0%	-1%	0%
Federal tax credits	-8%	1%	-7%
Federal valuation allowance	-2%	-4%	0%
Effect of tax law change	0%	-1%	0%
Unrecognized tax benefits	2%	0%	8%

	42%	31%	58%

The increase in our effective tax rate for 2011, as compared to 2010, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and state taxes payable in relation to pre-tax income, partially offset by the impact of federal tax credits.

Increases in our valuation allowances and the impact of permanent items in relation to pre-tax income (loss), resulted in a decreased effective tax rate for 2010 as compared to 2009.

Income (Loss) from Discontinued Operations, Net of Taxes

We reflect the following businesses as discontinued operations in our financial results for the years ended December 31, 2011, 2010 and 2009. The results of operations, net of taxes (prior to their disposal where applicable), and the estimated fair value of the assets and liabilities of these businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2011	2010	2009
Revenues:
Corporate Magic	$—	$2,389	$6,276

Operating income (loss):
Corporate Magic	$56	$(716)	$(7,708)
Other	22	204	(87)

Total operating income (loss)	78	(512)	(7,795)

Interest expense, net of amounts capitalized	—	—	(1)
Interest income	60	32	—
Other gains and (losses):
Corporate Magic	—	618	—
Other	38	45	119

Total other gains and (losses)	38	663	119

Income (loss) before income taxes	176	183	(7,677)
(Provision) benefit for income taxes	(67)	2,887	540

Income (loss) from discontinued operations	$109	$3,070	$(7,137)

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During 2011, our net cash flows provided by our operating activities — continuing operations were $153.9 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, income from unconsolidated companies, the write-off of deferred financing costs related to the refinancing of our credit facility, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $170.6 million, partially offset by unfavorable changes in working capital of approximately $16.7 million. The unfavorable changes in working capital primarily resulted from an increase in accounts receivable at Gaylord Opryland, Gaylord Palms and Gaylord Texan due primarily to an increase in group business at the end of 2011, as compared to the end of 2010, which business typically has longer payment terms, a decrease in interest payable due to the repayment of $100.0 million under our credit facility, as well as lower interest rates and the expiration of the interest rate swaps associated with our credit facility, and a decrease in accounts payable due to timing of payments. These unfavorable changes were partially offset by the collection of federal tax refunds related to 2010 and an increase in deferred revenue due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National and Gaylord Palms.

During 2010, our net cash flows provided by our operating activities — continuing operations were $138.9 million, reflecting primarily our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, income from unconsolidated companies, net gain on extinguishment of debt, losses on assets damaged in flood, and losses on the sales of certain fixed assets of approximately $82.2 million, as well as favorable changes in working capital of approximately $56.7 million. The favorable changes in working capital primarily resulted from a decrease in income taxes receivable, primarily due to the receipt of federal tax refunds related to 2008 and 2009, an increase in accrued compensation, an increase in accounts payable due to the timing of payments, and a decrease in accounts receivable at Gaylord National due to a change in the timing of group lodging versus payment received and at Gaylord Opryland due to the hotel reopening on November 15, 2010. These favorable changes in working capital were partially offset by a decrease in deferred revenues due to decreased receipts of deposits on advance bookings of hotel rooms at Gaylord National.

During 2009, our net cash flows provided by our operating activities — continuing operations were $125.0 million, reflecting primarily our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense, loss from unconsolidated companies, net gain on extinguishment of debt, and losses on the sales of certain fixed assets of approximately $160.7 million, partially offset by unfavorable changes in working capital of approximately $35.7 million. The unfavorable changes in working capital primarily resulted from an increase in income taxes receivable, an increase in interest receivable associated with the bonds that were received in connection with the development of Gaylord National, and a decrease in accrued compensation. These unfavorable changes in working capital were partially offset by a decrease in trade receivables due to a combination of lower revenues in the current year and better collection efforts and an increase in deferred revenues due to increased receipts of deposits on advance bookings of hotel rooms at Gaylord National.

Cash Flows From Investing Activities. During 2011, our primary uses of funds and investing activities were the purchase of property and equipment totaling $132.6 million, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in April 2008 in connection with the development of Gaylord National and $1.9 million in proceeds from the sale of certain fixed assets. Our capital expenditures during 2011 primarily included remaining flood-related projects at Gaylord Opryland, the commencement of renovation of the guestrooms, the addition of a sports bar entertainment facility and new resort pools at Gaylord Palms, the building of our new resort pool at Gaylord Texan, and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the issuance of debt and the repayment of long-term debt. During 2011, our net cash flows used in financing activities — continuing operations were $105.7 million, primarily reflecting $100.0 million in repayments under our credit facility and the payment of $10.1 million in deferred financing costs associated with the refinancing of our credit facility, partially offset by $4.8 million in proceeds from the exercise of stock option and purchase plans.

During 2010, our net cash flows used in financing activities — continuing operations were $3.3 million, primarily reflecting the payment of $27.0 million to repurchase portions of our senior notes, partially offset by $26.1 million in proceeds from the exercise of stock option and purchase plans.

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

Working Capital

As of December 31, 2011 we had total current assets of $144.7 million and total current liabilities of $169.9 million, which resulted in a working capital deficit of $25.3 million. A significant portion of our current liabilities consist of deferred revenues ($44.6 million at December 31, 2011), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our credit facility will be sufficient to repay our current liabilities as they become due.

Liquidity

As of December 31, 2011, we had $44.4 million in unrestricted cash and $317.0 million available for borrowing under our credit facility, which was refinanced in July 2011 with the maturity extending to 2015. In connection with this successful refinancing, we prepaid $100.0 million of the principal outstanding under our previous facility. This prepayment was the primary factor in the decrease in our cash balance from 2010 to 2011.

As further described above, we anticipate investing in our operations during 2012 through ongoing maintenance of our existing hotel properties and the completion of a rooms renovation, a new sports bar entertainment facility and new resort pools at Gaylord Palms. We believe that our cash on hand and cash from operations will be adequate to fund these short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, and (iii) capital lease and operating lease obligations. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our $925 million credit facility, subject to the satisfaction of debt incurrence tests. As of December 31, 2011, we believe that drawing on this credit facility will not be necessary for general working capital purposes or these 2012 commitments described herein. We may, however, draw on our credit facility for operational and capital needs in the future.

On an ongoing basis, we evaluate potential acquisition opportunities and future development opportunities for hotel properties and have considered expanding our existing hotel properties. On June 21, 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado. The project is expected to cost approximately $800 million and could be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

We will continue to evaluate additional acquisition or development opportunities in light of economic conditions and other factors. We are unable to predict at this time if or when additional development or acquisition opportunities may present themselves. In addition, we are unable to predict at this time when we might make commitments or commence construction related to the proposed development in Mesa, Arizona or our proposed expansions. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or the proposed expansions of Gaylord Palms and Gaylord Texan during 2012.

Our outstanding principal debt agreements, none of which mature prior to 2014, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, we do not foresee a maturity issue prior to 2014.

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

The $925 Million Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of our Gaylord Opryland hotel, Gaylord Palms hotel, Gaylord Texan hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).

In addition, the $925 Million Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The material financial covenants, ratios or tests contained in the $925 Million Credit Facility are as follows:

•	We must maintain a consolidated funded indebtedness to total asset value ratio as of the end of each calendar quarter of not more than 65%.

•	We must maintain a consolidated tangible net worth of not less than $850.0 million plus 75% of the proceeds received by us or any of the our subsidiaries in connection with any equity issuance.

•	We must maintain a minimum consolidated fixed charge coverage ratio, as defined in the agreement, of not less than 1.75 to 1.00.

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

As a result of the refinancing of the previous $1.0 billion credit facility, we wrote off $1.7 million of deferred financing costs, which are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2011.

As of December 31, 2011, $600.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility for us, which left $317.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

3.75% Convertible Senior Notes. In 2009, we issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. At December 31, 2011, none of the conditions permitting conversion were satisfied and, thus, the Convertible Notes are not currently convertible.

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

6.75% Senior Notes. On November 30, 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “6.75% Senior Notes”). The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In addition, the 6.75% Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 6.75% Senior Notes are cross-defaulted to our other indebtedness.

As of December 31, 2011, we were in compliance with all covenants related to our outstanding debt.

Off-Balance Sheet Arrangements

As described in Note 14 to our consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of December 31, 2011 for us. Except as set forth above, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$1,112,180	$—	$512,180	$600,000	$—
Capital leases	2,399	755	1,285	359	—
Construction commitments	65,640	65,640	—	—	—
Operating leases (2)	644,203	7,036	10,646	8,572	617,949
Other	17,002	6,353	10,303	346	—

Total contractual obligations	$1,841,424	$79,784	$534,414	$609,277	$617,949

(1)	Long-term debt commitments do not include approximately $121.0 million in interest payments projected to be due in future years ($38.9 million less than one year, $73.2 million between one and three years, and $8.9 million between three and five years) based on the stated interest rates on our fixed-rate debt and the rates in effect at December 31, 2011 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our consolidated financial statements included herewith for a discussion of the interest we paid during 2011, 2010 and 2009.
(2)	Total operating lease commitments of $644.2 million includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. During 2012, we expect to contribute $4.5 million and $1.1 million, respectively, to our defined benefit pension plan and our defined benefit postretirement health care and life insurance plan. See Note 10 and Note 11 to our consolidated financial statements included herein for further discussion related to these obligations.

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

Impairment of long-lived assets and indefinite-lived intangible assets, including goodwill. In accounting for our long-lived assets other than goodwill, we assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Recoverability of long-lived assets that will continue to be used is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted net cash flows. If an asset or asset group’s carrying value is not recoverable through those cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, which is estimated using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. Other than as necessary as a result of the Nashville Flood, as discussed above, no impairment charges on long-lived assets were recorded during 2011.

Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and whenever triggering events or circumstances occur indicating that these intangibles may be impaired. We allocate goodwill to reporting units by comparing the fair value of each reporting unit identified to the total fair value of the acquired company on the acquisition date. We perform our review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. We estimate fair value using discounted cash flow analyses that utilize comprehensive cash flow projections, as well as observable market data to the extent available. If the fair value is less than the carrying value, we measure potential impairment by allocating the fair value of the reporting unit to the tangible assets and liabilities of the reporting unit in a manner similar to a business combination purchase price allocation. The remaining fair value of the reporting unit after assigning fair values to all of the reporting unit’s assets and liabilities represents the implied fair value of goodwill of the reporting unit. The impairment is measured by the difference between the carrying value of goodwill and the implied fair value of goodwill. In connection with the preparation of the Company’s financial statements for the third quarter of 2009, as a result of significant adverse changes in the business climate of our Corporate Magic business, we determined that the goodwill of this reporting unit may be impaired and performed an interim impairment review on this goodwill, as described above. As a result, we recorded an impairment charge of $6.6 million during 2009, to write down the carrying value of goodwill at the impaired reporting unit to its implied fair value of $0.3 million. We estimated the fair value of the reporting unit by using a discounted cash flow analysis that utilized comprehensive cash flow projections, as well as assumptions based on market data to the extent available. The discount rate utilized in this analysis was 16%, which reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view of risks associated with the projected cash flows of the reporting unit. Holding all other assumptions constant, a 1% increase or decrease in this assumed discount rate would increase or decrease the resulting impairment charge by approximately $0.1 million and $0.1 million, respectively. No additional impairment charges on goodwill were recorded during 2011 or 2010.

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

We held no derivative positions at December 31, 2011.

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

We have federal and state net operating loss carryforwards and tax credit carryforwards for which management believes it is more-likely-than-not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of our operating results. Management periodically reviews such forecasts in comparison with actual results and expected trends. We have established valuation allowances for certain federal and state deferred tax assets. At December 31, 2011, we had federal net operating loss carryforwards of $247.2 million (resulting in a deferred tax benefit of $86.4 million), federal credit carryforwards of $4.1 million, and charitable contribution carryforwards of $3.6 million (resulting in a deferred tax benefit of $1.2 million). A valuation allowance of $4.8 million has been provided for certain federal deferred tax assets, including charitable contribution carryforwards, as of December 31, 2011. At December 31, 2011, we had state net operating loss carryforwards of $628.6 million (resulting in a deferred tax benefit of $26.6 million) and state credit carryforwards of $1.1 million. A valuation allowance of $14.5 million has been provided for certain state deferred tax assets, including loss and credit carryforwards, as of December 31, 2011. In the event management determines that a change in the realizability of these deferred tax assets is necessary, we will be required to adjust our deferred tax valuation allowance in the period in which the determination is made.

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

The discount rate utilized for determining future benefit obligations is based on the market rate of a broad-based index of high-quality bonds receiving an AA- or better rating from a recognized rating agency on our annual measurement date that is matched to the future expected cash flows of the benefit plans by annual periods. The resulting discount rate decreased from 5.3% for both plans as of December 31, 2010 to 4.1% for the retirement plan and to 4.2% for the postretirement benefits other than pension plans at December 31, 2011.

We determine the overall expected long-term return on plan assets based on our estimate of the return that plan assets will provide over the period that benefits are expected to be paid out. In preparing this estimate, we assess the rates of return on each allocation of plan assets, return premiums generated by portfolio management, and advice by our third-party actuary and investment consultants. The expected return on plan assets is a long-term assumption that is determined at the beginning of each year and generally does not significantly change annually. While historical returns are considered, the rate of return assumption is primarily based on projections of expected returns, using economic data and financial models to estimate the probability of returns. The probability distribution of annualized returns for the portfolio using current asset allocations is used to determine the expected range of returns for a ten-to-twenty year horizon. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension expense. The expected return on plan assets assumption used for determining net periodic pension expense for 2011 and 2010 was 8.0%. Actual return on plan assets for 2011 and 2010 was (1.8)% and 12.2%, respectively. Our historical actual return averaged 6.1% for the fifteen-year period ended December 31, 2011. In the future, we may make additional discretionary contributions to the plan or we could be required to make mandatory cash funding payments.

The mortality rate assumption used for determining future benefit obligations as of December 31, 2011 and 2010 was based on the RP 2000 Mortality Tables. In estimating the health care cost trend rate, we consider our actual health care cost experience, industry trends, and advice from our third-party actuary. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement benefit obligations and expense. For example, holding all other assumptions constant, a 1% increase or decrease in the assumed discount rate related to the retirement plan would decrease or increase 2011 net periodic pension expense by approximately $0.8 million. Likewise, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2011 net periodic pension expense by approximately $0.7 million. For 2012, we have decreased the assumed rate of return on plan assets by 0.5%.

A 1% increase or decrease in the assumed discount rate related to the postretirement benefit plan would increase net postretirement benefit expense by approximately $0.1 million and $0.4 million, respectively. Finally, a 1% increase or decrease in the assumed health care cost trend rate each year would increase or decrease, respectively, the aggregate of the service and interest cost components of 2011 net postretirement benefit expense by approximately $0.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are from changes in interest rates and equity prices and changes in asset values of investments that fund our pension plan.

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 Million Credit Facility currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $600.0 million in borrowings outstanding under our $925 Million Credit Facility as of December 31, 2011 would increase by approximately $6.0 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2011. As a result, the interest rate market risk implicit in these investments at December 31, 2011, if any, is low.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Note 7 to our consolidated financial statements included herein. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. As such, the fair value of the Convertible Notes will generally increase as our share price increases and decrease as the share price declines.

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

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of December 31, 2011, the value of the investments in the pension fund was $62.3 million, and an immediate ten percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.2 million.

Summary

Based upon our overall market risk exposures at December 31, 2011, we believe that the effects of changes in interest rates, equity prices and asset values of investments that fund our pension plan could be material to our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page 53 of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Board of Directors required by Item 401 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission. Information regarding procedures for stockholder nominations to our Board of Directors required by Item 407(c) (3) of Regulation S-K is incorporated by reference to the discussion under the heading “Stockholder Nominations of Candidates for Board Membership” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Certain other information concerning executive officers and certain other officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has a separately designated audit committee of the Board of Directors established in accordance with the Exchange Act. Glenn J. Angiolillo, Michael J. Bender, E.K. Gaylord II, D. Ralph Horn and Terrell T. Philen, Jr. currently serve as members of the Audit Committee. Our Board of Directors has determined that D. Ralph Horn is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act and the listing standards of the New York Stock Exchange.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the discussions under the headings “2011 Compensation of Directors,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year End December 31, 2011,” “Outstanding Equity Awards at Fiscal Year End December 31, 2011,” “Option Exercises and Stock Vested as of Fiscal Year End December 31, 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payouts on Termination or Change of Control,” “Election of Directors—Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the discussions under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the discussions under the headings “Election of Directors — Independence of Directors” and “Transactions with Related Persons” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the discussion under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The accompanying index to financial statements on page 53 of this Annual Report on Form 10-K is provided in response to this Item.

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

GAYLORD ENTERTAINMENT COMPANY

Date: February 24, 2012	By: /s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Colin V. Reed	Chairman of the Board of Directors	February 24, 2012
Colin V. Reed	and Chief Executive Officer

/s/ Glenn J. Angiolillo	Director	February 24, 2012
Glenn J. Angiolillo

/s/ Michael J. Bender	Director	February 24, 2012
Michael J. Bender

/s/ E.K. Gaylord, II	Director	February 24, 2012
E.K. Gaylord, II

/s/ D. Ralph Horn	Director	February 24, 2012
D. Ralph Horn

/s/ David W. Johnson	Director	February 24, 2012
David W. Johnson

/s/ Ellen R. Levine	Director	February 24, 2012
Ellen R. Levine

/s/ Terrell T. Philen, Jr.	Director	February 24, 2012
Terrell T. Philen, Jr.

/s/ Robert S. Prather, Jr.	Director	February 24, 2012
Robert S. Prather, Jr.

/s/ Michael D. Rose	Director	February 24, 2012
Michael D. Rose

/s/ Michael I. Roth	Director	February 24, 2012
Michael I. Roth

/s/ Mark Fioravanti	Executive Vice President and Chief	February 24, 2012
Mark Fioravanti	Financial Officer
(Principal Financial Officer)

/s/ Rod Connor	Senior Vice President and Chief	February 24, 2012
Rod Connor	Administrative Officer
(Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Gaylord Entertainment Company and Subsidiaries Audited Consolidated Financial Statements as of December 31, 2011 and 2010 and for Each of the Three Years in the Period Ended December 31, 2011
Report of Independent Registered Public Accounting Firm	54
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Operations for the Years ended December 31, 2011, 2010, and 2009	56
Consolidated Balance Sheets as of December 31, 2011 and 2010	57
Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010, and 2009	58
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2011, 2010, and 2009	59
Notes to Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gaylord Entertainment Company

We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaylord Entertainment Company and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gaylord Entertainment Company

We have audited Gaylord Entertainment Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gaylord Entertainment Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gaylord Entertainment Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaylord Entertainment Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 24, 2012

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per share data)

	2011	2010	2009
Revenues	$952,144	$769,961	$872,845
Operating expenses:
Operating costs	566,390	474,609	527,074
Selling, general and administrative	179,301	158,169	172,361
Casualty loss	1,225	42,321	—
Preopening costs	408	55,287	—
Depreciation and amortization	125,289	105,561	116,567

Operating income (loss)	79,531	(65,986)	56,843

Interest expense, net of amounts capitalized	(74,673)	(81,426)	(76,592)
Interest income	12,460	13,124	15,087
Income (loss) from unconsolidated companies	1,086	608	(5)
Net gain on extinguishment of debt	—	1,299	18,677
Other gains and (losses)	(916)	(535)	2,847

Income (loss) before income taxes and discontinued operations	17,488	(132,916)	16,857
(Provision) benefit for income taxes	(7,420)	40,718	(9,743)

Income (loss) from continuing operations	10,068	(92,198)	7,114
Income (loss) from discontinued operations, net of taxes	109	3,070	(7,137)

Net income (loss)	$10,177	$(89,128)	$(23)

Income (loss) per share:
Income (loss) from continuing operations	$0.21	$(1.95)	$0.17
Income (loss) from discontinued operations, net of taxes	—	0.06	(0.17)

Net income (loss)	$0.21	$(1.89)	$(0.00)

Income (loss) per share—assuming dilution:
Income (loss) from continuing operations	$0.20	$(1.95)	$0.17
Income (loss) from discontinued operations, net of taxes	—	0.06	(0.17)

Net income (loss)	$0.20	$(1.89)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Amounts in thousands, except per share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents—unrestricted	$44,388	$124,398
Cash and cash equivalents—restricted	1,150	1,150
Trade receivables, less allowance of $719 and $882, respectively	41,939	31,793
Estimated fair value of derivative assets	—	22
Deferred income taxes	8,641	6,495
Other current assets	48,538	48,992

Total current assets	144,656	212,850

Property and equipment, net of accumulated depreciation	2,209,127	2,201,445
Notes receivable, net of current portion	142,567	142,651
Long-term deferred financing costs	15,947	12,521
Other long-term assets	50,713	51,065
Long-term assets of discontinued operations	390	401

Total assets	$2,563,400	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$755	$58,574
Accounts payable and accrued liabilities	168,975	175,343
Estimated fair value of derivative liabilities	—	12,475
Current liabilities of discontinued operations	186	357

Total current liabilities	169,916	246,749

Long-term debt and capital lease obligations, net of current portion	1,073,070	1,100,641
Deferred income taxes	108,219	101,140
Other long-term liabilities	166,209	142,200
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,428 and 48,144 shares issued and outstanding, respectively	484	481
Additional paid-in capital	929,904	916,359
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	155,777	145,600
Accumulated other comprehensive loss	(36,031)	(28,089)

Total stockholders’ equity	1,045,535	1,029,752

Total liabilities and stockholders’ equity	$2,563,400	$2,620,933

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$10,177	$(89,128)	$(23)
Amounts to reconcile net income (loss) to net cash flows provided by operating activities:
(Gain) loss from discontinued operations, net of taxes	(109)	(3,070)	7,137
(Income) loss from unconsolidated companies	(1,086)	(608)	5
Loss on sales of long-lived assets	916	1,239	828
Provision (benefit) for deferred income taxes	5,399	(2,569)	37,272
Depreciation and amortization	125,289	105,561	116,567
Amortization of deferred financing costs	5,118	5,314	4,762
Amortization of discount on convertible notes	12,695	11,687	2,864
Write-off of deferred financing costs related to refinancing of credit facility	1,681	—	—
Stock-based compensation expense	10,170	10,062	9,982
Net gain on extinguishment of debt	—	(1,299)	(18,677)
Loss on assets damaged in flood	332	44,970	—
Changes in (net of acquisitions and divestitures):
Trade receivables	(10,146)	8,071	8,957
Interest receivable	(334)	(285)	(14,807)
Income tax receivable	2,869	27,301	(24,146)
Accounts payable and accrued liabilities	(4,062)	16,298	(4,689)
Other assets and liabilities	(5,005)	5,366	(1,022)

Net cash flows provided by operating activities—continuing operations	153,904	138,910	125,010
Net cash flows provided by (used in) operating activities—discontinued operations	15	574	(1,951)

Net cash flows provided by operating activities	153,919	139,484	123,059

Cash Flows from Investing Activities:
Purchases of property and equipment	(132,592)	(194,647)	(53,065)
Collection of notes receivable	2,465	4,161	17,621
Other investing activities	1,848	148	1,955

Net cash flows used in investing activities—continuing operations	(128,279)	(190,338)	(33,489)
Net cash flows used in investing activities—discontinued operations	—	(1,460)	(6)

Net cash flows used in investing activities	(128,279)	(191,798)	(33,495)

Cash Flows from Financing Activities:
Repayments under credit facility	(100,000)	—	(22,500)
Repurchases of senior notes	—	(26,965)	(329,571)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs of $1,881	—	—	358,107
Deferred financing costs paid	(10,074)	—	(8,077)
Purchase of convertible note hedge	—	—	(76,680)
Proceeds from the issuance of common stock warrants	—	—	43,740
Proceeds from the issuance of common stock, net of issuance costs of $5,499	—	—	125,297
Purchases of treasury stock	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	—	—	5,000
Proceeds from exercise of stock option and purchase plans	4,828	26,075	566
Decrease in restricted cash and cash equivalents	—	—	15
Other financing activities, net	(404)	(2,427)	(1,869)

Net cash flows provided by (used in) financing activities—continuing operations	(105,650)	(3,317)	89,429
Net cash flows used in financing activities—discontinued operations	—	—	—

Net cash flows provided by (used in) financing activities	(105,650)	(3,317)	89,429

Net change in cash and cash equivalents	(80,010)	(55,631)	178,993
Cash and cash equivalents—unrestricted, beginning of period	124,398	180,029	1,036

Cash and cash equivalents—unrestricted, end of period	$44,388	$124,398	$180,029

The accompanying notes are an integral part of these consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2008	$409	$711,444	$—	$234,751	$(43,385)	$903,219
COMPREHENSIVE INCOME:
Net loss	—	—	—	(23)	—	(23)
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	867	867
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	1,777	1,777
Minimum pension liability, net of deferred income taxes	—	—	—	—	7,314	7,314

Comprehensive income						9,935
Issuance of common stock	60	125,237	—	—	—	125,297
Issuance of common stock warrants	—	43,740	—	—	—	43,740
Issuance of convertible notes, including equity-related issuance costs	—	66,107	—	—	—	66,107
Purchase of convertible note hedge	—	(76,680)	—	—	—	(76,680)
Exercise of stock options	—	145	—	—	—	145
Net tax expense related to stock-based compensation	—	(3,126)	—	—	—	(3,126)
Employee stock plan purchases	1	414	—	—	—	415
Issuance of stock to employees	—	6	—	—	—	6
Restricted stock units surrendered	—	(112)	—	—	—	(112)
Restricted stock shares surrendered	—	(61)	—	—	—	(61)
Purchase of Company’s common stock to fund a supplemental employee retirement plan	—	4,074	(4,599)	—	—	(525)
Stock-based compensation expense	—	10,324	—	—	—	10,324

BALANCE, December 31, 2009	$470	$881,512	$(4,599)	$234,728	$(33,427)	$1,078,684
COMPREHENSIVE INCOME:
Net loss	—	—	—	(89,128)	—	(89,128)
Unrealized loss on natural gas derivatives, net of deferred income taxes	—	—	—	—	(145)	(145)
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	8,621	8,621
Minimum pension liability, net of deferred income taxes	—	—	—	—	(3,138)	(3,138)

Comprehensive loss						(83,790)
Exercise of stock options	10	25,702	—	—	—	25,712
Net tax expense related to stock based compensation	—	(254)	—	—	—	(254)
Employee stock plan purchases	—	354	—	—	—	354
Issuance of stock to employees	—	9	—	—	—	9
Restricted stock units surrendered	1	(1,279)	—	—	—	(1,278)
Restricted stock shares surrendered	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	10,349	—	—	—	10,349

BALANCE, December 31, 2010	$481	$916,359	$(4,599)	$145,600	$(28,089)	$1,029,752
COMPREHENSIVE INCOME:
Net income	—	—	—	10,177	—	10,177
Unrealized gain on natural gas derivatives, net of deferred income taxes	—	—	—	—	145	145
Unrealized gain on interest rate derivatives, net of deferred income taxes	—	—	—	—	7,860	7,860
Minimum pension liability, net of deferred income taxes	—	—	—	—	(15,947)	(15,947)

Comprehensive income						2,235
Exercise of stock options	2	4,457	—	—	—	4,459
Net tax expense related to stock based compensation	—	(524)	—	—	—	(524)
Employee stock plan purchases	—	369	—	—	—	369
Issuance of stock to employees	—	13	—	—	—	13
Restricted stock units surrendered	1	(905)	—	—	—	(904)
Restricted stock shares surrendered	—	(18)	—	—	—	(18)
Stock-based compensation expense	—	10,153	—	—	—	10,153

BALANCE, December 31, 2011	$484	$929,904	$(4,599)	$155,777	$(36,031)	$1,045,535

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

Business Segments

Hospitality

The Hospitality segment includes the operations of Gaylord Hotels branded hotels and the Radisson Hotel at Opryland, as well as the Company’s previous investments in two joint ventures. At December 31, 2011, the Company owns and operates the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), the Gaylord Palms Resort and Convention Center (“Gaylord Palms”), the Gaylord Texan Resort and Convention Center (“Gaylord Texan”), the Gaylord National Resort & Convention Center (“Gaylord National”), and the Radisson Hotel at Opryland. Gaylord Opryland and the Radisson Hotel at Opryland are both located in Nashville, Tennessee. The Gaylord Palms in Kissimmee, Florida opened in January 2002. The Gaylord Texan in Grapevine, Texas opened in April 2004. The Gaylord National, located in Prince George’s County, Maryland, opened in April 2008.

Opry and Attractions

The Opry and Attractions segment includes all of the Company’s Nashville-based tourist attractions. At December 31, 2011, these include the Grand Ole Opry, the General Jackson Showboat, the Wildhorse Saloon, the Ryman Auditorium and the Gaylord Springs Golf Links, among others. The Opry and Attractions segment also includes WSM-AM.

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

Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31 was comprised of (amounts in thousands):

	2011	2010	2009
Debt interest paid	$61,667	$65,231	$71,561
Capitalized interest	(620)	(1,188)	(793)

Cash paid for interest, net of capitalized interest	$61,047	$64,043	$70,768

Net cash refunds of income tax payments in 2011, 2010 and 2009 were $1.5 million, $65.4 million and $3.8 million, respectively (net of cash payments of income taxes of $1.3 million, $1.3 million and $1.6 million, respectively). Net cash refunds received in 2010 resulted from the carryback of the 2009 tax loss to the Company’s 2007 income tax return. As the properties affected by the flood in Nashville are located in a Federal Disaster Area, the Company elected to deduct the casualty loss in the taxable year immediately preceding the taxable year in which the disaster occurred. Therefore, the Company was permitted to take the deduction on its 2009 federal tax return, which was carried back to the 2007 tax year for a refund.

Accounts Receivable

The Company’s accounts receivable are primarily generated by meetings and convention attendees’ room nights. Receivables arising from these sales are not collateralized. Credit risk associated with the accounts receivable is minimized due to the large and diverse nature of the customer base. No customers accounted for more than 10% of the Company’s trade receivables at December 31, 2011.

Allowance for Doubtful Accounts

The Company provides allowances for doubtful accounts based upon a percentage of revenue and periodic evaluations of the aging of accounts receivable.

Deferred Financing Costs

Deferred financing costs consist of prepaid interest, loan fees and other costs of financing that are amortized over the term of the related financing agreements, using the effective interest method. During 2011, 2010 and 2009, deferred financing costs of $5.1 million, $5.3 million, and $4.8 million, respectively, were amortized and recorded as interest expense in the accompanying consolidated statements of operations.

As more fully discussed in Note 7, as a result of the refinancing of the Company’s credit facility, the Company wrote off $1.7 million of deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations for 2011. In addition, as more fully discussed in Note 7, as a result of the Company’s repurchase of portions of its senior notes outstanding, the Company wrote off $0.3 million and $4.2 million of deferred financing costs during 2010 and 2009, respectively, which is included as a reduction in the net gain on extinguishment of debt in the accompanying consolidated statements of operations for 2010 and 2009.

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

Other Assets

Other current and long-term assets of continuing operations at December 31 consist of (amounts in thousands):

	2011	2010
Other current assets:
Other current receivables	$15,326	$15,435
Income tax receivable	—	2,395
Prepaid expenses	22,424	20,241
Inventories	10,762	10,877
Other current assets	26	44

Total other current assets	$48,538	$48,992

Other long-term assets:
Deferred software costs, net	$17,685	$22,086
Supplemental deferred compensation plan assets	13,892	13,422
Other	19,136	15,557

Total other long-term assets	$50,713	$51,065

Other Current Assets

Other current receivables result primarily from principal payments and interest income accrued on the notes received in connection with the development of Gaylord National and other non-operating income that are due within one year. Prepaid expenses consist of prepayments for property taxes at one of the Company’s hotel properties, insurance and other contracts that will be expensed during the subsequent year. Inventories consist primarily of merchandise and food and beverage inventory for resale and are carried at the lower of cost or market. Cost is computed on an average cost basis.

Other Long-Term Assets

The Company capitalizes the costs of computer software developed for internal use. Accordingly, the Company has capitalized the external costs and certain internal payroll costs to develop computer software. Deferred software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. Amortization expense of deferred software costs during 2011, 2010 and 2009 was $8.7 million, $8.2 million, and $7.1 million, respectively.

Other assets include, among various other items, deferred costs associated with the Company’s potential developments in Aurora, Colorado and Mesa, Arizona.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2011	2010
Trade accounts payable	$13,871	$17,759
Accrued construction in progress	7,506	8,914
Property and other taxes payable	28,939	24,539
Deferred revenues	44,611	39,454
Accrued salaries and benefits	29,566	30,296
Accrued self-insurance reserves	8,898	8,603
Accrued interest payable	5,589	11,422
Other accrued liabilities	29,995	34,356

Total accounts payable and accrued liabilities	$168,975	$175,343

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

Income Taxes

The Company establishes deferred tax assets and liabilities based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax laws and tax rates. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13 for more detail on the Company’s income taxes.

Other Long-Term Liabilities

Other long-term liabilities of continuing operations at December 31 consist of (amounts in thousands):

	2011	2010
Pension and postretirement benefits liability	$68,386	$45,028
Straight-line lease liability	62,570	56,757
Deferred compensation liability	13,892	13,422
Unrealized tax benefits	14,141	18,952
Other	7,220	8,041

Total other long-term liabilities	$166,209	$142,200

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

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development or reopening of hotels and significant attractions as incurred. The Company’s preopening costs during 2011 primarily relate to a new restaurant concept at the Radisson Hotel at Opryland that opened in the third quarter of 2011. The Company’s preopening costs during 2010 included costs associated with the reopening of Gaylord Opryland and the Grand Ole Opry House as more fully described in Note 2 below.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs included in continuing operations were $22.2 million, $25.6 million, and $18.7 million for 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for its stock-based compensation plan under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation.”

Discontinued Operations

The Company has presented the operating results, financial position and cash flows of Corporate Magic as discontinued operations in the accompanying consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011. The results of operations of this business, including impairment and other charges, restructuring charges and any gain or loss on disposal, have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and the assets and liabilities of this business are reflected as discontinued operations in the accompanying consolidated balance sheets, as further described in Note 3.

Income (Loss) Per Share

Earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the effect of conversion of dilutive instruments, calculated using the treasury stock method. Net income (loss) per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2011
	Income	Shares	Per Share
Net income	$10,177	48,351	$0.21
Effect of dilutive common stock equivalents	—	787	—
Effect of convertible notes	—	645	—

Net income — assuming dilution	$10,177	49,783	$0.20

	2010
	Loss	Shares	Per Share
Net loss	$(89,128)	47,256	$(1.89)
Effect of dilutive common stock equivalents	—	—	—

Net loss — assuming dilution	$(89,128)	47,256	$(1.89)

	2009
	Loss	Shares	Per Share
Net loss	$(23)	42,490	$(0.00)
Effect of dilutive common stock equivalents	—	244	—

Net loss — assuming dilution	$(23)	42,734	$(0.00)

For 2010, the effect of dilutive common stock equivalents was the equivalent of approximately 709,000 shares of common stock outstanding. Because the Company had a loss from continuing operations during 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that year as the effect of their inclusion would have been anti-dilutive.

Additionally, the Company had approximately 1,401,000, 1,628,000 and 3,546,000 stock-based compensation awards outstanding as of December 31, 2011, 2010, and 2009, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for 2011, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed in Note 7, during September 2009, the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the years ended December 31, 2010 and 2009 was the equivalent of approximately 413,000 and 0 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations for 2010, these incremental shares were excluded from the computation of dilutive earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders’ equity.

A rollforward of the amounts included in comprehensive income (loss) related to the fair value of financial derivative instruments that qualify for hedge accounting, net of deferred taxes, for the years ended December 31 is as follows (in thousands):

	Interest Rate Derivatives	Natural Gas Derivatives	Total Derivatives
Balance at December 31, 2009	$(16,481)	$—	$(16,481)
2010 changes in fair value, net of deferred taxes of $(2,408) and $(184)	(4,312)	(337)	(4,649)
Reclassification to earnings, net of deferred taxes of $7,222 and $103	12,933	192	13,125

Balance at December 31, 2010	(7,860)	(145)	(8,005)
2011 changes in fair value, net of deferred taxes of $(159) and $(189)	(288)	(344)	(632)
Reclassification to earnings, net of deferred taxes of $4,526 and $270	8,148	489	8,637

Balance at December 31, 2011	$—	$—	$—

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

Newly Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Topic 820, “Fair Value Measurements and Disclosures,” to require more detailed disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, including the amounts and reasons for the transfers. Level 3 fair value measurements should present separate information about purchases, sales, issuances and settlements. In addition, this ASU requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, defined as a subset of assets or liabilities within a line item in the statement of financial position, as well as disclosures about the valuation techniques and inputs used to measure fair value in either Level 2 or Level 3. The Company adopted the remaining disclosure requirements of this ASU in the first quarter of 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this ASU were deferred, and the Company will adopt the required portions of the ASU in the first quarter of 2012 and does not expect this adoption to have a material impact on the Company’s consolidated financial statements.

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

Casualty Loss

Casualty loss in the accompanying consolidated statement of operations for the years ended December 31 was comprised of the following (in thousands):

	2011
	Hospitality	Opry and Attractions	Corporate and Other	Total
Site remediation	$(179)	$286	$(81)	$26
Impairment of property and equipment	—	—	332	332
Non-capitalized repairs of buildings and equipment	—	67	14	81
Other	6	146	634	786

Net casualty loss	$(173)	$499	$899	$1,225

	2010
	Hospitality	Opry and Attractions	Corporate and Other	Insurance Proceeds	Total
Site remediation	$15,586	$2,895	$913	$—	$19,394
Impairment of property and equipment	30,470	7,366	7,134	—	44,970
Other asset write-offs	1,811	1,098	—	—	2,909
Non-capitalized repairs of buildings and equipment	1,649	2,932	239	—	4,820
Continuing costs during shut-down period	15,644	3,023	779	—	19,446
Other	169	93	520	—	782
Insurance proceeds	—	—	—	(50,000)	(50,000)

Net casualty loss	$65,329	$17,407	$9,585	$(50,000)	$42,321

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

Based on an ongoing assessment of the flood damage and necessary replacement of property and equipment, in connection with its preparation of financial information for the second quarter of 2010, the Company made an estimate of the amount of the impairment charges incurred in connection with the Nashville Flood. As the Company continued its rebuilding efforts during the remainder of 2010, it determined additional write-offs of property and equipment were necessary. The gross carrying amount of property and equipment written down during 2010 as a result of damage sustained from the Nashville Flood, which included land improvements, buildings and furniture, fixtures and equipment, was $161.2 million, and the related accumulated depreciation of this property and equipment was $116.2 million, which resulted in total impairment charges of $45.0 million. In connection with its preparation of financial information for the fourth quarter of 2011, the Company determined an additional write-off of property and equipment was necessary. The gross carrying amount of property and equipment written down during 2011 as a result of damage sustained from the Nashville Flood was $0.4 million, and the related accumulated depreciation of this property and equipment was $0.1 million, which resulted in total impairment charges of $0.3 million.

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

Insurance Proceeds

At May 3, 2010, the Company had in effect a policy of insurance with a per occurrence flood limit of $50.0 million at the affected properties. During 2010, the Company received $50.0 million in insurance proceeds and has recorded these insurance proceeds as an offset to the net casualty loss in the accompanying consolidated statement of operations. At December 31, 2011, the Company’s per occurrence flood insurance is $150.0 million.

Preopening Costs

The Company expenses the costs associated with start-up activities and organization costs associated with its development of hotels and significant attractions as incurred. In 2010, as a result of the extensive damage to Gaylord Opryland and the Grand Ole Opry House and the extended period in which these properties were closed, the Company incurred costs associated with the redevelopment and reopening of these facilities through the date of reopening. The Company has included all costs directly related to redeveloping and reopening these affected properties, as well as all continuing operating costs not directly related to remediating the flooded properties, other than depreciation and amortization, incurred since June 10, 2010 (the date at which the Company determined that the remediation was substantially complete) through the date of reopening, as preopening costs in the accompanying consolidated statement of operations. During 2010, the Company incurred $55.3 million in preopening costs. The majority of the costs classified as preopening costs during 2010 include employment costs ($29.0 million), advertising and promotional costs ($6.8 million), facility costs ($3.7 million), supplies ($3.0 million), property and other taxes ($2.7 million), equipment and facility rental ($1.7 million), and insurance costs ($1.3 million).

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

The following table reflects the results of operations of businesses accounted for as discontinued operations for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Revenues:
Corporate Magic	$—	$2,389	$6,276

Operating income (loss):
Corporate Magic	$56	$(716)	$(7,708)
Other	22	204	(87)

Total operating income (loss)	78	(512)	(7,795)

Interest expense, net of amounts capitalized	—	—	(1)
Interest income	60	32	—
Other gains and (losses):
Corporate Magic	—	618	—
Other	38	45	119

Total other gains and (losses)	38	663	119

Income (loss) before income taxes	176	183	(7,677)
(Provision) benefit for income taxes	(67)	2,887	540

Income (loss) from discontinued operations	$109	$3,070	$(7,137)

The benefit for income taxes for 2010 primarily relates to a permanent tax benefit recognized on the sale of the stock of Corporate Magic.

4. Property and Equipment

Property and equipment of continuing operations at December 31 is recorded at cost and summarized as follows (amounts in thousands):

	2011	2010
Land and land improvements	$217,811	$214,989
Buildings	2,272,381	2,241,813
Furniture, fixtures and equipment	533,396	482,011
Construction in progress	59,822	51,843

	3,083,410	2,990,656
Accumulated depreciation	(874,283)	(789,211)

Property and equipment, net	$2,209,127	$2,201,445

Depreciation expense, including amortization of assets under capital lease obligations, of continuing operations during 2011, 2010 and 2009 was $116.6 million, $97.4 million, and $109.2 million, respectively.

5. Notes Receivable

In connection with the development of Gaylord National, Prince George’s County, Maryland (“the County”) issued three series of bonds. The first bond issuance, with a face value of $65 million, was issued by the County in April 2005 to support the cost of infrastructure being constructed by the project developer, such as roads, water and sewer lines. The second bond issuance, with a face value of $95 million (“Series A Bond”), was issued by the County in April 2005 and placed into escrow until substantial completion of the convention center and 1,500 rooms within the hotel. The Series A Bond and the third bond issuance, with a face value of $50 million (“Series B Bond”), were delivered to the Company upon substantial completion and opening of the Gaylord National on April 2, 2008. The interest rate on the Series A Bond and Series B Bond is 8.0% and 10.0%, respectively. The maturity date of the Series A Bond and the Series B Bond is July 1, 2034 and September 1, 2037, respectively.

The Company is currently holding the Series A Bond and Series B Bond and receiving the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from the development through the maturity date. During the second quarter of 2008, the Company calculated the present value of the future debt service payments from the Series A Bond and Series B Bond based on their effective interest rates of 8.04% and 11.42%, respectively, at the time the bonds were delivered to the Company and recorded a note receivable and offset to property and equipment in the amounts of $93.8 million and $38.3 million, respectively, in the accompanying consolidated balance sheet. The Company also calculated the present value of the interest that had accrued on the Series A Bond between its date of issuance and delivery to the Company based on its effective interest rate of 8.04% at the time the bond was delivered to the Company and recorded a note receivable and offset to property and equipment in the amount of $18.3 million in the accompanying consolidated balance sheet. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During 2011, 2010 and 2009, the Company recorded interest income of $12.3 million, $12.8 million and $14.8 million, respectively, on these bonds. The Company received payments of $14.4 million, $16.3 million and $17.1 million during 2011, 2010 and 2009, respectively, relating to this note receivable.

6. Intangibles

The carrying amount of indefinite lived intangible assets not subject to amortization in continuing operations was $1.5 million at December 31, 2011 and 2010. The gross carrying amount of amortized intangible assets in continuing operations was $1.2 million at December 31, 2011 and 2010. The related accumulated amortization of intangible assets in continuing operations was $1.1 million and $1.0 million at December 31, 2011 and 2010, respectively. The amortization expense related to intangibles from continuing operations during 2011, 2010, and 2009 was $30,000, $42,000 and $52,000 respectively.

7. Debt

The Company’s debt and capital lease obligations related to continuing operations at December 31 consisted of (amounts in thousands):

	2011	2010
$925 Million Credit Facility	$600,000	$—
$1.0 Billion Credit Facility	—	700,000
3.75% Convertible Senior Notes, net of unamortized discount of $40,754 and $53,449	319,246	306,551
6.75% Senior Notes	152,180	152,180
Capital lease obligations	2,399	484

Total debt	1,073,825	1,159,215
Less amounts due within one year	(755)	(58,574)

Total long-term debt	$1,073,070	$1,100,641

The above decrease in amounts due within one year results from the Convertible Notes meeting a condition for convertibility as of December 31, 2010, but not as of December 31, 2011. As of December 31, 2011, the Company was in compliance with all covenants related to its outstanding debt.

Annual maturities of long-term debt, excluding capital lease obligations, are as follows (amounts in thousands):

	$925 Million Credit Facility	3.75% Convertible Senior Notes	6.75% Senior Notes	Total
2012	$—	$—	$—	$—
2013	—	—	—	—
2014	—	360,000	152,180	512,180
2015	600,000	—	—	600,000
2016	—	—	—	—
Years thereafter	—	—	—	—

Total	$600,000	$360,000	$152,180	$1,112,180

Accrued interest payable at December 31, 2011 and 2010 was $5.6 million and $11.4 million, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

$1.0 Billion Credit Facility

On July 25, 2008, the Company refinanced its $1.0 billion credit facility by entering into a Second Amended and Restated Credit Agreement (the “$1.0 Billion Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The $1.0 Billion Credit Facility consisted of the following components: (a) $300.0 million senior secured revolving credit facility, which included a $50.0 million letter of credit sublimit and a $30.0 million sublimit for swingline loans, and (b) a $700.0 million senior secured term loan facility. The term loan facility was fully funded at closing. The $1.0 Billion Credit Facility also included an accordion feature that would allow the Company to increase the $1.0 Billion Credit Facility by a total of up to $400.0 million in no more than three occasions, subject to securing additional commitments from existing lenders or new lending institutions. The revolving loan, letters of credit, and term loan were scheduled to mature on July 25, 2012. At the Company’s election, the revolving loans and the term loans beared interest at an annual rate of LIBOR plus 2.50% or a base rate (the higher of the lead bank’s prime rate and the federal funds rate) plus 0.50%. The Company was required to pay a commitment fee of 0.25% per year of the average unused portion of the $1.0 Billion Credit Facility. The purpose of the $1.0 Billion Credit Facility was for working capital, capital expenditures, the financing of the remaining costs and expenses related to the construction of the Gaylord National hotel, and other corporate purposes.

$925 Million Credit Facility.

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

The $925 Million Credit Facility is (i) secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company’s Gaylord Opryland hotel, Gaylord Palms hotel, Gaylord Texan hotel and Gaylord National hotel, and pledges of equity interests in the entities that own such properties and (ii) guaranteed by each of the four wholly-owned subsidiaries that own the four hotels. Advances are subject to a 55% borrowing base, based on the appraisal value of the hotel properties (reduced to 50% in the event a hotel property is sold).

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

•

The Company must maintain a consolidated tangible net worth of not less than $850.0 million plus 75% of the proceeds received by the Company or any of its subsidiaries in connection with any equity issuance.

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

As a result of the refinancing of the $1.0 Billion Credit Facility, the Company wrote off $1.7 million of deferred financing costs, which are included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2011, $600.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility for the Company, which left $317.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our senior notes).

3.75% Convertible Senior Notes

During September 2009, the Company issued $360 million, including the exercise of an overallotment option, of 3.75% Convertible Senior Notes. The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. As of December 31, 2011, none of the conditions permitting conversion had been satisfied.

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

The Company accounts for the liability (debt) and the equity (conversion option) components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $68.0 million as of the date of issuance. In addition, transaction costs of approximately $10.0 million were proportionally allocated between the liability and equity components. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Convertible Notes, which increases the effective interest rate of the Convertible Notes from its coupon rate of 3.75% to 8.46%. During 2011, 2010 and 2009, the Company incurred cash interest expense of $13.5 million, $13.5 million and $3.5 million, respectively, relating to the interest coupon on the Convertible Notes and non-cash interest expense of $12.7 million, $11.7 million and $2.9 million, respectively, related to the amortization of the debt discount on the Convertible Notes.

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

The Company’s net proceeds from the issuance of the Convertible Notes totaled approximately $317.1 million, after deducting discounts, commissions and offering expenses payable by the Company (including the net cost of the convertible note hedge transactions entered into in connection with the offering of the Convertible Notes). The Company used the majority of these proceeds, together with cash on hand, to purchase, redeem or otherwise acquire all of its 8% senior notes originally due 2013, as more fully disclosed below. The remaining balance of the net proceeds is for general corporate purposes, which may include acquisitions, future development opportunities for new hotel properties, potential expansions or ongoing maintenance of the Company’s existing hotel properties, investments, or the repayment or refinancing of all or a portion of any of the Company’s outstanding indebtedness.

8% Senior Notes

In April 2004, the Company completed its offering of $350 million in aggregate principal amount of senior notes due 2013 (the “8% Senior Notes”) in an institutional private placement followed by a registered exchange offer. The interest rate on these notes was 8%, although the Company entered into fixed to variable interest rate swaps with respect to $125 million principal amount of the 8% Senior Notes, which swaps resulted in an effective interest rate of LIBOR plus 2.95% with respect to that portion of the 8% Senior Notes. The 8% Senior Notes, which were set to mature on November 15, 2013, bore interest semi-annually in arrears on May 15 and November 15 of each year.

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

6.75% Senior Notes

On November 30, 2004, the Company completed its offering of $225 million in aggregate principal amount of senior notes due 2014 (the “6.75% Senior Notes”) in an institutional private placement. In April 2005, the Company filed an exchange offer registration statement on Form S-4 with the SEC with respect to the 6.75% Senior Notes and subsequently exchanged the existing senior notes for publicly registered senior notes with the same terms after the registration statement was declared effective in May 2005. The interest rate of these notes is 6.75%. The 6.75% Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year. The 6.75% Senior Notes are redeemable, in whole or in part by the Company, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The 6.75% Senior Notes rank equally in right of payment with the Company’s other unsecured unsubordinated debt, but are effectively subordinated to all of the Company’s secured debt to the extent of the assets securing such debt. The 6.75% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of the Company’s active domestic subsidiaries.

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

8. Derivative Financial Instruments

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

The Company previously utilized an interest rate swap agreement that effectively modified its exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 Billion Credit Facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 Billion Credit Facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

The Company enters into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of these commodities. At December 31, 2011, the Company had no natural gas price swap contracts outstanding. At December 31, 2010, the Company had 36 variable to fixed natural gas price swap contracts that matured from January 2011 to December 2011 with an aggregate notional amount of approximately 1,031,000 dekatherms. The Company designated these natural gas price swap contracts as cash flow hedges.

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

The Company previously entered into two interest rate swap agreements to manage interest rate risk exposure on its fixed rate debt. The interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting $125.0 million of the Company’s fixed rate debt outstanding under its 8% Senior Notes to a variable rate equal to six-month LIBOR plus 2.95%, thus reducing the impact of interest rate changes on the fair value of the underlying fixed rate debt. This agreement involved the receipt of fixed rate amounts in exchange for variable rate interest payments through November 15, 2013, without an exchange of the underlying principal amount. The critical terms of the swap agreement mirrored the terms of the 8% Senior Notes. Therefore, the Company designated these interest rate swap agreements as fair value hedges. The counterparties, as permitted by the agreements, each opted to terminate its portion of the $125.0 million swap agreement effective May 15, 2009. As stated in the agreement, the two counterparties each paid a $2.5 million termination fee, plus accrued interest, to the Company on May 15, 2009. Prior to the redemption of the 8% Senior Notes discussed in Note 7, the Company amortized the resulting $5.0 million gain on the swap agreement over the remaining term of the 8% Senior Notes using the effective interest method. As a result of the redemption of the 8% Senior Notes, the Company recognized the remaining unamortized gain on the swap agreement during the fourth quarter of 2009, which is included in net gain on extinguishment of debt in the accompanying consolidated statement of operations for 2009. During 2009, the Company recognized a loss on derivative of $1.2 million and a gain on the related hedged fixed rate debt of $1.2 million, both of which are recorded in interest expense, net of amounts capitalized, in the accompanying consolidated statement of operations for 2009. The Company had no open fair value hedges at December 31, 2011 or 2010.

The fair value of the Company’s derivative instruments based upon quotes, with appropriate adjustments for non-performance risk of the parties to the derivative contracts, at December 31 is as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps—cash flow hedges	$—	$—	$—	$12,227
Natural gas swaps	—	22	—	248

Total derivatives designated as hedging instruments	$—	$22	$—	$12,475

The effect of derivative instruments on the statement of operations for the years ended December 31 is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative			Amount Reclassified from Accumulated OCI
Derivatives in Cash Flow	(Effective Portion)		Location of Amount Reclassified from	into Income
Hedging Relationships	2011	2010	Accumulated OCI into Income	2011	2010
Interest rate swaps	$(447)	$(6,720)	Interest expense, net of amounts capitalized	$12,674	$20,154
Natural gas swaps	(533)	(521)	Operating costs	759	295

Total	$(980)	$(7,241)	Total	$13,433	$20,449

Derivatives Not Designated as	Location of Gain Recognized in Income on	Amount of Gain Recognized in Income on Derivative
Hedging Instruments	Derivatives	2011	2010
Natural gas swaps	Other gains and (losses), net	$—	$202

9. Stock Plans

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

The weighted average for key assumptions used in determining the fair value of options granted in the period ended December 31 are as follows:

	2011	2010	2009
Expected volatility	68.2% - 68.2%	67.1% - 68.1%	54.6% - 64.5%
Weighted-average expected volatility	68.2%	67.1%	56.2%
Expected dividends	—	—	—
Expected term (in years)	5.1 - 5.1	4.9 - 5.1	5.0 - 5.1
Risk-free rate	2.1% - 2.1%	1.3% - 2.6%	1.9% - 2.7%

A summary of stock option activity under the Company’s equity incentive plans as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

		Weighted
		Average
	Number of	Exercise
Stock Options	Shares	Price
Outstanding at January 1, 2011	2,661,299	$27.73
Granted	204,600	34.30
Exercised	(198,034)	22.48
Canceled	(135,381)	41.85

Outstanding at December 31, 2011	2,532,484	27.92

Exercisable at December 31, 2011	1,765,521	30.19

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2011 was 4.7 and 3.2 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $7.1 million and $3.5 million, respectively. The weighted-average grant-date fair value of options granted during 2011, 2010, and 2009 was $19.94, $11.56, and $5.38, respectively. The total intrinsic value of options exercised during 2011, 2010, and 2009 was $2.4 million, $7.5 million, and $0.01 million, respectively.

The Plan also provides for the award of restricted stock and restricted stock units (“Restricted Stock Awards”). Restricted Stock Awards granted to employees vest one to four years from the date of grant, and Restricted Stock Awards granted to non-employee directors vest after one year from the date of grant. The fair value of Restricted Stock Awards is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period. The weighted-average grant-date fair value of Restricted Stock Awards granted during 2011, 2010, and 2009 was $33.26, $21.97, and $11.73, respectively. Additionally, the Company granted 67,400 Restricted Stock Awards to certain members of its management team which may vest in 2014. The number of awards that will ultimately vest will be based on Company performance relative to the annual budgets approved by the Company’s board of directors. The Company will not begin recognizing compensation cost for these awards until the fourth quarter of 2012 when the 2013 budget is approved and the key terms and conditions of the awards will be deemed to be established and a grant date will have occurred. A summary of the status of the Company’s Restricted Stock Awards as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Nonvested shares at January 1, 2011	471,894	$18.92
Granted	281,780	33.26
Vested	(100,149)	19.81
Canceled	(19,878)	28.96

Nonvested shares at December 31, 2011	633,647	25.15

The fair value of all Restricted Stock Awards that vested during 2011, 2010 and 2009 was $3.3 million, $2.5 million and $0.8 million, respectively.

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

Summaries of the status of the Company’s LTIP Restricted Stock Units and LTIP Stock Options as of December 31, 2011 and changes during the year ended December 31, 2011, are presented below:

		Weighted
		Average
		Grant-Date
LTIP Restricted Stock Units	Shares	Fair Value
Nonvested shares at January 1, 2011	281,500	$30.48
Granted	—	—
Vested	—	—
Canceled	—	—

Nonvested shares at December 31, 2011	281,500	30.48

Weighted
Average
	Number of	Exercise
LTIP Stock Options	Shares	Price
Outstanding at January 1, 2011	76,666	$38.00
Granted	—	—
Exercised	—	—
Canceled	(76,666)	38.00

Outstanding at December 31, 2011	—	—

Exercisable at December 31, 2011	—	—

As of December 31, 2011, there was $18.7 million of total unrecognized compensation cost related to stock options, restricted stock and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Under its Performance Accelerated Restricted Stock Unit Program (“PARSUP”) pursuant to the Plan, the Company granted certain executives and other key employees restricted stock units, the vesting of which occurred upon the earlier of February 2008 or the achievement of various company-wide performance goals. The fair value of PARSUP awards was determined based on the market price of the Company’s stock at the date of grant. The Company recorded compensation expense equal to the fair value of each PARSUP award granted on a straight line basis over a period beginning on the grant date and ending February 2008. No PARSUP awards were granted during 2011, 2010 or 2009. All PARSUP awards vested in February 2008, but certain recipients elected to defer receipt of their vested PARSUP awards.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans, including the additional compensation cost related to the amendments of the LTIP Restricted Stock Unit award agreements and the previously unrecognized compensation cost related to the Cancelled Stock Options described above, was $10.2 million, $10.1 million, and $10.0 million for 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the accompanying consolidated statements of operations for all of the Company’s stock-based employee compensation plans was $3.7 million, $3.6 million, and $3.6 million for 2011, 2010, and 2009, respectively.

Cash received from option exercises under all stock-based employee compensation arrangements for 2011, 2010, and 2009 was $4.5 million, $25.7 million, and $0.1 million, respectively. The actual tax expense (benefit) realized from exercise, vesting or cancellation of the stock-based employee compensation arrangements during 2011, 2010, and 2009 totaled $(0.7) million, $(2.3) million, and $3.1 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity or deferred tax asset.

The Company also has an employee stock purchase plan whereby substantially all employees are eligible to participate in the purchase of designated shares of the Company’s common stock. Participants in the plan purchase these shares at a price equal to 95% of the closing price at the end of each quarterly stock purchase period. The Company issued 15,098, 13,044, and 33,172 shares of common stock at an average price per share of $24.41, $27.16, and $12.48 during 2011, 2010, and 2009 respectively.

10. Retirement Plans

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

The following table sets forth the funded status at December 31 (amounts in thousands):

	2011	2010
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$80,278	$74,882
Interest cost	4,151	4,229
Actuarial loss	13,402	4,740
Benefits paid	(5,256)	(3,573)

Benefit obligation at end of year	92,575	80,278

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	66,687	60,088
Actual return on plan assets	(1,692)	6,387
Employer contributions	2,526	3,785
Benefits paid	(5,256)	(3,573)

Fair value of plan assets at end of year	62,265	66,687

Funded status and accrued pension cost	$(30,310)	$(13,591)

Net periodic pension expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Interest cost	$4,151	$4,229	$4,337
Expected return on plan assets	(5,280)	(4,783)	(3,844)
Recognized net actuarial loss	2,404	2,283	3,476

Total net periodic pension expense	$1,275	$1,729	$3,969

The accumulated benefit obligation for the defined benefit pension plan was $92.6 million and $80.3 million at December 31, 2011 and 2010, respectively.

Assumptions

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2011	2010	2009
Discount rate	4.13%	5.28%	5.84%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2011	12/31/2010	12/31/2009

The weighted-average assumptions used to determine the net periodic pension expense for years ended December 31 are as follows:

	2011	2010	2009
Discount rate	5.28%	5.84%	6.30%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Measurement date	12/31/2011	12/31/2010	12/31/2009

The rate of increase in future compensation levels was not applicable for 2011, 2010 or 2009 due to the Company amending the plan to freeze the cash balance benefit as described above.

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

The long-term target allocations for the plan’s assets are 42.75% domestic equity, 11.25% international equity, 41.50% fixed income and 4.50% cash. Equity securities primarily include large cap and mid cap companies. Fixed income securities primarily include corporate bonds of companies in diversified industries, mortgage-backed securities and U.S. Treasuries. Investments in hedge funds and private equity funds are not held by the plan.

The allocation of the defined benefit pension plan’s assets as of the respective measurement date for each year, by asset class, are as follows (amounts in thousands):

Asset Class	2011	2010
Cash	$1,715	$2,508
Equity securities
U.S. Large Cap (a)	18,584	19,401
U.S. Mid Cap (a)	6,915	7,395
International (b)	6,929	7,796
Core fixed income (c)	21,466	23,016
High-yield fixed income (d)	6,656	6,571

Total	$62,265	$66,687

(a)	Consists of actively-managed domestic equity mutual funds. Underlying holdings are diversified by sector and industry.
(b)	Consists of an actively-managed international equity mutual fund. Underlying holdings are diversified by country, sector and industry. The fund may invest a portion of its assets in emerging markets, which entails additional risk.
(c)	Consists of an actively-managed fixed income mutual fund. The fund predominantly invests in investment-grade bonds of U.S. issuers from diverse sectors and industries. The fund also invests in government-backed debt. The fund can invest a portion of its assets in below-investment grade debt and non-U.S. debt, which entails additional risk.
(d)	Consists of actively-managed high-yield fixed income mutual funds. The funds invest in investment grade and below-investment grade bonds, with a focus on below-investment grade bonds of U.S. issuers. Underlying holdings are diversified by sector and industry. The funds can invest a portion of its assets in the debt of non-U.S. issuers, which entails additional risk.

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

Expected Contributions and Benefit Payments

The Company expects to contribute $4.5 million to its defined benefit pension plan in 2012. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2012	$3,928
2013	3,275
2014	4,012
2015	4,736
2016	4,063
2017 - 2021	28,954

Other Information

The Company also maintains non-qualified retirement plans (the “Non-Qualified Plans”) to provide benefits to certain key employees. The Non-Qualified Plans are not funded and the beneficiaries’ rights to receive distributions under these plans constitute unsecured claims to be paid from the Company’s general assets. At December 31, 2011, the Non-Qualified Plans’ projected benefit obligations and accumulated benefit obligations were $15.2 million.

The Company’s accrued cost related to its qualified and non-qualified retirement plans of $45.5 million and $26.8 million at December 31, 2011 and 2010, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. The 2011 increase in the deferred net loss related to the Company’s retirement plans resulted in a decrease in equity of $12.8 million, net of taxes of $7.2 million. The 2010 increase in the deferred net loss related to the Company’s retirement plans resulted in an decrease in equity of $1.5 million, net of taxes of $0.8 million. The 2009 decrease in the deferred net loss related to the Company’s retirement plans resulted in an increase in equity of $5.6 million, net of taxes of $3.1 million. The 2011, 2010 and 2009 adjustments to equity due to the change in the minimum liability are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The net loss recognized in other comprehensive income for the year ended December 31, 2011 was $20.0 million. Included in accumulated other comprehensive loss at December 31, 2011 are unrecognized actuarial losses of $50.6 million ($32.4 million net of tax) that have not yet been recognized in net periodic pension expense. The net loss recognized in other comprehensive income for the year ended December 31, 2010 was $2.3 million. Included in accumulated other comprehensive loss at December 31, 2010 are unrecognized actuarial losses of $30.6 million ($19.6 million net of tax) that had not yet been recognized in net periodic pension expense. The estimated actuarial loss for the retirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net periodic pension expense over the next fiscal year is $4.7 million.

The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. Through December 31, 2009, the Company contributed an amount equal to 100% of the amount of the employee’s contribution, up to 5% of the employee’s salary. Effective January 1, 2010, the Company contribution was reduced to 100% of the amount of the employee’s contribution, up to 4% of the employee’s salary. In addition, effective January 1, 2002, the Company may contribute up to 2% of the employee’s salary, based upon the Company’s financial performance. Company contributions under the retirement savings plans were $6.0 million, $4.9 million, and $6.2 million for 2011, 2010 and 2009, respectively.

In addition, the Company maintains a non-qualified contributory deferred compensation plan that allows for certain highly compensated employees to defer a portion of their eligible compensation until a later date. The plan is considered an unfunded and unsecured plan for IRS and ERISA purposes, but the Company has set up a separate trust in which the plan’s assets are held. The trust maintains individual accounts for each participant, but the plan’s assets held in the trust are considered general assets of the Company and are available to satisfy the claims of general creditors in the event of a bankruptcy. The plan allows for the Company to make matching contributions up to 4% of the employee’s salary, reduced by the amount of matching contributions made to the retirement savings plan described above. Company contributions under the deferred compensation plan were $0.2 million, $0.1 million, and $0.1 million for 2011, 2010 and 2009, respectively.

11. Postretirement Benefits Other Than Pensions

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

Effective January 1, 2011, the plan options available to new retirees under these plans changed. All retirees subsequent to that date must participate in single plan option. The Company’s benefit obligation decreased $1.1 million as a result of this amendment.

The following table reconciles the change in benefit obligation of the postretirement plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31 (amounts in thousands):

	2011	2010
Benefit obligation at beginning of year	$19,937	$17,354
Service cost	46	51
Interest cost	1,052	1,045
Actuarial loss	5,492	2,335
Amendments	(1,075)	—
Benefits paid	(831)	(848)

Benefit obligation at end of year	$24,621	$19,937

Net postretirement benefit expense reflected in the accompanying consolidated statements of operations included the following components for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Service cost	$46	$51	$62
Interest cost	1,052	1,045	966
Recognized net actuarial (gain) loss	2	—	(183)
Amortization of prior service cost	(434)	—	—
Amortization of curtailment gain	(244)	(244)	(244)

Net postretirement benefit expense	$422	$852	$601

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2011	2010	2009
Discount rate	4.21%	5.29%	5.77%
Measurement date	12/31/2011	12/31/2010	12/31/2009

The weighted-average assumptions used to determine the net postretirement benefit expense for years ended December 31 are as follows:

	2011	2010	2009
Discount rate	5.29%	5.77%	6.10%
Measurement date	12/31/2011	12/31/2010	12/31/2009

The health care cost trend is projected to be 7.3% in 2012, declining each year thereafter to an ultimate trend rate of 4%-6% per year. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 2011 by approximately 11% and the aggregate of the service and interest cost components of net postretirement benefit expense would increase approximately 14%. Conversely, a 1% decrease in the assumed health care cost trend rate each year would decrease the accumulated postretirement benefit obligation as of December 31, 2011 by approximately 9% and the aggregate of the service and interest cost components of net postretirement benefit expense would decrease approximately 11%.

The Company expects to contribute $1.1 million to the plan in 2012. Based on the Company’s assumptions discussed above, the Company expects to make the following estimated future benefit payments under the plan during the years ending December 31 (amounts in thousands):

2012	$1,055
2013	1,125
2014	1,196
2015	1,218
2016	1,261
2017-2021	6,611

The net loss, prior service credit, amortization of prior service credit, and amortization of curtailment gain recognized in other comprehensive income for 2011 was $5.5 million, $1.1 million, $0.4 million and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $6.0 million ($3.9 million net of tax), unrecognized prior service credit of $0.6 million ($0.4 net of tax), and unrecognized curtailment gains of $0.1 million ($0.1 million net of tax). The net loss and amortization of curtailment gain recognized in other comprehensive income for 2010 was $2.3 million and $0.2 million, respectively. Included in accumulated other comprehensive loss at December 31, 2010 are the following amounts that had not yet been recognized in net postretirement benefit expense: unrecognized actuarial losses of $0.5 million ($0.3 million net of tax) and unrecognized curtailment gains of $0.3 million ($0.2 million net of tax). The net loss, prior service credit, and curtailment gain for the postretirement plans included in accumulated other comprehensive loss that will be amortized from accumulated other comprehensive loss into net postretirement benefit expense over the next fiscal year is $0.7 million, $0.4 million and $0.1 million, respectively.

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

Shareholder Rights Plan

On August 12, 2008, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of August 12, 2008 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (“Computershare”). Pursuant to the terms of the Original Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend was payable on August 25, 2008 to the shareholders of record as of the close of business on August 25, 2008. The Original Rights Agreement was amended on March 9, 2009 and again on August 11, 2011 (the “Amended Rights Agreement”).

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

After the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company’s common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right’s then-current exercise price. In addition, if the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $95.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right’s then-current exercise price.

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

As amended, the Rights will expire on August 12, 2012, unless previously redeemed, or such later date as determined by the Board (so long as such determination is made prior to the earlier of the Distribution Date or August 12, 2012). The Company has agreed to include a shareholder proposal submitted by GAMCO Asset Management Inc. in the Company’s proxy statement for its 2012 annual meeting of stockholders, that the Board not extend the August 12, 2012 expiration date of the shareholder rights plan without stockholder approval. The Company has also amended its Corporate Governance Guidelines to include a policy with respect to shareholder rights plans, that provides that following the expiration of the shareholder rights plan on the expiration date, the Board may not adopt a rights plan unless either (i) stockholder approval has been obtained, or (ii) specified circumstances exist and stockholder approval is obtained within specified periods after adoption.

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

Common Stock Issuance

Concurrently with the offering and sale of the Convertible Notes discussed in Note 7, during September 2009, the Company also offered and sold 6.0 million shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $21.80 per share. The net proceeds to the Company, after deducting discounts, commissions and expenses, were approximately $125.3 million, which was recorded as an increase in common stock and additional paid-in capital in the accompanying consolidated balance sheet. In addition, as further discussed in Note 7, the offering and sale of the Convertible Notes, the cost of the Purchased Options and the sale of the related warrants resulted in a total increase in additional paid-in capital of $33.2 million in the accompanying consolidated balance sheet.

13. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
CURRENT:
Federal	$612	$(39,210)	$(28,797)
State	1,409	1,061	1,268

Total current provision (benefit)	2,021	(38,149)	(27,529)

DEFERRED:
Federal	4,162	(1,460)	34,878
State	1,237	(1,858)	2,394
Effect of tax law change	—	749	—

Total deferred provision (benefit)	5,399	(2,569)	37,272

Total provision (benefit) for income taxes	$7,420	$(40,718)	$9,743

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

The tax provision (benefit) associated with the exercise or cancellation of stock options and vesting or cancellation of restricted stock during the years 2011, 2010, and 2009 was $(0.7) million, $(2.3) million, and $3.1 million, respectively, and is reflected as an adjustment to either additional paid-in capital in the accompanying consolidated statements of stockholders’ equity, or deferred tax asset.

In addition to the income tax provision (benefit) discussed above, the Company recognized additional income tax provision (benefit) related to discontinued operations as discussed in Note 3 in the amounts of $0.1 million, $(2.9) million, and $(0.5) million in 2011, 2010, and 2009, respectively.

The effective tax rate as applied to pre-tax income or loss from continuing operations differed from the statutory federal rate due to the following:

	2011	2010	2009
U.S. federal statutory rate	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	15%	1%	22%
Permanent items	0%	-1%	0%
Federal tax credits	-8%	1%	-7%
Federal valuation allowance	-2%	-4%	0%
Effect of tax law change	0%	-1%	0%
Unrecognized Tax Benefits	2%	0%	8%

	42%	31%	58%

The increase in the Company’s effective tax rate for 2011, as compared to 2010, resulted primarily from increases in state valuation allowances, increases in unrecognized tax benefits, and state taxes payable in relation to pre-tax income, partially offset by the impact of federal tax credits.

Increases in the Company’s valuation allowances and the impact of permanent items in relation to pre-tax income (loss), resulted in the decrease in the Company’s effective tax rate for 2010, as compared to 2009.

Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2011	2010
DEFERRED TAX ASSETS:
Accounting reserves and accruals	$32,521	$33,615
Defined benefit plan	10,898	4,872
Investments in stock and derivatives	1,081	5,002
Rent escalation	24,574	22,443
Federal and State net operating loss carryforwards	113,015	74,606
Tax credits and other carryforwards	6,263	4,293
Investments in partnerships	3,323	3,796
Other assets	16,568	14,113

Total deferred tax assets	208,243	162,740
Valuation allowance	(19,222)	(18,097)

Total deferred tax assets, net of valuation allowance	189,021	144,643

DEFERRED TAX LIABILITIES:
Property and equipment, net	272,925	222,659
Goodwill and other intangibles	2,922	1,685
Other liabilities	12,752	14,944

Total deferred tax liabilities	288,599	239,288

Net deferred tax liabilities	$99,578	$94,645

Federal net operating loss carryforwards at December 31, 2011 totaled $247.2 million, resulting in a deferred tax benefit of $86.4 million, which will begin to expire in 2030. Federal credit carryforwards at December 31, 2011 totaled $4.1 million and expire beginning in 2029. Charitable contribution carryforwards at December 31, 2011 totaled $3.6 million, resulting in a deferred tax benefit of $1.2 million, which will begin to expire in 2013. The use of certain federal net operating losses, credits and other deferred tax assets are limited to the future taxable earnings of the consolidated group. As a result, a valuation allowance has been provided for certain federal deferred tax assets, including charitable contribution carryforwards. The change in valuation allowance related to federal deferred tax assets was $(0.3) million in 2011. State net operating loss carryforwards at December 31, 2011 totaled $628.6 million resulting in a deferred tax benefit of $26.6 million, which will expire between 2012 and 2031. State credit carryforwards at December 31, 2011 totaled $1.1 million and will begin to expire in 2013. The use of certain state net operating losses, credits and other state deferred tax assets are limited to the future taxable earnings of separate legal entities. As a result, a valuation allowance has been provided for certain state deferred tax assets, including loss carryforwards. The change in valuation allowance related to state deferred tax assets was $1.5 million, $2.9 million, and $1.9 million in 2011, 2010 and 2009, respectively. Based on the expectation of future taxable income and scheduled reversal of deferred tax liabilities, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company and its subsidiaries file a consolidated federal income tax return and either separate or combined state income tax returns based on the jurisdiction. The Company has concluded Internal Revenue Service examinations through the 2001 tax year. For federal income tax purposes and substantially all the states with which the Company has nexus, the statute of limitations has expired through 2007. However, the Company had net operating loss carryforwards from closed years, which could be adjusted upon audit. The Company is currently under a federal income tax examination for the 2008 and 2009 tax years, but has not been notified of any other federal or state income tax examinations.

As of December 31, 2011, the Company had $14.1 million of unrecognized tax benefits, of which $7.4 million would affect the Company’s effective tax rate if recognized. The liability for unrecognized tax benefits is recorded in other long-term liabilities in the accompanying consolidated balance sheet. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2011	2010	2009
Unrecognized tax benefits at beginning of year	$18,952	$16,123	$12,417
Additions (reductions) based on tax positions related to the current year	(286)	3,084	1,818
Additions for tax positions of prior years	147	10,293	3,937
Reductions for tax positions of prior years	(4,672)	(10,548)	(2,049)

Unrecognized tax benefits at end of year	$14,141	$18,952	$16,123

Included in the balance at December 31, 2011 and 2010, are $6.7 million and $10.0 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than future interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company expects the amount of unrecognized tax benefits to decrease during the next twelve months, mainly due to the expiration of various statutes of limitations. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $13.3 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.2 million, $0.8 million and $0.5 million of interest and $0, $0 and $0.1 million of penalties related to uncertain tax positions in the accompanying consolidated statements of operations for 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company has accrued $2.1 million and $1.9 million of interest, respectively and $0.1 million of penalties related to uncertain tax positions.

14. Commitments and Contingencies

Capital Leases

In the accompanying consolidated balance sheets, the following amounts of assets under capitalized lease agreements are included in property and equipment and other long-term assets and the related obligations are included in debt (amounts in thousands):

	2011	2010
Property and equipment	$3,761	$1,814
Other long-term assets	130	130
Accumulated depreciation	(1,411)	(1,214)

Net assets under capital leases	$2,480	$730

Current lease obligations	$755	$178
Long-term lease obligations	1,644	306

Capital lease obligations	$2,399	$484

During 2011, the Company entered into one capital lease.

Operating Leases

Rental expense related to continuing operations for operating leases was $15.7 million, $15.3 million, and $14.5 million for 2011, 2010 and 2009, respectively. Non-cash lease expense related to continuing operations for 2011, 2010, and 2009 was $5.8 million, $5.9 million, and $6.0 million, respectively, as discussed below.

Future minimum cash lease commitments under all non-cancelable leases in effect for continuing operations at December 31, 2011 are as follows (amounts in thousands):

	Capital	Operating
	Leases	Leases
2012	$837	$7,036
2013	735	6,332
2014	623	4,314
2015	364	4,298
2016	—	4,274
Years thereafter	—	617,949

Total minimum lease payments	2,559	$644,203

Less amount representing interest	(160)

Total present value of minimum payments	2,399
Less current portion of obligations	(755)

Long-term obligations	$1,644

The Company entered into a 75-year operating lease agreement during 1999 for 65.3 acres of land located in Osceola County, Florida for the development of Gaylord Palms. The lease requires the Company to make annual base lease payments, which were approximately $3.5 million in 2011. The lease agreement provides for an annual 3% escalation of base rent beginning in 2007. The terms of this lease require that the Company recognize lease expense on a straight-line basis, which resulted in an annual base lease expense of approximately $9.4 million for 2011, 2010, and 2009. This rent included approximately $5.8 million, $5.9 million, and $6.0 million of non-cash expenses during 2011, 2010, and 2009, respectively. At the end of the 75-year lease term, the Company may extend the operating lease to January 31, 2101, at which point the buildings and fixtures will be transferred to the lessor. The Company also records contingent rentals based upon net revenues associated with the Gaylord Palms operations. The Company recorded $1.4 million, $1.5 million, and $1.5 million of contingent rentals related to the Gaylord Palms in 2011, 2010, and 2009, respectively.

Other Commitments and Contingencies

On June 21, 2011, the Company announced its plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and could be funded by the Company, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between the Company and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by the Company’s board of directors. The Company expects to break ground on construction in 2013 and expects the resort to be open for business in early 2016. At this time, the Company has not made any material financial commitments in connection with this development.

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

Through joint venture arrangements with two private real estate funds, the Company previously invested in minority ownership interests in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of December 31, 2011, the Company had not recorded any liability in the consolidated balance sheet associated with the contribution agreements.

The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

The Company has entered into employment agreements with certain officers, which provides for severance payments upon certain events, including a change of control.

As of December 31, 2011, approximately 14% of the Company’s employees were represented by labor unions and are working pursuant to the terms of the collective bargaining agreements which have been negotiated with the four unions representing these employees.

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

As of December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included investments held in connection with the Company’s non-qualified contributory deferred compensation plan and its defined benefit pension plan.

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

The investments held by the Company in connection with its deferred compensation plan consist of mutual funds traded in an active market. See Note 10 for further information on the Company’s deferred compensation plan. The Company determined the fair value of these mutual funds based on the net asset value per unit of the funds or the portfolio, which is based upon quoted market prices in an active market. Therefore, the Company has categorized these investments as Level 1. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of investments it holds.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, were as follows (in thousands):

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$13,892	$13,892	$—	$—

Total assets measured at fair value	$13,892	$13,892	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan investments	$13,422	$13,422	$—	$—

Total assets measured at fair value	$13,422	$13,422	$—	$—

Variable to fixed interest rate swaps	$12,227	$—	$12,227	$—
Variable to fixed natural gas swaps	226	—	226	—

Total liabilities measured at fair value	$12,453	$—	$12,453	$—

The remainder of the assets and liabilities held by the Company at December 31, 2011 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 5, in connection with the development of Gaylord National, the Company received a series A Bond and a Series B Bond from Prince George’s County, Maryland which had aggregate carrying values of $95.4 million and $57.3 million, respectively, as of December 31, 2011. The fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximates carrying value as of December 31, 2011. The fair value of the Series B Bond, based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, was approximately $36 million as of December 31, 2011. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of December 31, 2011.

As more fully discussed in Note 7, the Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on December 31, 2011 was $319.2 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, was approximately $338 million as of December 31, 2011.

As more fully discussed in Note 7, the Company has outstanding $152.2 million in aggregate principal amount of Senior Notes due 2014 that accrue interest at a fixed rate of 6.75%. The fair value of the 6.75% Senior Notes, based upon quoted market prices, was $152.2 million as of December 31, 2011.

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

17. Financial Reporting By Business Segments

The Company’s continuing operations are organized into three principal business segments:

•

Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Gaylord National Resort and Convention Center and the Radisson Hotel at Opryland, as well as the Company’s previous investments in two joint ventures;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information (amounts in thousands) from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes.

	2011	2010	2009
REVENUES:
Hospitality	$886,634	$722,938	$814,154
Opry and Attractions	65,386	46,918	58,599
Corporate and Other	124	105	92

Total revenues	$952,144	$769,961	$872,845

DEPRECIATION AND AMORTIZATION:
Hospitality	$109,521	$91,117	$101,444
Opry and Attractions	5,261	4,710	4,674
Corporate and Other	10,507	9,734	10,449

Total depreciation and amortization	$125,289	$105,561	$116,567

OPERATING INCOME (LOSS):
Hospitality	$130,939	$91,705	$112,171
Opry and Attractions	8,760	1,237	5,050
Corporate and Other	(58,535)	(61,320)	(60,378)
Casualty loss	(1,225)	(42,321)	—
Preopening costs	(408)	(55,287)	—

Total operating income (loss)	79,531	(65,986)	56,843
Interest expense, net of amounts capitalized	(74,673)	(81,426)	(76,592)
Interest income	12,460	13,124	15,087
Income (loss) from unconsolidated companies	1,086	608	(5)
Gain on extinguishment of debt	—	1,299	18,677
Other gains and (losses)	(916)	(535)	2,847

Income (loss) before income taxes and discontinued operations	$17,488	$(132,916)	$16,857

	December 31, 2011	December 31, 2010
IDENTIFIABLE ASSETS:
Hospitality	$2,320,853	$2,309,800
Opry and Attractions	78,482	78,453
Corporate and Other	163,675	232,279
Discontinued operations	390	401

Total identifiable assets	$2,563,400	$2,620,933

The following table represents the capital expenditures for continuing operations by segment for the years ended December 31 (amounts in thousands):

	2011	2010	2009
CAPITAL EXPENDITURES:
Hospitality	$110,151	$159,576	$42,995
Opry and Attractions	4,745	23,767	3,626
Corporate and other	17,696	11,304	6,444

Total capital expenditures	$132,592	$194,647	$53,065

18. Quarterly Financial Information (Unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended December 31, 2011 and 2010 (amounts in thousands, except per share data).

The sum of the quarterly per share amounts may not equal the annual totals due to rounding.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$220,738	$236,775	$225,232	$269,399
Depreciation and amortization	29,057	29,271	32,367	34,594
Operating income	14,726	31,200	13,837	19,768
Income (loss) before income taxes and discontinued operations	(2,928)	13,432	(722)	7,706
(Provision) benefit for income taxes	967	(4,799)	(937)	(2,651)
Income (loss) from continuing operations	(1,961)	8,633	(1,659)	5,055
Income from discontinued operations, net of taxes	4	4	53	48
Net income (loss)	(1,957)	8,637	(1,606)	5,103
Net income (loss) per share	(0.04)	0.18	(0.03)	0.11
Net income (loss) per share — assuming dilution	(0.04)	0.17	(0.03)	0.10

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$214,481	$183,879	$158,272	$213,329
Depreciation and amortization	27,071	25,951	25,254	27,285
Operating income (loss)	14,953	(20,693)	(32,616)	(27,630)
Loss before income taxes and discontinued operations	(827)	(37,744)	(49,229)	(45,116)
(Provision) benefit for income taxes	(975)	11,697	17,403	12,593
Loss from continuing operations	(1,802)	(26,047)	(31,826)	(32,523)
Income (loss) from discontinued operations, net of taxes	(48)	3,327	46	(255)
Net loss	(1,850)	(22,720)	(31,780)	(32,778)
Net loss per share	(0.04)	(0.48)	(0.67)	(0.69)
Net loss per share — assuming dilution	(0.04)	(0.48)	(0.67)	(0.69)

During the third quarter of 2011, in conjunction with the development of resort-style pools at Gaylord Palms, the Company recognized a pre-tax charge of $3.5 million in depreciation and amortization expense to dispose of fixed assets related to the existing infrastructure.

During the fourth quarter of 2011, in conjunction with the development of resort-style pools and a rooms renovation at Gaylord Palms, the Company recognized a pre-tax charge of $4.7 million in depreciation and amortization expense to dispose of fixed assets related to the existing infrastructure.

During the fourth quarter of 2011, the Company recorded a one-time, non-cash charge of $2.6 million to accrue vacation benefits earned in prior periods, which was not material to the current period or prior period financial statements.

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

As discussed in Note 9, during the third quarter of 2010, the Company and certain executives entered into amendments to certain of the LTIP Restricted Stock Unit award agreements. As a result of these amendments, the Company recorded additional compensation cost of $2.5 million, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

The following condensed consolidating financial information as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$6,064	$952,892	$—	$(6,812)	$952,144
Operating expenses:
Operating costs	—	567,162	—	(772)	566,390
Selling, general and administrative	17,631	161,670	—	—	179,301
Management fees	—	6,040	—	(6,040)	—
Casualty loss	336	889	—	—	1,225
Preopening costs	48	360	—	—	408
Depreciation and amortization	3,852	121,437	—	—	125,289

Operating income (loss)	(15,803)	95,334	—	—	79,531
Interest expense, net of amounts capitalized	(75,626)	(120,442)	(407)	121,802	(74,673)
Interest income	103,686	14,737	15,839	(121,802)	12,460
Income from unconsolidated companies	—	1,086	—	—	1,086
Other gains and (losses)	(36)	(880)	—	—	(916)

Income (loss) before income taxes and discontinued operations	12,221	(10,165)	15,432	—	17,488
(Provision) benefit for income taxes	(2,856)	901	(5,465)	—	(7,420)
Equity in subsidiaries’ earnings, net	812	—	—	(812)	—

Income (loss) from continuing operations	10,177	(9,264)	9,967	(812)	10,068
Income from discontinued operations, net of taxes	—	23	86	—	109

Net income (loss)	$10,177	$(9,241)	$10,053	$(812)	$10,177

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$12,556	$770,672	$—	$(13,267)	$769,961
Operating expenses:
Operating costs	—	475,252	—	(643)	474,609
Selling, general and administrative	22,583	135,624	—	(38)	158,169
Management fees	—	12,532	—	(12,532)	—
Casualty loss	4,921	37,400	—	—	42,321
Preopening costs	—	55,341	—	(54)	55,287
Depreciation and amortization	4,576	100,985	—	—	105,561

Operating loss	(19,524)	(46,462)	—	—	(65,986)
Interest expense, net of amounts capitalized	(83,117)	(116,078)	(349)	118,118	(81,426)
Interest income	98,216	17,989	15,037	(118,118)	13,124
Income from unconsolidated companies	—	608	—	—	608
Net gain on extinguishment of debt	1,299	—	—	—	1,299
Other gains and (losses)	(54)	(481)	—	—	(535)

Income (loss) before income taxes and discontinued operations	(3,180)	(144,424)	14,688	—	(132,916)
(Provision) benefit for income taxes	(88)	46,506	(5,700)	—	40,718
Equity in subsidiaries’ losses, net	(85,860)	—	—	85,860	—

Income (loss) from continuing operations	(89,128)	(97,918)	8,988	85,860	(92,198)
Income from discontinued operations, net of taxes	—	22	3,048	—	3,070

Net income (loss)	$(89,128)	$(97,896)	$12,036	$85,860	$(89,128)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$8,623	$873,443	$—	$(9,221)	$872,845
Operating expenses:
Operating costs	—	527,697	—	(623)	527,074
Selling, general and administrative	21,789	150,572	—	—	172,361
Management fees	—	8,598	—	(8,598)	—
Depreciation and amortization	5,841	110,726	—	—	116,567

Operating income (loss)	(19,007)	75,850	—	—	56,843
Interest expense, net of amounts capitalized	(77,920)	(118,866)	—	120,194	(76,592)
Interest income	23,487	97,552	14,242	(120,194)	15,087
Loss from unconsolidated companies	—	(5)	—	—	(5)
Net gain on extinguishment of debt	18,677	—	—	—	18,677
Other gains and (losses)	(11)	2,858	—	—	2,847

Income (loss) before income taxes and discontinued operations	(54,774)	57,389	14,242	—	16,857
(Provision) benefit for income taxes	20,845	(25,584)	(5,004)	—	(9,743)
Equity in subsidiaries’ earnings, net	33,906	—	—	(33,906)	—

Income (loss) from continuing operations	(23)	31,805	9,238	(33,906)	7,114
Loss from discontinued operations, net of taxes	—	(7,096)	(41)	—	(7,137)

Net income (loss)	$(23)	$24,709	$9,197	$(33,906)	$(23)

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$37,562	$6,826	$—	$—	$44,388
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	41,939	—	—	41,939
Deferred income taxes	1,195	7,423	23	—	8,641
Other current assets	2,710	45,954	—	(126)	48,538
Intercompany receivables, net	1,745,197	—	302,368	(2,047,565)	—

Total current assets	1,787,814	102,142	302,391	(2,047,691)	144,656
Property and equipment, net of accumulated depreciation	43,733	2,165,394	—	—	2,209,127
Notes receivable, net of current portion	—	142,567	—	—	142,567
Long-term deferred financing costs	15,947	—	—	—	15,947
Other long-term assets	658,167	359,297	—	(966,751)	50,713
Long-term assets of discontinued operations	—	—	390	—	390

Total assets	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$—	$755	$—	$—	$755
Accounts payable and accrued liabilities	17,934	151,458	—	(417)	168,975
Intercompany payables, net	—	1,958,653	88,912	(2,047,565)	—
Current liabilities of discontinued operations	—	—	186	—	186

Total current liabilities	17,934	2,110,866	89,098	(2,047,982)	169,916
Long-term debt and capital lease obligations, net of current portion	1,071,426	1,644	—	—	1,073,070
Deferred income taxes	(36,586)	144,886	(81)	—	108,219
Other long-term liabilities	82,358	83,560	—	291	166,209
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	929,904	1,081,063	(40,127)	(1,040,936)	929,904
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	480,771	(655,007)	253,439	76,574	155,777
Accumulated other comprehensive loss	(36,031)	—	—	—	(36,031)

Total stockholders’ equity	1,370,529	428,444	213,313	(966,751)	1,045,535

Total liabilities and stockholders’ equity	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$117,913	$6,485	$—	$—	$124,398
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	31,793	—	—	31,793
Estimated fair value of derivative assets	22	—	—	—	22
Deferred income taxes	67	5,748	680	—	6,495
Other current assets	3,364	45,754	—	(126)	48,992
Intercompany receivables, net	1,744,290	—	287,087	(2,031,377)	—

Total current assets	1,866,806	89,780	287,767	(2,031,503)	212,850
Property and equipment, net of accumulated depreciation	38,686	2,162,759	—	—	2,201,445
Notes receivable, net of current portion	—	142,651	—	—	142,651
Long-term deferred financing costs	12,521	—	—	—	12,521
Other long-term assets	654,722	362,282	—	(965,939)	51,065
Long-term assets of discontinued operations	—	—	401	—	401

Total assets	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$58,396	$178	$—	$—	$58,574
Accounts payable and accrued liabilities	14,622	161,142	—	(421)	175,343
Estimated fair value of derivative liabilities	12,475	—	—	—	12,475
Intercompany payables, net	—	1,947,054	84,323	(2,031,377)	—
Current liabilities of discontinued operations	—	—	357	—	357

Total current liabilities	85,493	2,108,374	84,680	(2,031,798)	246,749
Long-term debt and capital lease obligations, net of current portion	1,100,335	306	—	—	1,100,641
Deferred income taxes	(26,398)	127,768	(230)	—	101,140
Other long-term liabilities	58,559	83,346	—	295	142,200
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	481	2,388	1	(2,389)	481
Additional paid-in capital	916,359	1,081,056	(40,120)	(1,040,936)	916,359
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	470,594	(645,766)	243,386	77,386	145,600
Accumulated other comprehensive loss	(28,089)	—	—	—	(28,089)

Total stockholders’ equity	1,354,746	437,678	203,267	(965,939)	1,029,752

Total liabilities and stockholders’ equity	$2,572,735	$2,757,472	$288,168	$(2,997,442)	$2,620,933

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$31,002	$122,880	$22	$—	$153,904
Net cash provided by (used in) discontinued operating activities	—	37	(22)	—	15

Net cash provided by operating activities	31,002	122,917	—	—	153,919

Purchases of property and equipment	(6,110)	(126,482)	—	—	(132,592)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	3	1,845	—	—	1,848

Net cash used in investing activities — continuing operations	(6,107)	(122,172)	—	—	(128,279)
Net cash used in investing activities — discontinued operations	—	—		—	—

Net cash used in investing activities	(6,107)	(122,172)	—	—	(128,279)

Repayments under credit facility	(100,000)	—	—	—	(100,000)
Deferred financing costs paid	(10,074)	—	—	—	(10,074)
Proceeds from exercise of stock option and purchase plans	4,828	—	—	—	4,828
Other financing activities, net	—	(404)	—	—	(404)

Net cash used in financing activities — continuing operations	(105,246)	(404)	—	—	(105,650)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(105,246)	(404)	—	—	(105,650)

Net change in cash and cash equivalents	(80,351)	341	—	—	(80,010)
Cash and cash equivalents at beginning of year	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of year	$37,562	$6,826	$—	$—	$44,388

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(54,296)	$192,298	$908	$—	$138,910
Net cash provided by discontinued operating activities	—	22	552	—	574

Net cash provided by (used in) operating activities	(54,296)	192,320	1,460	—	139,484

Purchases of property and equipment	(1,772)	(192,875)	—	—	(194,647)
Collection of notes receivable	—	4,161	—	—	4,161
Other investing activities	—	148	—	—	148

Net cash used in investing activities — continuing operations	(1,772)	(188,566)	—	—	(190,338)
Net cash used in investing activities — discontinued operations	—	—	(1,460)	—	(1,460)

Net cash used in investing activities	(1,772)	(188,566)	(1,460)	—	(191,798)

Repurchases of senior notes	(26,965)	—	—	—	(26,965)
Proceeds from exercise of stock option and purchase plans	26,075	—	—	—	26,075
Other financing activities, net	(1,000)	(1,427)	—	—	(2,427)

Net cash used in financing activities — continuing operations	(1,890)	(1,427)	—	—	(3,317)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(1,890)	(1,427)	—	—	(3,317)

Net change in cash and cash equivalents	(57,958)	2,327	—	—	(55,631)
Cash and cash equivalents at beginning of year	175,871	4,158	—	—	180,029

Cash and cash equivalents at end of year	$117,913	$6,485	$—	$—	$124,398

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by continuing operating activities	$93,089	$31,414	$507	$—	$125,010
Net cash used in discontinued operating activities	—	(1,444)	(507)	—	(1,951)

Net cash provided by operating activities	93,089	29,970	—	—	123,059

Purchases of property and equipment	(1,638)	(51,427)	—	—	(53,065)
Collection of notes receivable	—	17,621	—	—	17,621
Other investing activities	4	1,951	—	—	1,955

Net cash used in investing activities — continuing operations	(1,634)	(31,855)	—	—	(33,489)
Net cash used in investing activities — discontinued operations	—	(6)	—	—	(6)

Net cash used in investing activities	(1,634)	(31,861)	—	—	(33,495)

Repayments under credit facility	(22,500)	—	—	—	(22,500)
Repurchases of senior notes	(329,571)	—	—	—	(329,571)
Proceeds from the issuance of convertible notes, net of equity-related issuance costs	358,107	—	—	—	358,107
Deferred financing costs paid	(8,077)	—	—	—	(8,077)
Purchase of convertible note hedge	(76,680)	—	—	—	(76,680)
Proceeds from the issuance of common stock warrants	43,740	—	—	—	43,740
Proceeds from the issuance of common stock, net of issuance costs	125,297	—	—	—	125,297
Purchases of treasury stock	(4,599)	—	—	—	(4,599)
Proceeds from the termination of an interest rate swap on senior notes	5,000	—	—	—	5,000
Proceeds from exercise of stock option and purchase plans	566	—	—	—	566
Decrease in restricted cash and cash equivalents	15	—	—	—	15
Other financing activities, net	(1,158)	(711)	—	—	(1,869)

Net cash provided by (used in) financing activities — continuing operations	90,140	(711)	—	—	89,429
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	90,140	(711)	—	—	89,429

Net change in cash and cash equivalents	181,595	(2,602)	—	—	178,993
Cash and cash equivalents at beginning of year	(5,724)	6,760	—	—	1,036

Cash and cash equivalents at end of year	$175,871	$4,158	$—	$—	$180,029

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1†	Common Unit Repurchase Agreement, dated as of April 3, 2007, by and among the Company, Gaylord Hotels, Inc., Bass Pro Group, LLC, and, for the limited purposes set forth therein, Colin Reed, David Kloeppel, American Sportsman Holdings Co., JLM Partners, LP, KB Capital Partners, LP and certain subsidiaries of Bass Pro Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 3, 2007 (File No. 1-13079)).

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13079)).

3.2	Second Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated May 7, 2009 (File No. 1-13079)).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008 (File No. 1-13079)).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended on June 30, 1997 (File No. 1-13079)).

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof for instruments defining the rights of common stockholders of the Company.

4.3	Stock Purchase Warrant, dated November 7, 2002, issued by the Company to Gilmore Entertainment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-13079)).

4.4	Indenture, dated as of November 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the issuance of the Company’s 6.75% Senior Notes Due 2014 (the “6.75% Senior Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 2004 (File No. 1-13079)).

4.5	First Supplemental Indenture, dated as of December 30, 2004, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4 dated April 22, 2005 (File No. 333-124251)).

4.6	Second Supplemental Indenture, dated as of June 16, 2005, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No. 1-13079)).

4.7	Third Supplemental Indenture, dated as of January 12, 2007, by and between the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

4.8	Fourth Supplemental Indenture, dated September 29, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-13079)).

4.9	Indenture related to the 3.75% Convertible Senior Notes due 2014, dated as of September 29, 2009, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, and Form of 3.75% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

4.10	Amended and Restated Rights Agreement, dated as of March 9, 2009, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

4.11	Amendment No. 1 as of August 12, 2011 to the Amended and Restated Rights Agreement, dated as of March 9, 2009, between Gaylord Entertainment Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 12, 2011 (File No. 1-13079)).

10.1	Third Amended and Restated Credit Agreement, dated August 1, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as guarantors, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-13079)).

10.2	Form of Conditional Waiver, dated as of May 18, 2010, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2010 (File No. 1-13079)).

10.3	Opryland Hotel-Florida Ground Lease, dated as of March 3, 1999, by and between Xentury City Development Company, L.L.C., and Opryland Hotel-Florida Limited Partnership (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13079)).

10.4	Hotel/ Convention Center Sublease Agreement, dated as of May 16, 2000, by and between the City of Grapevine, Texas and Opryland Hotel-Texas Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.5	Sublease Addendum Number 1, dated July 28, 2000, by and between the City of Grapevine, Texas and Opryland Hotel- Texas Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.6	Settlement Agreement, dated March 9, 2009, by and between the Company and TRT Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.7	Letter Agreement, dated March 9, 2009, by and between the Company and GAMCO Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 10, 2009 (File No. 1-13079)).

10.8	Purchase Agreement dated September 24, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.9	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.10	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.11	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.12	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.13	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.14	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.15	Equity Derivatives Confirmation (convertible note hedge transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.16	Amendment Agreement to Note Hedge Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079 (File No. 1-13079)).

10.17	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 29, 2009v).

10.18	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.19	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.20	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Citibank N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.21	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.22	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.23	Equity Derivatives Confirmation (warrant transaction), dated September 24, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.24	Amendment Agreement to Warrant Confirmation, dated as of September 25, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-13079)).

10.25#	Amended and Restated Gaylord Entertainment Company 1997 Omnibus Stock Option and Incentive Plan (including amendments adopted at the May 2003 Stockholders Meeting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13079)).

10.26#	The Opryland USA Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the former Gaylord Entertainment Company’s Registration Statement on Form S-1 (File No. 33-42329)).

10.27#	Gaylord Entertainment Company Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13079)).

10.28#	Executive Employment Agreement of Colin V. Reed, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.29#	First Amendment to Executive Employment Agreement of Colin V. Reed, dated December 18, 2008, with Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008 (File No. 1-13079)).

10.30#	Second Amendment to Executive Employment Agreement, dated September 3, 2010, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.31#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Colin V. Reed (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.32#	Indemnification Agreement, dated as of April 23, 2001, by and between the Company and Michael D. Rose (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13079)).

10.33#	Form of Employment Agreement of David C. Kloeppel, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.34#	Form of Employment Agreement of each of Carter R. Todd, Mark Fioravanti and Richard A. Maradik, dated February 25, 2008, with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008 (File No. 1-13079)).

10.35#	Form of Amendment No. 1 to Employment Agreement of each of David C. Kloeppel, Mark Fioravanti and Richard A. Maradik (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.36#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and David C. Kloeppel (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.37#	Amendment No. 1 to Employment Agreement, dated September 3, 2010, by and between the Company and Carter R. Todd (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.38#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Mark Fioravanti (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.39#	Amendment No. 2 to Employment Agreement, dated September 3, 2010, by and between the Company and Richard A. Maradik (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.40#	Form of Indemnification Agreement between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13079)).

10.41#	Form of Stock Option Agreement with respect to options granted to employees of Gaylord Entertainment Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079)).

10.42#	Form of Director Stock Option Agreement with respect to options granted to members of the Gaylord Entertainment Company Board of Directors pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-13079).

10.43#	Form of Restricted Stock Agreement with respect to restricted stock granted to employees of the Company pursuant to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2005 (File No. 1-13079)).

10.44#	Form of Performance Accelerated Restricted Stock Unit Agreement with respect to restricted stock units granted to employees of the Company pursuant to the 1997 Plan and the Company’s performance accelerated restricted stock unit program (“PARSUP”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 (File No 1-13079)).

10.45*#	Summary of Director and Executive Officer Compensation.

10.46#	Gaylord Entertainment Company Amended and Restated 2006 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 1, 2011 (File No. 1-13079)).

10.47#	Form of Restricted Share Award Agreement with respect to restricted stock granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.48#	Form of Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.49#	Form of Director Non-Qualified Stock Option Agreement with respect to stock options granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079))

10.50#	Form of Director Restricted Stock Unit Award Agreement with respect to restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 (File No. 1-13079)).

10.51#	Form of Restricted Stock Unit Award Agreement with respect to performance-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2008 (File No. 1-13079)).

10.52#	Form of Restricted Stock Unit Award Agreement with respect to time-vesting restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-13079)).

10.53#	Form of Stock Option Cancellation Agreement between the Company and each of Colin V. Reed, David C. Kloeppel, Mark Fioravanti and Carter R. Todd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2009 (File No. 1-13079)).

10.54#	2008 Long Term Incentive Plan Form of Amended and Restated Restricted Stock Unit Award Agreement amending grants made to the Company’s named executive officers as described in the Company’s Current Report on Form 8-K dated September 7, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-13079)).

10.55	Letter Agreement, dated January 13, 2012, by and between the Company, TRT Holdings, Inc. and Robert Rowling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2012 (File No. 1-13079)).

21*	Subsidiaries of Gaylord Entertainment Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Management contract or compensatory plan or arrangement.