Form 10-Q
period 2012-03-31
GAYLORD ENTERTAINMENT CO /DE
filed 2012-05-09
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common Stock, par value $.01	48,914,467 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2012

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$238,915	$220,738

Operating expenses:
Operating costs	134,983	133,878
Selling, general and administrative	49,309	43,078
Casualty loss	174	(1)
Preopening costs	331	—
Depreciation and amortization	32,434	29,057

Operating income	21,684	14,726

Interest expense, net of amounts capitalized	(14,362)	(20,809)
Interest income	3,154	3,173
Income from unconsolidated companies	—	173
Other gains and (losses), net	—	(191)

Income (loss) before income taxes and discontinued operations	10,476	(2,928)

(Provision) benefit for income taxes	(4,469)	967

Income (loss) from continuing operations	6,007	(1,961)

Income from discontinued operations, net of income taxes	21	4

Net income (loss)	$6,028	$(1,957)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.04)
Income from discontinued operations, net of income taxes	—	—

Net income (loss)	$0.12	$(0.04)

Fully diluted income (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.04)
Income from discontinued operations, net of income taxes	—	—

Net income (loss)	$0.12	$(0.04)

Comprehensive income, net of deferred taxes of $0 and $1,858	$6,028	$1,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents - unrestricted	$19,862	$44,388
Cash and cash equivalents - restricted	1,150	1,150
Trade receivables, less allowance of $647 and $719, respectively	62,975	41,939
Deferred income taxes	6,444	8,641
Other current assets	40,901	48,538

Total current assets	131,332	144,656

Property and equipment, net of accumulated depreciation	2,205,661	2,209,127
Notes receivable, net of current portion	143,849	142,567
Long-term deferred financing costs	14,758	15,947
Other long-term assets	52,693	50,713
Long-term assets of discontinued operations	376	390

Total assets	$2,548,669	$2,563,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$763	$755
Accounts payable and accrued liabilities	153,244	168,975
Current liabilities of discontinued operations	165	186

Total current liabilities	154,172	169,916

Long-term debt and capital lease obligations, net of current portion	1,061,182	1,073,070
Deferred income taxes	110,345	108,219
Other long-term liabilities	169,668	166,209
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 48,902 and 48,428 shares issued and outstanding, respectively	489	484
Additional paid-in capital	931,213	929,904
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	161,805	155,777
Accumulated other comprehensive loss	(36,057)	(36,031)

Total stockholders’ equity	1,052,851	1,045,535

Total liabilities and stockholders’ equity	$2,548,669	$2,563,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(In thousands)

	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$6,028	$(1,957)
Amounts to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(21)	(4)
Income from unconsolidated companies	—	(173)
Loss on disposals of long-lived assets	—	201
Provision (benefit) for deferred income taxes	4,479	(1,346)
Depreciation and amortization	32,434	29,057
Amortization of deferred financing costs	1,212	1,309
Amortization of discount on convertible notes	3,307	3,043
Stock-based compensation expense	2,356	2,323
Changes in:
Trade receivables	(21,036)	(32,134)
Interest receivable	551	5,089
Accounts payable and accrued liabilities	(18,728)	(11,478)
Other assets and liabilities	3,320	(1,882)

Net cash flows provided by (used in) operating activities - continuing operations	13,902	(7,952)
Net cash flows provided by (used in) operating activities - discontinued operations	13	(26)

Net cash flows provided by (used in) operating activities	13,915	(7,978)

Cash Flows from Investing Activities:
Purchases of property and equipment	(29,734)	(37,497)
Collection of notes receivable	2,870	2,465
Other investing activities	378	1,570

Net cash flows used in investing activities - continuing operations	(26,486)	(33,462)
Net cash flows used in investing activities - discontinued operations	—	—

Net cash flows used in investing activities	(26,486)	(33,462)

Cash Flows from Financing Activities:
Repayments under credit facility	(15,000)	—
Proceeds from exercise of stock option and purchase plans	3,232	4,052
Other financing activities, net	(187)	(42)

Net cash flows provided by (used in) financing activities - continuing operations	(11,955)	4,010
Net cash flows provided by financing activities - discontinued operations	—	—

Net cash flows provided by (used in) financing activities	(11,955)	4,010

Net change in cash and cash equivalents	(24,526)	(37,430)
Cash and cash equivalents - unrestricted, beginning of period	44,388	124,398

Cash and cash equivalents - unrestricted, end of period	$19,862	$86,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

2. NEWLY ISSUED ACCOUNTING STANDARDS:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820, “Fair Value Measurements,” to clarify existing guidance and to require more detailed disclosures relating to Level 3 fair value measurements. In addition, this ASU requires that a reporting entity provide the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. The Company adopted this ASU in the first quarter of 2012 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either instance, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this ASU were deferred, and the Company adopted the required portions of this ASU in the first quarter of 2012. This adoption did not have a material impact on the Company’s consolidated financial statements.

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding	48,715	48,221
Effect of dilutive stock-based compensation	608	—
Effect of convertible notes	814	—

Weighted average shares outstanding - assuming dilution	50,137	48,221

For the three months ended March 31, 2011, the effect of dilutive stock-based compensation awards was the equivalent of approximately 839,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

The Company had stock-based compensation awards outstanding with respect to approximately 1,576,000 and 884,000 shares of common stock as of March 31, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011, in 2009 the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”) due 2014. It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The effect of potentially issuable shares under this conversion spread for the three months ended March 31, 2011 was the equivalent of approximately 3,079,000 shares of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holder may purchase approximately 13.2 million shares of Company common stock at a price per share of $32.70, subject to anti-dilution adjustments. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock. The effect of potentially issuable shares under these warrants for the three months ended March 31, 2012 and 2011 was the equivalent of approximately 0 and 1,052,000 shares, respectively, of common stock outstanding. Because the Company had a loss from continuing operations in the three months ended March 31, 2011, these incremental shares were excluded from the computation of diluted earnings per share for that period as the effect of their inclusion would have been anti-dilutive.

4. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at March 31, 2012 and December 31, 2011 is recorded at cost and summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$218,805	$217,811
Buildings	2,279,585	2,272,381
Furniture, fixtures and equipment	545,297	533,396
Construction in progress	63,532	59,822

	3,107,219	3,083,410
Accumulated depreciation	(901,558)	(874,283)

Property and equipment, net	$2,205,661	$2,209,127

5. NOTES RECEIVABLE:

In connection with the development of the Gaylord National Resort and Convention Center (“Gaylord National”), the Company is currently holding two issuances of bonds and receives the debt service thereon, which is payable from tax increments, hotel taxes and special hotel rental taxes generated from Gaylord National through the maturity date. The Company is recording the amortization of discount on these notes receivable as interest income over the life of the notes.

During each of the three months ended March 31, 2012 and 2011, the Company recorded interest income of $3.2 million on these bonds. The Company received payments of $6.6 million and $10.7 million during the three months ended March 31, 2012 and 2011, respectively, relating to these notes receivable.

6. DEBT:

The Company’s debt and capital lease obligations related to continuing operations at March 31, 2012 and December 31, 2011 consisted of (in thousands):

	March 31, 2012	December 31, 2011
$925 Million Credit Facility, interest at LIBOR plus 2.25% or bank’s base rate plus 1.25%, maturing August 1, 2015	$585,000	$600,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $37,447 and $40,754	322,553	319,246
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	2,212	2,399

Total debt	1,061,945	1,073,825
Less amounts due within one year	(763)	(755)

Total long-term debt	$1,061,182	$1,073,070

As of March 31, 2012, the Company was in compliance with all of its covenants related to its debt.

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. From time to time, interest rate swaps may be entered into to manage interest rate risk associated with portions of the Company’s variable rate borrowings. From time to time, natural gas price swaps may be entered into to manage the price risk associated with forecasted purchases of natural gas and electricity used by the Company’s hotels. The Company designates its interest rate swaps as cash flow hedges of variable rate borrowings and its natural gas price swaps as cash flow hedges of forecasted purchases of natural gas and electricity. All of the Company’s derivatives are held for hedging purposes. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. All of the counterparties to the Company’s derivative agreements are financial institutions with at least investment grade credit ratings.

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

At March 31, 2012 and December 31, 2011, the Company had no variable to fixed interest rate swap contracts. The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

At March 31, 2012 and December 31, 2011, the Company had no variable to fixed natural gas price swap contracts. The Company previously entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge was to reduce the variability of cash flows associated with the forecasted purchases of these commodities.

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Location of Amount Reclassified from Accumulated OCI into Income	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest rate swaps	$—	$(286)	Interest expense, net of amounts capitalized	$—	$5,453
Natural gas swaps	—	(94)	Operating Costs	—	157

Total	$—	$(380)	Total	$—	$5,610

8. STOCK PLANS:

In addition to grants of stock options to its directors and employees, the Company’s 2006 Omnibus Incentive Plan (the “Plan”) permits the award of restricted stock and restricted stock units. The fair value of restricted stock and restricted stock units with time-based vesting or performance conditions is determined based on the market price of the Company’s stock at the date of grant. The Company generally records compensation expense equal to the fair value of each Restricted Stock Award granted over the vesting period.

During the three months ended March 31, 2012, the Company granted 281,430 restricted stock units with time-based vesting and a weighted-average grant-date fair value of $29.75 per award. Additionally, the Company granted 104,500 restricted stock units to certain members of its management team which may vest in 2015 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2014 relative to the total shareholder return of the Russell 2000 Index during the same period. The weighted-average grant date fair value of $39.88 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.54%, an expected life of 3.0 years and historical volatilities that ranged from 15% to 238%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

At March 31, 2012 and December 31, 2011, restricted stock units of 875,161 and restricted stock and restricted stock units of 633,647 shares, respectively, were outstanding.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.4 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively.

9. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended March 31,
	2012	2011
Interest cost	$1,087	$1,208
Expected return on plan assets	(1,173)	(1,333)
Amortization of net actuarial loss	1,170	619

Total net periodic pension expense	$1,084	$494

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended March 31,
	2012	2011
Service cost	$14	$14
Interest cost	254	258
Amortization of net actuarial loss	176	—
Amortization of prior service credit	(108)	—
Amortization of curtailment gain	(22)	(61)

Total net postretirement benefit expense	$314	$211

10. INCOME TAXES:

The Company’s effective tax rate as applied to pre-tax income (loss) was 43% and 33% for the three months ended March 31, 2012 and 2011, respectively. The change in the Company’s effective tax rate during the period was due primarily to increases in permanent tax adjustments and state tax expense and a decrease in federal tax credits, partially offset by a decrease in the federal valuation allowance.

As of March 31, 2012 and December 31, 2011, the Company had $13.9 million and $14.1 million of unrecognized tax benefits, respectively, of which $7.4 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $13.1 million, mainly due to the expiration of various statutes of limitations. As of March 31, 2012 and December 31, 2011, the Company had accrued $2.2 million and $2.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES:

In June 2011, the Company announced its plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and could be funded by the Company, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between the Company and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by the Company’s board of directors. The

Company expects to break ground on construction in 2013 and expects the resort to be open for business in early 2016. At this time, the Company has not made any material financial commitments in connection with this development.

In September 2008, the Company announced it had entered into a land purchase agreement with DMB Mesa Proving Grounds LLC, an affiliate of DMB Associates, Inc. (“DMB”), to create a resort and convention hotel at the Mesa Proving Grounds in Mesa, Arizona, which is located approximately 30 miles from downtown Phoenix. The DMB development is planned to host an urban environment that features a Gaylord resort property, a retail development, a golf course, office space, residential offerings and significant other mixed-use components. The Company’s purchase agreement includes the purchase of 100 acres of real estate within the 3,200-acre Mesa Proving Grounds. The project is contingent on the finalization of entitlements and incentives, and final approval by the Company’s board of directors. The Company made an initial deposit of a portion of the land purchase price upon execution of the agreement with DMB, and additional deposit amounts are due upon the occurrence of various development milestones, including required governmental approvals of the entitlements and incentives. These deposits are refundable to the Company upon a termination of the agreement with DMB during a specified due diligence period, except in the event of a breach of the agreement by the Company. The timing of this development is uncertain, and the Company has not made any financing plans or, except as described above, made any commitments in connection with the proposed development.

In January 2012, the Company announced that it had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to Gaylord Opryland on land that the Company currently owns. The Dollywood Company will operate the park, and the Company will contribute both land and cash to represent its 50 percent share of the venture. Phase one of the project is a yet unnamed approximately $50 million water and snow park, which the Company believes will be the first of its kind in the U.S. An early 2013 groundbreaking date is expected with the park opening slated for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure. At this time, the Company has not made any material financial commitments in connection with this development.

The Company is considering other potential hotel sites throughout the country. The timing and extent of any of these development projects is uncertain, and the Company has not made any commitments, received any government approvals or made any financing plans in connection with these development projects.

Through joint venture arrangements with two private real estate funds, the Company previously invested in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $23.8 million, which represents its pro rata share of the $121.2 million of total debt that is subject to the guarantees. As of March 31, 2012, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims relating to workers’ compensation, employee medical benefits and general liability for which it is self-insured.

The Company has entered into employment agreements with certain officers, which provide for severance payments upon certain events, including certain terminations in connection with a change of control.

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

As of March 31, 2012 and December 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at March 31, 2012 and December 31, 2011. The Company’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,837	$15,837	$—	$—

Total assets measured at fair value	$15,837	$15,837	$—	$—

	December 31, 2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$13,892	$13,892	$—	$—

Total assets measured at fair value	$13,892	$13,892	$—	$—

The remainder of the assets and liabilities held by the Company at March 31, 2012 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 5 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $90.6 million and $58.7 million, respectively, as of March 31, 2012. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of March 31, 2012 and the fair value of the Series B Bond was approximately $37 million as of March 31, 2012. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of March 31, 2012.

The Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes due 2014 that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on March 31, 2012 was $322.6 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $332 million as of March 31, 2012.

The Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $149.9 million as of March 31, 2012.

The carrying amount of short-term financial instruments held by the Company (cash, short-term investments, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. The concentration of credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base.

13. FINANCIAL REPORTING BY BUSINESS SEGMENTS:

The Company’s continuing operations are organized into three principal business segments:

•

Hospitality, which includes the Gaylord Opryland Resort and Convention Center, the Gaylord Palms Resort and Convention Center, the Gaylord Texan Resort and Convention Center, the Gaylord National Resort and Convention Center and the Radisson Hotel at Opryland;

•	Opry and Attractions, which includes the Grand Ole Opry, WSM-AM, and the Company’s Nashville-based attractions; and

•	Corporate and Other, which includes the Company’s corporate expenses.

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Hospitality	$226,048	$209,342
Opry and Attractions	12,835	11,367
Corporate and Other	32	29

Total	$238,915	$220,738

Depreciation and amortization:
Hospitality	$28,536	$25,275
Opry and Attractions	1,285	1,332
Corporate and Other	2,613	2,450

Total	$32,434	$29,057

Operating income (loss):
Hospitality	$40,036	$29,454
Opry and Attractions	793	(643)
Corporate and Other	(18,640)	(14,086)
Casualty loss	(174)	1
Preopening costs	(331)	—

Total operating income	21,684	14,726
Interest expense, net of amounts capitalized	(14,362)	(20,809)
Interest income	3,154	3,173
Income from unconsolidated companies	—	173
Other gains and (losses), net	—	(191)

Income (loss) before income taxes and discontinued operations	$10,476	$(2,928)

14. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$2,798	$239,011	$—	$(2,894)	$238,915
Operating expenses:
Operating costs	—	134,983	—	—	134,983
Selling, general and administrative	8,030	41,382	—	(103)	49,309
Casualty loss	33	141	—	—	174
Preopening costs	13	318	—	—	331
Management fees	—	2,791	—	(2,791)	—
Depreciation and amortization	769	31,665	—	—	32,434

Operating income (loss)	(6,047)	27,731	—	—	21,684
Interest expense, net of amounts capitalized	(14,634)	(29,828)	(104)	30,204	(14,362)
Interest income	25,329	3,949	4,080	(30,204)	3,154

Income (loss) before income taxes	4,648	1,852	3,976	—	10,476
Provision for income taxes	(1,951)	(849)	(1,669)	—	(4,469)
Equity in subsidiaries’ earnings, net	3,331	—	—	(3,331)	—

Income from continuing operations	6,028	1,003	2,307	(3,331)	6,007
Income from discontinued operations, net of taxes	—	—	21	—	21

Net income	$6,028	$1,003	$2,328	$(3,331)	$6,028

Comprehensive income	$6,028	$1,003	$2,328	$(3,331)	$6,028

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$1,475	$220,759	$—	$(1,496)	$220,738
Operating expenses:
Operating costs	—	133,906	—	(28)	133,878
Selling, general and administrative	4,292	38,786	—	—	43,078
Casualty loss	—	(1)	—	—	(1)
Management fees	—	1,468	—	(1,468)	—
Depreciation and amortization	1,027	28,030	—	—	29,057

Operating income (loss)	(3,844)	18,570	—	—	14,726
Interest expense, net of amounts capitalized	(21,074)	(29,984)	(99)	30,348	(20,809)
Interest income	25,827	3,865	3,829	(30,348)	3,173
Income from unconsolidated companies	—	173	—	—	173
Other gains and (losses), net	—	(191)	—	—	(191)

Income (loss) before income taxes	909	(7,567)	3,730	—	(2,928)
(Provision) benefit for income taxes	(475)	2,891	(1,449)	—	967
Equity in subsidiaries’ losses, net	(2,391)	—	—	2,391	—

Income (loss) from continuing operations	(1,957)	(4,676)	2,281	2,391	(1,961)
Income (loss) from discontinued operations, net of taxes	—	22	(18)	—	4

Net income (loss)	$(1,957)	$(4,654)	$2,263	$2,391	$(1,957)

Comprehensive income (loss)	$1,452	$(4,654)	$2,263	$2,391	$1,452

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2012

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$16,100	$3,762	$—	$—	$19,862
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	62,975	—	—	62,975
Deferred income taxes	164	6,257	23	—	6,444
Other current assets	(2,970)	43,997	—	(126)	40,901
Intercompany receivables, net	1,760,398	—	306,358	(2,066,756)	—

Total current assets	1,774,842	116,991	306,381	(2,066,882)	131,332
Property and equipment, net of accumulated depreciation	46,993	2,158,668	—	—	2,205,661
Notes receivable, net of current portion	—	143,849	—	—	143,849
Long-term deferred financing costs	14,758	—	—	—	14,758
Other long-term assets	663,781	358,996	—	(970,084)	52,693
Long-term assets of discontinued operations	—	—	376	—	376

Total assets	$2,500,374	$2,778,504	$306,757	$(3,036,966)	$2,548,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$763	$—	$—	$763
Accounts payable and accrued liabilities	13,304	140,357	—	(417)	153,244
Intercompany payables, net	—	1,976,173	90,583	(2,066,756)	—
Current liabilities of discontinued operations	—	—	165	—	165

Total current liabilities	13,304	2,117,293	90,748	(2,067,173)	154,172
Long-term debt and capital lease obligations, net of current portion	1,059,732	1,450	—	—	1,061,182
Deferred income taxes	(35,216)	145,642	(81)	—	110,345
Other long-term liabilities	84,709	84,668	—	291	169,668
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	489	2,388	1	(2,389)	489
Additional paid-in capital	931,213	1,081,067	(40,129)	(1,040,938)	931,213
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	486,799	(654,004)	255,767	73,243	161,805
Accumulated other comprehensive loss	(36,057)	—	—	—	(36,057)

Total stockholders’ equity	1,377,845	429,451	215,639	(970,084)	1,052,851

Total liabilities and stockholders’ equity	$2,500,374	$2,778,504	$306,757	$(3,036,966)	$2,548,669

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents — unrestricted	$37,562	$6,826	$—	$—	$44,388
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	41,939	—	—	41,939
Deferred income taxes	1,195	7,423	23	—	8,641
Other current assets	2,710	45,954	—	(126)	48,538
Intercompany receivables, net	1,745,197	—	302,368	(2,047,565)	—

Total current assets	1,787,814	102,142	302,391	(2,047,691)	144,656
Property and equipment, net of accumulated depreciation	43,733	2,165,394	—	—	2,209,127
Notes receivable, net of current portion	—	142,567	—	—	142,567
Long-term deferred financing costs	15,947	—	—	—	15,947
Other long-term assets	658,167	359,297	—	(966,751)	50,713
Long-term assets of discontinued operations	—	—	390	—	390

Total assets	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:

Current portion of long-term debt and capital lease obligations	$—	$755	$—	$—	$755
Accounts payable and accrued liabilities	17,934	151,458	—	(417)	168,975
Intercompany payables, net	—	1,958,653	88,912	(2,047,565)	—
Current liabilities of discontinued operations	—	—	186	—	186

Total current liabilities	17,934	2,110,866	89,098	(2,047,982)	169,916
Long-term debt and capital lease obligations, net of current portion	1,071,426	1,644	—	—	1,073,070
Deferred income taxes	(36,586)	144,886	(81)	—	108,219
Other long-term liabilities	82,358	83,560	—	291	166,209
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	484	2,388	1	(2,389)	484
Additional paid-in capital	929,904	1,081,063	(40,127)	(1,040,936)	929,904
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	480,771	(655,007)	253,439	76,574	155,777
Accumulated other comprehensive loss	(36,031)	—	—	—	(36,031)

Total stockholders’ equity	1,370,529	428,444	213,313	(966,751)	1,045,535

Total liabilities and stockholders’ equity	$2,505,661	$2,769,400	$302,781	$(3,014,442)	$2,563,400

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(6,782)	$20,697	$(13)	$—	$13,902
Net cash provided by discontinued operating activities	—	—	13	—	13

Net cash provided by (used in) operating activities	(6,782)	20,697	—	—	13,915

Purchases of property and equipment	(2,912)	(26,822)	—	—	(29,734)
Collection of notes receivable	—	2,870	—	—	2,870
Other investing activities	—	378	—	—	378

Net cash used in investing activities — continuing operations	(2,912)	(23,574)	—	—	(26,486)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(2,912)	(23,574)	—	—	(26,486)

Net repayments under credit facility	(15,000)	—	—	—	(15,000)
Proceeds from exercise of stock option and purchase plans	3,232	—	—	—	3,232
Other financing activities, net	—	(187)	—	—	(187)

Net cash used in financing activities — continuing operations	(11,768)	(187)	—	—	(11,955)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(11,768)	(187)	—	—	(11,955)

Net change in cash and cash equivalents	(21,462)	(3,064)	—	—	(24,526)
Cash and cash equivalents at beginning of period	37,562	6,826	—	—	44,388

Cash and cash equivalents at end of period	$16,100	$3,762	$—	$—	$19,862

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by continuing operating activities	$(37,264)	$29,248	$64	$—	$(7,952)
Net cash provided by (used in) discontinued operating activities	—	38	(64)	—	(26)

Net cash (used in) provided by operating activities	(37,264)	29,286	—	—	(7,978)

Purchases of property and equipment	(1,588)	(35,909)	—	—	(37,497)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	4	1,566	—	—	1,570

Net cash used in investing activities — continuing operations	(1,584)	(31,878)	—	—	(33,462)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(1,584)	(31,878)	—	—	(33,462)

Proceeds from exercise of stock option and purchase plans	4,052	—	—	—	4,052
Other financing activities, net	—	(42)	—	—	(42)

Net cash provided by (used in) financing activities — continuing operations	4,052	(42)	—	—	4,010
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,052	(42)	—	—	4,010

Net change in cash and cash equivalents	(34,796)	(2,634)	—	—	(37,430)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$83,117	$3,851	$—	$—	$86,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 or described from time to time in our other reports filed with the SEC. These include the risks and uncertainties associated with refinancing our indebtedness prior to its various maturities, risks associated with development, budgeting, financing and approvals for our Aurora, Colorado project and our water park project, economic conditions affecting the hospitality business generally, rising labor and benefits costs, the timing of any new development projects, increased costs and other risks associated with building and developing new hotel facilities and new attractions, the geographic concentration of our hotel properties, business levels at the Company’s hotels, our ability to successfully operate our hotels and our ability to obtain financing for new developments. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overall Outlook

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our Company’s operations and expansion plans. However, in 2010 and 2011, and thus far in 2012, we have begun to see stabilization in our industry and specifically in our business. During these periods, we have seen increases in group travel as compared to recessionary levels, as well as growth in outside-the-room revenue, indicating that not only are our group customers traveling again, they are spending more on food and beverage and entertainment during their stay at our properties.

Group customers typically book rooms and meeting space with significant lead times, sometimes several years in advance of guest arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is being replaced with bookings reflecting generally higher rates. As a result of the higher levels of group business, we have experienced an increase in occupancy in recent quarters as well as increases in rates and future bookings, although there can be no assurance that we can continue to achieve further improvements in occupancy and revenue levels. Our attrition and cancellation levels have also decreased compared to recessionary levels. In conjunction with the improvements in our business, as well as our improved outlook on the hospitality industry generally, we are revisiting our future plans for growth. We cannot predict when, if, or for how long hospitality demand and spending will return to historical levels, but we anticipate that our future financial results and growth will be harmed if the economy does not continue to improve or becomes worse.

See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Development Update

In June 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado, located approximately 25 minutes from downtown Denver. The Aurora development, which is expected to feature 1,500 guest rooms and 400,000 square feet of exhibition and meeting space, will be located on 85 acres in LNR Property CPI Fund’s High Point Master Plan Development. The project is expected to cost approximately $800 million and could be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

In January 2012, we announced that we had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to Gaylord Opryland on land that we currently own. The Dollywood Company will operate the park, and we will contribute both land and cash to represent our 50 percent share of the venture. Phase one of the project is a yet unnamed approximately $50 million water and snow park, which we believe will be the first of its kind in the U.S. We expect groundbreaking to occur in early 2013, and we expect to open the park for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure.

Our investments thus far in 2012 consisted primarily of the continuance of the renovation of the guestrooms and new resort pools and the completion of a new sports bar entertainment facility at Gaylord Palms and ongoing maintenance capital expenditures for our existing properties. Our investments in the remainder of 2012 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties, the completion of the rooms renovation and resort pools at Gaylord Palms, design and architectural plans for our planned resort and convention center in Aurora, Colorado, and potentially, development or acquisition projects that have not yet been determined.

As described in Note 11 to our condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 included herewith, we are a party to a land purchase agreement with respect to a potential hotel development in Mesa, Arizona.

We are also considering other potential hotel sites throughout the country. We have made no material financial commitments to construct new facilities. We are closely monitoring the condition of the economy and the availability of attractive financing. We are unable to predict at this time when we might make such commitments or commence any new construction.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

Hospitality, consisting of our Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), our Gaylord Palms Resort and Convention Center (“Gaylord Palms”), our Gaylord Texan Resort and Convention Center (“Gaylord Texan”), our Gaylord National Resort and Convention Center (“Gaylord National”) and our Radisson Hotel at Opryland (“Radisson Hotel”).

•	Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville-based attractions.

•	Corporate and Other, consisting of our corporate expenses.

For the three months ended March 31, 2012 and 2011, our total revenues were divided among these business segments as follows:

	Three months ended March 31,
Segment	2012	2011
Hospitality	94.6%	94.8%
Opry and Attractions	5.4%	5.2%
Corporate and Other	0.0%	0.0%

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

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months ended March 31, 2012 and 2011. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited Three Months ended March 31,
	2012	%	2011	%
Income Statement Data:
REVENUES:
Hospitality	$226,048	94.6%	$209,342	94.8%
Opry and Attractions	12,835	5.4%	11,367	5.1%
Corporate and Other	32	0.0%	29	0.0%

Total revenues	238,915	100.0%	220,738	100.0%

OPERATING EXPENSES:
Operating costs	134,983	56.5%	133,878	60.7%
Selling, general and administrative	49,309	20.6%	43,078	19.5%
Casualty loss	174	0.1%	(1)	0.0%
Preopening costs	331	0.1%	—	0.0%
Depreciation and amortization:
Hospitality	28,536	11.9%	25,275	11.5%
Opry and Attractions	1,285	0.5%	1,332	0.6%
Corporate and Other	2,613	1.1%	2,450	1.1%

Total depreciation and amortization	32,434	13.6%	29,057	13.2%

Total operating expenses	217,231	90.9%	206,012	93.3%

OPERATING INCOME (LOSS):
Hospitality	40,036	17.7%	29,454	14.1%
Opry and Attractions	793	6.2%	(643)	-5.7%
Corporate and Other	(18,640)	(A )	(14,086)	(A )
Casualty loss	(174)	(B )	1	(B )
Preopening costs	(331)	(B )	—	(B )

Total operating income	21,684	9.1%	14,726	6.7%
Interest expense, net of amounts capitalized	(14,362)	(B )	(20,809)	(B )
Interest income	3,154	(B )	3,173	(B )
Income from unconsolidated companies	—	(B )	173	(B )
Other gains and (losses), net	—	(B )	(191)	(B )
(Provision) benefit for income taxes	(4,469)	(B )	967	(B )
Income from discontinued operations, net	21	(B )	4	(B )

Net income (loss)	$6,028	(B )	$(1,957)	(B )

(A) These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.

(B) These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months ended March 31, 2012 and 2011 (in thousands, except percentages and per share data):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$238,915	$220,738	8.2%
Total operating expenses	217,231	206,012	5.4%
Operating income	21,684	14,726	47.2%
Net income (loss)	6,028	(1,957)	408.0%
Net income (loss) per share - fully diluted	0.12	(0.04)	400.0%

Total Revenues

The increase in our total revenues for the three months ended March 31, 2012, as compared to the same period in 2011, is attributable to an increase in our Hospitality segment revenues of $16.7 million for the 2012 period and an increase in our Opry and Attractions segment revenue of $1.5 million for the 2012 period, as discussed more fully below.

Total Operating Expenses

The increase in our total operating expenses for the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to an increase of $6.6 million in our Hospitality segment operating expenses associated with higher occupancy and increased depreciation expense, and an increase of $4.5 million in our Corporate and Other segment, as discussed more fully below.

Net Income (Loss)

Our net income of $6.0 million for the three months ended March 31, 2012, as compared to a net loss of $2.0 million for the same period in 2011, was due to the change in our operating income described above and the following factors, each as described more fully below:

•	A $6.4 million decrease in interest expense, net of amounts capitalized, during the 2012 period, as compared to the 2011 period.

•	A provision for income taxes of $4.5 million during the 2012 period, as compared to a benefit from income taxes of $1.0 million during the 2011 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the periods described herein were:

•

Increased occupancy levels and ADR at Gaylord Palms (an increase of 4.8 percentage points of occupancy and an increase of 8.7% in ADR for the 2012 period, as compared to the 2011 period), primarily due to increased levels of group business. This increase in group business led to an increase in outside-the-room spending (an increase of 10.6% during the 2012 period, as compared to the 2011 period), primarily due to increases in banquets and conference services.

•

Increased ADR at Gaylord Opryland (an increase of 12.0% during the 2012 period, as compared to the 2011 period) due to an increase in both group and transient rates. Outside-the-room spending increased (an increase of 19.0% during the 2012 period, as compared to the 2011 period), as a result of increased banquet spending, increased food and beverage spending and increased conference services.

•

Decreased attrition and cancellation levels for the 2012 period, as compared to the 2011 period, which increased our operating income, RevPAR and Total RevPAR. Attrition for the 2012 period was 4.5% of bookings, compared to 6.1% for the 2011 period, and cancellations for the 2012 period were down 57.2% as compared to the 2011 period.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months ended March 31, 2012 and 2011 (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2012	2011	% Change
Hospitality revenue (1)	$226,048	$209,342	8.0%
Hospitality operating expenses:
Operating costs	124,703	123,765	0.8%
Selling, general and administrative	32,773	30,848	6.2%
Depreciation and amortization	28,536	25,275	12.9%

Total Hospitality operating expenses	186,012	179,888	3.4%

Hospitality operating income (2)	$40,036	$29,454	35.9%

Hospitality performance metrics:
Occupancy	69.9%	69.6%	0.4%
ADR	$169.89	$164.43	3.3%
RevPAR (3)	$118.82	$114.45	3.8%
Total RevPAR (4)	$306.99	$292.61	4.9%
Net Definite Room Nights Booked	306,000	275,000	11.3%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented.
(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room sales by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.

(4)	We calculate Hospitality Total RevPAR by dividing the sum of room sales, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.

The increase in total Hospitality segment revenue in the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to increases of $10.4 million and $6.0 million, respectively, at Gaylord Opryland and Gaylord Palms primarily as a result of increased ADR and increased outside-the-room spending during the 2012 period. These increases are partially offset by a decrease of $2.1 million at Gaylord Texan during the 2012 period, due primarily to the 2011 period benefitting from the impact of the Super Bowl in February 2011.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended March 31,
	2012	2011
Group	83.9%	85.2%
Transient	16.1%	14.8%

The decrease in group business during the 2012 period as compared to the 2011 period is primarily the result of a decrease at Gaylord Texan as a result of the impact of the Super Bowl during the 2011 period.

Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months ended March 31, 2012, as compared to the same period in 2011, is primarily attributable to increases at Gaylord Opryland and Gaylord Palms, as described below.

Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of a slight increase at Gaylord Palms, partially offset by a slight decrease at Gaylord Texan, as described below.

Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of an increase at Gaylord Opryland, as described below.

Total Hospitality segment depreciation and amortization expense increased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily related to the disposal of certain fixed assets associated with a corridor renovation at Gaylord Opryland.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months ended March 31, 2012 and 2011.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$70,669	$60,310	17.2%
Operating expense data:
Operating costs	38,401	38,273	0.3%
Selling, general and administrative	9,612	8,256	16.4%
Hospitality performance metrics:
Occupancy	68.0%	68.6%	-0.9%
ADR	$153.67	$137.26	12.0%
RevPAR	$104.56	$94.19	11.0%
Total RevPAR	$269.46	$232.76	15.8%

Total revenue, RevPAR and Total RevPAR increased at Gaylord Opryland in the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of increased ADR, primarily due to increased group business from associations. While occupancy was relatively stable, we experienced an increase in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during the 2012 period. The increase in Total RevPAR was also impacted by higher collection of attrition and cancellation fees during the 2012 period.

Operating costs remained fairly stable at Gaylord Opryland in the three months ended March 31, 2012 as compared to the same period in 2011. Selling, general and administrative expenses increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to increased sales and marketing expenses and increased employee benefit costs.

Gaylord Palms Results. The results of Gaylord Palms for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$51,532	$45,492	13.3%
Operating expense data:
Operating costs	24,546	23,732	3.4%
Selling, general and administrative	8,347	8,049	3.7%
Hospitality performance metrics:
Occupancy	83.0%	78.2%	6.1%
ADR	$180.45	$166.07	8.7%
RevPAR	$149.84	$129.93	15.3%
Total RevPAR	$403.85	$359.51	12.3%

Gaylord Palms revenue, RevPAR and Total RevPAR increased in the three months ended March 31, 2012, as compared to the same period in 2011, as a result of an increase in occupancy driven by an increase in corporate groups and an increase in ADR due to a shift to corporate groups from associations and other lower-rated groups. In addition, that shift resulted in an increase in outside-the-room spending, with contribution from the new sports bar, which opened on February 2, 2012, increasing revenue and Total RevPAR for the period.

Operating costs increased at Gaylord Palms in the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of higher variable costs associated with the increase in occupancy and outside-the-room spending. Selling, general and administrative expenses increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of an increase in sales and marketing expenses.

Gaylord Texan Results. The results of Gaylord Texan for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$48,274	$50,360	-4.1%
Operating expense data:
Operating costs	25,610	26,246	-2.4%
Selling, general and administrative	6,202	6,240	-0.6%
Hospitality performance metrics:
Occupancy	70.0%	72.3%	-3.2%
ADR	$176.12	$190.19	-7.4%
RevPAR	$123.35	$137.56	-10.3%
Total RevPAR	$350.85	$370.32	-5.3%

The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to lower occupancy and ADR during the 2012 period, driven by a decrease in higher-rated business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011. In addition, revenue and Total RevPAR were impacted by lower collection of attrition and cancellation fees during the 2012 period.

Operating costs at Gaylord Texan decreased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to decreased variable operating costs associated with the lower occupancy at the hotel. Selling, general and administrative expenses remained fairly stable during the three months ended March 31, 2012, as compared to the same period in 2011.

Gaylord National Results. The results of Gaylord National for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$53,413	$52,354	2.0%
Operating expense data:
Operating costs	34,832	34,806	0.1%
Selling, general and administrative	8,181	7,936	3.1%
Hospitality performance metrics:
Occupancy	65.5%	64.2%	2.0%
ADR	$188.58	$187.91	0.4%
RevPAR	$123.51	$120.70	2.3%
Total RevPAR	$294.06	$291.44	0.9%

Gaylord National revenue and Total RevPAR increased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of higher occupancy and increased outside-the-room spending during the 2012 period, driven by an increase in group room nights and stronger government group attendance. Revenue and Total RevPAR were partially offset by lower collection of attrition and cancellation fees during the 2012 period.

Operating costs at Gaylord National remained fairly stable in the three months ended March 31, 2012, as compared to the same period in 2011 even as revenue increased, due to margin management initiatives at the property level, including favorable food costs and reduced labor costs. Selling, general and administrative expenses increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in sales and marketing expenses.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$12,835	$11,367	12.9%
Operating expense data:
Operating costs	7,251	7,269	-0.2%
Selling, general and administrative	3,506	3,409	2.8%
Depreciation and amortization	1,285	1,332	-3.5%

Operating income (loss)	$793	$(643)	223.3%

The increase in revenues in the Opry and Attractions segment for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to increases at the Grand Ole Opry and the Ryman Auditorium.

Opry and Attractions operating costs and selling, general and administrative costs remained fairly stable in the three months ended March 31, 2012, as compared to the same period in 2011.

Opry and Attractions depreciation expense decreased slightly in the three months ended March 31, 2012, as compared to the same period in 2011.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$32	$29	10.3%
Operating expense data:
Operating costs	3,030	2,844	6.5%
Selling, general and administrative	13,029	8,821	47.7%
Depreciation and amortization	2,613	2,450	6.7%

Operating loss	$(18,640)	$(14,086)	-32.3%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months ended March 31, 2012, as compared to the same period in 2011, due primarily to higher maintenance costs.

Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months ended March 31, 2012, as compared to same period in 2011, due primarily to $3.1 million in non-recurring expenses in the 2012 period related to exploring opportunities for our company to unlock shareholder value.

Corporate and Other depreciation and amortization expense increased slightly in the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to an increase in software placed into service.

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2011), the Company recognized approximately $0.2 million of casualty loss expense during the three months ended March 31, 2012, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the three months ended March 31, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms.

Non-Operating Results Affecting Net Income (Loss)

General

The following table summarizes the other factors which affected our net income (loss) for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Interest expense, net of amounts capitalized	$(14,362)	$(20,809)	31.0%
Interest income	3,154	3,173	-0.6%
Income from unconsolidated companies	—	173	-100.0%
Other gains and (losses), net	—	(191)	100.0%
(Provision) benefit for income taxes	(4,469)	967	-562.2%
Income from discontinued operations, net of taxes	21	4	425.0%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $6.4 million to $14.4 million (net of capitalized interest of $0.3 million) during the three months ended March 31, 2012, as compared to the same period in 2011, due primarily to a decrease in interest expense associated with our refinanced credit facility.

Cash interest expense decreased $6.5 million to $10.1 million in the three months ended March 31, 2012, as compared to the same period in 2011, and noncash interest expense, which includes amortization of deferred financing costs and debt discounts, as well as capitalized interest, remained stable at $4.3 million in the three months ended March 31, 2012 and 2011.

Our weighted average interest rate on our borrowings was 5.3% and 6.9% for the three months ended March 31, 2012 and 2011, respectively.

Interest Income

Interest income for the three months ended March 31, 2012 and 2011 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.

Income from Unconsolidated Companies

We account for our minority investment in RHAC Holdings, LLC (the joint venture entity which invested in the Aston Waikiki Beach Hotel) under the equity method of accounting. Income from unconsolidated companies for the three months ended March 31, 2011 consisted of income from this investment.

Other Gains and (Losses)

Other gains and (losses), net for the three months ended March 31, 2011 primarily consisted of miscellaneous income and expense related to retirements of fixed assets.

(Provision) Benefit for Income Taxes

The effective tax rate as applied to pretax income (loss) from continuing operations differed from the statutory federal rate due to the following (in percentage points):

	Three Months Ended March 31,
	2012	2011
U.S. Federal statutory rate	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	5	2
Permanent items	5	(1)
Federal tax credits	(2)	(5)
Federal valuation allowance	(1)	2
Unrecognized tax benefits	1	—

Effective tax rate	43%	33%

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the three months ended March 31, 2012, our net cash flows provided by operating activities - continuing operations were $13.9 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision and stock-based compensation expense of approximately $49.8 million, partially offset by unfavorable changes in working capital of approximately $35.9 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord Texan, Gaylord Palms and Gaylord National, and a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland and an increase in accounts payable due to timing differences.

During the three months ended March 31, 2011, our net cash flows used in operating activities - continuing operations were $8.0 million, reflecting primarily cash provided by our loss from continuing operations before non-cash depreciation expense, amortization expense, income tax benefit, stock-based compensation expense, income from unconsolidated companies, and losses on the disposals of certain fixed assets of approximately $32.4 million, offset by unfavorable changes in working capital of approximately $40.4 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord Opryland, Gaylord Texan, Gaylord National and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued compensation, accrued property taxes, and accrued expenses associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Opryland, an increase in interest payable, attributable to interest accrued on our convertible senior notes and our 6.75% senior notes, and the receipt of a payment on the interest receivable related to the bonds that were received in connection with the development of Gaylord National.

Cash Flows From Investing Activities. During the three months ended March 31, 2012, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $29.7 million, partially offset by the receipt of a $2.9 million principal payment on the bonds that were received in connection with the development of Gaylord National. Our capital expenditures during the three months ended March 31, 2012 consisted primarily of the continuance of the renovation of the guestrooms and new resort pools and the completion of a new sports bar entertainment facility at Gaylord Palms and ongoing maintenance capital expenditures for our existing properties.

During the three months ended March 31, 2011, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $37.5 million, partially offset by the receipt of a $2.5 million principal payment on the bonds that were received in connection with the development of Gaylord National and $1.6 million in proceeds from the sale of certain fixed assets. Our capital expenditures during the three months ended March 31, 2011 primarily included remaining flood-related projects at Gaylord Opryland, the building of our new resort pool at Gaylord Texan and various information technology projects, as well as ongoing maintenance capital expenditures for our existing properties.

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the three months ended March 31, 2012, our net cash flows used in financing activities were approximately $12.0 million, primarily reflecting $15.0 million in repayments under our credit facility, partially offset by $3.2 million in proceeds from the exercise of stock option and purchase plans.

During the three months ended March 31, 2011, our net cash flows provided by financing activities were approximately $4.0 million, primarily reflecting $4.1 million in proceeds from the exercise of stock option and purchase plans.

Working Capital

As of March 31, 2012 we had total current assets of $131.3 million and total current liabilities of $154.2 million, which resulted in a working capital deficit of $22.8 million. A significant portion of our current liabilities consist of deferred revenues ($53.6 million at March 31, 2012), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our credit facility will be sufficient to repay our current liabilities as they become due.

Liquidity

As of March 31, 2012, we had $19.9 million in unrestricted cash and $332.0 million available for borrowing under our $925 million credit facility, which we refinanced in July 2011 and matures in 2015. During the three months ended March 31, 2012, we prepaid $15.0 million of the principal outstanding under our $925 million credit facility. This prepayment was the primary factor in the decrease in our cash balance from December 31, 2011 to March 31, 2012.

As described above, we anticipate investing in our operations during the remainder of 2012 through ongoing maintenance capital expenditures for our existing properties, the completion of the rooms renovation and resort pools at Gaylord Palms, and design and architectural plans for our planned resort and convention center in Aurora, Colorado. We believe that our cash on hand and cash from operations will be adequate to fund these short-term commitments, as well as: (i) normal operating expenses, (ii) interest expense on long-term debt obligations, and (iii) capital lease and operating lease obligations. If our existing cash and cash from operations were inadequate to fund such commitments, we could draw on our $925 million credit facility, subject to the satisfaction of debt incurrence tests. As of March 31, 2012, we believe that drawing on this credit facility will not be necessary for general working capital purposes or these 2012 commitments described herein. We may, however, draw on our credit facility for operational and capital needs in the future.

On an ongoing basis, we evaluate potential acquisition opportunities and future development opportunities for hotel properties. In June 2011, we announced our plans to develop a resort and convention hotel in Aurora, Colorado. The project is expected to cost approximately $800 million and could be funded by us, potential joint venture partners and the tax incentives that are being provided as a result of an agreement between us and the city of Aurora, and is contingent on receiving required governmental approvals, incentives, and final approval by our board of directors. We expect to break ground on construction in 2013 and expect the resort to be open for business in early 2016. At this time, we have not made any material financial commitments in connection with this development.

We will continue to evaluate additional acquisition or development opportunities in light of economic conditions and other factors. We are unable to predict at this time if or when additional development or acquisition opportunities may present themselves. In addition, we are unable to predict when we might make commitments or commence construction related to the proposed development in Mesa, Arizona. Furthermore, we do not anticipate making significant capital expenditures on the development in Mesa, Arizona or our water park development during 2012.

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

If an event of default were to occur and continue under the $925 Million Credit Facility, the commitments under the $925 Million Credit Facility may be terminated and the principal amount outstanding under the $925 Million Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. The $925 Million Credit Facility is cross-defaulted to our other indebtedness.

As of March 31, 2012, $585.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility, which left $332.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 6.75% senior notes due 2014).

3.75% Convertible Senior Notes. In 2009, we issued $360.0 million of 3.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes have a maturity date of October 1, 2014, and interest is payable semiannually in cash in arrears on April 1 and October 1. The Convertible Notes are convertible, under certain circumstances as described below, at the holder’s option, into shares of our common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. We may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations upon conversion of the Convertible Notes. We intend to settle the face value of the Convertible Notes in cash.

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. At March 31, 2012, none of the conditions permitting conversion were satisfied and, thus, the Convertible Notes are not currently convertible.

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

6.75% Senior Notes. In 2004, we completed our offering of $225 million in aggregate principal amount of senior notes bearing an interest rate of 6.75% (the “Senior Notes”). The Senior Notes, which mature on November 15, 2014, bear interest semi-annually in cash in arrears on May 15 and November 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after November 15, 2009 at a designated redemption amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with our other unsecured unsubordinated debt, but are effectively subordinated to all of our secured debt to the extent of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by generally all of our active domestic subsidiaries. In addition, the Senior Notes indenture contains certain covenants which, among other things, limit the incurrence of additional indebtedness (including additional indebtedness under the term loan portion of our $925 Million Credit Facility), investments, dividends, transactions with affiliates, asset sales, capital expenditures, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Senior Notes are cross-defaulted to our other indebtedness.

Off-Balance Sheet Arrangements

As described in Note 11 to our condensed consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of March 31, 2012. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2012, including long-term debt and operating and capital lease commitments (amounts in thousands):

Contractual obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,097,180	$—	$512,180	$585,000	$—
Capital leases	2,212	763	1,243	206	—
Construction commitments	51,940	51,940	—	—	—
Operating leases (2)	642,884	6,258	10,518	9,214	616,894
Other	15,747	6,093	9,654	—	—

Total contractual obligations	$1,809,963	$65,054	$533,595	$594,420	$616,894

(1)	Long-term debt commitments do not include approximately $109.3 million in interest payments projected to be due in future years ($38.4 million less than one year, $66.1 million between one and three years, and $4.9 million between three and five years) based on the stated interest rates on our fixed-rate debt and the rates in effect at March 31, 2012 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the interest we paid during 2011, 2010 and 2009.
(2)	The total operating lease commitments of $642.9 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

Due to the uncertainty with respect to the timing of future cash payments associated with our defined benefit pension plan, our non-qualified retirement plan, our non-qualified contributory deferred compensation plan and our defined benefit postretirement health care and life insurance plan, we cannot make reasonably certain estimates of the period of cash settlement. Therefore, these obligations have been excluded from the contractual obligations table above. See Note 10 and Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion related to these obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no newly identified critical accounting policies in the first three months of 2012 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 included herewith.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 Million Credit Facility currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the credit agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $585.0 million in borrowings outstanding under our $925 Million Credit Facility as of Mach 31, 2012 would increase by approximately $5.9 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at March 31, 2012. As a result, the interest rate market risk implicit in these investments at March 31, 2012, if any, is low.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes we issued in September 2009 may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described above under Principal Debt Agreements and in our Annual Report on Form 10-K as of and for the year ended December 31, 2011. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations to the converting note holders. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines.

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge transactions intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock, as measured under the Convertible Notes, at the time of exercise is greater than the conversion price of the Convertible Notes. In connection with the convertible note hedge transactions, we purchased call options to purchase approximately 13.2 million shares of our common stock, subject to anti-dilution adjustments, at a price per share equal to $27.25, the initial conversion price of the Convertible Notes, from counterparties affiliated with the initial purchasers of the Convertible Notes. Separately we sold warrants to the counterparties to the call options whereby they may purchase approximately 13.2 million shares of our common stock at a price of $32.70 per share. As a result of our purchasing the call options and issuing the warrants, the Convertible Notes will not have a dilutive impact on shares outstanding if the share price of our common stock is below $32.70. For every $1 increase in the share price of our common stock above $32.70, we will be required to deliver, upon the exercise of the warrants, the equivalent of $13.2 million in shares of our common stock (at the relevant share price).

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of March 31, 2012, the value of the investments in the pension fund was $67.2 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.7 million.

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

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain litigation, as described in Note 11 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the three months ended March 31, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	—	—	—	—
February 1 – February 29, 2012 (1)	307	$29.56	—	—
March 1 – March 31, 2012	—	—	—	—

Total	307	$29.56	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Inapplicable.

ITEM 5. OTHER INFORMATION.

Inapplicable.

ITEM 6. EXHIBITS.

See Index to Exhibits following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAYLORD ENTERTAINMENT COMPANY

Date: May 9, 2012	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

10.1	Letter Agreement dated January 13, 2012 by and among Gaylord Entertainment Company, TRT Holdings, Inc. and Robert Rowling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

10.2	Form of Restricted Stock Unit Agreement with respect to performance-based restricted stock units granted pursuant to the Company’s 2006 Omnibus Incentive Plan.

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Gaylord Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.