Form 10-Q
period 2012-06-30
GAYLORD ENTERTAINMENT CO /DE
filed 2012-08-07
CIK 1040829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2012
Common Stock, par value $.01	49,137,465 shares

GAYLORD ENTERTAINMENT COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2012

Part I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$253,229	$236,775	$492,144	$457,513

Operating expenses:
Operating costs	139,216	132,746	274,199	266,624
Selling, general and administrative	51,771	43,048	101,080	86,126
Casualty loss	372	469	546	468
Preopening costs	8	41	339	41
Depreciation and amortization	30,254	29,271	62,688	58,328

Operating income	31,608	31,200	53,292	45,926

Interest expense, net of amounts capitalized	(14,451)	(21,377)	(28,813)	(42,186)
Interest income	3,021	3,316	6,175	6,489
Income from unconsolidated companies	109	152	109	325
Other gains and (losses), net	—	141	—	(50)

Income before income taxes and discontinued operations	20,287	13,432	30,763	10,504

Provision for income taxes	(11,314)	(4,799)	(15,783)	(3,832)

Income from continuing operations	8,973	8,633	14,980	6,672

Income (loss) from discontinued operations, net of income taxes	(19)	4	2	8

Net income	$8,954	$8,637	$14,982	$6,680

Basic income per share:
Income from continuing operations	$0.18	$0.18	$0.31	$0.14
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.18	$0.18	$0.31	$0.14

Fully diluted income per share:
Income from continuing operations	$0.17	$0.17	$0.29	$0.13
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.17	$0.17	$0.29	$0.13

Comprehensive income, net of deferred taxes of $0, $1,962, $0 and $3,820, respectively	$8,954	$12,150	$14,982	$13,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents—unrestricted	$29,504	$44,388
Cash and cash equivalents—restricted	1,150	1,150
Trade receivables, less allowance of $540 and $719, respectively	54,194	41,939
Deferred income taxes	4,993	8,641
Other current assets	44,397	48,538

Total current assets	134,238	144,656

Property and equipment, net of accumulated depreciation	2,200,616	2,209,127
Notes receivable, net of current portion	145,271	142,567
Long-term deferred financing costs	13,602	15,947
Other long-term assets	52,285	50,713
Long-term assets of discontinued operations	335	390

Total assets	$2,546,347	$2,563,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$750	$755
Accounts payable and accrued liabilities	151,735	168,975
Current liabilities of discontinued operations	147	186

Total current liabilities	152,632	169,916

Long-term debt and capital lease obligations, net of current portion	1,034,456	1,073,070
Deferred income taxes	119,817	108,219
Other long-term liabilities	170,779	166,209
Long-term liabilities of discontinued operations	451	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 150,000 shares authorized, 49,098 and 48,428 shares issued and outstanding, respectively	491	484
Additional paid-in capital	937,592	929,904
Treasury stock of 385 shares, at cost	(4,599)	(4,599)
Retained earnings	170,759	155,777
Accumulated other comprehensive loss	(36,031)	(36,031)

Total stockholders’ equity	1,068,212	1,045,535

Total liabilities and stockholders’ equity	$2,546,347	$2,563,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(In thousands)

	2012	2011
Cash Flows from Operating Activities:
Net income	$14,982	$6,680
Amounts to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations, net of taxes	(2)	(8)
Income from unconsolidated companies	(109)	(325)
Loss on disposals of long-lived assets	—	40
Provision for deferred income taxes	15,363	3,076
Depreciation and amortization	62,688	58,328
Amortization of deferred financing costs	2,423	2,635
Amortization of discount on convertible notes	6,754	6,216
Stock-based compensation expense	5,277	4,826
Changes in:
Trade receivables	(12,255)	(17,184)
Interest receivable	(2,394)	1,951
Accounts payable and accrued liabilities	(16,228)	(22,580)
Other assets and liabilities	2,600	(4,005)

Net cash flows provided by operating activities—continuing operations	79,099	39,650
Net cash flows provided by (used in) operating activities—discontinued operations	51	(28)

Net cash flows provided by operating activities	79,150	39,622

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,788)	(61,413)
Collection of notes receivable	2,870	2,465
Other investing activities	424	2,183

Net cash flows used in investing activities—continuing operations	(55,494)	(56,765)
Net cash flows used in investing activities—discontinued operations	—	—

Net cash flows used in investing activities	(55,494)	(56,765)

Cash Flows from Financing Activities:
Repayments under credit facility	(45,000)	—
Proceeds from exercise of stock option and purchase plans	6,833	4,193
Other financing activities, net	(373)	(85)

Net cash flows provided by (used in) financing activities—continuing operations	(38,540)	4,108
Net cash flows provided by financing activities—discontinued operations	—	—

Net cash flows provided by (used in) financing activities	(38,540)	4,108

Net change in cash and cash equivalents	(14,884)	(13,035)
Cash and cash equivalents—unrestricted, beginning of period	44,388	124,398

Cash and cash equivalents—unrestricted, end of period	$29,504	$111,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and its subsidiaries (the “Company” or “Gaylord”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year because of seasonal and short-term variations.

As more fully described in Note 11, the Company and its newly formed, wholly-owned subsidiary, Granite Hotel Properties, Inc. (“Granite”) have filed a registration statement on Form S-4 with the SEC. The registration statement contains a preliminary proxy statement/prospectus that describes the Company’s plans to qualify as a real estate investment trust (“REIT”) for federal income tax purposes following the consummation of the Company’s previously announced transaction with Marriott International, Inc., and the contemplated merger between Granite and Gaylord to facilitate the REIT election expected to be effective January 1, 2013. The registration statement can be located, free of charge, at the SEC’s website at www.sec.gov or on the Company’s website at www.gaylordentertainment.com.

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

3. INCOME PER SHARE:

The weighted average number of common shares outstanding is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding	48,974	48,370	48,844	48,296
Effect of dilutive stock-based compensation	675	723	654	783
Effect of convertible notes	2,803	1,851	1,904	2,494
Effect of common stock warrants	722	—	—	350

Weighted average shares outstanding—assuming dilution	53,174	50,944	51,402	51,923

The Company had stock-based compensation awards outstanding with respect to approximately 834,000 and 960,000 shares of common stock as of June 30, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

The Company had stock-based compensation awards outstanding with respect to approximately 903,000 and 955,000 shares of common stock as of June 30, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in 2009 the Company issued 3.75% Convertible Senior Notes (the “Convertible Notes”). It is the Company’s intention to settle the face value of the Convertible Notes in cash upon conversion/maturity. Any conversion spread associated with the conversion/maturity of the Convertible Notes may be settled in cash or shares of the Company’s common stock. The Convertible Notes are currently convertible through September 30, 2012; however, at this time, the Company has received no notices of note holders electing to convert their Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company sold common stock purchase warrants to counterparties affiliated with the initial purchasers of the Convertible Notes whereby the warrant holders may purchase approximately 13.2 million shares of Company common stock at a price per share of $32.70, subject to anti-dilution adjustments. If the average closing price of the Company’s stock during a reporting period exceeds this strike price, these warrants will be dilutive. The warrants may only be settled in shares of the Company’s common stock.

4. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations at June 30, 2012 and December 31, 2011 is recorded at cost and summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Land and land improvements	$234,307	$217,811
Buildings	2,288,767	2,272,381
Furniture, fixtures and equipment	552,468	533,396
Construction in progress	48,982	59,822

	3,124,524	3,083,410
Accumulated depreciation	(923,908)	(874,283)

Property and equipment, net	$2,200,616	$2,209,127

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

During the three months ended June 30, 2012 and 2011, the Company recorded interest income of $2.9 million and $3.2 million, respectively, on these bonds. During the six months ended June 30, 2012 and 2011, the Company recorded interest income of $6.1 million and $6.3 million, respectively, on these bonds. The Company received payments of $6.6 million and $10.7 million during the six months ended June 30, 2012 and 2011, respectively, relating to these notes receivable.

6. DEBT:

The Company’s debt and capital lease obligations related to continuing operations at June 30, 2012 and December 31, 2011 consisted of (in thousands):

	June 30,	December 31,
	2012	2011
$925 Million Credit Facility, interest at LIBOR plus 2.25% or bank’s base rate plus 1.25%, maturing August 1, 2015	$555,000	$600,000
Convertible Senior Notes, interest at 3.75%, maturing October 1, 2014, net of unamortized discount of $34,000 and $40,754	326,000	319,246
Senior Notes, interest at 6.75%, maturing November 15, 2014	152,180	152,180
Capital lease obligations	2,026	2,399

Total debt	1,035,206	1,073,825
Less amounts due within one year	(750)	(755)

Total long-term debt	$1,034,456	$1,073,070

As of June 30, 2012, the Company was in compliance with all of its covenants related to its debt.

$925 Million Credit Facility

Prior to consummating the anticipated Marriott sale transaction, the Company must obtain waivers and consents of the required lenders pursuant to the $925 million credit facility to amend the facility to accommodate the Marriott sale transaction, the merger of Gaylord with and into Granite, and the REIT conversion. The Company anticipates that such amendment, among other things, will (i) permit dividends to the extent permitted by the indenture for the Company’s 6.75% senior notes, and, if such indenture is terminated, to the extent necessary for the Company to maintain REIT status, (ii) allow the Company’s taxable REIT subsidiaries to lease its hotel properties, and (iii) update the facility generally to permit the Company to restructure and operate its business as a REIT. The Company has engaged with its principal lender concerning the amendment, and it believes that it will be able to obtain such waivers and consents.

Convertible Senior Notes

In 2009, the Company issued $360 million of the Convertible Notes. The Convertible Notes are convertible, under certain circumstances as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, at the holder’s option, into shares of the Company’s common stock, at an initial conversion rate of 36.6972 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $27.25 per share. The Company may elect, at its option, to deliver shares of its common stock, cash or a combination of cash and shares of its common stock in satisfaction of its obligations upon conversion of the Convertible Notes.

Based on the Company’s stock price during the three months ended June 30, 2012, a condition permitting conversion (as defined in the indenture governing the Convertible Notes) had been satisfied, and thus the Convertible Notes are currently convertible through September 30, 2012. At this time, the Company has received no notices of note holders electing to convert their Convertible Notes. Based on the Company’s borrowing capacity under its $925 million credit facility as of June 30, 2012, the Convertible Notes remain classified as long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2012.

Concurrently with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with counterparties affiliated with the initial purchasers of the Convertible Notes, for purposes of reducing the potential dilutive effect upon conversion of the Convertible Notes. The initial strike price of the Purchased Options is $27.25 per share of the Company’s common stock (the same as the initial conversion price of the Convertible Notes) and is subject to certain customary adjustments. The Purchased Options entitle the Company to purchase, subject to anti-dilution adjustments substantially similar to the Convertible Notes, approximately 13.2 million shares of Company common stock. The Company may settle the Purchased Options in shares, cash or a combination of cash and shares, at the Company’s option.

Separately and concurrently with entering into the Purchased Options, the Company also entered into warrant transactions whereby it sold warrants to each of the hedge counterparties entitling them to acquire up to approximately 13.2 million shares of common stock at an initial exercise price of $32.70 per share, subject to anti-dilution adjustments. The warrants may be settled only in shares of the Company’s common stock.

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

At June 30, 2012 and December 31, 2011, the Company had no variable to fixed interest rate swap contracts. The interest rate swap agreement previously utilized by the Company until its expiration on July 25, 2011 effectively modified the Company’s exposure to interest rate risk by converting $500.0 million, or 71%, of the Company’s variable rate debt outstanding under the term loan portion of the Company’s $1.0 billion credit facility to a weighted average fixed rate of 3.94% plus the applicable margin on these borrowings, thus reducing the impact of interest rate changes on future interest expense. This agreement involved the receipt of variable rate amounts in exchange for fixed rate interest payments through July 25, 2011, without an exchange of the underlying principal amount. The critical terms of the swap agreements matched the critical terms of the borrowings under the term loan portion of the $1.0 billion credit facility. Therefore, the Company designated these interest rate swap agreements as cash flow hedges. As the terms of these derivatives matched the terms of the underlying hedged items, there was no gain (loss) from ineffectiveness recognized in income on derivatives.

At June 30, 2012 and December 31, 2011, the Company had no variable to fixed natural gas price swap contracts. The Company previously entered into natural gas price swap contracts to manage the price risk associated with a portion of the Company’s forecasted purchases of natural gas and electricity used by the Company’s hotels. The objective of the hedge was to reduce the variability of cash flows associated with the forecasted purchases of these commodities.

The effect of derivative instruments on the statement of operations for the respective periods is as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Location of Amount Reclassified from Accumulated OCI into Income	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Interest rate swaps	$—	$(141)	Interest expense, net of amounts capitalized	$—	$5,672
Natural gas swaps	—	(115)	Operating Costs	—	58

Total	$—	$(256)	Total	$—	$5,730

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Location of Amount Reclassified from Accumulated OCI into Income	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest rate swaps	$—	$(427)	Interest expense, net of amounts capitalized	$—	$11,125
Natural gas swaps	—	(209)	Operating Costs	—	215

Total	$—	$(636)	Total	$—	$11,340

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

During the six months ended June 30, 2012, the Company granted 311,230 restricted stock units with time-based vesting and a weighted-average grant-date fair value of $30.23 per award. Additionally, the Company granted 104,500 restricted stock units to certain members of its management team which may vest in 2015 based on the level of performance during the performance period and subject to continued employment. The number of awards that will ultimately vest is based on the Company’s total shareholder return over the three-year performance period ended December 31, 2014 relative to the total shareholder return of the Russell 2000 Index during the same period. The weighted-average grant date fair value of $39.88 per award was determined using a Monte Carlo simulation model, which assumed a risk-free rate of 0.54%, an expected life of 3.0 years and historical volatilities that ranged from 15% to 238%. As these awards include a market condition, the Company records compensation expense for these awards based on the grant date fair value of the award recognized ratably over the measurement period.

At June 30, 2012 and December 31, 2011, restricted stock units of 861,317 and restricted stock and restricted stock units of 633,647 shares, respectively, were outstanding.

The compensation cost that has been charged against pre-tax income for all of the Company’s stock-based compensation plans was $2.9 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $5.3 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

9. RETIREMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION PLANS:

Net periodic pension expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$1,087	$1,209	$2,174	$2,417
Expected return on plan assets	(1,173)	(1,334)	(2,346)	(2,667)
Amortization of net actuarial loss	1,170	619	2,340	1,238

Total net periodic pension expense	$1,084	$494	$2,168	$988

Net postretirement benefit expense reflected in the accompanying condensed consolidated statements of operations included the following components for the respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$15	$15	$29	$29
Interest cost	253	257	507	515
Amortization of net actuarial loss	176	—	352	—
Amortization of prior service credit	(109)	—	(217)	—
Amortization of curtailment gain	(22)	(61)	(44)	(122)

Total net postretirement benefit expense	$313	$211	$627	$422

10. INCOME TAXES:

The Company’s effective tax rate as applied to pre-tax income was 56% and 36% for the three months ended June 30, 2012 and 2011, respectively, and 51% and 36% for the six months ended June 30, 2012 and 2011, respectively. The change in the Company’s effective tax rate during both periods was due primarily to increases in permanent tax adjustments related to compensation and state tax expense.

As of June 30, 2012 and December 31, 2011, the Company had $13.9 million and $14.1 million of unrecognized tax benefits, respectively, of which $7.4 million would affect the Company’s effective tax rate if recognized. These liabilities are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will be approximately $13.1 million, mainly due to the expiration of various statutes of limitations. As of June 30, 2012 and December 31, 2011, the Company had accrued $2.3 million and $2.1 million, respectively, of interest and $0.1 million of penalties related to uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES:

The Company and its newly formed, wholly-owned subsidiary, Granite, have filed a registration statement on Form S-4 with the SEC. The registration statement contains a preliminary proxy statement/prospectus of Gaylord that describes the Company’s plans to qualify as a REIT for federal income tax purposes following the consummation of the Company’s previously announced transaction with Marriott International, Inc., and the contemplated merger between Granite and Gaylord to facilitate the REIT election.

The Company’s board of directors has approved a plan to restructure the Company’s business operations to facilitate the qualification of Granite, as the successor to the Company’s assets and business operations following the completion of the merger, as a REIT for federal income tax purposes. In connection therewith, on May 31, 2012, the Company announced its agreement to sell the Gaylord Hotels brand and rights to manage its Gaylord Hotels properties to Marriott for $210 million in cash. The closing of the Marriott sale transaction is subject to the satisfaction of certain conditions, including the Company’s stockholders’ adoption of the merger agreement. The Company expects the consummation of the Marriott sale transaction to occur promptly after its stockholders adopt the merger agreement. Upon consummation of the Marriott sale transaction, Marriott will manage the day-to-day operations of the Gaylord Hotels properties pursuant to management agreements to be entered into upon the closing of the Marriott sales transaction, and the Company anticipates that this management transition will be complete by January 1, 2013, when the Company anticipates that its election to become a REIT will be effective. In addition, prior to the completion of the REIT conversion, the Company will identify and engage a third-party hotel manager to operate and manage the Radisson Hotel at Opryland.

The Company currently estimates that it will incur approximately $55 million in one-time costs related to the REIT conversion. These costs include investment banking fees, legal fees, consulting fees, severance and retention costs, and conversion costs. The Company also anticipates that it will incur federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $43 million to $53 million. In addition, the Company will be required to issue a special earnings and profits distribution (as more fully described in the Granite registration statement on Form S-4).

The merger, Marriott sales transaction, special earnings and profits distribution, and other restructuring transactions are designed to enable Granite, as the business successor of Gaylord, to hold its assets and business operations in a manner that will enable the Company to elect to be treated as a REIT for federal income tax purposes. If Granite qualifies as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from its REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C- corporation. As explained more fully in the registration statement, to comply with certain REIT qualification requirements, the Company must engage third-party managers to operate and manage its hotel properties. Additionally, non-REIT operations, which consist of the activities of taxable REIT subsidiaries that will act as lessees of the Company’s hotels, as well as the businesses within the Company’s Opry and Attractions segment, would continue to be subject, as applicable, to federal and state corporate income taxes.

Upon completion of the REIT conversion, the Company will no longer view independent, large-scale development of resort and convention hotels as a means of its growth. As a result, the Company will not proceed with its previously announced Aurora, Colorado, Mesa, Arizona, and other potential development projects in the form previously anticipated. The Company will reexamine how the Aurora or Mesa projects could be completed with minimal financial commitment, although it may not identify such opportunity.

In January 2012, the Company announced that it had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to Gaylord Opryland on land that the Company currently owns. The Dollywood Company will operate the park, and the Company will contribute both land and cash to represent its 50 percent share of the venture. Phase one of the project is a yet to be named approximately $50 million water and snow park, which the Company believes will be the first of its kind in the U.S. A 2013 groundbreaking date is expected with the park opening slated for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure. At this time, the Company has not made any material financial commitments in connection with this development.

Through joint venture arrangements with two private real estate funds, the Company previously invested in two joint ventures which were formed to own and operate hotels in Hawaii. As part of the joint venture arrangements, the Company entered into contribution agreements with the majority owners, which owners had guaranteed certain recourse liabilities under third-party loans to the joint ventures. The guarantees of the joint venture loans guaranteed each of the subsidiaries’ obligations under its third party loans for as long as those loans remain outstanding (i) in the event of certain types of fraud, breaches of environmental representations or warranties, or breaches of certain “special purpose entity” covenants by the subsidiaries, or (ii) in the event of bankruptcy or reorganization proceedings of the subsidiaries. The Company agreed that, in the event a majority owner is required to make any payments pursuant to the terms of these guarantees of joint venture loans, it will contribute to the majority owner an amount based on its proportional commitment in the applicable joint venture. The Company estimates that the maximum potential amount for which the Company could be liable under the contribution agreements is $16.9 million, which represents its pro rata share of the $86.4 million of total debt that is subject to the guarantees. As of June 30, 2012, the Company had not recorded any liability in the condensed consolidated balance sheet associated with the contribution agreements.

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

As of June 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in conjunction with the Company’s non-qualified contributory deferred compensation plan.

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

The Company had no liabilities required to be measured at fair value at June 30, 2012 and December 31, 2011. The Company’s assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$15,507	$15,507	$—	$—

Total assets measured at fair value	$15,507	$15,507	$—	$—

	December 31, 2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Deferred compensation plan investments	$13,892	$13,892	$—	$—

Total assets measured at fair value	$13,892	$13,892	$—	$—

The remainder of the assets and liabilities held by the Company at June 30, 2012 are not required to be measured at fair value. The carrying value of certain of these assets and liabilities do not approximate fair value, as described below.

As further discussed in Note 5 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in connection with the development of Gaylord National, the Company received two bonds (“a Series A Bond” and “a Series B Bond”) from Prince George’s County, Maryland which had aggregate carrying values of $92.3 million and $60.0 million, respectively, as of June 30, 2012. The maturity dates of the Series A Bond and the Series B Bond are July 1, 2034 and September 1, 2037, respectively. Based upon current market interest rates of notes receivable with comparable market ratings and current expectations about the timing of debt service payments under the note, which the Company considers as Level 3, the fair value of the Series A Bond, which has the senior claim to the cash flows supporting these bonds, approximated carrying value as of June 30, 2012 and the fair value of the Series B Bond was approximately $39 million as of June 30, 2012. While the fair value of the Series B Bond decreased to less than its carrying value during 2011 due to a change in the timing of the debt service payments, the Company has the intent and ability to hold this bond to maturity and expects to receive all debt service payments due under the note. Therefore, the Company does not consider the Series B Bond to be other than temporarily impaired as of June 30, 2012.

The Company has outstanding $360.0 million in aggregate principal amount of Convertible Notes that accrue interest at a fixed rate of 3.75%. The carrying value of these notes on June 30, 2012 was $326.0 million, net of discount. The fair value of the Convertible Notes, based upon the present value of cash flows discounted at current market interest rates, which the Company considers as Level 2, was approximately $344 million as of June 30, 2012.

The Company has outstanding $152.2 million in aggregate principal amount of senior notes due 2014 that accrue interest at a fixed rate of 6.75% (the “Senior Notes”). The fair value of these notes, based upon quoted market prices, which the Company considers as Level 1, was $153.0 million as of June 30, 2012.

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

The following information from continuing operations is derived directly from the segments’ internal financial reports used for corporate management purposes (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Hospitality	$233,047	$218,173	$459,095	$427,515
Opry and Attractions	20,153	18,569	32,988	29,936
Corporate and Other	29	33	61	62

Total	$253,229	$236,775	$492,144	$457,513

Depreciation and amortization:
Hospitality	$26,346	$25,291	$54,882	$50,566
Opry and Attractions	1,278	1,340	2,563	2,672
Corporate and Other	2,630	2,640	5,243	5,090

Total	$30,254	$29,271	$62,688	$58,328

Operating income (loss):
Hospitality	$46,423	$41,713	$86,459	$71,167
Opry and Attractions	4,800	3,866	5,593	3,223
Corporate and Other	(19,235)	(13,869)	(37,875)	(27,955)
Casualty loss	(372)	(469)	(546)	(468)
Preopening costs	(8)	(41)	(339)	(41)

Total operating income	31,608	31,200	53,292	45,926
Interest expense, net of amounts capitalized	(14,451)	(21,377)	(28,813)	(42,186)
Interest income	3,021	3,316	6,175	6,489
Income from unconsolidated companies	109	152	109	325
Other gains and (losses), net	—	141	—	(50)

Income before income taxes and discontinued operations	$20,287	$13,432	$30,763	$10,504

14. SUBSEQUENT EVENTS:

In August 2012, the Company entered into an agreement with TRT Holdings, Inc. and its affiliates (“TRT”) pursuant to which the Company concurrently repurchased from TRT 5.0 million shares of the Company’s common stock, at a total cost of $185.0 million. The Company plans to retire these common stock shares and funded the purchase price for the share repurchase with borrowings under its $925 million credit facility. The Company obtained waivers and consents of the required lenders pursuant to the $925 Million Credit Facility to amend the facility in order to accommodate this repurchase.

15. INFORMATION CONCERNING GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Not all of the Company’s subsidiaries have guaranteed the Company’s Convertible Notes and the Senior Notes. The Company’s Convertible Notes and Senior Notes are guaranteed on a senior unsecured basis by generally all of the Company’s significant active domestic subsidiaries (the “Guarantors”). Certain discontinued operations and inactive subsidiaries (the “Non-Guarantors”) do not guarantee the Company’s Convertible Notes and Senior Notes. The Guarantors are 100% owned, and the guarantees are full and unconditional and joint and several.

The following condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$9,301	$253,222	$—	$(9,294)	$253,229
Operating expenses:
Operating costs	—	139,216	—	—	139,216
Selling, general and administrative	8,387	43,384	—	—	51,771
Casualty loss	243	129	—	—	372
Preopening costs	9	(1)	—	—	8
Management fees	—	9,294	—	(9,294)	—
Depreciation and amortization	757	29,497	—	—	30,254

Operating income (loss)	(95)	31,703	—	—	31,608
Interest expense, net of amounts capitalized	(14,660)	(29,645)	(105)	29,959	(14,451)
Interest income	25,132	3,716	4,132	(29,959)	3,021
Income from unconsolidated companies	—	109	—	—	109

Income before income taxes and discontinued operations	10,377	5,883	4,027	—	20,287
Provision for income taxes	(5,688)	(3,225)	(2,401)	—	(11,314)
Equity in subsidiaries’ earnings, net	4,265	—	—	(4,265)	—

Income from continuing operations	8,954	2,658	1,626	(4,265)	8,973
Loss from discontinued operations, net of taxes	—	—	(19)	—	(19)

Net income	$8,954	$2,658	$1,607	$(4,265)	$8,954

Comprehensive income	$8,954	$2,658	$1,607	$(4,265)	$8,954

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$1,461	$236,770	$—	$(1,456)	$236,775
Operating expenses:
Operating costs	—	132,746	—	—	132,746
Selling, general and administrative	4,050	38,998	—	—	43,048
Casualty loss	48	421	—	—	469
Preopening costs	—	41	—	—	41
Management fees	—	1,456	—	(1,456)	—
Depreciation and amortization	1,002	28,269	—	—	29,271

Operating income (loss)	(3,639)	34,839	—	—	31,200
Interest expense, net of amounts capitalized	(21,447)	(30,542)	(101)	30,713	(21,377)
Interest income	26,247	3,860	3,922	(30,713)	3,316
Income from unconsolidated companies	—	152	—	—	152
Other gains and (losses), net	—	141	—	—	141

Income before income taxes and discontinued operations	1,161	8,450	3,821	—	13,432
Provision for income taxes	(365)	(3,290)	(1,144)	—	(4,799)
Equity in subsidiaries’ earnings, net	7,841	—	—	(7,841)	—

Income from continuing operations	8,637	5,160	2,677	(7,841)	8,633
Income from discontinued operations, net of taxes	—	—	4	—	4

Net income	$8,637	$5,160	$2,681	$(7,841)	$8,637

Comprehensive income	$12,150	$5,160	$2,681	$(7,841)	$12,150

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$12,099	$492,233	$—	$(12,188)	$492,144
Operating expenses:
Operating costs	—	274,199	—	—	274,199
Selling, general and administrative	16,417	84,766	—	(103)	101,080
Casualty loss	276	270	—	—	546
Preopening costs	22	317	—	—	339
Management fees	—	12,085	—	(12,085)	—
Depreciation and amortization	1,526	61,162	—	—	62,688

Operating income (loss)	(6,142)	59,434	—	—	53,292
Interest expense, net of amounts capitalized	(29,294)	(59,473)	(209)	60,163	(28,813)
Interest income	50,461	7,665	8,212	(60,163)	6,175
Income from unconsolidated companies	—	109	—	—	109

Income before income taxes and discontinued operations	15,025	7,735	8,003	—	30,763
Provision for income taxes	(7,639)	(4,074)	(4,070)	—	(15,783)
Equity in subsidiaries’ earnings, net	7,596	—	—	(7,596)	—

Income from continuing operations	14,982	3,661	3,933	(7,596)	14,980
Income from discontinued operations, net of taxes	—	—	2	—	2

Net income	$14,982	$3,661	$3,935	$(7,596)	$14,982

Comprehensive income	$14,982	$3,661	$3,935	$(7,596)	$14,982

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$2,936	$457,529	$—	$(2,952)	$457,513
Operating expenses:
Operating costs	—	266,652	—	(28)	266,624
Selling, general and administrative	8,342	77,784	—	—	86,126
Casualty loss	48	420	—	—	468
Preopening costs	—	41	—	—	41
Management fees	—	2,924	—	(2,924)	—
Depreciation and amortization	2,029	56,299	—	—	58,328

Operating income (loss)	(7,483)	53,409	—	—	45,926
Interest expense, net of amounts capitalized	(42,521)	(60,526)	(200)	61,061	(42,186)
Interest income	52,074	7,725	7,751	(61,061)	6,489
Income from unconsolidated companies	—	325	—	—	325
Other gains and (losses), net	—	(50)	—	—	(50)

Income before income taxes and discontinued operations	2,070	883	7,551	—	10,504
Provision for income taxes	(840)	(399)	(2,593)	—	(3,832)
Equity in subsidiaries’ earnings, net	5,450	—	—	(5,450)	—

Income from continuing operations	6,680	484	4,958	(5,450)	6,672
Income (loss) from discontinued operations, net of taxes	—	22	(14)	—	8

Net income	$6,680	$506	$4,944	$(5,450)	$6,680

Comprehensive income	$13,602	$506	$4,944	$(5,450)	$13,602

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents — unrestricted	$25,844	$3,660	$—	$—	$29,504
Cash and cash equivalents — restricted	1,150	—	—	—	1,150
Trade receivables, net	—	54,194	—	—	54,194
Deferred income taxes	88	4,882	23	—	4,993
Other current assets	1,746	42,777	—	(126)	44,397
Intercompany receivables, net	1,730,974	—	310,422	(2,041,396)	—

Total current assets	1,759,802	105,513	310,445	(2,041,522)	134,238
Property and equipment, net of accumulated depreciation	48,481	2,152,135	—	—	2,200,616
Notes receivable, net of current portion	—	145,271	—	—	145,271
Long-term deferred financing costs	13,602	—	—	—	13,602
Other long-term assets	668,174	358,460	—	(974,349)	52,285
Long-term assets of discontinued operations	—	—	335	—	335

Total assets	$2,490,059	$2,761,379	$310,780	$(3,015,871)	$2,546,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$750	$—	$—	$750
Accounts payable and accrued liabilities	8,791	143,361	—	(417)	151,735
Intercompany payables, net	—	1,948,379	93,017	(2,041,396)	—
Current liabilities of discontinued operations	—	—	147	—	147

Total current liabilities	8,791	2,092,490	93,164	(2,041,813)	152,632
Long-term debt and capital lease obligations, net of current portion	1,033,180	1,276	—	—	1,034,456
Deferred income taxes	(29,598)	149,496	(81)	—	119,817
Other long-term liabilities	84,480	86,008	—	291	170,779
Long-term liabilities of discontinued operations	—	—	451	—	451
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	491	2,388	1	(2,389)	491
Additional paid-in capital	937,592	1,081,067	(40,129)	(1,040,938)	937,592
Treasury stock	(4,599)	—	—	—	(4,599)
Retained earnings	495,753	(651,346)	257,374	68,978	170,759
Accumulated other comprehensive loss	(36,031)	—	—	—	(36,031)

Total stockholders’ equity	1,393,206	432,109	217,246	(974,349)	1,068,212

Total liabilities and stockholders’ equity	$2,490,059	$2,761,379	$310,780	$(3,015,871)	$2,546,347

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

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

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$32,560	$46,590	$(51)	$—	$79,099
Net cash provided by discontinued operating activities	—	—	51	—	51

Net cash provided by operating activities	32,560	46,590	—	—	79,150

Purchases of property and equipment	(6,111)	(52,677)	—	—	(58,788)
Collection of notes receivable	—	2,870	—	—	2,870
Other investing activities	—	424	—	—	424

Net cash used in investing activities — continuing operations	(6,111)	(49,383)	—	—	(55,494)
Net cash used investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(6,111)	(49,383)	—	—	(55,494)

Net repayments under credit facility	(45,000)	—	—	—	(45,000)
Proceeds from exercise of stock option and purchase plans	6,833	—	—	—	6,833
Other financing activities, net	—	(373)	—	—	(373)

Net cash used in financing activities — continuing operations	(38,167)	(373)	—	—	(38,540)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(38,167)	(373)	—	—	(38,540)

Net change in cash and cash equivalents	(11,718)	(3,166)	—	—	(14,884)
Cash and cash equivalents at beginning of period	37,562	6,826	—	—	44,388

Cash and cash equivalents at end of period	$25,844	$3,660	$—	$—	$29,504

GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

			Non-
(in thousands)	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(12,553)	$52,137	$66	$—	$39,650
Net cash provided by (used in) discontinued operating activities	—	38	(66)	—	(28)

Net cash provided by (used in) operating activities	(12,553)	52,175	—	—	39,622

Purchases of property and equipment	(2,247)	(59,166)	—	—	(61,413)
Collection of notes receivable	—	2,465	—	—	2,465
Other investing activities	4	2,179	—	—	2,183

Net cash used in investing activities — continuing operations	(2,243)	(54,522)	—	—	(56,765)
Net cash used in investing activities — discontinued operations	—	—	—	—	—

Net cash used in investing activities	(2,243)	(54,522)	—	—	(56,765)

Proceeds from exercise of stock option and purchase plans	4,193	—	—	—	4,193
Other financing activities, net	—	(85)	—	—	(85)

Net cash provided by (used in) financing activities — continuing operations	4,193	(85)	—	—	4,108
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,193	(85)	—	—	4,108

Net change in cash and cash equivalents	(10,603)	(2,432)	—	—	(13,035)
Cash and cash equivalents at beginning of period	117,913	6,485	—	—	124,398

Cash and cash equivalents at end of period	$107,310	$4,053	$—	$—	$111,363

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern our goals, beliefs, expectations, strategies, objectives, plans, future operating results and underlying assumptions, and other statements that are not necessarily based on historical facts. Without limitation, you can identify these statements by the fact that they do not relate strictly to historical or current facts, and these statements may contain words such as “may,” “will,” “could,” “might,” “projects,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terms. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These also include statements regarding (i) our expectation to effect restructuring transactions intended to facilitate our qualification as a real estate investment trust (“REIT”) for federal income tax purposes, including the consummation of the Marriott sale transaction and fulfillment of the conditions to the closing, including our obtaining consent and waivers of the lenders to our $925 million senior secured credit facility permitting us to amend the facility; (ii) our expectation to effect the REIT conversion and to elect REIT status, including the timing and effect(s) of such election; (iii) the expected form, timing and amount of the special distribution of our accumulated earnings and profits; (iv) the anticipated benefits of the REIT conversion, Marriott sale transaction and merger, including potential increases in revenue and anticipated annualized cost synergies, net of management fees, of approximately $33 million to $40 million; (v) estimated one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs of $55 million, and anticipated federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion net of remaining net operating losses of approximately $43 million to $53 million; (vi) the holding of our non-qualifying REIT assets in one or more taxable REIT subsidiaries; (vii) our expectation that our common stock will trade on the New York Stock Exchange after the REIT conversion; (viii) potential growth opportunities, including future expansion of the geographic diversity of our existing asset portfolio through acquisitions; (ix) the anticipated pace of recovery in demand for products and services provided by the lodging industry relative to general economic conditions; (x) the potential operating and financial restrictions imposed on our activities under existing and future financing agreements and other contractual arrangements with third-parties; (xi) any potential future adoption of a shareholder rights plan before or after the REIT conversion; and (xii) any other business or operational matters. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified, and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q, or described from time to time in our other reports filed with the SEC, and the following risks and uncertainties: those associated with economic conditions affecting the hospitality business generally; the failure to receive, on a timely basis or otherwise, the required approvals of our stockholders or the private letter ruling from the IRS; our ability to elect and qualify for REIT status, and the timing and effect(s) of that election; our ability to remain qualified as a REIT; the form, timing and amount of the special distribution of our accumulated earnings and profits; our and Marriott’s ability to consummate the Marriott sale transaction; operating costs and business disruption may be greater than expected; and our ability to realize cost savings and revenue enhancements from the proposed REIT conversion and the Marriott sale transaction.

Any forward-looking statement made in this quarterly report on Form 10-Q speaks only as of the date on which the statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this quarterly report on Form 10-Q, except as may be required by law.

Additional Information on the REIT Conversion and Where to Find It; Interests of Participants

This quarterly report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy securities or a solicitation of any vote or approval. Granite Hotel Properties, Inc. (“Granite”) and Gaylord Entertainment Company (“Gaylord”) have filed with the SEC a registration statement on Form S-4 containing a preliminary proxy statement/prospectus which describes our plans to qualify as a REIT for federal income tax purposes following the consummation of our transaction with Marriott International, Inc., and the contemplated merger of Gaylord with and into Granite to facilitate the REIT election. The registration statement has not yet become effective. Notice of a special meeting and a definitive proxy statement/prospectus will be mailed to stockholders of Gaylord who hold shares of Gaylord common stock on the record date to be determined by the Company. INVESTORS ARE URGED TO READ THE FORM S-4 AND PROXY STATEMENT (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER AND REIT CONVERSION. You may obtain copies of all documents filed with the SEC concerning the proposed transaction, free of charge, at the SEC’s website at www.sec.gov or our website at www.gaylordentertainment.com. In addition, stockholders may obtain free copies of the documents by sending a written request to Gaylord’s Secretary at Gaylord Entertainment Company, One Gaylord Drive, Nashville, Tennessee 37214, or by calling the Secretary at (615) 316-6000.

Gaylord and its directors and executive officers may be deemed to be participants in the solicitation of proxies from Gaylord’s stockholders in connection with the proposed merger and REIT conversion. Information regarding Gaylord’s directors and executive officers is set forth in Gaylord’s proxy statement for its 2012 annual meeting of stockholders and its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which were filed with the SEC on April 3, 2012 and February 24, 2012, respectively. Additional information regarding persons who may be deemed to be participants in the solicitation of proxies in respect of the proposed merger and REIT conversion is contained in the proxy statement/prospectus filed with the SEC.

Overall Outlook

Our concentration in the hospitality industry, and in particular the large group meetings sector of the hospitality industry, exposes us to certain risks outside of our control. Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry generally, and on our operations and expansion plans. However, in 2010 and 2011, and thus far in 2012, the trend has reversed, and we have begun to see stabilization in our industry and specifically in our business. During these periods, we have seen increases in group travel as compared to recessionary levels, as well as growth in outside-the-room revenue, indicating that not only are our group customers traveling again, they are spending more on food and beverage and entertainment during their stay at our properties.

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

See Part II, Item 1, “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, for important information regarding forward-looking statements made in this report and risks and uncertainties we face.

Proposed REIT Conversion and Marriott Transaction

On May 30, 2012, the board of directors of Gaylord unanimously approved a plan to restructure our business operations to facilitate our qualification as a REIT for federal income tax purposes. We intend to complete the REIT conversion so that we may qualify as a REIT commencing with our 2013 tax year.

The REIT conversion will be implemented through a series of steps including, among other things, the merger of Gaylord with and into Granite, a Delaware corporation and wholly-owned subsidiary of Gaylord, which we formed in preparation for the REIT conversion. Upon the completion of the merger, the outstanding shares of Gaylord common stock will be converted into the right to receive the same number of shares of Granite common stock, and Granite will succeed to and continue to operate, directly or indirectly, the then existing business of Gaylord. We anticipate that the shares of Granite common stock will trade on the New York Stock Exchange after completion of the merger. Consummation of the merger is subject to Gaylord’s stockholders adopting the merger agreement and approving the issuance of shares of common stock in connection with our distribution of our undistributed earnings and profits attributable to taxable periods ending prior to the REIT election. Gaylord intends to hold a special meeting of stockholders in the third quarter of 2012 to seek such stockholder approval. On June 27, 2012, Gaylord caused Granite to file a registration statement on Form S-4 with the SEC. On July 30, 2012, Gaylord and Granite filed an amendment to the registration statement on Form S-4. The registration statement contains a preliminary proxy statement/prospectus that describes our plans to qualify as a REIT.

Due to federal income tax laws that restrict REITs from operating and managing hotels, after completing the anticipated REIT conversion, we will not operate or manage any of our hotel properties. We will lease or sublease our hotel properties to taxable REIT subsidiaries, and such taxable REIT subsidiaries will engage third-party hotel managers pursuant to hotel management agreements. Our third-party hotel managers will be responsible for the day-to-day management of our hotel properties, including, but not limited to, implementing significant operating decisions, setting rates for rooms and meeting space, controlling revenue and expenditures, collecting accounts receivable, and recruiting, employing and supervising employees at the hotel properties.

Gaylord’s board of directors unanimously approved a Purchase Agreement by and among Gaylord, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. pursuant to which we have agreed to sell the Gaylord Hotels brand and rights to manage the Gaylord Opryland Resort and Convention Center (“Gaylord Opryland”), Gaylord Palms Resort and Convention Center (“Gaylord Palms”), Gaylord Texan Resort and Convention Center (“Gaylord Texan”), and Gaylord National Resort and Convention Center (“Gaylord National”) to Marriott International, Inc. (“Marriott”) for $210 million in cash. The closing of the Marriott sale transaction is subject to the satisfaction of certain conditions, including our stockholders’ adoption of the merger agreement and our obtaining waivers and consents of the required lenders pursuant to our $925 million senior secured credit facility to amend the facility. We expect the consummation of the Marriott sale transaction to occur promptly after our stockholders adopt the merger agreement.

Upon the consummation of the Marriott sale transaction, we will become a party to four management agreements (one for each of our Gaylord Hotels properties) with Marriott. Under the management agreements, Marriott will be responsible for the day-to-day management of the Gaylord Hotels properties. We will not have the authority to require Marriott to operate our Gaylord Hotels properties in a particular manner, although we will have consent and approval rights for certain matters under the hotel management agreements, subject to the limitations described therein. Each management agreement will have a term of thirty-five years, with three automatic ten-year renewal terms (provided the applicable hotel has met certain performance thresholds), and Marriott will be entitled to a base management fee of two-percent of gross revenues from each Gaylord Hotel property for each fiscal year or portion thereof, which will be deducted by Marriott from gross revenues of each Gaylord Hotel property for each fiscal year.

The Marriott purchase agreement also calls for the Gaylord Hotels properties to enter into a pooling agreement, which provides for (i) the calculation of incentive management fees for the Gaylord Hotel properties on an aggregated basis; and (ii) the application of the limitations on secured debt on an aggregated basis. The incentive management fee will be based on the profitability of our Gaylord Hotels properties calculated on a pooled basis, and the fee, if any, will be retained by Marriott from Operating Profit (as defined in the pooling agreement).

We anticipate that this management transition will be complete by January 1, 2013, when the REIT election is anticipated to be effective. In addition, prior to the completion of the REIT conversion, we will identify and engage a third-party hotel manager to operate and manage the Radisson Hotel at Opryland (the “Radisson Hotel”).

Following the completion of the REIT conversion, we will own our Opry and Attractions businesses in taxable REIT subsidiaries, which will conduct their business consistent with past practice, except that we expect to negotiate a management or service agreement with Marriott to manage Gaylord Springs Golf Links. Additionally, we may negotiate and enter into additional management or service agreements with Marriott with respect to certain of our other Opry and Attractions businesses, including the General Jackson and the Wildhorse Saloon.

We anticipate that there will be a reorganization within, and a reduction in the number of members of, our current executive management team and the other employees currently within the Corporate and Other segment. In connection with the reorganization, we anticipate that our corporate overhead expenses within the Corporate and Other segment will be reduced. Although the specific actions to be taken in connection with this reorganization have not yet been finally determined, we anticipate that we will terminate the employment of approximately 310 employees within our Corporate and Other segment of whom approximately 40% will transition their employment to Marriott. The severance cost associated with these terminations is included within our $19 million estimate of severance and retention costs related to the REIT conversion.

A REIT is not permitted to retain earnings and profits accumulated during years when the company or its predecessor was taxed as a regular C corporation. To qualify for taxation as a REIT for the taxable year beginning January 1, 2013, we must distribute to our stockholders on or before December 31, 2013, our undistributed earnings and profits attributable to taxable periods ending prior to January 1, 2013 (the “Special E&P Distribution”). In the event we receive a favorable ruling from the Internal Revenue Service, we expect to limit the total amount of cash payable in the Special E&P Distribution to a maximum of 20% of the total value of the Special E&P Distribution. The balance of the Special E&P Distribution will be in the form of shares of our common stock.

We currently estimate that we will incur $55 million in one-time costs related to the REIT conversion. These costs would include approximately $10 million in investment banking fees, $6 million in legal fees, $4 million in consulting fees, $19 million in severance and retention costs, and $16 million in conversion costs. We also anticipate that we will incur federal income taxes associated with the receipt of the purchase price in the Marriott sale transaction and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $43 million to $53 million. In addition, we anticipate annualized costs synergies, net of management fees, of approximately $33 million to $40 million.

If Granite qualifies as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its capital gain or ordinary income from its REIT operations that is distributed to its stockholders. This treatment would substantially eliminate the federal “double taxation” on earnings from REIT operations, or taxation once at the corporate level and again at the stockholder level, that generally results from investment in a regular C-corporation. As explained more fully in the registration statement on Form S-4, Granite’s non-REIT operations, which will consist of the activities of taxable REIT subsidiaries that will act as lessees of our hotels, as well as the businesses within our Opry and Attractions segment, would continue to be subject, as applicable, to federal and state corporate income taxes.

After the consummation of the Marriott sale transaction and the completion of the REIT conversion, acquisitions of other hotels, either alone or through joint ventures or alliances with one or more third-parties, will be part of our long-term growth strategy. We intend to pursue attractive investment opportunities that meet our acquisition parameters, specifically, group-oriented large hotels and overflow hotels with existing or potential leisure appeal. We are interested in highly accessible upper-upscale assets with over 400 hotel rooms in urban and resort group destination markets. We will also consider assets that possess or are located near convention centers that present a repositioning opportunity and/or would significantly benefit from capital investment in additional rooms or meeting space. Through acquisitions we plan to expand the geographic diversity of our existing asset portfolio.

The merger will facilitate our compliance with REIT tax rules by ensuring the effective adoption by Granite of a certificate of incorporation that implements share ownership and transfer restrictions that are intended to enable compliance with certain REIT tax rules relating to the ownership of our common stock.

Development Update

Upon completion of the REIT conversion, we will no longer view independent, large-scale development of resort and convention hotels as a means of our growth. As a result, we will not proceed with our previously announced Aurora, Colorado, Mesa, Arizona, and other potential development projects in the form we previously anticipated. We will reexamine how the Aurora or Mesa projects could be completed with minimal financial commitment, although we may not identify any such opportunity.

In January 2012, we announced that we had entered into a memorandum of understanding for a 50/50 joint venture with the Dollywood Company to develop a family entertainment zone adjacent to Gaylord Opryland on land that we currently own. The Dollywood Company will operate the park, and we will contribute both land and cash to represent our 50 percent share of the venture. Phase one of the project is a yet-to-be-named approximately $50 million water and snow park, which we believe will be the first of its kind in the U.S. A 2013 groundbreaking is expected with the park opening slated for summer 2014. The project is contingent upon finalizing agreements with governmental authorities pertaining to the construction of the necessary infrastructure and other contingencies.

Our investments thus far in 2012 consisted primarily of the continuance of the renovation of the guestrooms and the completion of new resort pools and a new sports bar entertainment facility at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties. Our investments in the remainder of 2012 are expected to consist primarily of ongoing maintenance capital expenditures for our existing properties and the completion of the rooms renovation at Gaylord Palms.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

Hospitality, consisting of Gaylord Opryland, Gaylord Palms, Gaylord Texan, Gaylord National and the Radisson Hotel. Pursuant to the proposed Marriott sale transaction, we will become a party to four hotel management agreements, under which Marriott will operate and manage our Gaylord Hotels properties. Additionally, in connection with the REIT conversion, we will engage a third-party hotel manager to operate and manage the Radisson Hotel.

•

Opry and Attractions, consisting of our Grand Ole Opry assets, WSM-AM and our Nashville-based attractions. In connection with the proposed REIT conversion, we will own our Opry and Attractions businesses in taxable REIT subsidiaries, which will conduct their business consistent with past practice, except that we expect to negotiate management or service agreements for Marriott to manage Gaylord Springs Golf Links. In addition, we may negotiate and enter into additional management or service agreements with Marriott with respect to certain of our other Opry and Attractions businesses, including the General Jackson and the Wildhorse Saloon.

•

Corporate and Other, consisting of our corporate expenses. Following the consummation of the proposed Marriott sale transaction, we anticipate that our corporate overhead expenses within the Corporate and Other segment will be reduced.

For the three months and six months ended June 30, 2012 and 2011, our total revenues were divided among these business segments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Segment	2012	2011	2012	2011
Hospitality	92.0%	92.2%	93.3%	93.5%
Opry and Attractions	8.0%	7.8%	6.7%	6.5%
Corporate and Other	0.0%	0.0%	0.0%	0.0%

We generate a significant portion of our revenues from our Hospitality segment. We believe that we are the only hospitality company whose stated primary focus is on the large group meetings and conventions sector of the lodging market. Our strategy is to concentrate on our “All-in-One-Place” self-contained service offerings and by emphasizing customer rotation among our convention properties, while also offering additional entertainment opportunities to guests and target customers.

Following the anticipated consummation of the Marriott sale transaction, Marriott will be responsible for planning and conducting hotel operations and special events at our Gaylord Hotels properties. As a result, we will no longer be responsible for determining the content of or for actually conducting these activities, although we expect such types of activities to be continued as determined by Marriott. In 2011, we announced a multi-year strategic alliance with DreamWorks Animation SKG, Inc. to become the official hotel provider of DreamWorks vacation experiences. Through this strategic alliance DreamWorks has provided leisure experiences featuring the DreamWorks characters for guests at our Gaylord Hotels properties.

As discussed above, we have entered into a memorandum of understanding for a 50/50 joint venture to develop a family entertainment zone adjacent to Gaylord Opryland that will include what we believe to be the first combined water and snow park in the U.S.

Key Performance Indicators

The operating results of our Hospitality segment are highly dependent on the volume of customers at our hotels and the quality of the customer mix at our hotels. These factors impact the price we can charge for our hotel rooms and other amenities, such as food and beverage and meeting space, and following the anticipated consummation of the Marriott sale transaction, will impact the prices that Marriott charges at our Gaylord Hotel properties. Key performance indicators related to revenue are:

•	hotel occupancy (a volume indicator);

•	average daily rate (“ADR”) (a price indicator calculated by dividing room revenue by the number of rooms sold);

•	Revenue per Available Room (“RevPAR”) (a summary measure of hotel results calculated by dividing room revenue by room nights available to guests for the period);

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

Following the anticipated consummation of the Marriott sale transaction, Marriott will manage the day-to-day operations of our Gaylord Hotels properties. We will engage a third-party hotel manager to operate and manage the Radisson Hotel prior to the completion of the REIT conversion.

Selected Financial Information

The following table contains our unaudited selected summary financial data for the three months and six months ended June 30, 2012 and 2011. The table also shows the percentage relationships to total revenues and, in the case of segment operating income (loss), its relationship to segment revenues (in thousands, except percentages).

	Unaudited				Unaudited
	Three Months ended June 30,				Six Months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Income Statement Data:
REVENUES:
Hospitality	$233,047	92.0%	$218,173	92.1%	$459,095	93.3%	$427,515	93.4%
Opry and Attractions	20,153	8.0%	18,569	7.8%	32,988	6.7%	29,936	6.5%
Corporate and Other	29	0.0%	33	0.0%	61	0.0%	62	0.0%

Total revenues	253,229	100.0%	236,775	100.0%	492,144	100.0%	457,513	100.0%

OPERATING EXPENSES:
Operating costs	139,216	55.0%	132,746	56.1%	274,199	55.7%	266,624	58.3%
Selling, general and administrative	51,771	20.4%	43,048	18.2%	101,080	20.5%	86,126	18.8%
Casualty loss	372	0.1%	469	0.2%	546	0.1%	468	0.1%
Preopening costs	8	0.0%	41	0.0%	339	0.1%	41	0.0%
Depreciation and amortization:		0.0%
Hospitality	26,346	10.4%	25,291	10.7%	54,882	11.2%	50,566	11.1%
Opry and Attractions	1,278	0.5%	1,340	0.6%	2,563	0.5%	2,672	0.6%
Corporate and Other	2,630	1.0%	2,640	1.1%	5,243	1.1%	5,090	1.1%

Total depreciation and amortization	30,254	11.9%	29,271	12.4%	62,688	12.7%	58,328	12.7%

Total operating expenses	221,621	87.5%	205,575	86.8%	438,852	89.2%	411,587	90.0%

OPERATING INCOME (LOSS):
Hospitality	46,423	19.9%	41,713	19.1%	86,459	18.8%	71,167	16.6%
Opry and Attractions	4,800	23.8%	3,866	20.8%	5,593	17.0%	3,223	10.8%
Corporate and Other	(19,235)	(A )	(13,869)	(A )	(37,875)	(A )	(27,955)	(A )
Casualty loss	(372)	(B )	(469)	(B )	(546)	(B )	(468)	(B )
Preopening costs	(8)	(B )	(41)	(B )	(339)	(B )	(41)	(B )

Total operating income	31,608	12.5%	31,200	13.2%	53,292	10.8%	45,926	10.0%
Interest expense, net of amounts capitalized	(14,451)	(B )	(21,377)	(B )	(28,813)	(B )	(42,186)	(B )
Interest income	3,021	(B )	3,316	(B )	6,175	(B )	6,489	(B )
Income from unconsolidated companies	109	(B )	152	(B )	109	(B )	325	(B )
Other gains and (losses), net	—	(B )	141	(B )	—	(B )	(50)	(B )
Provision for income taxes	(11,314)	(B )	(4,799)	(B )	(15,783)	(B )	(3,832)	(B )
Income (loss) from discontinued operations, net	(19)	(B )	4	(B )	2	(B )	8	(B )

Net income	$8,954	(B )	$8,637	(B )	$14,982	(B )	$6,680	(B )

(A)	These amounts have not been shown as a percentage of segment revenue because the Corporate and Other segment generates only minimal revenue.
(B)	These amounts have not been shown as a percentage of revenue because they have no relationship to revenue.

Summary Financial Results

Results

The following table summarizes our financial results for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages and per share data):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$253,229	$236,775	6.9%	$492,144	$457,513	7.6%
Total operating expenses	221,621	205,575	7.8%	438,852	411,587	6.6%
Operating income	31,608	31,200	1.3%	53,292	45,926	16.0%
Net income	8,954	8,637	3.7%	14,982	6,680	124.3%
Net income per share—fully diluted	0.17	0.17	0.0%	0.29	0.13	123.1%

Total Revenues

The increase in our total revenues for the three months and six months ended June 30, 2012, as compared to the same periods in 2011, is attributable to an increase in our Hospitality segment revenues of $14.9 million and $31.6 million for the 2012 periods, respectively, and an increase in our Opry and Attractions segment revenue of $1.6 million and $3.1 million for the 2012 periods, respectively, as discussed more fully below. Total Hospitality revenues in the three months and six months ended June 30, 2012 includes $1.7 million and $2.9 million, respectively, in attrition and cancellation fee collections, which is a reduction of $1.2 million and $1.6 million, respectively, when compared to the same 2011 periods.

Total Operating Expenses

The increase in our total operating expenses for the three months and six months ended June 30, 2012, as compared to the same periods in 2011, is primarily due to an increase of $10.1 million and $16.8 million, respectively, in our Hospitality segment operating expenses associated with higher occupancy and increased depreciation expense, and an increase of $5.4 million and $9.9 million, respectively, in our Corporate and Other segment, as discussed more fully below.

Net Income

Our net income of $9.0 million for the three months ended June 30, 2012, as compared to net income of $8.6 million for the same period in 2011, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A $6.9 million decrease in interest expense, net of amounts capitalized, during the 2012 period, as compared to the 2011 period.

•	An increase in the provision for income taxes of $6.5 million during the 2012 period, as compared to the 2011 period.

Our net income of $15.0 million for the six months ended June 30, 2012, as compared to net income of $6.7 million for the same period in 2011, was due to the change in our operating income reflected above and the following factors, each as described more fully below:

•	A $13.4 million decrease in interest expense, net of amounts capitalized, during the 2012 period, as compared to the 2011 period.

•	An increase in the provision for income taxes of $12.0 million during the 2012 period, as compared to the 2011 period.

Factors and Trends Contributing to Operating Performance

The most important factors and trends contributing to our operating performance during the three months and six months ended June 30, 2012 described herein were:

•

Increased occupancy levels and ADR at Gaylord Palms (an increase of 12.0 percentage points of occupancy and 8.4 percentage points of occupancy, respectively, during the 2012 periods, as compared to the 2011 periods, and an increase of 2.1% and 5.4%, respectively, in ADR for the 2012 periods, as compared to the 2011 periods), primarily due to increased levels of group business. This increase in group business led to an increase in outside-the-room spending per room (an increase of 28.0% and 18.4%, respectively, during the 2012 periods, as compared to the 2011 periods), primarily due to increases in banquets and conference services. Note that the above stats for Gaylord Palms for the 2012 periods exclude 6,808 room nights that were taken out of service as a result of a rooms renovation program.

•

Increased occupancy levels at Gaylord National (an increase of 10.6 percentage points of occupancy and 5.9 percentage points of occupancy, respectively, during the 2012 periods, as compared to the 2011 periods), primarily due to increased levels of group and association business. This increase led to an increase in outside-the-room spending (an increase of 10.6% and 5.4%, respectively, during the 2012 periods, as compared to the 2011 periods), primarily due to an increase in banquets.

•

Decreased attrition and cancellation levels for the 2012 periods, as compared to the 2011 periods, which increased our operating income, RevPAR and Total RevPAR. Attrition for the 2012 periods was 6.7% and 5.6% of bookings, respectively, compared to 10.3% and 8.3%, respectively, for the 2011 periods. Cancellations for the 2012 periods were down 11.3% and 36.5%, respectively, as compared to the 2011 periods.

Operating Results – Detailed Segment Financial Information

Hospitality Segment

Total Segment Results. The following presents the financial results of our Hospitality segment for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Hospitality revenue (1)	$233,047	$218,173	6.8%	$459,095	$427,515	7.4%
Hospitality operating expenses:
Operating costs	125,902	120,350	4.6%	250,605	244,115	2.7%
Selling, general and administrative	34,376	30,818	11.5%	67,149	61,666	8.9%
Depreciation and amortization	26,346	25,292	4.2%	54,882	50,567	8.5%

Total Hospitality operating expenses	186,624	176,460	5.8%	372,636	356,348	4.6%

Hospitality operating income (2)	$46,423	$41,713	11.3%	$86,459	$71,167	21.5%

Hospitality performance metrics:
Occupancy (5)	79.2%	73.3%	8.0%	74.6%	71.5%	4.3%
ADR	$172.60	$173.60	-0.6%	$171.33	$169.18	1.3%
RevPAR (3)(5)	$136.75	$127.20	7.5%	$127.75	$120.89	5.7%
Total RevPAR (4)(5)	$318.72	$298.84	6.7%	$312.76	$295.76	5.7%
Net Definite Room Nights Booked	487,000	271,000	79.3%	793,000	546,000	45.1%

(1)	Hospitality results and performance metrics include the results of our Gaylord Hotels and our Radisson Hotel for all periods presented.
(2)	Hospitality operating income does not include the effect of casualty loss and preopening costs. See the discussion of casualty loss and preopening costs set forth below.
(3)	We calculate Hospitality RevPAR by dividing room revenue by room nights available to guests for the period. Hospitality RevPAR is not comparable to similarly titled measures such as revenues.
(4)	We calculate Hospitality Total RevPAR by dividing the sum of room revenue, food and beverage, and other ancillary services (which equals Hospitality segment revenue) by room nights available to guests for the period. Hospitality Total RevPAR is not comparable to similarly titled measures such as revenues.
(5)	Excludes 6,808 room nights for the three months and six months ended June 30, 2012 that were taken out of service as a result of a rooms renovation program at Gaylord Palms.

The increase in total Hospitality segment revenue in the three months ended June 30, 2012, as compared to the same period in 2011, is primarily due to increases of $6.6 million and $7.1 million at Gaylord Palms and Gaylord National, respectively, primarily as a result of increased occupancy and increased outside-the-room spending during the 2012 period. Total Hospitality revenues were also impacted by a $1.2 million decrease in attrition and cancellation fee collections during the 2012 period as compared to the 2011 period.

The increase in total Hospitality segment revenue in the six months ended June 30, 2012, as compared to the same period in 2011, is primarily due to increases of $12.6 million, $11.5 million and $8.2 million at Gaylord Palms, Gaylord Opryland and Gaylord National, respectively, primarily as a result of increased occupancy, ADR and outside-the-room spending during the 2012 period. These increases are partially offset by a decrease of $3.3 million at Gaylord Texan during the 2012 period, due primarily to the 2011 period benefitting from the impact of the Super Bowl in February 2011. Total Hospitality revenues were also impacted by a $1.6 million decrease in attrition and cancellation fee collections during the 2012 period as compared to the 2011 period.

The percentage of group versus transient business based on rooms sold for our hospitality segment for the periods presented was approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Group	80.7%	79.8%	82.2%	82.4%
Transient	19.3%	20.2%	17.8%	17.6%

Total Hospitality segment operating expenses consist of direct operating costs, selling, general and administrative expenses, and depreciation and amortization expense. The increase in Hospitality operating expenses in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, is primarily attributable to increases at Gaylord Opryland and Gaylord Palms, as described below.

Total Hospitality segment operating costs, which consist of direct costs associated with the daily operations of our hotels (primarily room, food and beverage and convention costs), increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of increases at Gaylord Palms and Gaylord Opryland, as described below.

Total Hospitality segment selling, general and administrative expenses, consisting of administrative and overhead costs, increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of an increase at Gaylord Opryland, as described below.

Total Hospitality segment depreciation and amortization expense increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily related to the disposal of certain fixed assets associated with a rooms renovation and resort pools at Gaylord Palms and a corridor renovation at Gaylord Opryland, partially offset by a decrease at Gaylord Texan due to the initial furniture, fixtures and equipment placed in service at the hotel’s opening in 2004 becoming fully depreciated during 2012.

Property-Level Results. The following presents the property-level financial results of our Hospitality segment for the three months and six months ended June 30, 2012 and 2011.

Gaylord Opryland Results. The results of Gaylord Opryland for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$74,179	$73,064	1.5%	$144,848	$133,374	8.6%
Operating expense data:
Operating costs	40,090	38,135	5.1%	78,491	76,408	2.7%
Selling, general and administrative	10,620	8,699	22.1%	20,232	16,955	19.3%
Hospitality performance metrics:
Occupancy	81.6%	75.8%	7.7%	74.8%	72.2%	3.6%
ADR	$157.31	$159.83	-1.6%	$155.66	$149.17	4.4%
RevPAR	$128.41	$121.08	6.1%	$116.48	$107.71	8.1%
Total RevPAR	$282.84	$278.88	1.4%	$276.15	$255.95	7.9%

Total revenue, RevPAR and Total RevPAR increased at Gaylord Opryland in the three months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of increased occupancy, partially offset by declines in ADR and outside-the-room spending that resulted from an increase in lower-rated groups.

Total revenue, RevPAR and Total RevPAR increased at Gaylord Opryland in the six months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of increased occupancy, primarily due to increased group business from associations, and increased ADR, primarily due to an increase in higher-rated association groups primarily in February and March 2012. The increase in occupancy led to an increase in outside-the-room spending at the hotel, which drove the hotel’s increased Total RevPAR during the 2012 period. The increase in Total RevPAR for the six month 2012 period was also impacted by higher collection of attrition and cancellation fees.

Operating costs increased at Gaylord Opryland in the three months and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to higher variable costs associated with the increase in occupancy. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to increased sales and marketing expenses and increased employee benefit costs.

Gaylord Palms Results. The results of Gaylord Palms for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$44,353	$37,747	17.5%	$95,885	$83,239	15.2%
Operating expense data:
Operating costs	23,386	21,117	10.7%	47,932	44,849	6.9%
Selling, general and administrative	8,544	7,832	9.1%	16,891	15,881	6.4%
Hospitality performance metrics:
Occupancy (1)	85.8%	73.8%	16.3%	84.4%	76.0%	11.1%
ADR	$168.73	$165.32	2.1%	$174.65	$165.70	5.4%
RevPAR (1)	$144.78	$122.02	18.7%	$147.38	$125.95	17.0%
Total RevPAR (1)	$366.14	$295.02	24.1%	$385.48	$327.09	17.9%

(1)	Excludes 6,808 room nights for the three months and six months ended June 30, 2012 that were taken out of service as a result of a rooms renovation program at Gaylord Palms.

Gaylord Palms revenue, RevPAR and Total RevPAR increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, as a result of an increase in occupancy driven by an increase in corporate groups and an increase in ADR due to a shift to corporate groups from associations and other lower-rated groups. In addition, that shift resulted in an increase in outside-the-room spending, with contribution from the new sports bar, which opened on February 2, 2012, increasing revenue and Total RevPAR for the periods.

Operating costs increased at Gaylord Palms in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of higher variable costs associated with the increase in occupancy and outside-the-room spending. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of an increase in sales and marketing expenses.

Gaylord Texan Results. The results of Gaylord Texan for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$44,478	$45,690	-2.7%	$92,752	$96,050	-3.4%
Operating expense data:
Operating costs	25,183	25,103	0.3%	50,793	51,349	-1.1%
Selling, general and administrative	6,711	6,097	10.1%	12,913	12,337	4.7%
Hospitality performance metrics:
Occupancy	71.3%	76.2%	-6.4%	70.7%	74.3%	-4.8%
ADR	$172.53	$172.15	0.2%	$174.30	$180.88	-3.6%
RevPAR	$122.96	$131.24	-6.3%	$123.16	$134.38	-8.3%
Total RevPAR	$321.11	$332.29	-3.4%	$335.93	$351.20	-4.3%

The decrease in Gaylord Texan revenue, RevPAR and Total RevPAR in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to lower occupancy during the periods and lower ADR during the six month period, driven by a decrease in association business. The six month period was also impacted by the 2011 period including higher-rated business due to the impact of the 2011 Super Bowl being held in metropolitan Dallas in February 2011.

Operating costs at Gaylord Texan remained stable in the three months and decreased during the six months ended June 30, 2012, as compared to the same periods in 2011. The decrease during the six month period is primarily due to decreased variable operating costs associated with the lower occupancy at the hotel. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to an increase in sales and marketing expenses and training costs.

Gaylord National Results. The results of Gaylord National for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands, except percentages and performance metrics):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$67,038	$59,914	11.9%	$120,451	$112,268	7.3%
Operating expense data:
Operating costs	35,783	35,040	2.1%	70,615	69,846	1.1%
Selling, general and administrative	7,920	7,687	3.0%	16,101	15,623	3.1%
Hospitality performance metrics:
Occupancy	78.5%	67.9%	15.6%	72.0%	66.1%	8.9%
ADR	$207.62	$211.25	-1.7%	$198.96	$199.97	-0.5%
RevPAR	$162.94	$143.39	13.6%	$143.22	$132.11	8.4%
Total RevPAR	$369.08	$329.85	11.9%	$331.57	$310.75	6.7%

Gaylord National revenue, RevPAR and Total RevPAR increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of higher occupancy and increased outside-the-room spending during the 2012 periods, driven by an increase in group room nights and stronger government group attendance. Revenue and Total RevPAR were partially offset by lower collection of attrition and cancellation fees during the 2012 periods.

Operating costs at Gaylord National increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, due to increased variable costs associated with the increase in occupancy and outside-the-room spending at the hotel, partially offset by margin management initiatives at the property level, including favorable food costs. Selling, general and administrative expenses increased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to an increase in sales and marketing expenses.

Opry and Attractions Segment

Total Segment Results. The following presents the financial results of our Opry and Attractions segment for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$20,153	$18,569	8.5%	$32,988	$29,936	10.2%
Operating expense data:
Operating costs	10,279	9,560	7.5%	17,530	16,829	4.2%
Selling, general and administrative	3,796	3,803	-0.2%	7,302	7,212	1.2%
Depreciation and amortization	1,278	1,340	-4.6%	2,563	2,672	-4.1%

Operating income	$4,800	$3,866	24.2%	$5,593	$3,223	73.5%

The increase in revenues in the Opry and Attractions segment for the three months and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to increases at the Grand Ole Opry and the Ryman Auditorium.

Opry and Attractions operating costs increased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, primarily as a result of the increased variable costs associated with the increase in revenues. Selling, general and administrative costs remained fairly stable in the three months and six months ended June 30, 2012, as compared to the same periods in 2011.

Opry and Attractions depreciation expense decreased slightly in the three months and six months ended June 30, 2012, as compared to the same periods in 2011.

Corporate and Other Segment

Total Segment Results. The following presents the financial results of our Corporate and Other segment for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues	$29	$33	-12.1%	$61	$62	-1.6%
Operating expense data:
Operating costs	3,035	2,836	7.0%	6,065	5,680	6.8%
Selling, general and administrative	13,599	8,426	61.4%	26,628	17,247	54.4%
Depreciation and amortization	2,630	2,640	-0.4%	5,243	5,090	3.0%

Operating loss	$(19,235)	$(13,869)	-38.7%	$(37,875)	$(27,955)	-35.5%

Corporate and Other segment revenue consists of rental income and corporate sponsorships.

Corporate and Other operating costs, which consist primarily of costs associated with information technology, increased in the three months and six months ended June 30, 2012, as compared to the same periods in 2011, due primarily to higher maintenance costs.

Corporate and Other selling, general and administrative expenses, which consist of senior management salaries and benefits, legal, human resources, accounting, pension and other administrative costs, increased in the three months and six months ended June 30, 2012, as compared to same periods in 2011, due primarily to legal and consulting costs associated with the planned restructuring of our business operations to facilitate our qualification as a REIT for federal income tax purposes.

Corporate and Other depreciation and amortization expense increased slightly in the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to an increase in software placed into service.

Operating Results – Casualty Loss

As a result of the Nashville flood (which occurred during May 2010 and is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2011), the Company recognized approximately $0.4 million and $0.5 million, respectively, of casualty loss expense during the three months and six months ended June 30, 2012, which primarily represents non-capitalized repairs of equipment within our Opry and Attractions segment.

Operating Results – Preopening Costs

We expense the costs associated with start-up activities and organization costs as incurred. Our preopening costs for the three months and six months ended June 30, 2012 primarily relate to our new sports bar entertainment facility at Gaylord Palms.

Non-Operating Results Affecting Net Income

General

The following table summarizes the other factors which affected our net income for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Interest expense, net of amounts capitalized	$(14,451)	$(21,377)	32.4%	$(28,813)	$(42,186)	31.7%
Interest income	3,021	3,316	-8.9%	6,175	6,489	-4.8%
Income from unconsolidated companies	109	152	-28.3%	109	325	-66.5%
Other gains and (losses), net	—	141	-100.0%	—	(50)	100.0%
(Provision) benefit for income taxes	(11,314)	(4,799)	-135.8%	(15,783)	(3,832)	-311.9%
Income (loss) from discontinued operations, net of taxes	(19)	4	-575.0%	2	8	-75.0%

Interest Expense, Net of Amounts Capitalized

Interest expense, net of amounts capitalized, decreased $6.9 million to $14.5 million (net of capitalized interest of $0.2 million) during the three months ended June 30, 2012, as compared to the same period in 2011, and decreased $13.4 million to $28.8 million (net of capitalized interest of $0.5 million) during the six months ended June 30, 2012, as compared to the same period in 2011, due primarily to a decrease in interest expense associated with our refinanced credit facility due to lower interest rates.

Cash interest expense decreased $7.0 million to $10.0 million in the three months ended June 30, 2012, and decreased $13.4 million to $20.1 million in the six months ended June 30, 2012, as compared to the same periods in 2011. Noncash interest expense, which includes amortization of deferred financing costs and debt discounts, as well as capitalized interest, remained stable at $4.5 million in the three months ended June 30, 2012, and increased $0.1 million to $8.8 million in the six months ended June 30, 2012, as compared to the same periods in 2011.

Our weighted average interest rate on our borrowings was 5.4% and 7.0% for the three months and 5.4% and 6.9% for the six months ended June 30, 2012 and 2011, respectively.

Interest Income

Interest income for the three months and six months ended June 30, 2012 and 2011 primarily includes amounts earned on the notes that were received in connection with the development of Gaylord National.

Income from Unconsolidated Companies

We account for our previous minority investments under the equity method of accounting. Income from unconsolidated companies for the three months and six months ended June 30, 2012 and 2011 consisted of income from these investments.

Other Gains and (Losses)

Other gains and (losses), net for the three months and six months ended June 30, 2011 primarily consisted of miscellaneous income and expense related to retirements of fixed assets.

Provision for Income Taxes

The effective tax rate as applied to pretax income from continuing operations differed from the statutory federal rate due to the following (in percentage points):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
U.S. Federal statutory rate	35%	35%	35%	35%
State taxes (net of federal tax benefit and change in valuation allowance)	11	4	9	4
Permanent items	13	(1)	10	(1)
Federal tax credits	(4)	(4)	(3)	(4)
Federal valuation allowance	1	1	—	1
Unrecognized tax benefits	—	1	—	1

Effective tax rate	56%	36%	51%	36%

Liquidity and Capital Resources

Cash Flows From Operating Activities. Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and maintenance capital expenditures. During the six months ended June 30, 2012, our net cash flows provided by operating activities—continuing operations were $79.1 million, reflecting primarily cash provided by our income from continuing operations before non-cash depreciation expense, amortization expense, income tax provision, stock-based compensation expense and income from unconsolidated companies of approximately $107.4 million, partially offset by unfavorable changes in working capital of approximately $28.3 million. The unfavorable changes in working capital primarily resulted from an increase in trade receivables due to a seasonal change in the timing of payments received from corporate group customers at Gaylord National, Gaylord Opryland and Gaylord Palms, and a decrease in accrued expenses primarily related to the payment of accrued property taxes, accrued compensation, and accrued expenses associated with our hotel holiday programs, partially offset by an increase in deferred revenues due to increased receipts of deposits on advanced bookings of hotel rooms at Gaylord National and Gaylord Texan and an increase in accounts payable due to timing differences.

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

Cash Flows From Investing Activities. During the six months ended June 30, 2012, our primary uses of funds for investing activities were purchases of property and equipment, which totaled $58.8 million, partially offset by the receipt of a $2.9 million principal payment on the bonds that were received in connection with the development of Gaylord National. Our capital expenditures during the six months ended June 30, 2012 consisted primarily of the continuance of the renovation of the guestrooms and the completion of a new sports bar entertainment facility and new resort pools at Gaylord Palms, the completion of the enhancement to our flood protection system at Gaylord Opryland, and ongoing maintenance capital expenditures for our existing properties.

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

Cash Flows From Financing Activities. Our cash flows from financing activities reflect primarily the incurrence of debt and the repayment of long-term debt. During the six months ended June 30, 2012, our net cash flows used in financing activities were approximately $38.5 million, primarily reflecting $45.0 million in repayments under our credit facility, partially offset by $6.8 million in proceeds from the exercise of stock option and purchase plans.

During the six months ended June 30, 2011, our net cash flows provided by financing activities were approximately $4.1 million, primarily reflecting $4.2 million in proceeds from the exercise of stock option and purchase plans.

Working Capital

As of June 30, 2012 we had total current assets of $134.2 million and total current liabilities of $152.6 million, which resulted in a working capital deficit of $18.4 million. A significant portion of our current liabilities consist of deferred revenues ($50.2 million at June 30, 2012), which primarily represent deposits received on advance bookings of hotel rooms. While satisfaction of these deferred revenue liabilities will require the use of hotel resources and services, it does not require future cash payments by us. As a result, we believe our current assets, cash flows from operating activities and availability under our credit facility will be sufficient to repay our current liabilities as they become due.

Liquidity

As of June 30, 2012, we had $29.5 million in unrestricted cash and $362.0 million available for borrowing under our $925 million credit facility, which we refinanced in July 2011 and matures in 2015. During the six months ended June 30, 2012, we prepaid $45.0 million of the principal outstanding under our $925 million credit facility. This prepayment, partially offset by the cash flows from operating activities discussed above, was the primary factor in the decrease in our cash balance from December 31, 2011 to June 30, 2012.

As described above, we anticipate investing in our operations during the remainder of 2012 through ongoing maintenance capital expenditures for our existing properties. This would include approximately $2 million to $3 million to complete the room renovation at Gaylord Palms and between $10 million to $12 million in ongoing maintenance capital at the hotels. We also expect to spend approximately $4 million to complete the final portion of the flood levee for the Grand Ole Opry House. In 2013, we anticipate between $25 million to $30 million in ongoing maintenance capital along with $3 million to $4 million to renovate the suites at the Gaylord Palms and $11 million to $13 million to renovate half of the rooms at the Gaylord Texan (the remaining to be completed in 2014). Other projects being discussed, but have not been approved, include the potential expansion of the resort pool complex at Gaylord Texan and investment into the joint venture investment with the Dollywood Company.

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

As described above, we will receive cash of $210 million upon the consummation of the Marriott sale transaction. In connection with the Marriott sale transaction, the completion of the merger and the REIT conversion, we anticipate that (i) we will incur federal income taxes associated with the receipt of the purchase price and other transactions related to the REIT conversion, net of remaining net operating losses, of approximately $43 million to $53 million, (ii) we will incur one-time costs related to the REIT conversion, including conversion, transaction, severance, and retention costs, currently estimated to be $55 million, and (iii) we will be required to pay the anticipated cash portion of the special E&P distribution. In addition, if we do not apply the net proceeds of the Marriott sale transaction in a manner compliant with the asset sale provisions of the indenture for our 6.75% senior notes, we may be required to tender for some of our outstanding 6.75% senior notes within 360 days of the consummation of the Marriott sale transaction. We anticipate that we may not use the net proceeds of the Marriott sale transaction in such a manner, and therefore, we may be required to tender for the purchase of our outstanding 6.75% senior notes in an amount equal to the net proceeds of the Marriott sale transaction within 360 days of its consummation. As of June 30, 2012, $152.2 million in aggregate principal amount of the senior 6.75% senior notes was outstanding. If we are unable to refinance the 6.75% senior notes in the debt capital markets, we would likely wait until on or after November 15, 2012, at which time notes are redeemable at par, and redeem the 6.75% senior notes using operational cash flow or borrowings under our revolving credit line. Given the Company’s operating performance and ample availability under our revolving credit line, we do not believe tendering for some or redeeming all of the 6.75% senior notes would negatively impact our long-term liquidity.

Our outstanding principal debt agreements, none of which mature prior to 2014, are described below. Based on current projections for compliance under our financial covenants contained in these agreements, other than those described in the preceding paragraph, we do not foresee a maturity issue prior to 2014.

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

As of June 30, 2012, $555.0 million of borrowings were outstanding under the $925 Million Credit Facility, and the lending banks had issued $8.0 million of letters of credit under the facility, which left $362.0 million of availability under the credit facility (subject to the satisfaction of debt incurrence tests under the indentures governing our 6.75% senior notes due 2014).

Prior to consummating the anticipated Marriott sale transaction, we must obtain waivers and consents of the required lenders pursuant to the $925 Million Credit Facility to amend the facility to accommodate the Marriott sale transaction, the merger of Gaylord with and into Granite, and the REIT conversion. We anticipate that such amendment, among other things, will (i) permit dividends to the extent permitted by the indenture for our 6.75% senior notes, and, if such indenture is terminated, to the extent necessary for us to maintain REIT status, (ii) allow our taxable REIT subsidiaries to lease our hotel properties, and (iii) update the facility generally to permit us to restructure and operate our business as a REIT. We have engaged with our principal lender concerning the amendment, and we believe that we will be able to obtain such waivers and consents.

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

The Convertible Notes are convertible under any of the following circumstances: (1) during any calendar quarter ending after September 30, 2009 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price per share of common stock on the last trading day of such preceding calendar quarter; (2) during the ten business day period after any five consecutive trading day period in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a Convertible Note holder, for each day in such five consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, subject to certain procedures; (3) if specified corporate transactions or events occur; or (4) at any time on or after July 1, 2014, until the second scheduled trading day immediately preceding October 1, 2014. Based on our stock price during the three months ended June 30, 2012, the first condition permitting conversion of the Convertible Notes was satisfied and, thus, the Convertible Notes are currently convertible through September 30, 2012. At this time, we have received no notices of note holders electing to convert their Convertible Notes. Based on our borrowing capacity under the $925 Million Credit Facility, the Convertible Notes remain classified as long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 2012. Based on the Company’s June 29, 2012 closing stock price of $38.56, the “if-converted value” of the Convertible Notes exceeds the face amount by $149.4 million; however, after giving effect to the exercise of the call options and warrants associated with the Convertible Notes as described in our Form 10-K for the year ended December 31, 2011, the incremental cash or share settlement in excess of the face amount would result in either a cash payment of $77.4 million or a 2.0 million net share issuance, or a combination of cash and stock, at our option. Based on our cash on hand and our availability under the $925 Million Credit Facility as of June 30, 2012, we do not expect any liquidity issues should the Convertible Notes be converted.

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

Upon a Fundamental Change (as defined in the indenture for our Convertible Notes), holders may require us to repurchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, thereon to (but excluding) the Fundamental Change Repurchase Date (as defined in the indenture for our Convertible Notes). The Convertible Notes are not redeemable at our option prior to maturity.

We do not believe the anticipated sale of the Gaylord Hotels brand and the rights to manage our Gaylord Hotels properties to Marriott, the merger, or the REIT conversion will result in a Fundamental Change. Our declaration and payment of the Special E&P Distribution in connection with the REIT conversion will require an adjustment to the conversion rate of the Convertible Notes, resulting in an increase in the number of shares underlying the Convertible Notes. The number of shares subject to the options we purchased and the warrants we sold in connection with the issuance of the Convertible Notes and the exercise prices per share for such options and warrants will also be adjusted.

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

Our anticipated sale of the Gaylord Hotels brand and the rights to manage our Gaylord Hotels properties to Marriott will constitute an asset sale under the terms of the indenture for the Senior Notes. As a result, the net proceeds we receive from the Marriott sale transaction must be applied within 360 days of our receipt of such proceeds to either (i) repay indebtedness under our $925 Million Credit Facility (and to reduce the amount of the revolving portion of the facility if debt outstanding under such portion is repaid), or (ii) purchase replacement assets or make capital expenditures that are useful to our business. Any amounts of the net proceeds of the Marriott sale transaction that are not used in the manner described above must be used to offer to repurchase outstanding Senior Notes at an offer price of 100% of the principal amount, plus accrued interest. We anticipate that we may not use the net proceeds of the Marriott sale transaction to repay indebtedness, purchase replacement assets, or make capital expenditures, and therefore, we may be required to tender for some of our outstanding Senior Notes within 360 days of the consummation of the Marriott sale transaction.

Additional Debt Limitations. Following the consummation of the anticipated Marriott sale transaction, our Gaylord Hotels properties will enter into the management agreement and pooling agreement. Pursuant to the terms of the management agreement and pooling agreement, we will be subject to certain debt limitations described below.

The management agreement provides for the following limitations on indebtedness encumbering a hotel:

•	The aggregate principal balance of all mortgage and mezzanine debt encumbering the hotel shall be no greater than 75% of the fair market value of the hotel; and

•

The ratio of (a) aggregate Operating Profit (as defined in the management agreement) in the 12 months prior to the closing on the mortgage or mezzanine debt to (b) annual debt service for the hotel shall equal or exceed 1.2:1; but is subject to the pooling agreement described below.

The pooled limitations on Secured Debt (as defined in the pooling agreement) will be as follows:

•	The aggregate principal balance of all mortgage and mezzanine debt on Pooled Hotels (as defined in the pooling agreement), shall be no more than 75% of the fair market value of Pooled Hotels.

•

The ratio of (a) aggregate Operating Profit (as defined in the pooling agreement) of Pooled Hotels in the 12 months prior to closing on any mortgage or mezzanine debt, to (b) annual debt service for the Pooled Hotels, shall equal or exceed 1.2:1.

Off-Balance Sheet Arrangements

As described in Note 11 to our condensed consolidated financial statements included herein, we previously invested in two unconsolidated entities that owned hotels located in Hawaii. Our joint venture partner in each of these unconsolidated entities guaranteed, under certain circumstances, certain loans made to wholly-owned subsidiaries of each of these entities, and we agreed to contribute to these joint venture partners our pro rata share of any payments under such guarantees required to be made by such joint venture partners. In addition, we enter into commitments under letters of credit, primarily for the purpose of securing our deductible obligations with our workers’ compensation insurers, and lending banks under our credit facility had issued $8.0 million of letters of credit as of June 30, 2012. Except as set forth in this paragraph, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2012, including long-term debt and operating and capital lease commitments (amounts in thousands):

	Total amounts	Less than			More than
Contractual obligations	committed	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,067,180	$—	$512,180	$555,000	$—
Capital leases	2,026	750	1,224	52	—
Construction commitments	42,246	42,246	—	—	—
Operating leases (2)	645,565	7,576	13,045	9,106	615,838
Other	14,319	5,837	8,482	—	—

Total contractual obligations	$1,771,336	$56,409	$534,931	$564,158	$615,838

(1)	Long-term debt commitments do not include approximately $97.4 million in interest payments projected to be due in future years ($37.6 million less than one year, $58.7 million between one and three years, and $1.2 million between three and five years) based on the stated interest rates on our fixed-rate debt and the rates in effect at June 30, 2012 for our variable-rate debt. Variable rates, as well as outstanding principal balances, could change in future periods. See “Principal Debt Agreements” above for a discussion of our outstanding long-term debt. See “Supplemental Cash Flow Information” in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the interest we paid during 2011, 2010 and 2009.
(2)	The total operating lease commitments of $645.6 million above includes the 75-year operating lease agreement we entered into during 1999 for 65.3 acres of land located in Osceola County, Florida where Gaylord Palms is located.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including those related to revenue recognition, impairment of long-lived assets and goodwill, stock-based compensation, derivative financial instruments, income taxes, retirement and postretirement benefits other than pension plans, and legal contingencies, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no newly identified critical accounting policies in the first six months of 2012 nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 to our condensed consolidated financial statements included herein.

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

Risk Related to Changes in Interest Rates

Borrowings outstanding under our $925 Million Credit Facility currently bear interest at an annual rate of LIBOR plus 2.25%, subject to adjustment as defined in the credit agreement. If LIBOR were to increase by 100 basis points, our annual interest cost on the $555.0 million in borrowings outstanding under our $925 Million Credit Facility as of June 30, 2012 would increase by approximately $5.6 million.

Certain of our outstanding cash balances are occasionally invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at June 30, 2012. As a result, the interest rate market risk implicit in these investments at June 30, 2012, if any, is low.

Risk Related to Changes in Equity Prices

The $360 million aggregate principal amount of Convertible Notes may be converted prior to maturity, at the holder’s option, into shares of our common stock under certain circumstances as described in Item 2 above under Principal Debt Agreements and in our Annual Report on Form 10-K for the year ended December 31, 2011. The initial conversion price is approximately $27.25 per share. Upon conversion, we may elect, at our option, to deliver shares of our common stock, cash or a combination of cash and shares of our common stock in satisfaction of our obligations to the converting note holders. The fair value of the Convertible Notes will generally increase as our share price increases and decrease as our share price declines.

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

Risk Related to Changes in Asset Values that Fund our Pension Plans

The expected rates of return on the assets that fund our defined benefit pension plan are based on the asset allocation of the plan and the long-term projected return on those assets, which represent a diversified mix of equity securities, fixed income securities and cash. As of June 30, 2012, the value of the investments in the pension fund was $66.2 million, and an immediate 10% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $6.6 million.

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

In April 2012, the Company filed suit against the U.S. Government in the U.S. District Court for the Middle District of Tennessee for damages that the Company believes resulted from negligent actions on the part of the National Weather Service and the Army Corps of Engineers during the May 2010 flooding in Nashville, Tennessee. The Company is seeking $250 million in damages. At this time, it is uncertain as to whether the Company will receive any damages related to this suit, nor does the Company have a timetable for resolution.

The Company is also a party to certain litigation, as described in Note 11 to our condensed consolidated financial statements included herein and which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not realize the anticipated tax benefits from the anticipated REIT conversion effective January 1, 2013 because the timing of the merger and REIT conversion is not certain.

We will complete the proposed merger of Gaylord with and into Granite after our stockholders adopt the merger agreement and approve the issuance of shares of our common stock in connection with the Special E&P Distribution and the satisfaction or waiver of the other conditions to the merger. We intend to hold a special meeting of stockholders in the third quarter of 2012 to seek such stockholder approvals. In addition, the timing of the merger will depend on our ability to conform our operations to the requirements for qualification as a REIT. We currently anticipate that the completion of the merger will occur on or about the time of (but not earlier than) the consummation of the Marriott sale transaction. We anticipate that the merger will occur no later than December 31, 2012, although we cannot assure you that the merger will not be delayed. If the merger and the other restructuring transactions were significantly delayed, we may not be qualified to elect REIT status effective January 1, 2013, in which event we could not elect REIT status until the taxable year beginning January 1, 2014, at the earliest. In that event, the benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal income tax through distributions to our stockholders, would not commence January 1, 2013, and we would pay corporate level income taxes on our taxable income until such time as we became a REIT. Additionally, even if the transactions necessary to implement the REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders.

We may be unable to satisfy the remaining conditions to the consummation of the anticipated Marriott sale transaction, and the Marriott sale transaction, merger and REIT conversion may not be completed.

Consummation of the Marriott sale transaction remains conditioned upon our obtaining the consent of the required lenders pursuant to our $925 Million Credit Facility. In addition, consummation of the Marriott sale transaction and completion of the merger are conditioned on, among other things, the absence of any law or regulation that prohibits the consummation of the Marriott sale transaction or completion of the merger and the adoption by our stockholders of the merger agreement. Satisfying the conditions to the consummation of the sale transaction and the completion of the merger may take longer and could cost more than we expect, and our stockholders may not adopt the merger agreement. Failure to consummate the Marriott sale transaction and to complete the merger could negatively affect the market price of our common stock, and any delays in consummation of the Marriott sale transaction or completion of the merger may result in a delay of our qualification to elect REIT status until January 1, 2014, at the earliest.

If we are unable to obtain waivers and consents of the lenders to our $925 Million Credit Facility to amend the facility to accommodate Marriott sale transaction, the REIT conversion and the merger, we may be delayed or prevented from consummating the anticipated Marriott sale transaction and completing the merger and REIT conversion.

Prior to consummating the Marriott sale transaction and completing the merger, we must obtain waivers and consents of the required lenders pursuant to our $925 Million Credit Facility to amend the facility to accommodate the Marriott sale transaction, the merger, and the REIT conversion. If we are unable to obtain such waivers and consents of the lenders, the sale transaction, the merger, and the REIT conversion will not be consummated. Although we believe that we will be able to obtain such waivers and consents, we cannot assure you that the required lenders will agree to the amendment of our $925 Million Credit Facility in a timely manner, or at all.

The purchase agreement with respect to the Marriott sale transaction may make it less likely that a competing transaction would emerge and may make it more difficult or expensive for Gaylord to accept a proposal to acquire Gaylord.

In the purchase agreement with respect to the Marriott sale transaction, we have agreed to cease all activities, discussions or negotiations and not to solicit proposals relating to the sale of the Gaylord Hotels brand and the right to manage our Gaylord Hotels properties. Although the purchase agreement does not prohibit us from considering or negotiating proposals to acquire Gaylord as a whole, if we terminate the purchase agreement because we enter into or our board of directors has approved our entry into a definitive agreement with respect to an acquisition proposal, we would be required to pay Marriott a termination fee of $12.5 million. If the special meeting of stockholders is held and stockholder approval of the merger is not obtained, or other conditions of the transaction are not met and the Marriott sale transaction is terminated, we may be required to pay a termination fee of $5 million (with credit for any conversion expenses reimbursed to Marriott, which may exceed $5 million). We may also be required to pay Marriott an additional fee of $5 million if stockholder approval of the merger is not obtained and an alternative management or acquisition agreement is consummated. Such termination fees and expenses may make it less likely that a competing transaction would emerge and may make it more difficult and expensive for us to accept a competing transaction that our board of directors determines to be in the interests of us and our stockholders.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Code:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we would be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	we would be disqualified from REIT tax treatment for the four taxable years following the year during which we were so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C corporation, beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

The current market price of Gaylord common stock may not be indicative of the market price of Granite common stock following the anticipated completion of the REIT conversion and the Special E&P Distribution.

The current market price of Gaylord common stock may not be indicative of how the market will value Granite common stock following the completion of the REIT conversion because of the effect of the distribution of cash and shares of Granite common stock in connection with the Special E&P Distribution, the change in our organization from a taxable C corporation to a REIT and the change in our distribution policy. Gaylord’s common stock price does not necessarily take into account these effects, and the market price after the completion of the REIT conversion and the Special E&P Distribution could be lower than the current price. Furthermore, one of the factors that may influence the market price of Granite common stock will be the yield from distributions on Granite common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of Granite common stock could be adversely affected. The market price of Granite common stock will also be affected by general market conditions (as the price of Gaylord common stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

Conversion of the Convertible Notes may dilute the ownership interests of our stockholders, and the market price of our common stock may be impacted by note hedge and warrant transactions we entered into in connection with the issuance of the Convertible Notes.

The Convertible Notes are convertible at the option of the holders during the third quarter of 2012. The notes may become convertible in other future calendar quarters if the closing market price of our common stock exceeds 120% of the then effective conversion price for at least 20 trading days during the 30 consecutive trading-day period immediately prior to the beginning of such calendar quarter. The notes may also become convertible if the cash portion of the Special E&P Distribution, or any future distributions, exceeds 10% of the market price of our common stock on the day before the declaration of such distribution.

Upon the conversion of the Convertible Notes, we may elect, at our option, to deliver shares of common stock, cash, or a combination of cash and shares of common stock in satisfaction of our conversion obligations. We intend to settle the face value of any notes that are converted in cash. Any shares of common stock that we elect to issue upon conversion of the notes will dilute the ownership interests of our stockholders, and any sales in the public market of the common stock issued upon such conversion could adversely affect the market price of our common stock.

In addition, we entered into note hedge transactions with various financial institutions at the time of issuance of the Convertible Notes, intended to reduce potential dilution with respect to our common stock upon conversion of the notes. We also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the strike price of the warrants.

In connection with establishing their initial hedge for the note hedge and warrant transactions, we believe that each of these financial institutions, or their affiliates, entered into their own various derivative transactions with respect to our common stock. These financial institutions or their affiliates are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in secondary market transactions during the time the Convertible Notes are outstanding. In addition, we will exercise options we hold under the convertible note hedge transactions whenever notes are converted. To unwind its hedge positions with respect to those exercised options, we expect each of these financial institutions or its affiliates will likely sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during any settlement period for converted notes.

Under the terms of the indenture for the Convertible Notes, our declaration and payment of the Special E&P Distribution in connection with the proposed REIT conversion will trigger the anti-dilution provisions of the Convertible Notes, which will require an adjustment to the conversion rate of the Convertible Notes to increase the number of shares of our common stock that may be issued upon conversion of the Convertible Notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.

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

GAYLORD ENTERTAINMENT COMPANY

Date: August 7, 2012	By:	/s/ Colin V. Reed
Colin V. Reed
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Fioravanti
Mark Fioravanti
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Rod Connor
Rod Connor
Senior Vice President and
Chief Administrative Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Purchase Agreement, dated May 30, 2012, by and among Gaylord Entertainment Company, Gaylord Hotels, Inc., Marriott Hotel Services, Inc., and Marriott International, Inc. (including the forms of Management Agreement and Pooling Agreement) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012). †

3.1	Restated Certificate of Incorporation of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Second Amended and Restated Bylaws of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on May 7, 2009).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Gaylord Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 13, 2008).

31.1	Certification of Colin V. Reed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Fioravanti pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Colin V. Reed and Mark Fioravanti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Gaylord Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.